Form 10-K
period 2003-11-30
SYNNEX CORP
filed 2004-02-19
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-31892

SYNNEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2703333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3797 Spinnaker Court Fremont, California	94538 (Zip Code)
(Address of principal executive offices)

(510) 656-3333

(Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange on January 27, 2004 was approximately $110,755,015. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 27, 2004, there were 26,096,534 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2004 Annual Meeting of Stockholders to be held on March 25, 2004.

SYNNEX CORPORATION

TABLE OF CONTENTS

2003 FORM 10-K

PART I

Item 1.	Business

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, marketing and commercialization of our products and services under development, our expectations regarding future revenues, fluctuations in future operating results and future expenses, our estimates regarding our capital requirements and our needs for additional financing, our relationship with strategic partners, original equipment manufacturers and reseller customers, our infrastructure needs and growth, critical accounting policy effects, industry trends, use of our working capital, plans for future products and services and for enhancements of existing products and services, the adequacy of our facilities, the outcome of litigation, expectations regarding dividends, our competitive position, our ability to attract customers, expansion of our operations, impact of new rules and regulations affecting public companies, statements regarding our securitization program and sources of revenue and anticipated revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry and fluctuations in general economic condition and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Factors That May Affect Our Operating Results,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

SYNNEX and the SYNNEX logo are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution related logistics and contract assembly.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2003 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers.

In our distribution operations, we purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as HP, IBM, Intel, Microsoft and Seagate and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. We currently distribute and market approximately 15,000 products (as measured by active SKUs) from over 100 OEM suppliers to more than 15,000 resellers.

Our contract assembly operations are generally related to building IT systems such as personal computers, workstations and servers. By leveraging the inventory management capabilities and system component supplier relationships of our distribution business, we provide cost-effective IT system assembly.

Because we offer distribution, contract assembly and complementary logistics services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong and expanding relationships with these OEMs and our reseller customers.

We were incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We reincorporated in the State of Delaware under the name “SYNNEX Corporation” in October 2003.

Our Products and Suppliers

We distribute a full range of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 100 OEM suppliers, enabling us to offer comprehensive solutions to our reseller customers. Our primary OEM suppliers for fiscal 2003 and representative products we currently distribute for them include the following:

Supplier	Representative Products
HP	Desktop and Notebook PCs, Printers, Imaging Products, Supplies, Servers, Storage Products
IBM	Desktop and Notebook PCs, Servers, Storage Systems, Software
Intel	CPUs, Motherboards, Networking Products
Lexmark	Printers and Supplies
Microsoft	Operating Systems, Application Software
NEC-Mitsubishi	Displays and Monitors
Panasonic	Ruggedized Notebook PCs
Seagate	Hard Disk Drives
Symantec	Security Software
Toshiba America	Notebook PCs
ViewSonic	Displays and Monitors
Xerox	Printers and Supplies

Our largest OEM supplier is HP. Revenue from the sale of HP products represented approximately 30.4%, 35.0% and 30.7% of our revenue for fiscal 2001, 2002 and 2003 respectively. We entered into a U.S. Business Development Partner Agreement with Hewlett-Packard Company on November 6, 2003 which governs our relationship with HP in the United States. The agreement remains in effect until May 31, 2005 unless terminated earlier in accordance with its terms. As is typical with our OEM supplier agreements, either party may terminate the agreement upon 30 days written notice. In addition, either party may terminate the agreement with cause upon 15 days written notice. “Cause” is not defined in the agreement. In the event the agreement is terminated for cause or if we in any way fail to perform any of our obligations under the agreement, any and all agreements between us and HP for the resale of any and all products, support and services shall automatically, terminate upon such default or termination. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorney fees. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Our subsidiaries in Canada and Mexico have territorial supplier agreements with subsidiaries of HP located in the same countries. We currently do not have plans to expand into additional territories.

During fiscal 2003, our distribution product mix by category was in the following ranges:

Product Category:
Peripherals	32%-36%
System Components	25%-29%
IT Systems	22%-26%
Software	9%-13%
Networking Equipment	2%-6%

In our contract assembly business we primarily assemble IT systems.

We have distribution agreements with many of our suppliers. These agreements usually provide for nonexclusive distribution rights and pertain to specific geographic territories. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. An OEM supplier that elects to terminate a distribution agreement will generally repurchase its products carried in our inventory.

Our IT distribution and assembly business subjects us to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising our inventory. Many of our OEM suppliers offer us limited protection from the loss in value of our inventory due to technological change or a supplier’s price reductions. Under many of these agreements, we have a limited period of time to return or exchange products or claim price protection credits. We monitor our inventory levels and attempt to time our purchases to maximize our protection under supplier programs.

Our OEM suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our reseller customers. We generally do not independently warrant the products we distribute; however, we warrant our services with regard to products that we configure for our reseller customers, and the products that we assemble from components purchased from other sources. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, our warranty expense has not been material.

Our Customers

Distribution

We distribute IT products to more than 15,000 resellers. Resellers are classified primarily by the end-users to which they sell as well as the services they provide. End-users include large corporations, governments, small-to medium-sized businesses, or SMBs, and personal users. In addition, resellers vary greatly in size and geographic reach. No reseller accounted for more than 10% of our total revenue in fiscal 2002 or 2003. Our reseller customers buy from us and other distributors. Some of our larger reseller customers also buy certain products directly from OEM suppliers. Some of our largest reseller customers include Business Depot, CDW, EnPointe, Insight and PlanetGov.

Contract Assembly

The customers of our contract assembly business are IT product OEMs seeking to outsource product assembly and production logistics. Currently our primary contract assembly customer is Sun Microsystems. No contract assembly customer accounted for more than 10% of our total revenue in fiscal 2002 or 2003.

Our Services

We offer a variety of services to our distribution and contract assembly customers, including the following:

Distribution

Distribution Services. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and fill orders from our reseller customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller customers.

Logistics Services. We provide logistics support to our reseller customers such as outsourced fulfillment, virtual distribution and direct ship to end-users. Other logistics support activities we provide include generation of customized shipping documents, multi-level serial number tracking for customized, configured products and online order and shipment tracking. We also provide logistics support both individually and in bulk directly to resellers, other distributors and end-users.

Outsourced Back-Office Services. We offer our reseller customers outsourced back-office support, including management of sales and purchase orders, credit verification, inventory management, invoicing and collections, vendor claims and returns. Some of our reseller customers have outsourced to us their entire order processing, shipping and billing functions, eliminating the need for them to hire and maintain staff to perform these functions.

Online Services. We maintain EDI and web-based communication links with many of our reseller customers. These links improve the speed and efficiency of our transactions with our reseller customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-application software that allows our resellers or their end-user customers to order software and take delivery online.

Financing Services. We offer our reseller customers a wide range of financing options, including net terms, third party leasing and floor plan financing, letters of credit and arrangements where we collect payment directly from the end-user. The availability and terms of our financing services are subject to our credit policies or those of third party financing providers to our reseller customers.

Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting specific resellers, including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows and web-based marketing. Web-based marketing includes customized areas of our Web Site that focus on an OEM suppliers’ products, programs, and services; web banners; web casts designed to allow an OEM supplier to make presentations to a targeted group of resellers; and web-based training.

Technical Support Services. We provide our reseller customers technical support services, including pre- and post-sale support.

Contract Assembly

Materials Procurement and Management. We provide our contract assembly customers with materials procurement and management activities including planning, purchasing, expediting and warehousing system components and materials used in the assembly process. Because we distribute many of the system components used in the assembly of our contract assembly customers’ products, our assembly customers are able to minimize their inventory risk by taking advantage of the terms and conditions of our distribution relationships. In addition, we also offer increased inventory availability to our contract assembly customers because we stock items for both distribution and assembly.

Assembly Services. We provide our OEM assembly customers with build-to-order, or BTO, and configure-to-order, or CTO, assembly capabilities. BTO assembly consists of building a group of systems with the same pre-defined specifications, generally for our OEM customers’ inventory. CTO assembly consists of building a customized system for an OEM customer’s individual order specifications. We possess adequate systems and assembly flexibility to produce both large and small volumes of products that include numerous configurations. We also offer production value added services such as kitting, reconfiguration, asset tagging and hard drive imaging.

Joint Design and Manufacturing Services. We offer contract design and manufacturing services to OEMs through our relationship with our largest indirect stockholder, MiTAC International. MiTAC International’s design capabilities complement our system assembly capabilities and allow us to deliver a complete design-to-delivery solution for our OEM customers.

Sales and Marketing

As of November 30, 2003, we employed 731 sales and marketing professionals. We serve our large government and commercial reseller customers through dedicated sales professionals. We market to smaller resellers through dedicated regional sales teams. In addition, we have dedicated product marketing and sales specialists that focus on the sale and promotion of the products of selected suppliers. These specialists are also directly involved in establishing new relationships with leading OEMs and resellers. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities and ensuring customer satisfaction. We have sales offices in North America and Asia and attempt to locate our sales and marketing professionals in close proximity to our reseller customers.

We also have a sales team dedicated to cultivating new contract assembly opportunities with IT product OEMs. On selected opportunities, this team works with MiTAC International representatives to offer OEMs comprehensive outsourced supply chain solutions. This joint sales effort enables us to deliver complete design-to-delivery solutions for our OEM customers.

Our Operations

Distribution

We operate 15 distribution facilities in the United States, Canada, Japan and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. In the United States, we operate ten distribution facilities that are geographically dispersed to be near end-users. This regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were centralized resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short term changes in order activity. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations.

Our proprietary IT systems and processes, along with technology solutions from leading warehouse automation providers, enable us to automate many of our distribution operations. For example, we use radio frequency and bar code scanning technologies in all of our warehouse operations to maintain real time inventory records, facilitate frequent cycle counts and improve the accuracy of order fulfillment. We use palm readers to capture real time labor cost data enabling efficient management of our daily labor costs. We also scan and archive receiving documents and generate electronic freight out vouchers to streamline our accounts payable administration.

To enhance the accuracy of our order fulfillment and protect our inventory from shrinkage, our systems also incorporate numerous controls. These controls include order weight checks, bar code scanning, and serial number profile verification to verify that the product shipped matches the customer order. We also use digital video imaging to record our small package shipping activities by order. These images and other warehouse and shipping data are available online to our customer service representatives enabling us to quickly respond to order inquiries by our customers.

Contract Assembly

We operate assembly facilities in the United States and the United Kingdom. In our contract assembly business, we source materials, assemble IT systems, and ship completed products on behalf of our OEM customers. We generally assemble IT systems, including personal computers, workstations and servers, incorporating system components from our distribution inventory and other sources. Additionally, we perform production value added services, including kitting, asset tagging, hard-drive imaging and reconfiguration. Our contract assembly facilities are ISO 9001:2000 certified.

We focus on system level contract assembly rather than full service manufacturing in order to minimize our capital investments in our assembly business. Because of the variability of our assembly orders, our workforce is predominantly comprised of temporary workers. We also partner with MiTAC International to provide certain manufacturing capabilities, including design and printed circuit board assembly as these activities require extensive capital investments and labor.

International Operations

Approximately 14%, 21% and 21% of our revenue for fiscal 2001, 2002 and 2003, respectively, originated outside of the United States. A key element in our business strategy is to expand our global presence in order to provide our distribution and contract assembly capabilities to OEMs in locations that meet their regional requirements. Consistent with this strategy, we have established international operations in Canada, China, Japan, Mexico and the United Kingdom. We plan to continue to seek strategic opportunities to expand our operations throughout the world.

Purchasing

Product costs represent our single largest expense and IT product inventory is one of our largest working capital investments. Furthermore, product procurement from our OEM suppliers is a highly complex process that involves marketing incentive programs, rebate programs, price protection and other arrangements. Consequently, efficient and effective purchasing operations are critical to our success.

Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased. In addition, the purchasing group utilizes an internally developed, proprietary information systems application tool, which further aids the purchasing group in forecasting future product demand based on several factors, including past sales levels, expected product life cycle and current and projected economic conditions. Our information systems tool also tracks warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation allows for greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders, on a more frequent basis. Furthermore, our systems tool also allows for automated checks and controls to prevent the generation of inaccurate orders.

The purchasing group is supported by employees based in China who handle daily back-office routine functions such as purchase order issuance, changes to purchase orders and returns. Having a purchasing support team in China allows us to benefit from highly skilled and lower cost labor.

Managing our OEM supplier incentive programs is another critical function of our purchasing group. We attempt to maximize the benefit of incentives, rebates and volume discounts that our OEM suppliers offer us from time-to-time. We carefully evaluate these purchasing benefits relative to our product handling and carrying costs so that we do not over-invest in our inventory. We also closely monitor inventory levels on a product-by-product basis and plan purchases to take advantage of OEM supplier provided price protection. By managing inventory levels at each of our regional distribution facilities, we can minimize our shipping costs by stocking products near to our resellers and their end-user customers.

Financial Services

We offer various credit terms to our customers as well as prepayment, credit card and cash on delivery terms. We also collect outstanding accounts receivable on behalf of our reseller customers in certain markets. In issuing credit to our reseller customers, we closely and continually monitor their credit worthiness through our information systems, which contain detailed information on each customer’s payment history, as well as through periodic detailed credit file reviews by our financial services staff. In addition, we participate in a U.S. credit association whose members exchange customer credit rating information. In our operations in Canada, we have also purchased credit insurance to further control credit risks. Finally, we establish reserves for estimated credit losses in the normal course of business.

We also sell to certain reseller customers where the transactions are financed by a third-party floor plan financing company. These transactions generally involve large sales and are limited to selected product lines. The expenses charged by these financing companies will be subsidized either by our OEM suppliers or paid by us. We generally receive payment from these financing institutions within 15 days from the date of sale, depending on the specific arrangement.

Information Technology

Our IT systems manage the entire order cycle, including processing customer orders, production planning, customer billing and payment tracking. These internally developed IT systems make our distribution and contract assembly operations more efficient and provide visibility into all aspects of our operations. We believe our IT infrastructure is scalable to support further growth. The continuing enhancement of our IT systems facilitates improved product and inventory management, streamlines order and delivery processes, and increases operational flexibility. Having a common enterprise resource-planning platform allows us to quickly respond to fluctuations in our customers’ orders in different parts of the world and facilitates simultaneous product introduction in multiple regions while providing visibility into product availability.

To allow our customers and suppliers to communicate and transact business with us in an efficient and consistent manner, we have implemented a mix of proprietary and off-the-shelf software programs which integrate our IT systems with those of our customers and suppliers. In particular, we maintain EDI and web-based communication links with many of our reseller customers to enable them to search for products, check real-time price, inventory availability and specifications, place and track orders, receive invoices and process returns. We plan to continue making significant investments in our IT systems to facilitate the flow of information, increase our efficiency and lower transaction costs.

Competition

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution and contract assembly industries are characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, technological capabilities, product quality, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers.

Our current major competitors in IT product distribution include Bell Microproducts, Ingram Micro and Tech Data and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers, which also sell directly to resellers and end-users. The distribution industry has recently undergone, and continues to undergo, major consolidation. During this period, a number of significant players within the IT distribution industry exited or merged with other players within the distribution market. We have participated in this consolidation through our acquisitions of Merisel Canada and Gates/Arrow, and we are continuing to evaluate other opportunities.

Our current competitors in contract assembly include Benchmark Electronics, Celestica, Foxconn, Sanmina-SCI and Solectron. We also face competition from the manufacturing and assembly operations of our current and potential customers, which continually evaluate the relative benefits of internal manufacturing and assembly compared to outsourcing.

Many of our competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us and may have more developed relationships with their existing customers. We attempt to offset our scale disadvantage by focusing on a limited number of leading OEM’s to represent, running the most efficient and low cost operation possible and offering a high level of customer service.

Employees

As of November 30, 2003, we had 1,664 full-time employees, including 731 in sales and marketing, 572 in distribution and assembly operations, and 361 in executive, finance, IT and administration. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our production capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers. Our employees are not represented by a labor union nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

Our Web Site is http://www.synnex.com. We make available free of charge, on or through our Web Site, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission (SEC). Information contained on our Web Site is not a part of this report. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our Web Site’s investor relations page, our code of ethics.

Item 2.	Properties

Our principal executive offices are located in Fremont, California. We operate more than 25 distribution, assembly and administrative facilities in six different countries encompassing a total of approximately 1.5 million square feet. We lease each of these facilities, except a 62,500 square foot sales and marketing facility in Greenville, South Carolina, a 40,700 square foot administrative facility in China, a 9,300 square foot administrative facility in Japan and a 124,000 square foot assembly facility in the United Kingdom which we own. In the United States, we operate 13 principal facilities with a total area of approximately one million square feet of space. Leases for our current U.S. facilities expire between March 2004 and June 2013. Our principal assembly facility is located in Fremont, California and our principal distribution facilities are located in Edison,

New Jersey, Memphis, Tennessee, Los Angeles, California and Toronto, Ontario. We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current operating needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings. We are from time to time involved in legal proceedings in the ordinary course of business, including the following:

On May 1, 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against us and our wholly-owned Canadian subsidiary, SYNNEX Canada Limited. The suit claims that we have infringed on Seanix’s exclusive rights to its Canadian Trademark Registration and caused confusion between the two companies resulting from, among other things, our use of marks confusingly similar to the Seanix trademarks. The complaint seeks injunctive relief and monetary damages in an amount to be determined. Limited discovery has taken place and no trial date has been set.

On May 7, 2002, Acropolis Systems, Inc. and Tony Yeh filed a civil suit in Santa Clara County California Superior Court against us, Robert Huang, C. Kevin Chuang and Stephen R. Bowling. The suit alleges violation of California securities laws, fraud and concealment and breach of contract resulting from, among other things, our alleged failure to disclose the existence of a lien in favor of us on the assets of eManage.com prior to entering into stock purchase agreements for shares of eManage stock. At the time of this stock purchase, we were the majority shareholder of eManage.com. The complaint seeks monetary damages in the amount of approximately $2,000,000. Limited discovery has taken place and no trial date has been set.

In addition, we are involved in various bankruptcy preference actions where we were a supplier to the companies now in bankruptcy. For example, on March 14, 2002, the trustees of the bankruptcy estate of Inacom Corp. filed a bankruptcy preference action in the United States Bankruptcy Court for the District of Delaware against us. On April 10, 2002, the trustees of the bankruptcy estate of MicroAge, Inc. filed a bankruptcy preference action in the United States Bankruptcy Court for the District of Arizona against us. On February 21, 2003, the trustees of the bankruptcy estate of US Office Products Company filed a bankruptcy preference action in the United States Bankruptcy Court for the District of Delaware against us. On March 31, 2003, the trustees of the bankruptcy estate of Infinite Technology Group Ltd. filed a bankruptcy preference action in the United States Bankruptcy Court for the Eastern District of New York against us. On November 2, 2003, the trustees of the bankruptcy estate of Harvard Manufacturing—Texas LLC filed a bankruptcy preference action in the United States Bankruptcy Court for the Western District of Texas against us. These preference actions are filed by the trustee of the bankruptcy estate on behalf of the bankrupt entity’s debtors and generally seek to have payments made by the bankrupt entity within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt entity’s creditors. The amounts sought to be returned in the various preference actions range from $7,000 to $700,000. In the majority of the actions, limited discovery has taken place and some trial dates have been set.

We believe that the outcome of these actions will not have a material adverse effect on us. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of November 30, 2003:

Name	Age	Position
Robert Huang	58	President, Chief Executive Officer and Director
Peter Larocque	42	Executive Vice President, Distribution
Dennis Polk	37	Chief Financial Officer and Senior Vice President, Corporate Finance
Simon Leung	38	General Counsel and Corporate Secretary

Robert Huang founded our company in 1980 and serves as President, Chief Executive Officer and Director. Prior to founding our company, Mr. Huang served as the Headquarters Sales Manager of Advanced Micro Devices, a semiconductor company. Mr. Huang received his Bachelor of Science degree in Electrical Engineering from Kyushyu University, Japan, Master of Science degrees in Electrical Engineering and Statistics from the University of Rochester and a Master of Science degree in Management Science from the Sloan School of Management at the Massachusetts Institute of Technology.

Peter Larocque has served as our Executive Vice President of Distribution since June 2001 and previously served as our Senior Vice President of Sales and Marketing from September 1997 until June 2001. Mr. Larocque is responsible for our North American distribution business. Mr. Larocque received a Bachelor of Science degree in Economics from the University of Western Ontario, Canada.

Dennis Polk is our Chief Financial Officer and Senior Vice President of Corporate Finance and has served in this capacity since joining us in February 2002. From March 2001 through January 2002, Mr. Polk provided services, primarily in the capacity of chief financial officer, for several entities, including IPS Associates, See Commerce and Prestwick Partners. From February 2000 to February 2001, Mr. Polk served as the Vice President, Finance at DoveBid, Inc., a capital asset disposition and valuation firm. From December 1995 to January 2000, Mr. Polk was first the Corporate Controller and later the Senior Vice President of Finance and Principal Financial Officer of Savoir Technology Group, Inc., a computer systems distributor and contract assembler. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University and is a Certified Public Accountant.

Simon Leung is our General Counsel and Corporate Secretary and has served in this capacity since May 2001. Mr. Leung joined us in November 2000 as Corporate Counsel. From December 1999 to November 2000, Mr. Leung was an attorney at the law firm of Paul, Hastings, Janofsky & Walker LLP. From May 1995 to December 1999, Mr. Leung was an attorney at the former law firm of Fotenos & Suttle, P.C. Mr. Leung received a Bachelor of Arts degree from the University of California, Davis and his Juris Doctor degree from the University of Minnesota Law School.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $0.001, is traded on the New York Stock Exchange (“NYSE”) under the symbol “SNX.” The following table sets forth the range of high and low sales prices for our common stock on the NYSE, since November 25, 2003, the date of our initial public offering, as reported by the NYSE.

Fiscal 2003	High	Low
Fourth Quarter (since November 25, 2003)	$14.60	$13.95

As of January 27, 2004, our common stock was held by 56 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors. In addition, our credit facilities place restrictions on our ability to pay dividends.

Use of Proceeds from Sales of Registered Securities

On December 1, 2003, we closed the sale of a total of 5,400,000 shares of our common stock at a price of $14.50 per share in a firm commitment underwritten initial public offering, of which 3,577,500 shares were sold by us and 1,822,500 shares were sold by selling stockholders. In connection with the offering, we granted an option to the underwriters to purchase up to an additional 810,000 shares for up to 30 days after the offering to cover over-allotments, if any. On January 9, 2004, we closed the sale of a total of 256,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option, of which 161,185 shares were sold by us and 94,815 shares were sold by selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-108543), which the Securities and Exchange Commission declared effective on November 24, 2003. The managing underwriters in the offering were Bear, Stearns & Co. Inc., Banc of America Securities LLC and Raymond James & Associates, Inc.

Of the $54.2 million in gross proceeds raised by us in the offering:

1.	approximately $3.8 million was paid to the underwriters in connection with the underwriting discount;

2.	approximately $1.6 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees; and

3.	the remainder of the proceeds from the offering was used to reduce the use of our accounts receivable securitization program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated statement of operations and cash flow data presented below for the fiscal years ended November 2001, 2002 and

2003 and the consolidated balance sheet data as of November 30, 2002 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and other data for the fiscal year ended November 30, 1999 and 2000 and the consolidated balance sheet data as of November 30, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements that are not included in this Report. The consolidated statement of operations data generally include the operating results from our acquisitions from the closing date of each acquisition. Historical operations results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 and note 4 to our consolidated financial statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$3,173,602	$3,802,629	$3,224,390	$3,767,882	$4,126,240
Cost of revenue	(3,039,923)	(3,626,317)	(3,060,304)	(3,593,982)	(3,938,524)

Gross profit	133,679	176,312	164,086	173,900	187,716
Selling, general and administrative expenses	(90,016)	(106,489)	(106,197)	(123,418)	(129,850)

Income from operations	43,663	69,823	57,889	50,482	57,866
Interest expense, net	(1,111)	(452)	(1,397)	(1,422)	(1,961)
Other income (expense), net	(3,946)	6,845	(12,813)	(4,207)	(8,771)

Income from continuing operations before income taxes and minority interest	38,606	76,216	43,679	44,853	47,134
Provision for income taxes	(15,680)	(33,373)	(17,608)	(16,837)	(17,360)
Minority interest in subsidiaries	(329)	(832)	(274)	16	222

Income from continuing operations	22,597	42,011	25,797	28,032	29,996
Loss from discontinued operations	(921)	(5,577)	—	—	—

Net income	$21,676	$36,434	$25,797	$28,032	$29,996

Net income per common share, basic:
Income from continuing operations	$1.15	$1.96	$1.18	$1.27	$1.36
Loss from discontinued operations	(0.05)	(0.26)	—	—	—

Net income per common share, basic	$1.10	$1.70	$1.18	$1.27	$1.36

Net income per common share, diluted:
Income from continuing operations	$1.10	$1.72	$1.06	$1.16	$1.22
Loss from discontinued operations	(0.05)	(0.23)	—	—	—

Net income per common share, diluted	$1.05	$1.49	$1.06	$1.16	$1.22

	November 30,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,487	$20,564	$15,730	$15,503	$22,079
Working Capital	73,164	116,292	187,235	200,021	217,397
Total assets	505,272	636,434	565,034	629,075	789,928
Current borrowings under term loans and lines of credit	34,833	32,121	18,104	19,685	69,464
Long-term borrowings	2,175	2,090	43,036	38,714	8,134
Total stockholders’ equity	112,718	157,823	183,372	213,218	252,814

Note: we completed our initial public offering on December 1, 2003. The above amounts do not reflect the net proceeds from the offering.

	Fiscal Years Ended November 30,
	1999	2000	2001	2002	2003
	(in thousands)
Other Data:
Depreciation and Amortization	$5,460	$6,753	$9,350	$8,337	$7,412

It em 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, marketing and commercialization of our products and services under development, our expectations regarding future revenues, fluctuations in future operating results and future expenses, our estimates regarding our capital requirements and our needs for additional financing, our relationship with strategic partners, original equipment manufacturers and reseller customers, our infrastructure needs and growth, critical accounting policy effects, industry trends, use of our working capital, plans for future products and services and for enhancements of existing products and services, the adequacy of our facilities, the outcome of litigation, expectations regarding dividends, our competitive position, our ability to attract customers, expansion of our operations, impact of new rules and regulations affecting public companies, statements regarding our securitization program and sources of revenue and anticipated revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry and fluctuations in general economic condition and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics and contract assembly.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2003 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers.

Because we offer distribution, contract assembly and complementary supply chain services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in Asia, Europe and North America.

Revenue and Cost of Revenue

We derive our revenue primarily through the distribution of IT systems, peripherals, system components, software and networking equipment, and, to a lesser extent, from contract assembly. We recognize revenue in both our distribution and contract assembly operations as products are shipped, provided that a purchase order exists, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Our distribution sales are made to reseller customers on a purchase order basis and generally relate to a specific order from a reseller’s end-user customer. Our contract assembly sales are generated from specific purchase orders received from our OEM customers for a specified unit quantity. We do not have long-term sales agreements with our reseller or contract assembly customers.

Revenue from our distribution business represented 76.4%, 90.1% and 94.4% of our total revenue in fiscal 2001, 2002 and 2003, respectively. In our distribution business, our primary customers are resellers. None of our reseller customers accounted for more than 10% of our total revenue in fiscal 2001, 2002 or 2003. Approximately 30.4%, 35.0% and 30.7% of our total revenue in fiscal 2001, 2002 and 2003, respectively, was derived from the sale of HP products. Most of our remaining revenue is derived from the distribution and assembly of the IT products of a relatively small number of other suppliers.

Approximately 23.6%, 9.9% and 5.6% of our total revenue in fiscal 2001, 2002 and 2003, respectively, was derived from our contract assembly business. We provide contract assembly primarily to IT product OEMs. Our contract assembly revenue is dependent on a small number of customers. Revenue from contract assembly provided to Sun Microsystems accounted for approximately 11.9% of our total revenue in fiscal 2001, and less than 10% of our total revenue in 2002 and 2003.

The market for IT products is generally characterized by declining unit prices and short product life cycles. Our distribution business is also highly competitive on the basis of price. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute. From time to time, we also participate in the incentive and rebate programs of our OEM suppliers. These programs are important determinants of the final sales price we charge to our reseller customers. To mitigate the risk of declining prices and obsolescence of our distribution inventory, our OEM suppliers generally offer us limited price protection and return rights for products that are marked down or discontinued by them. We carefully manage our inventory to maximize the benefit to us of these supplier provided protections.

A significant portion of our cost of distribution revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any rebates and purchase discounts received from our OEM suppliers. Cost of distribution revenue also consists of provisions for inventory losses and write-downs, and freight expenses associated with the receipt in and shipment out of our inventory. Our contract assembly cost of revenue consists primarily of cost of materials, labor and overhead.

Margins

The IT product distribution and contract assembly industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated between 4.2% and 5.1% annually over the past five years due to the mix of products, customers, seasonality and the general economic environment. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin has also fluctuated between 1.3% and 1.8% annually over the past five years, based primarily on our ability to achieve economies of scale, the management of our operating expenses, the relative mix of our distribution and contract assembly revenue and the timing of our acquisitions and investments.

Recent Acquisitions

We seek to augment our organic growth with strategic acquisitions of businesses and assets that complement and expand our supply chain service capabilities. Our historical acquisitions have brought us new reseller customers and OEM suppliers, extended the geographic reach of our operations, particularly in international markets, and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

The following lists our three largest acquisitions completed in the fiscal years ended November 30, 2001, 2002 and 2003:

Gates/Arrow Distributing. On May 31, 2002, we acquired substantially all of the net working capital assets, approximately $44.5 million, of Gates/Arrow Distributing, a business unit of Arrow Electronics, Inc., for approximately $44.5 million. Gates/Arrow was a full-line IT product distributor serving value-added resellers across North America and was located in Greenville, South Carolina. The Gates/Arrow acquisition further expanded our distribution market share in North America, increased the number of OEM software publishers we distribute for and also increased the number of value-added enterprise level resellers we serve.

License Online, Inc. On May 10, 2002, we acquired the assets of License Online, Inc., a provider of Web-based software licensing technology to IT consultants focused on small- to medium-sized businesses, for approximately $3.3 million in cash. We acquired License Online to broaden our software offerings in our distribution business and to extend our service offerings to our reseller customers.

Merisel Canada Inc. On July 28, 2001, we acquired Merisel Canada Inc., an indirect subsidiary of Merisel, Inc., which now operates as SYNNEX Canada, for approximately $19.9 million. We acquired Merisel Canada in order to enter the Canadian IT product distribution market as part of our expansion effort in North America.

Economic and Industry Trends

Our revenue is highly dependent on the end-market demand for the IT products that we distribute and assemble. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT distribution industry and increased price-based competition.

Investments

In the past we have made investments in an attempt to expand our offerings and to capitalize on industry trends. We currently do not hold any significant equity investments.

The following is our only significant equity investment activity during the fiscal years ended November 30, 2001, 2002 or 2003:

Converge, Inc. During fiscal 2000, we invested $3.3 million in the equity capital of Converge, Inc., an electronic global trading exchange for electronics components and computer products. Affiliates of SYNNEX invested an additional $3.3 million. Converge substantially reduced its operations in September 2001, and as a result we reduced the value of our investment to zero.

Deferred Compensation Plan

We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on unpaid amounts. Interest expense on the deferred amounts is classified in “interest expenses, net” on our consolidated statement of income. The plan allows for the participants to direct investment of deferred amounts in equity securities. These equity investments are classified as trading securities. Generally accepted accounting principles require that gains (losses) on the deferred compensation equity securities be recorded in “other income (expense), net” and that an equal amount be charged (or credited if losses) to “selling, general and administrative expenses” relating to compensation amounts which are payable to the plan participants. Deferred compensation expense was $68,000 in fiscal 2001 and $286,000 in fiscal 2003 and a credit of $528,000 in fiscal 2002.

Unearned Stock-Based Compensation

In fiscal 2002, in connection with the granting of employee stock options that had exercise prices determined to be below fair market value on the date of grant, we have recorded unearned stock-based compensation. Unearned stock-based compensation represents the difference between the fair market value of our common stock for financial reporting purposes on the date of grant and the exercise price of these options. Unearned stock-based compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally five years, using the straight-line method. Our stock-based compensation expense relates to stock options granted to individuals and is reflected in cost of revenue and selling, general and administrative expenses. At November 30, 2003, we had unamortized stock-based compensation of $202,000. This amount will be fully amortized by the end of fiscal 2004.

Seasonality

Our operating results are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.

Insurance Coverage

Although from time to time we have experienced incidents of theft at various facilities, in fiscal 2003 we experienced theft as a result of break-ins at three of our warehouses in which approximately $0.4 million and $9.0 million of inventory was stolen in the quarters ended February 28, 2003 and May 31, 2003, respectively; for a total of $9.4 million. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses, which occurred between February and May 2003, were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States. As a result of the loss, we reduced our inventory value by $9.4 million, and recorded estimated proceeds, net of deductibles as a receivable from our insurance company, included within “other current assets” on our balance sheet as of November 30, 2003. In January 2004 we received a final settlement from our insurance company which amounted to substantially all of the receivable recorded as of November 30, 2003. These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. There is no assurance that future incidents of theft will not re-occur.

Critical Accounting Policies and Estimates

The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including those that relate to accounts receivable, vendor programs, inventories, intangible assets and other long-lived assets, income taxes, and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. In estimating our allowance, we take into consideration the overall quality and aging of our receivable portfolio, our continuing credit evaluation of our customers’ financial conditions and collateral requirements from our customers in certain circumstances.

OEM Supplier Programs. We receive funds from OEM suppliers for inventory price protection, product rebates, marketing and infrastructure reimbursement, and promotion programs. Inventory price protection and product rebates are recorded as a reduction of cost of revenue. Marketing, infrastructure and promotion programs are recorded, net of direct costs, in selling, general and administrative expense. Any excess funds associated with these programs are recorded in cost of sales. We accrue rebates based on the terms of the program and sales of qualifying products. Some of these programs may extend over one or more quarterly reporting periods. Amounts received or receivable from OEM suppliers that are not yet earned are deferred in the consolidated balance sheet. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. In addition, if market conditions were to deteriorate due to an economic downturn, OEM suppliers may change the terms of some or all of these programs or cease them altogether. Any such change could lower our gross margins on products we sell or revenue earned. We also provide reserves for receivables on OEM supplier programs for estimated losses resulting from OEM suppliers’ inability to pay, or rejections of such claims by OEM suppliers.

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. These write downs are reflected in our cost of revenue. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturns, rapid product improvements and technological changes, our ability to return to OEM suppliers a certain percentage of our purchases, and protection from loss in value of inventory under our OEM supplier agreements.

Intangible Assets and Other Long-Lived Assets. We assess potential impairment of our intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors we consider important, which may cause an impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

Income Taxes. As part of the process of preparing our consolidated financial statements, we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

Contingencies and Litigation. There are various claims, lawsuits and pending actions against us incident to our operations. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range within which no point is more probable than another. Based on current available information, we believe that the ultimate resolution of these actions will not have a material adverse effect on our financial position or results of operations. As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Future revisions of our estimates could materially impact the results of our operations, financial position or cash flows.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Fiscal Years Ended November 30,
	2001	2002	2003
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(94.91)	(95.38)	(95.45)

Gross margin	5.09	4.62	4.55
Selling, general and administrative expenses	(3.29)	(3.28)	(3.15)

Income from operations	1.80	1.34	1.40
Interest expense, net	(0.04)	(0.04)	(0.05)
Other income (expense), net	(0.40)	(0.11)	(0.21)

Income from operations before income taxes and minority interest	1.36	1.19	1.14
Provision for income taxes	(0.55)	(0.45)	(0.42)
Minority interest in subsidiaries	(0.01)	0.00	0.01

Net income	0.80%	0.74%	0.73%

Fiscal Years Ended November 30, 2003 and 2002

Revenue. Our revenue increased 9.5% to $4.13 billion in fiscal 2003 from $3.77 billion in fiscal 2002. On a segmented basis, our distribution revenue increased 14.8% from $3.39 billion in the year ended November 30, 2002 to $3.90 billion in the year ended November 30, 2003, and our contract assembly revenue decreased 38.2% to $230.5 million in fiscal 2003 from $373.2 million in fiscal 2002. The increase in distribution revenue was mainly attributable to market share increases as a result of increased selling efforts, primarily in the United States, and the acquisition of Gates/Arrow distributing in May 2002. The increase was also attributable to the commencement of our Mexico distribution operations in April 2002. Our Mexico operations accounted for $61.1 million of the distribution revenue increase in fiscal 2003 versus fiscal 2002. Despite the significant increase in revenue from our Mexico operations, we were not satisfied with the operating margins of this entity, as discussed below, and we currently do not expect revenue growth from this operation for the foreseeable future. After several years of decline, product demand in the IT distribution channel stabilized in the second half of 2003, especially in the United States. The increase in our distribution revenue was somewhat mitigated by significant competition in the IT distribution marketplace, continued efforts by some OEM’s, including HP, our largest OEM, to sell more of their product directly to end-users, bypassing the IT distribution channel, and general declines in average selling prices of the products we sell. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The decline in contract assembly revenue was the result of a decline in demand for IT products that we assemble for our primary OEM customer, Sun Microsystems. Despite the overall decline in assembly revenue in fiscal 2003, we did experience an increase in revenues in the second half of fiscal 2003 with revenues totaling $145.4 million in the last six months of fiscal 2003 versus $85.1 million in the first six months of fiscal 2003. While we currently expect continued fluctuations in the level of our contract assembly revenue, we do not anticipate significant year over year declines in the foreseeable future.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. Gross margins of 4.6 % of revenue in fiscal 2003 remained virtually flat as compared with fiscal 2002. Overall gross margin was negatively impacted as the result of the change in revenue mix between our lower gross margin distribution business and our higher gross margin contract assembly business, however this was mostly offset by an increase in contract assembly gross margins. Distribution gross margin was essentially unchanged for fiscal 2003 as compared with fiscal 2002 as a result of our efforts to maintain our pricing policies in selling our products. However, we did experience a decline in our distribution gross margins in the third and fourth quarter of fiscal 2003 primarily due to increased sales volumes to larger customers, which generally carry lower margins and due to some competitive pricing pressures as well. Contract assembly margins increased, primarily in the second half of the year, in fiscal 2003 versus fiscal 2002 as a result of a favorable product mix of products with higher gross margins. We do not necessarily expect this favorable mix of assembly product sales to continue in the future. We expect that our total gross margins may decrease further in future periods as a result of the relative mix of our distribution and contract assembly revenue as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEM’s.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. As a percentage of revenue, selling, general and administrative expenses declined slightly in fiscal 2003 to 3.2% from 3.3% in fiscal 2002. Selling, general and administrative expense increased by $6.4 million or 5.2% to $129.9 million in fiscal 2003 as compared with fiscal 2002. The increase was primarily a result of the commencement of our Mexico distribution operations in April 2002, which accounted for $3.4 million of the selling, general and administrative expense increase, a $2.0 million charge relating to the departure of a former executive officer, and a loss on a disposition of property and equipment of $927,000. Incremental expenses associated with our increased revenue in North America also contribute to the rise in selling, general and administrative expenses, however these were partially offset by decreases in selling, general and administrative expenses outside of North America and Mexico. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $13.7 million for fiscal 2003, compared to $9.5 million fiscal 2002. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

While we continually strive to maintain the lowest possible cost structure in running our operations, we do expect that our selling, general and administrative expense will increase in future periods due to our recent initial public offering and the related costs associated with being a public entity, and, if we continue to grow our revenues, incremental costs associated with increased revenues.

Income from Operations. Income from operations as a percentage of revenue improved slightly to 1.4% in fiscal 2003 from 1.3% in fiscal 2002. On a segmented basis, our distribution operating income as a percentage of distribution increased to approximately 1.4% in fiscal 2003 as compared to 1.3% in fiscal 2002, and our contract assembly operating income as a percentage of contract assembly revenue was approximately 2.2% in fiscal 2003 up from 2.0% in fiscal 2002. The increase in distribution operating margin was primarily due to efficiencies realized on higher revenues resulting in lower selling, general and administrative costs as a percentage of revenue, offset somewhat by the charge relating to the departure of our former executive officer and an operating loss in our Mexico operation. The loss in Mexico was primarily related to an increase in bad debt provisions. The increase in contract assembly operating margin was primarily due to the increase in gross margins resulting from a favorable product mix, as discussed above.

Interest Expense, net. Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments. Interest expense, net increased to $2.0 million in fiscal 2003 from $1.4 million in fiscal 2002. The increase in interest expense, net was primarily the result of increased borrowing activity in fiscal 2003 versus fiscal 2002 in order to support our increase in revenue and operations.

Other Income (Expense), net. Amounts recorded in other income (expense), net include fees associated with third party accounts receivable flooring arrangements, fees associated with the sale of accounts receivable through our securitization facility, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. Other income (expense), net increased to $8.8 million expense in fiscal 2003 from an expense of $4.2 million in fiscal 2002 primarily due to a $4.7 million increase in foreign currency transaction losses. The foreign currency transaction losses were incurred primarily as a result of purchases of forward contracts not conducted within normal Company hedging practices and procedures, combined with a weakening U.S. dollar. We do not expect to incur significant foreign currency losses, to this extent, in the future.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 36.8% in fiscal 2003 as compared with an effective tax rate of 37.5% in fiscal 2002. The decrease in our income tax provision and effective tax rate was primarily a result of the lower effective tax rate of our subsidiaries in Canada and China.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to others. Our subsidiaries in Japan and Mexico have minority stockholders. Minority interest benefit increased to $222,000 in fiscal 2003 from a benefit of $16,000 in fiscal 2002 due to increased losses at our Mexico subsidiary.

Fiscal Years Ended November 30, 2002 and 2001

Revenue. Our revenue increased 16.9% to $3.77 billion in fiscal 2002 from $3.22 billion in fiscal 2001. On a segmented basis, our distribution revenue increased 37.8% from $2.46 billion in fiscal 2001 to $3.39 billion in fiscal 2002 and our contract assembly revenue decreased 50.9% from $760.0 million in fiscal 2001 to $373.2 million in fiscal 2002. The increase in our distribution revenue was primarily attributable to market share increases through increased selling efforts, including an increase in the size of our sales force and our number of distribution centers, the acquisition of Merisel Canada in July 2001, the acquisition of Gates/Arrow Distributing in May 2002 and the commencement of our Mexico distribution operations in April 2002. The acquisition of Merisel Canada and the commencement of our Mexico distribution operations accounted for $349.4 million and $44.0 million, respectively, of the distribution revenue increase in fiscal 2002 as compared to fiscal 2001. The decline in contract assembly revenue was primarily attributable to the termination of our contract assembly contract with Compaq in 2001 as well as the general decline in demand for technology products that affected our other OEM customers.

Gross Margin. Gross margin decreased to 4.6% of total revenue in fiscal 2002 from 5.1% in fiscal 2001. The decrease in gross margin was primarily due to the increase in our lower gross margin distribution business and a decrease in our higher margin contract assembly business. Distribution gross margin was relatively unchanged in fiscal 2002 versus fiscal 2001 as a result of our efforts to maintain our pricing policies in selling our products. Gross margins in our North American distribution business were slightly higher in fiscal 2002 versus fiscal 2001; however this increase was offset by a decline in gross margins in our Japan distribution business in fiscal 2002 as a result of a change in the mix of products distributed.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $17.2 million, or 16.2%, to $123.4 million in fiscal 2002 as compared to $106.2 million in fiscal 2001. The increase in selling, general and administrative expense was primarily a result of a full year of expenses, contributing an incremental $11.3 million in expense in fiscal 2002, from our subsidiary in Canada, which was acquired in July 2001, and increased expenses associated with the acquisition of Gates/Arrow Distributing and the commencement of our subsidiary in Mexico, which contributed an increase of $2.5 million in expense in fiscal 2002. Incremental expense associated with our increased revenue contributed to the rise in selling, general and administrative as well. Included in fiscal 2001 selling, general and administrative expense was $2.1 million of accelerated depreciation expense related to the impairment of assembly assets associated with the loss of our Compaq assembly business and $2.8 million in stock-based compensation expense, compared to $495,000 in fiscal 2002. Netted against selling, general and administrative expenses are reimbursements from our OEM suppliers of $9.5 million for fiscal 2002, compared to $6.3 million for fiscal 2001 related to marketing, infrastructure and promotion programs.

Income from Operations. Income from operations as a percentage of revenue decreased to 1.3% in fiscal 2002 from 1.8% in fiscal 2001. The decrease in our income from operations, on a percentage basis, was primarily due to the increase in our lower operating margin distribution business and a decrease in our higher margin contract assembly business. On a segmented basis, our distribution operating income as a percentage of distribution revenue was unchanged at 1.3% in fiscal 2002, and our contract assembly operating income as a percentage of contract assembly revenue decreased to 2.0% in fiscal 2002 from 3.4% in fiscal 2001.

Interest Expense, net. Interest expense, net was relatively unchanged at $1.4 million in fiscal 2002 compared to fiscal 2001. Higher interest expense at our subsidiary in Canada, due to its acquisition in July 2001, was offset by an increase in interest income.

Other Income (Expense), net. Other income (expense), net decreased by $8.6 million to an expense of $4.2 million in fiscal 2002 from an expense of $12.8 million in fiscal 2001. Expense in fiscal 2002 consisted primarily of fees of $4.8 million associated with our accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facility and foreign currency transaction losses of $177,000 offset by other income of $1.0 million. Expense in fiscal 2001 consisted primarily of fees of $5.8 million associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facility, foreign currency transaction losses of $3.4 million and the write-off of our investment in Converge in the amount of $3.3 million.

Provision for Income Taxes. Our provision for income taxes decreased 4.4% to $16.8 million in fiscal 2002 from $17.6 million in fiscal 2001. Our effective tax rate was 37.5% in fiscal 2002 compared to 40.3% in fiscal 2001. The decrease in our income tax provision and our effective tax rate was primarily a result of the lower effective tax rate of our subsidiary in Canada.

Minority Interest. Minority interest decreased by $290,000 to a benefit of $16,000 in fiscal 2002 from an expense of $274,000 in fiscal 2001 due to a decrease in the profits of our subsidiary in Japan as a result of continued weak economic conditions in Japan.

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs and the sale of our accounts receivable under our securitization program for our working capital needs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, bank credit lines and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales, and for acquisitions.

We had positive net working capital of $200.0 and $217.4 million at November 30, 2002 and 2003, respectively. We believe that cash flows from operations, the proceeds from our initial public offering, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that this expansion would require an initial investment in personnel, facilities and operations, which may be more costly than similar investments in current operations. As a result of these investments, we may experience an increase in cost of sales and operating expenses that is disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by incurring additional debt or issuing additional common stock.

Net cash used in operating activities was $12.7 million in fiscal 2003. Cash used in operating activities in fiscal 2003 was primarily attributable to cash generated from net income of $30.0 million and depreciation and amortization of $7.4 million offset by the use of cash for working capital of $51.2 million. The cash used for working capital in fiscal 2003 was primarily due to increases in accounts receivable, receivables from vendors and inventory, partially offset by an increases in accounts payable and payables to affiliates. The fluctuations in these working capital balances were primarily due to our strategy to increase inventory levels to support market share increases and overall higher revenue levels and a net increase in sales of accounts receivable to General Electric Capital Corporation under our securitization program of $52.0 million. Absent the increase in accounts receivable sold under our securitization program, our use of cash for working capital would have been $103.2 million and net cash used in operating activities would have been $64.7 million.

Net cash provided by operating activities was $69.3 million in fiscal 2002. Cash provided by operations in fiscal 2002 was primarily attributable to net income of $28.0 million plus depreciation and amortization of $8.3 million. Also contributing to the cash provided by operations was an increase in cash from net working capital of $32.7 million. The increase in cash from working capital was primarily attributable to a net increase in sales of our accounts receivable under our accounts receivable securitization program of $86.0 million in fiscal 2002. Absent the increase in accounts receivable sold under our securitization program, our use of cash for working capital would have been $53.3 million and net cash used in operating activities would have been $16.7 million. The cash used for working capital in fiscal 2002 was primarily due to increases in accounts receivable, inventory and other assets as well as a decrease in payable to affiliates, partially offset by increases in accounts payable and accrued liabilities. The fluctuations in our accounts receivable, inventory, other assets, accounts payable and accrued liabilities were primarily related to the increase in our distribution revenue in the period. The decrease in payable to affiliates was primarily related to the decline in our contract assembly operations in fiscal 2002.

Net cash provided by operating activities was $11.5 million in fiscal 2001. Cash provided by operations in 2001 was primarily attributable to net income of $25.8 million plus depreciation and amortization of $9.4 million and impairment of investments of $3.7 million partially offset by the use of cash for working capital of $27.3 million. The use of cash for working capital was primarily attributable to a net reduction in sales of our accounts receivable to a financial institution under our accounts receivable securitization program of $78.0 million in fiscal 2001. Excluding this reduction, our cash generated from working capital reduction would have been $50.7 million and cash provided by operations would have been $89.5 million. The positive cash generated from working capital reductions in fiscal 2001 was primarily attributable to decreases in inventory and accounts receivable, partially offset by lower accounts payable, due to the decrease in revenue and our improved management of working capital in the period.

Net cash used in investing activities was $2.3 million in fiscal 2003, $63.0 million in fiscal 2002 and $20.8 million in fiscal 2001. The use of cash in fiscal 2003 was primarily the result of a final payment of $1.5 million to Arrow Electronics for our Gates/Arrow Distributing acquisition and capital expenditures of $2.9 million. The use of cash in fiscal 2002 was primarily a result of our acquisition of Gates/Arrow Distributing and License Online for $42.9 million and $3.2 million, respectively, net of cash acquired, and capital expenditures of $8.9 million. The use of cash in fiscal 2001 was primarily a result of our acquisition of Merisel Canada for $17.1 million, net of cash acquired, and capital expenditures of $3.3 million.

Net cash provided by financing activities was $19.9 million in fiscal 2003 and was primarily related to our cash overdraft of $9.8 million and net borrowings under our credit facilities. Net cash used in financing activities of $7.3 million in fiscal 2002 was primarily due to the net repayment of borrowings under our credit facilities. Net cash provided by financing activities was $5.2 million in fiscal 2001, and consisted primarily of the increase in our cash overdraft balance at November 30, 2001 as compared to November 30, 2000.

Capital Resources

Our cash and cash equivalents totaled $15.5 million and $22.1 million at November 30, 2002 and 2003, respectively.

Off Balance Sheet Arrangements

Effective August 30, 2002, we entered into a five-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $200.0 million of U.S. trade accounts receivable to General Electric Capital Corporation. On June 30, 2003, we amended our accounts variable securitization program to provide for the sale of up to $210.0 million of U.S. trade accounts receivable and extend the maturity for one additional year to August 30, 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly-owned subsidiary, which, in turn, sells the accounts receivables to the financial institution. Sales of the accounts receivables to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to General Electric Capital Corporation are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.90% per annum. At November 30, 2003 and 2002, the amount of our accounts receivable sold to and held by General Electric Capital Corporation under this accounts receivable securitization program totaled $210.0 million and $158.0 million, respectively. The increase in fiscal 2003 reflected our higher financing needs as a result of our higher volume of business. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. As we have in prior periods, we expect we will increase this facility if our revenue levels continue to increase. Under the program, we continue to service the accounts receivable, and receive a service fee from General Electric Capital Corporation. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•	a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2003 of not less than the sum of (i) the minimum net worth required under the arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year;

•

a fixed charge ratio for each rolling period from and after the closing of the arrangement of not less than 1.75 to 1.00. The fixed charge ratio is the ratio of EBITDA for the rolling period ending on such date to “fixed charges” for such period. Fixed charges means, with respect to any of our fiscal periods the sum of (a) cash interest expense during such period, plus (b) regularly scheduled payments of principal on our debt (other than debt owing under the arrangement) paid during such period, plus (c) the aggregate amount of all capital expenditures made by us during such period other than capital expenditures related to the purchase of and improvements to the building occupied by our subsidiary in China in an amount not to exceed $8.5 million, plus (d) income tax expense during such period, plus (e) any dividend, return of capital or any other distribution in connection with our capital stock. Rolling period means as of the end of any or our fiscal quarters, the immediately preceding four fiscal quarters (including the fiscal quarter then ending); and

•	with respect to our wholly-owned subsidiary, a net worth percentage of not less than 5.0%.

We are also obligated to provide periodic financial statements and investment reports, notices of material litigation and any other information relating to our U.S. trade accounts receivables as requested by General Electric Capital Corporation.

As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of our financing capacity under these programs if the commercial paper issuer and/or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.

We have also issued guarantees to certain vendors of our subsidiaries for the total amount of $72.0 million as of November 30, 2002 and $73.6 million as of November 30, 2003.

We have also issued guarantees of C$25.0 million in relation to a revolving loan agreement between SYNNEX Canada and a financial institution and $15.0 million in relation to a revolving loan agreement between SYNNEX Mexico and a financial institution.

We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically one-year arrangements, with 30 day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements

In December 1997, we entered into a senior secured revolving line of credit arrangement, or the Revolver, with a financial institution, which is secured by our inventory. The Revolver’s maximum commitment is 34% of eligible inventory valued at the lower of cost or market up to a maximum borrowing of $10.0 million. In July 2002, the Revolver was amended and extended for an additional five-year period, and the credit limit was increased to $15.0 million. In June 2003, the Revolver was amended to increase the credit limit to $25.0 million and to extend the maturity to 2008. Interest on borrowings under the Revolver is based on the prime rate plus 1.0% or LIBOR plus 2.0% at our option. There were no borrowings outstanding under the Revolver at November 30, 2002. The balance outstanding at November 30, 2003 was $5.0 million.

Upon our acquisition of SYNNEX Canada, we assumed a three-year C$100.0 million revolving loan agreement with a financial institution due January 2004. In August 2001, the revolving loan agreement was amended to reduce the credit limit to C$75.0 million. In April 2002, the agreement was further amended to increase the credit limit back to C$100.0 million. In September 2003, the loan agreement was extended for a four-year term maturing in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution plus 0.2% or at the BA rate plus 1.7% for Canadian Dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.7% for U.S. Dollar denominated loans. The balance outstanding at November 30, 2002 and 2003 was $26.4 and $39.8 million, respectively.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $43.7 and $64.2 million at November 30, 2002 and 2003, respectively. At November 30, 2002 and 2003, we had borrowings of $17.8 and $19.4 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $12.3 and $18.4 million at November 30, 2002 and 2003, respectively. The expiration dates of these facilities range from 2004 to 2011. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after November 30, 2003 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Contractual obligations
Principal debt payments	$18,439	$10,305	$5,370	$1,634	$1,130
Non-cancelable operating leases	35,345	7,320	16,913	4,953	6,159

Total	$53,784	$17,625	$22,283	$6,587	$7,289

We are in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a disposal activity, including those related to employee termination benefits and obligations under operating leases and order contracts, and that the liability be recognized when incurred and not necessarily on the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We have not had any exit or disposal activities since the adoption of the standard.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, “Accounting Changes.” We are assessing the impact of EITF No. 00-21 and believe that the adoption will not have a material impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have any material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have applied the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Fin No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period ending after December 15, 2003. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

In March 2003, the EITF finalized Issue No. 02-16 (“EITF No. 02-16”), “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF No. 02-16 applies to all agreements modified or entered into on or after January 1, 2003. Adopting EITF No. 02-16 had no material impact on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and weakness in IT spending;

•	the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers;

•	market acceptance and product life of the products we assemble and distribute;

•	competitive conditions in our industry, which may impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights;

•	changes in our costs and operating expenses; and

•	the contribution to our total revenue of our international operations.

Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.

Our operating results also are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting and purchasing cycles of end-users. These patterns may not be repeated in subsequent periods.

You should not rely on period-to-period comparisons of our operating results as an indication of future performance. The results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors, which would likely cause our share price to decline.

We depend on a small number of OEMs to supply the IT products that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 35.0% of our total revenue in fiscal 2002 and 30.7% of our total revenue in fiscal 2003. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues which in turn could negatively affect our business and operating results.

Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of their sales agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, rebates and marketing programs available to us. If we are unable to pass the impact of these changes through to our reseller customers, our business, financial position and operating results could be adversely affected.

Our gross margins are low, which magnifies the impact of variations in revenue, operating costs, bad debts and interest expense on our operating results.

As a result of intense price competition in the IT products industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs, bad debts and interest expense on our operating results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

We also receive purchase discounts and rebates from OEM suppliers based on various factors, including sales or purchase volume and breadth of customers. A decrease in net sales could negatively affect the level of volume rebates received from our OEM suppliers and thus, our gross margins. Because some purchase discounts and rebates from OEM suppliers are based on percentage increases in sales of products, it may become more difficult for us to achieve the percentage growth in sales required for larger discounts due to the current size of our revenue base. A decrease or elimination of purchase discounts and rebates from our OEM suppliers could adversely affect our business and operating results.

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our reseller and contract assembly customers, which could decrease revenue and adversely affect our operating results.

We sell to our reseller and contract assembly customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our reseller and contract assembly customers. The level and timing of orders placed by our reseller and contract assembly customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller and contract assembly customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

We are subject to the risk that our inventory value may decline, and protective terms under our OEM supplier agreements may not adequately cover the decline in value, which in turn may harm our business, financial position and operating results.

The IT products industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Most of our OEM suppliers offer limited protection from the loss in value of inventory. For example, we can receive a credit from many OEM suppliers for products held in inventory in the event of a supplier price reduction. In addition, we have a limited right to return a certain percentage of purchases to most OEM suppliers. These policies are subject to time restrictions and do not protect us in all cases from declines in inventory value. In addition, our OEM suppliers may become unable or unwilling to fulfill their protection obligations to us. The decrease or elimination of price protection or the inability of our OEM suppliers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our OEM suppliers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write downs, either of which may harm our business, financial position and operating results.

We depend on OEM suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to fulfill orders on a timely basis, which in turn could harm our business, financial position and operating results.

Our ability to obtain particular products in the required quantities and to fulfill reseller customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our reseller customer orders on a timely basis, our business, financial position and operating results may be adversely affected.

A portion of our revenue is financed by floor plan financing companies and any termination or reduction in these financing arrangements could harm our business and operating results.

A portion of our distribution revenue is financed by floor plan financing companies. Floor plan financing companies are engaged by our customers to finance, or “floor,” the purchase of products from us. In exchange for a fee, we transfer the risk of loss on the sale of our products to the floor plan companies. We currently receive payment from these financing companies within approximately 15 business days from the date of the sale, which allows our business to operate at much lower relative working capital levels than if such programs were not available. If these floor plan arrangements are terminated or substantially reduced, the need for more working capital and the increased financing cost could harm our business and operating results. We have not experienced any termination or significant reduction in floor plan arrangements in the past.

We have significant credit exposure to our reseller customers, and negative trends in their businesses could cause us significant credit loss and negatively impact our cash flow and liquidity position.

We extend credit to our reseller customers for a significant portion of our sales to them. Resellers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller customers will not pay for the products they purchase. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers as a result of an economic downturn, including the current downturn, or a decrease in IT spending by end-users. If we are unable to collect payment for products we ship to our reseller customers or if our reseller customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize receivable-based financing, which could negatively impact our cash flow and liquidity position.

We experienced theft of product from our warehouses. Future thefts could harm our operating results.

Although from time to time we have experienced incidents of theft at various facilities, in fiscal 2003 we experienced theft as a result of break-ins at three of our warehouses in which approximately $0.4 million and $9.0 million of inventory was stolen in the quarters ended February 28, 2003 and May 31, 2003 respectively; for a total of $9.4 million. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses, which occurred between February and May 2003, were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States. As a result of the loss, we reduced our inventory value by $9.4 million, and recorded estimated proceeds, net of deductibles as a receivable from our insurance company, included within “other current assets” on our balance sheet as of November 30, 2003. In January 2004 we received a final settlement from our insurance company which amounted to substantially all of the receivable recorded as of November 30, 2003. These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. There is no assurance that future incidents of theft will not re-occur.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

Our primary contract assembly customer, Sun Microsystems, accounted for approximately $203.5 million or 54.5% of our contract assembly revenue in fiscal 2002 and approximately $224.7 million or 97.5% of our contract assembly revenue in fiscal 2003. Sun Microsystems accounted for less than 10% of our total revenue in fiscal 2002 and 2003. Revenue from Sun Microsystems has decreased in two of the past three years and could decrease in the future. Our business with Sun Microsystems is dependent upon obtaining new orders from this customer. In addition, the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ needs. Our relationship with Sun Microsystems evolved from a customer relationship initiated by MiTAC International and is a joint relationship with MiTAC International. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we are unable to obtain assembly contracts for new and successful products as a result of the current economic downturn or other reasons, our business and operating results would suffer. For example, our loss of contract assembly business from Compaq Computer Corporation, or Compaq, in fiscal 2001 had a material adverse effect on our revenue and operating results in subsequent periods.

We have pursued and intend to continue to pursue strategic acquisitions or investments in new markets and may encounter risks associated with these activities which could harm our business and operating results.

The distribution and contract assembly industries have experienced significant consolidation due to price erosion and market competition, augmented by the economic downturn. We expect this consolidation to continue. We have in the past pursued and in the future expect to pursue acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT products industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:

•	difficulty in successfully integrating acquired operations, IT systems, customers, OEM supplier and partner relationships, products and businesses with our operations;

•	loss of key employees of acquired operations or inability to hire key employees necessary for our expansion;

•	diversion of our capital and management attention away from other business issues;

•	an increase in our expenses and working capital requirements;

•	in the case of acquisitions that we may make outside of the United States, difficulty in operating in foreign countries and over significant geographical distances; and

•	other financial risks, such as potential liabilities of the businesses we acquire.

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were adversely affected as a result of our acquisition of Merisel Canada Inc. and we have written off substantial investments in the past, one of which was eManage.com. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

We are dependent on a variety of IT and telecommunications systems, and any failure of these systems could adversely impact our business and operating results.

We depend on IT and telecommunications systems for our operations. These systems support a variety of functions, including inventory management, order processing, shipping, shipment tracking and billing.

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, operating our automated product pick machinery, shipping products or billing customers. Sales also may be affected if our reseller customers are unable to access our price and product availability information. We also rely on the Internet, and in particular electronic data interchange or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller customers. The Internet and individual web sites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some web sites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers or reseller customers. Disruption of our Web Site or the Internet in general could impair our order processing or more generally prevent our OEM suppliers or reseller customers from accessing information. The occurrence of any of these events could have an adverse effect on our business and operating results.

We rely on independent shipping companies for delivery of products, and price increases or service interruptions from these carriers could adversely affect our business and operating results.

We rely almost entirely on arrangements with independent shipping companies, such as FedEx and UPS, for the delivery of our products from OEM suppliers and delivery of products to reseller customers. Freight and shipping charges are a substantial portion of our cost of goods sold. As a result, an increase in freight surcharges due to rising fuel cost or general price increases will have an immediate adverse effect on our margins, unless we are able to pass the increased charges to our reseller customers or renegotiate terms with our OEM suppliers. In addition, in the past, UPS has experienced work stoppages due to labor negotiations with management. The termination of our arrangements with one or more of these independent shipping companies, the failure or inability of one or more of these independent shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business and operating results.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Japan, Mexico and the United Kingdom. In fiscal 2002 and 2003, approximately 21% of our total revenue was generated outside the United States. In fiscal 2002 and 2003, approximately 13% and 12%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

•	political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting of accounts receivables on a timely basis or at all;

•	taxes; and

•	seasonal reductions in business activity in some parts of the world, such as Europe.

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. For example, we commenced our Mexico operations in April 2002 and we have incurred operating losses, partially due to higher than expected losses on receivable collections. We have established and subsequently ceased operations in foreign countries in the past, which caused us to incur additional expense and loss. If our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur similar additional expenses and loss.

In addition, changes in policies and/or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. Furthermore, any actions by countries in which we conduct business to reverse policies that encourage foreign trade or investment could adversely affect our business. If we fail to realize the anticipated revenue growth of our future international operations, our business and operating results could suffer.

Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. As of November 30, 2003, we had 127 personnel in IT systems support and software development, of which 69 are located in China. In addition, we also conduct general and administrative activities from our facility in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

•	a government fixed foreign exchange rate and limitations on the convertibility of the Chinese renminbi;

•	extensive government regulation;

•	changing governmental policies relating to tax benefits available to foreign-owned businesses;

•	the telecommunications infrastructure;

•	a relatively uncertain legal system; and

•	uncertainties related to continued economic and social reform, including the effect of China’s recent entry into the World Trade Organization.

In addition, external events in Asia, such as the recent outbreak of severe acute respiratory syndrome, or SARS, or heightened political tensions in this region may adversely affect our business by disrupting the IT supply chain, restricting travel or interfering with the electronic and communications infrastructure.

Our IT systems are an important part of our global operations. Any significant interruption in service, whether resulting from any of the above uncertainties, natural disasters or otherwise, could result in delays in our inventory purchasing, errors in order fulfillment, reduced levels of customer service and other disruptions in operations, any of which could cause our business and operating results to suffer.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

In fiscal 2002 and 2003, approximately 21% of our total revenue was generated outside the United States. Our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenues related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 the Company incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within normal Company hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT products industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT products industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Our employees and executives do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

We may become involved in intellectual property or other disputes that could cause us to incur substantial costs, divert the efforts of our management, require us to pay substantial damages or require us to obtain a license, which may not be available on commercially reasonable terms, if at all.

We may from time to time receive notifications alleging infringements of intellectual property rights allegedly held by others relating to our business or the products we sell or assemble for our OEM suppliers and others. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our business. Although we generally have various levels of indemnification protection from our OEM suppliers and contract assembly customers, in many cases any indemnification to which we may be entitled is subject to maximum limits or other restrictions. In addition, we have developed proprietary IT systems that play an important role in our business. If any infringement claim is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all.

We are from time to time involved in other litigation in the ordinary course of business. For example, we are currently defending a trademark infringement action, a civil matter involving third party investors in eManage.com and various bankruptcy preference actions. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

Because of the capital-intensive nature of our business, we need continued access to capital which, if not available to us, could harm our ability to operate or expand our business.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of debt financing could significantly increase, making it cost prohibitive to borrow, which could force us to issue new equity securities.

If we issue new equity securities, existing stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

The terms of our indebtedness agreements impose significant restrictions on our ability to operate which in turn may negatively affect our ability to respond to business and market conditions and therefore have an adverse effect on our business and operating results.

As of November 30, 2003, we had approximately $77.6 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of November 30, 2003, approximately $210.0 million of our accounts receivable were sold to and held by General Electric Capital Corporation under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make certain other restricted payments;

•	consummate certain asset sales or acquisitions;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratio as outlined in our senior secured revolving line of credit arrangement. We may be unable to meet these ratios and tests, which could result in the acceleration of the repayment of the related debt, the termination of the facility or the increase in our effective cost of funds. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions limited, which could have an adverse effect on our business and operating results.

We have significant operations concentrated in Northern California, South Carolina and Toronto and any disruption in the operations of our facilities could harm our business and operating results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in Fremont, California, Greenville, South Carolina and Toronto. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. For example, the California energy crisis in 2001 affected our ability to meet our customer obligations. Should an energy crisis occur again, it could harm our business and operating results. In addition, some of our OEM suppliers are located in areas geographically close to us. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

Global health, economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

External factors such as the SARS virus, potential terrorist attacks, acts of war or geopolitical and social turmoil in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation, our ability to obtain adequate insurance at reasonable rates or require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value these charges. If we elected or were required to record a non-cash expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in fiscal 2003, had we accounted for stock-based compensation plans under Statement 123 as amended by Statement 148, earnings per share would have been reduced by $0.13 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

We rely on MiTAC International for certain manufacturing and assembly services and the loss of these services would require us to seek alternate providers which may charge us more for their services.

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract assembly customers, including Sun Microsystems, currently our primary contract assembly customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms on a project-by-project basis, based on manufacturing services rendered by MiTAC International or us. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. There can be no assurance that we would be able to obtain alternative services and components on similar terms, which may in turn increase our manufacturing costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results. In fiscal 2001, 2002 and 2003, we purchased inventories, including motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $236.0 million, $142.4 million and $214.2 million, respectively. Our sales to MiTAC International and its affiliates during fiscal 2001, 2002 and 2003, totaled approximately $4.7 million, $2.4 million and $1.0 million, respectively. The payment terms relating to the purchase and sale of product to MiTAC International are similar to the terms that we have with nonaffiliated customers and vendors.

Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing arms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International. Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there have been no sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement had an initial term of one year and will automatically renew for subsequent one year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice of (a) the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Sun Microsystems under which we work with MiTAC International to provide contract assembly services to Sun Microsystems. We do not currently anticipate entering into any long-term commitments or arrangements with MiTAC International. We have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the board.

Some of our customer relationships evolved from relationships between such customers and MiTAC International and the loss of such relationships could harm our business and operating results.

Our relationship with Sun Microsystems and some of our other customers evolved from customer relationships that were initiated by MiTAC International. Our relationship with Sun Microsystems is a joint relationship with MiTAC International and us, and the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ requirements. The original agreement between Sun Microsystems and MiTAC International was signed on August 28, 1999 and we became a party to the agreement on February 12, 2002. Substantially all of our contract assembly services to Sun Microsystems are covered by the general agreement. The agreement continues indefinitely until terminated in accordance with its terms. Sun Microsystems may terminate this agreement for any reason on 60 days written notice. Any party may terminate the agreement with written notice if one of the other parties materially breaches any provision of the agreement and the breach is incapable of being cured or is not cured within 30 days. The agreement may also be terminated on written notice if one of the other parties becomes bankrupt or insolvent. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer and we could lose other customer relationships or referrals, which in turn could harm our business, financial position and operating results.

There could be potential conflicts of interest between us and affiliates of MiTAC International, which could impact our business and operating results.

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. In fiscal 2003, Mr. Miau received a discretionary bonus of $550,000 for his performance of Chairman. For fiscal year 2004, our Compensation Committee has recommended and the Board of Directors has approved a $225,000 retainer for Mr. Miau. Mr. Miau’s fiscal year 2004 compensation is based primarily upon his non-executive back-up role to Mr. Huang in the event Mr. Huang were unable to serve as President and Chief Executive Officer and certain time commitments devoted to us as our Chairman. Any future compensation payable to Mr. Miau will be based upon the recommendation of the Compensation Committee and subject to the approval of the Board of Directors. We have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the board. Fred Breidenbach, David Rynne and Dwight Steffensen are the current members of our Audit Committee.

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, owns approximately 16.0% of Synnex Technology International and approximately 9.4% of MiTAC International. MiTAC International indirectly owns 0.41% of Synnex Technology International and Synnex Technology International owns approximately 1.3% of MiTAC International. In addition, MiTAC International indirectly owns approximately 9.0% of Mitac Incorporated and Synnex Technology International owns approximately 14.4% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 20% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity, from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of December 1, 2003, our executive officers, directors and principal stockholders own approximately 78% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of December 1, 2003, our executive officers, directors and principal stockholders beneficially owned approximately 78% of our outstanding common stock. In particular, MiTAC International, through its affiliates, beneficially owned approximately 77% of our outstanding common stock.

MiTAC International and its affiliates own a controlling interest in us as of December 1, 2003. As a result, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of the decrease in their ownership in us, we may lose these services and relationships which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

The recent economic downturn in the IT industry could continue to have a material adverse effect on our business and operating results.

The IT industry in which we operate has experienced a decrease in demand. Softening demand for our products and services caused by the ongoing economic downturn and over-capacity was responsible in part for a decline in our revenue in fiscal 2001, as well as problems with the saleability of inventory and collection of reseller customer receivables.

The North American economy and market conditions continue to be challenging in the IT industry. As a result, individuals and companies may continue delaying or reducing expenditures, including those for IT products. While in the past we may have benefited from the consolidation in our industry resulting from the slowdown, further delays or reductions in IT spending in particular, and economic weakness generally, could have an adverse effect on our business and operating results.

Our distribution business may be adversely affected by OEM suppliers increasing their commitment to direct sales, which in turn could cause our business and operating results to suffer.

Consolidation of OEM suppliers has resulted in fewer sources for some of the products that we distribute. This consolidation has also resulted in larger OEM suppliers that have significant operating and financial resources. OEM suppliers, including the leading OEM suppliers that we service, have been selling a greater volume of products directly to end-users, thereby limiting our business opportunities. If large OEM suppliers continue the trend to sell directly to our resellers, rather than use us as the distributor of their products, our business and operating results will suffer.

OEMs are limiting the number of supply chain service providers with which they do business, which in turn would negatively impact our business and operating results.

Currently, there is a trend towards reducing the number of authorized distributors used by the OEM suppliers. As a smaller market participant in the IT product distribution and contract assembly industries, than some of our competitors, we may be more susceptible to loss of business from further reductions of authorized distributors or contract assemblers by IT product OEMs. For example, the termination of Compaq’s contract assembly business with us in fiscal 2001 had a significant negative effect on our revenue and operating results. A determination by any of our primary OEMs to consolidate their business with other distributors or contract assemblers would negatively affect our business and operating results.

The IT industry is subject to rapidly changing technologies and process developments, and we may not be able to adequately adjust our business to these changes, which in turn would harm our business and operating results.

Dynamic changes in the IT industry, including the consolidation of OEM suppliers, reductions in the number of authorized distributors used by OEM suppliers and the general slowdown of the economy, have resulted in new and increased responsibilities for management personnel and have placed, and continue to place, a significant strain upon our management, operating and financial systems and other resources. We may be unable to successfully respond to and manage our business in light of industry developments and trends. Also crucial to our success in managing our operations will be our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale or to respond to changes in the IT industry could adversely affect our business and operating results.

We are subject to intense competition in the IT industry, both in the United States and internationally, and if we fail to compete successfully, we will be unable to gain or retain market share.

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution and contract assembly industries are characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, technological capabilities, product quality, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International.

Many of our competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us and may have more developed relationships with their existing customers. We may lose market share in the United States or in international markets, or may be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a reduction in our gross margins.

We may initiate other business activities, including the broadening of our supply chain capabilities, and may face competition from companies with more experience in those new areas. In addition, as we enter new areas of business, we may also encounter increased competition from current competitors and/or from new competitors, including some who may once have been our OEM suppliers or reseller customers. Increased competition and negative reaction from our OEM suppliers or reseller customers resulting from our expansion into new business areas may harm our business and operating results.

Significant fluctuations in the market price of our common stock could result in securities class action claims against us, which could seriously harm our business.

Securities class action claims have been brought against companies in the past where volatility in the market price of that company’s securities has taken place. This kind of litigation could be very costly and divert our management’s attention and resources, and any adverse determination in this litigation could also subject us to significant liabilities, any or all of which could adversely affect our business and operating results.

We are subject to additional rules and regulations as a public company, which increases our administration costs which in turn could harm our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the New York Stock Exchange has revised its requirements for companies that are NYSE-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. If we are unable to comply with these new rules and regulations we could incur additional legal and other expenses. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the British pound, Canadian dollar, Mexican peso and Japanese yen. We do not hold or issue derivative financial instruments for trading purposes. These instruments are generally short-term in nature, with typical maturities of less than one year. In fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar.

The following table presents the hypothetical changes in fair values in our outstanding derivative instruments at November 30, 2003 that are sensitive to the changes in foreign currency exchange rates. The modeling technique used measures the change in fair values arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts	$(8,897)	$(5,946)	$(3,065)	$264	$2,526	$5,251	$7,938

Interest Rate Risk

During the last two years, the majority of our debt obligations have been short-term in nature and the associated interest obligations have floated relative to major interest rate benchmarks, such as the London Interbank Offered Rate. While we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments in the past, we may do so in the future.

The fair value of our outstanding borrowing that is sensitive to changes in interest rates is $9.0 million at November 30, 2003. A 150-basis point increase or decrease in rates at November 30, 2003 would not result in any material change in the fair value of this obligation.

The following table presents the hypothetical changes in interest expense related to our outstanding borrowings for the year ending November 30, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% for the year ended November 30, 2003 (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$456	$482	$509	$536	$563	$590	$616
SYNNEX Canada	1,026	1,086	1,146	1,207	1,267	1,327	1,388
SYNNEX Japan	227	241	254	267	281	294	308
SYNNEX Mexico	—	—	—	—	—	—	—

Total	$1,709	$1,809	$1,909	$2,010	$2,111	$2,211	$2,312

Equity Price Risk

The equity price risk associated with our marketable equity securities at November 30, 2002 and 2003 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

ITEM 8.    Financial Statements and Supplementary Data

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of SYNNEX Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of SYNNEX Corporation (the “Company,” an affiliate of MiTAC International Corporation) and its subsidiaries at November 30, 2002 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 30, 2004

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	November 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$15,503	$22,079
Restricted cash	5,561	4,306
Short-term investments	3,830	3,832
Accounts receivable, net	221,432	263,944
Receivable from vendors, net	35,162	54,209
Receivable from affiliates	2,138	667
Inventories	261,498	360,686
Deferred income taxes	13,805	15,902
Other current assets	13,511	16,783

Total current assets	572,440	742,408
Property and equipment, net	25,295	23,938
Intangible assets	23,769	19,357
Deferred income taxes	529	708
Other assets	7,042	3,517

Total assets	$629,075	$789,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$19,685	$69,464
Payable to affiliates	16,817	54,986
Accounts payable	269,608	343,071
Accrued liabilities	66,202	53,279
Income taxes payable	107	4,211

Total current liabilities	372,419	525,011
Long-term borrowings	38,714	8,134
Long-term liabilities	1,535	1,123
Deferred income taxes	579	260

Total liabilities	413,247	534,528

Minority interest in subsidiaries	2,610	2,586

Commitments and contingencies (Note 17)
Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,081,441 and 22,118,483 shares issued and outstanding (1)	22	22
Additional paid-in capital (1)	79,251	80,067
Unearned stock-based compensation	(753)	(202)
Accumulated other comprehensive income (loss)	(860)	7,373
Retained earnings	135,558	165,554

Total stockholders’ equity	213,218	252,814

Total liabilities and stockholders’ equity	$629,075	$789,928

(1)	The Company completed its initial public offering on December 1, 2003. These amounts do not reflect the receipt of $48,825 net proceeds from the offering. See Note 18.

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	Fiscal Years Ended November 30,
	2001	2002	2003
Revenue	$3,224,390	$3,767,882	$4,126,240
Cost of revenue (inclusive of stock-based compensation expense of $194, $66 and $67 in 2001, 2002 and 2003, respectively	(3,060,304)	(3,593,982)	(3,938,524)

Gross profit	164,086	173,900	187,716
Selling, general and administrative expenses (inclusive of stock-based compensation expense of $2,784, $495 and $1,120 in 2001, 2002 and 2003, respectively	(106,197)	(123,418)	(129,850)

Income from operations	57,889	50,482	57,866
Interest expense, net	(1,397)	(1,422)	(1,961)
Other income (expense), net	(12,813)	(4,207)	(8,771)

Income before income taxes and minority interest	43,679	44,853	47,134
Provision for income taxes	(17,608)	(16,837)	(17,360)
Minority interest in subsidiaries	(274)	16	222

Net income	$25,797	$28,032	$29,996

Net income per common share—basic	$1.18	$1.27	$1.36

Net income per common share—diluted	$1.06	$1.16	$1.22

Weighted average common shares outstanding—basic	21,918,742	22,060,578	22,091,067

Weighted average common shares outstanding—diluted	24,391,871	24,250,528	24,555,312

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (in thousands, except for share amounts)

	Common Stock		Additional Paid-in Capital	Unearned Stock- based Compen- sation	Receivables from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balances, November 30, 2000	21,798,784	$22	$78,471	$(1,979)	$(55)	$(365)	$81,729	$157,823
Repurchase of common stock	(20,000)	—	(128)	—	55	—	—	(73)
Reversal of unearned stock-based compensation due to terminations	—	—	(131)	131	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	565	—	—	—	565
Issuance of stock options to parent company employees in exchange for services	—	—	28	—	—	—	—	28
Issuance of common stock for cash on exercise of options	118,615	—	464	—	—	—	—	464
Issuance of common stock for note receivable on exercise of options	150,000	—	300	—	(300)	—	—	—
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	(37)	—	(37)	$(37)
Foreign currency translation adjustment	—	—	—	—	—	(1,195)	—	(1,195)	(1,195)
Net income	—	—	—	—	—	—	25,797	25,797	25,797

Balances, November 30, 2001	22,047,399	22	79,004	(1,283)	(300)	(1,597)	107,526	183,372	$24,565

Tax benefits from exercise of non-qualified employee stock options	—	—	116	—	—	—	—	116
Unearned stock-based compensation	—	—	35	(35)	—	—	—	—
Reversal of unearned stock-based compensation due to terminations	—	—	(4)	4	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	561	—	—	—	561
Issuance of common stock for cash on exercise of options	34,042	—	100	—	—	—	—	100
Repayment of employee note receivable	—	—	—	—	300	—	—	300
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	(66)	—	(66)	$(66)
Foreign currency translation adjustment	—	—	—	—	—	803	—	803	803
Net income	—	—	—	—	—	—	28,032	28,032	28,032

Balances, November 30, 2002	22,081,441	22	79,251	(753)	—	(860)	135,558	213,218	$28,769

Amortization of unearned stock-based compensation	—	—	—	551	—	—	—	551
Issuance of common stock for cash on exercise of options	37,042	—	180	—	—	—	—	180
Accelerated vesting of previously issued employee stock options	—	—	636	—	—	—	—	636
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	206	—	206	$206
Foreign currency translation adjustment	—	—	—	—	—	8,027	—	8,027	8,027
Net income	—	—	—	—	—	—	29,996	29,996	29,996

Balances, November 30, 2003	22,118,483	$22	$80,067	$(202)	$—	$7,373	$165,554	$252,814	$38,229

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended November 30,
	2001	2002	2003
Cash flows from operating activities:
Net income	$25,797	$28,032	$29,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	7,175	5,035	4,219
Amortization of intangible assets	1,610	2,741	2,642
Amortization of unearned stock-based compensation	565	561	551
Issuance of stock options to parent company employees in exchange for services	28	—	—
Accelerated vesting of previously issued employee stock options	—	—	636
Tax benefits from employee stock plans	—	116	—
Unrealized losses on trading securities	61	630	606
Net realized gains on investments	(518)	(582)	(892)
Impairment of investments	3,743	—	—
Loss on disposal of property and equipment	63	105	927
Minority interest in subsidiaries	274	(16)	(222)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	57,504	23,831	(25,318)
Receivable from vendors	20,764	(376)	(18,546)
Receivable from affiliates	(4,501)	5,825	1,566
Inventories	80,602	(9,992)	(98,390)
Other assets	5,579	(10,415)	6,550
Payable to affiliates	(70,958)	(7,775)	37,035
Accounts payable	(90,230)	10,363	54,466
Accrued liabilities	(26,081)	21,246	(8,574)

Net cash provided by (used in) operating activities	11,477	69,329	(12,748)
Cash flows from investing activities:
Purchases of short-term investments	(472)	(8,406)	(3,376)
Proceeds from sale of short-term investments	1,494	6,016	4,166
Purchase of additional investment in affiliates	(333)	—	—
Acquisition of businesses, net of cash acquired	(17,143)	(47,174)	(1,525)
Purchase of property and equipment, net	(3,296)	(8,912)	(2,862)
Decrease (increase) in restricted cash	(1,000)	(4,500)	1,311

Net cash used in investing activities	(20,750)	(62,976)	(2,286)

Cash flows from financing activities:
Cash overdraft	9,658	(5,296)	9,812
Proceeds from revolving line of credit	182,800	98,992	200,654
Payments on revolving line of credit	(182,800)	(98,992)	(195,654)
Proceeds from bank loan	162,853	517,422	585,693
Repayment of bank loan	(156,794)	(521,474)	(579,486)
Net proceeds (payments) under other lines of credit	(10,877)	924	(6,405)
Proceeds from issuance of bonds by SYNNEX Japan	—	—	5,132
Proceeds from issuance of common stock	464	1,076	182
Repurchase of common stock	(73)	—	—

Net cash provided by (used in) financing activities	5,231	(7,348)	19,928

Effect of exchange rate changes on cash and cash equivalents	(792)	768	1,682

Net increase (decrease) in cash and cash equivalents	(4,834)	(227)	6,576
Cash and cash equivalents at beginning of period	20,564	15,730	15,503

Cash and cash equivalents at end of period	$15,730	$15,503	$22,079

Supplemental disclosures of cash flow information:
Interest paid	$5,093	$2,443	$2,744

Income taxes paid	$24,301	$18,470	$15,851

Supplemental disclosure of non cash investing and financing activities:
Unearned stock-based compensation	$—	$35	$—

Issuance of common stock in exchange for receivables from stockholders	$300	$—	$—

The accompanying notes are an integral part of these financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except for share and per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is an information technology products supply chain services company. The Company’s supply chain outsourcing services include distribution, contract assembly and logistics. SYNNEX is headquartered in Fremont, California and has operations in North and Latin America, Asia and Europe.

In October 2003, the Company reincorporated in the State of Delaware, and the historical information contained in these consolidated financial statements has been updated to reflect this reincorporation. On October 11, 2003, the Board of Directors declared a reverse stock split of one share for two shares that became effective on November 12, 2003. The accompanying historical financial statements have been restated to reflect this reverse stock split.

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At November 30, 2003, MiTAC International Corporation and its affiliates had a combined ownership of approximately 77% in the Company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiaries in which no substantive participating rights are held by minority stockholders. All significant intercompany accounts and transactions have been eliminated.

Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs of the investee. Investments in less than 20% owned companies or investments in 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs of the investee are recorded under the cost method.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity or remaining maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of money market deposit accounts that are stated at cost, which approximates fair value. The Company’s cash management program utilizes zero balance accounts, and all book overdraft balances have been reclassified to accounts payable and amounted to $17,530 and $27,342 at November 30, 2002 and 2003, respectively.

Restricted cash

The Company provides letter of credit to vendors on behalf of its subsidiaries in Asia and Latin America. The Company is required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2002 and 2003, the Company had restricted cash balances of $5,561 and $4,306, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Investments

Short-term investments include equity instruments which are expected to be sold during the normal operating cycle of the business (within twelve months). The Company classifies its investments in marketable securities as trading and available-for-sale. Securities classified as trading are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in other comprehensive income, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other than temporary, if any, are recorded in operations as incurred.

To determine whether a decline in value is other-than-temporary, the Company evaluates current factors, including current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and the Company’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, the Company records reductions in carrying values to estimated fair values, which are determined based on quoted market prices if available or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.

Long-term investments include instruments that the Company has the ability and intent to hold for more than twelve months. The Company classifies its long-term investments as available-for-sale if a readily determinable fair value is available.

The Company has investments in equity instruments of privately-held companies. These investments are included in other assets and are accounted for under the cost method, as the Company does not have the ability to exercise significant influence over operations. The Company monitors its investments for impairment by considering current factors, including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed based on the weighted average method. Inventories consist of finished goods purchased from various manufacturers for distribution resale and components used for contract assembly.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based upon the shorter of the estimated useful lives of the assets, or the lease term of the respective assets, if applicable. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. The depreciation and amortization periods for property and equipment categories are as follows:

Equipment	5 years
Software	3 years
Furniture	7 years
Building	39 years

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Intangible assets

Intangible assets consist of vendor lists, customer lists, trade names and land rights, which are amortized on a straight-line basis over their estimated lives. Intangible assets acquired in the years ended November 30, 2001 and 2002 are amortized over 8 years. Vendor and customer lists acquired prior to November 30, 2000 were initially amortized over 15 years. Effective December 1, 2001, the remaining useful lives of these assets were reduced to 8 years. The effect of the change was to increase the amortization of intangible assets by $513,000 per year for the eight years beginning in the year ended November 30, 2002.

Software Costs

The Company develops software for internal use only. The payroll and other costs of the Company’s software department have been expensed as incurred. Excluding the costs of support, maintenance and training functions that are not subject to capitalization, the costs of the software department were not material for the periods presented. If the internal software development costs become material, the Company will capitalize the costs based on the defined criteria for capitalization in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2003, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers in the technology industry. The Company believes that the concentration of credit risk on its accounts receivable is substantially mitigated by the Company’s evaluation process and relatively short collection terms. The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses when deemed necessary. Through November 30, 2003, such losses have been within management’s expectations.

One customer accounted for 10.9% of the Company’s revenue in 2001. In 2002 and 2003 the Company did not have sales to any one customer comprising 10% or more of the Company’s total revenues. At November 30, 2002, one customer comprised 12% of the total consolidated accounts receivable balance. At November 30, 2003, one customer comprised 13% of the total consolidated account receivable balance.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Revenue recognition

The Company recognizes revenue as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of resulting receivables is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. The shipping terms are F.O.B. the Company’s warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

The Company purchases licensed software products from OEM vendors and distributes them to customers. Revenues are recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection is determined to be probable. Subsequent to the sale of software products, the Company has no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

Original Equipment Manufacturer (“OEM”) supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. Once the program is implemented, the expected benefit of the program based on the estimated volume is recorded as a receivable from vendors with a corresponding reduction in the cost of inventories. As the inventories are sold, the benefit is earned and reflected as a reduction in the cost of sales. Concurrently, the vendor receivable is realized, generally through reductions authorized by the vendor to accounts payable. The Company monitors the balances of vendor receivables on a quarterly basis and adjusts the allowance for differences between expected and actual volume sales. For price protection programs, the Company records a reduction in the payable to the vendor and a reduction in the related inventory. Funds received for specific marketing and infrastructure reimbursements are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

Royalties

The Company purchases licensed software products from OEM vendors and distributes to resellers. Royalties to OEM vendors are accrued for and recorded in cost of revenue when software products are shipped and revenue is recognized.

Warranties

The Company’s OEM suppliers generally warrant the products distributed by the Company and allow returns of defective products. The Company generally does not independently warrant the products it distributes; however, the Company does warrant the following: (1) its services with regard to products that it assembles for its customers, and (2) products that it builds to order from components purchased from other sources. An accrual for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Neither warranty expense nor the accrual for warranty costs is material to the Company’s consolidated financial statements.

Advertising

Costs related to advertising and promotion expenditures of products are charged to selling, general and administrative expense as incurred. To date, costs related to advertising and promotion expenditures has not been material.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Income taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided against assets which are not likely to be realized.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash, accounts receivable and accounts payable, the carrying amounts approximate fair value due to the short maturities. The amount shown for borrowings also approximates fair value since current interest rates offered to the Company for debt of similar maturities are approximately the same. The estimated fair value of foreign exchange contracts are based on market prices or current rates offered for contracts with similar terms and maturities. The ultimate amounts paid or received under these foreign exchange contracts, however, depend on future exchange rates. The gains or losses are recognized as “Other income (expense), net” based on changes in the fair value of the contracts, which generally occur as a result of changes in foreign currency exchange rates.

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the year. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.” During the years ended November 30, 2001, 2002 and 2003, the Company recorded transaction losses of $3,362, $177 and $4,935, respectively.

Stock-based compensation

The Company’s employee stock option plan is accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). Expense associated with stock-based compensation is amortized on a straight-line basis over the vesting period of the individual award.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”). Under SFAS No. 123 and EITF No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Fiscal Years Ended November 30,
	2001	2002	2003
Net income—as reported	$25,797	$28,032	$29,996
Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	565	561	1,187
Less: Stock-based employee compensation expense determined under fair value based method	(2,001)	(2,553)	(4,079)

Net income—as adjusted	$24,361	$26,040	$27,104

Net earnings per share—basic:
As reported	$1.18	$1.27	$1.36
Pro forma	$1.11	$1.18	$1.23
Net earnings per share—diluted:
As reported	$1.06	$1.16	$1.22
Pro forma	$1.01	$1.09	$1.13
Shares used in computing net income per share— basic
As reported	21,918,742	22,060,578	22,091,067
Pro forma	21,918,742	22,060,578	22,091,067
Shares used in computing net income per share—diluted
As reported	24,391,871	24,250,528	24,555,312
Pro forma	24,085,945	23,871,899	23,930,193

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries and unrealized gains and losses on the Company’s available for sale securities. Comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Equity.

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution that could occur if stock options were exercised. The calculations of net income per common share are presented in Note 13.

Recently issued accounting pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement and reporting

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

costs associated with exit or disposal activities, and supersedes previous authoritative guidance, Emerging Issues Task Force (“EITF”) No. 94-3. The principal difference is that the new standard requires that a liability for a disposal activity (including those related to the employee termination benefits and obligations under operation leases and other contracts) be recognized when a liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITF No. 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not had any exit or disposal activities since the adoption of the standard.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have any material impact on the Company financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, “Accounting Changes.” The Company is assessing the impact of EITF No. 00-21 and believes that the adoption will not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has applied the disclosure provision of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of this standard did not have any material impact on the Company’s financial position or results of operations.

In March 2003, the EITF finalized Issue No. 02-16 (“EITF No. 02-16”), “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF No. 02-16 applies to all agreements modified or entered into on or after January 1, 2003. Adopting EITF No. 02-16 had no material impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

NOTE 3—BALANCE SHEET COMPONENTS:

	November 30,
	2002	2003
Accounts receivable, net
Trade accounts receivables	$233,504	$279,267
Less: Allowance for doubtful accounts	(8,315)	(9,797)
Less: Allowance for sales returns	(3,757)	(5,526)

	$221,432	$263,944

Accounts receivable, net
Receivables from vendors	$37,866	$58,237
Less: Allowance for doubtful accounts	(2,704)	(4,028)

	$35,162	$54,209

Inventories
Components	$6,713	$29,772
Finished goods	254,785	330,914

	$261,498	$360,686

Property and equipment, net
Equipment and computers	$31,476	$33,262
Furniture and fixtures	4,295	5,396
Vehicles	515	497
Buildings and land	20,617	22,379

	56,903	61,534
Less: Accumulated depreciation	(31,608)	(37,596)

	$25,295	$23,938

Intangible Assets:

	November 30,
	2002			2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$22,482	$(8,535)	$13,947	$22,482	$(10,539)	$11,943
Customer lists	7,574	(789)	6,785	5,490	(1,340)	4,150
Other intangible assets	3,540	(503)	3,037	3,855	(591)	3,264

	$33,596	$(9,827)	$23,769	$31,827	$(12,470)	$19,357

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Amortization expense was $1,610, $2,741 and $2,642 for the years ended November 30, 2001, 2002 and 2003, respectively. Intangible assets are being amortized over estimated useful lives of eight years. Estimated future amortization expense is as follows:

Years ending November 30,
2004	$2,765
2005	2,765
2006	2,765
2007	2,765
2008	2,765
thereafter	5,532

$19,357

	November 30,
	2002	2003
Accrued liabilities:
Payroll related accruals	$12,801	$13,925
Deferred compensation liability	12,911	14,903
Royalty and warranty accruals	4,587	2,970
Sales tax payable	7,971	5,593
Other accrued liabilities	27,932	15,888

	$66,202	$53,279

NOTE 4—ACQUISITIONS:

Acquisitions during the year ended November 30, 2002

Gates/Arrow Distributing

On May 31, 2002, the Company acquired certain assets and liabilities of Gates/Arrow Distributing, a business unit of Arrow Electronics, Inc. for cash of approximately $44,487. Gates/Arrow was a distributor of computer systems, peripherals and software, serving value-added resellers across North America. The purchase enabled the Company to expand its market share in North America.

License Online, Inc.

On May 10, 2002, the Company acquired the assets of License Online, Inc., a provider of Web-based software licensing technology to small to medium-sized business (“SMB”) solution providers and their SMB customers, for $3,292 in cash.

Novitech, S.A. de C. V.

On May 7, 2002, the Company acquired certain distribution and sale assets of Novitech, S.A. de C.V., a Mexican distributor of information technology products. The purchase price for the assets was $920 in cash.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Accounting for the Acquisitions

All of these acquisitions have been accounted for using the purchase method of accounting; thus, the consolidated financial statements do not include the financial results of any acquired business prior to the closing date of the acquisition.

The aggregate purchase consideration of the three acquisitions was $48,509 plus acquisition costs of $190, and has been allocated to the assets acquired and liabilities assumed as follows:

	Fair Value
Purchase Consideration
Cash	$48,509
Acquisition costs	190

	$48,699

	Fair Value	Amortization Period
Allocation
Accounts receivable	$41,893	—
Inventories	15,416	—
Property and equipment	4,278	—
Customer lists	3,086	8 years
Accounts payable	(15,974)	—

	$48,699

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of Gates/Arrow Distributing, License Online, Inc., and Novitech, S.A. de C.V. had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and additional finance charges related to the financing of the purchase consideration of the acquisitions. The table also includes pro forma information relating to the acquisition of Merisel Canada, Inc. in 2001, see below, as if the acquisition had occurred on December 1, 2000.

	Fiscal Years Ended November 30,
	2001	2002
	(unaudited)
Revenue	$4,216,141	$4,000,270
Net income	$17,898	$26,733
Net income per common share—basic	$0.82	$1.21
Net income per common share—diluted	$0.73	$1.10

Acquisition during the year ended November 30, 2001

On July 28, 2001, the Company acquired all of the outstanding shares of Merisel Canada, Inc. (“Merisel Canada”) from Merisel Americas, Inc., a wholly-owned subsidiary of Merisel, Inc. Merisel Canada was a

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

distributor of computer hardware and software products throughout Canada. The purchase of Merisel Canada enables the Company to expand its market share in North America. Effective August 30, 2001, Merisel Canada changed its name to SYNNEX Canada Limited.

The total purchase consideration was $19,940 and has been allocated to the assets acquired and liabilities assumed in the acquisition as follows:

	Fair Value
Purchase consideration:
Cash	$19,559
Acquisition costs	381

	$19,940

	Fair Value	Amortization Period
Allocation
Cash and cash equivalents	$2,796	—
Accounts receivables	59,338	—
Inventories	42,210	—
Other current assets	2,109	—
Vendor list	2,020	8 years
Customer list	1,346	8 years
Trade names	500	8 years
Other long-term assets	1,177	—
Accounts payable	(51,037)	—
Accrued liabilities	(4,549)	—
Other long-term liabilities	(35,970)	—

	$19,940

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of Merisel Canada had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of acquired intangibles and additional finance charges related to the financing of the purchase consideration of the acquisition.

Fiscal Year Ended November 30, 2001
(unaudited)
Revenue	$3,562,289
Net income	$21,849
Net income per common shares—basic	$1.00
Net income per common shares—diluted	$0.90

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of periods presented, nor are they necessarily indicative of future operating results.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	November 30,
	2002			2003
	Original Cost	Unrealized Losses	Fair Value	Original Cost	Unrealized Losses	Fair Value
Short-Term:
Trading	$4,399	$(630)	$3,769	$4,801	$(1,236)	$3,565
Available-for-sale	757	(696)	61	757	(490)	267

	$5,156	$(1,326)	$3,830	$5,558	$(1,726)	$3,832

Long-term:
Available-for-sale	$300	$—	$300	$—	$—	$—

Short-term trading securities consist of equity securities relating to the Company’s deferred compensation plan (Note 10). Short-term and long-term available-for-sale securities primarily consist of investments in other companies’ equity securities.

Total realized gains on investments were $518, $582 and $892 for the fiscal years ended November 30, 2001, 2002 and 2003, respectively.

During the year ended November 30, 2001, the Company performed an impairment assessment of the carrying value of its equity investments. One of these investments, Converge, Inc., substantially reduced its operations during fiscal 2001. As a result, the Company wrote down the investment amount for “other than temporary impairment” by $3,333 to zero.

NOTE 6—ACCOUNTS RECEIVABLE ARRANGEMENTS:

Effective December 1997, the Company established a five-year revolving arrangement (the “Arrangement”) through a consolidated wholly-owned subsidiary to sell up to $150,000 of U.S. trade accounts receivables (the “Receivables”) to a financial institution. In August 2002, the Arrangement was amended to allow the Company to sell up to $200,000 of receivables and was extended for an additional five-year period. Subsequently, in June 2003 the Arrangement was amended again to allow the Company to sell up to $210,000, of receivables and to extend the Arrangement to August 2008. In connection with the Arrangement, the Company sells its Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the Receivables to the financial institution without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.90%. A separate fee based on the unused portion of the facility, at 0.375% per annum, is also charged by the financial institution. To the extent that cash was received in exchange, the amount of Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. The amount of Receivables sold to the financial institution and not yet collected from customers at November 30, 2002 and 2003 was $158,000 and $210,000, respectively. The wholly-owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold Receivables at November 30, 2002 and 2003 of $102,544 and $138,385, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the Receivables totaled approximately $599,100, $672,500 and $809,500 in 2001, 2002 and 2003, respectively. The gross payments to the financial institution under the

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Arrangement totaled approximately $677,100, $586,500 and $757,500 in 2001, 2002 and 2003, respectively, which arose from the subsequent collection of Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the Receivables on behalf of the financial institution, for which it receives a service fee from the financial institution, and remits collections to the financial institution. The Company estimates that the service fee it receives approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institution totaled $2,693, $2,786 and $3,003 for 2001, 2002 and 2003, respectively, and were recorded within “Other income (expense), net”.

Under the Arrangement, as amended, the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2002 and 2003.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 17, “Commitments and Contingencies” for additional information. Approximately $984,017, $836,906 and $855,629 of the Company’s net sales were financed under these programs in 2001, 2002 and 2003, respectively. Approximately $38,030 and $35,482 of accounts receivable at November 30, 2002 and 2003, respectively, were subject to flooring agreements. Flooring fees were approximately $3,098, $2,013 and $1,999 in 2001, 2002 and 2003, respectively, and are included within “Other income (expense), net”.

NOTE 7—BORROWINGS:

Borrowings consist of the following:

	November 30,
	2002	2003
SYNNEX Corporation
(“SYNNEX USA”) short-term loan	$1,931	$—
SYNNEX Corporation line of credit	—	5,000
SYNNEX Canada revolving loan	26,393	39,768
SYNNEX Japan line of credit	17,151	10,948
SYNNEX Japan term loan	8,160	9,123
SYNNEX Japan mortgage	1,175	1,168
SYNNEX Japan bonds	—	5,474
SYNNEX Information Technologies (UK), Ltd. term loan	610	—
SYNNEX Information Technologies (UK), line of credit	—	3,443
SYNNEX Beijing, Ltd. mortgage	2,979	2,674

	58,399	77,598
Less: Current portion	(19,685)	(69,464)

Non current portion	$38,714	$8,134

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

SYNNEX USA short-term loan

In July 2002, SYNNEX USA entered into a short-term financing arrangement of $2,900 with a financial institution that was payable in 12 monthly installments. The loan was collateralized by certain inventory items. At November 30, 2002 and 2003, the outstanding balance was $1,931 and $0, respectively.

SYNNEX USA senior secured revolving line of credit

In December 1997, the Company entered into a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions, which is secured by the Company’s inventory. The Revolver’s maximum commitment is 34% of eligible inventory valued at the lower of cost or market up to a maximum borrowing of $10,000. In June 2003, the Revolver was amended and the credit limit was increased to $25,000. Interest on borrowings under the Revolver is based on the prime rate plus 1.0% or LIBOR plus 2.0% at the Company’s option. There were no borrowings outstanding under the Revolver at November 30, 2002. A fee of 0.30% per annum is payable with respect to the unused portion of the commitment. Under the 2002 amendment, the Company is required to comply with minimum net worth and minimum fixed charge ratio covenants. The Company was in compliance with these covenants at November 30, 2002 and 2003. During the year ended November 30, 2002, the Company borrowed and repaid approximately, $98,992 and $98,992, respectively, and during 2003, the Company borrowed and repaid approximately $200,654 and $195,654, respectively, under the Revolver.

SYNNEX USA corporate margin account arrangement

On April 1, 1997, the Company entered into a corporate account arrangement with a security broker, allowing the Company to perform margin transactions. Under the terms of the margin account, the Company may borrow funds to purchase publicly-traded securities at an interest rate of 4.5% to 7.5%. Borrowings are restricted to 50% of the equity held in the brokerage account and are collateralized by the marketable securities. There were no borrowings outstanding at November 30, 2002 and 2003.

SYNNEX Canada revolving loan

Upon acquisition of SYNNEX Canada Limited, the Company assumed a three-year C$100,000 revolving loan agreement with a financial institution. Subsequently, in August 2001, the revolving loan agreement was amended to reduce the credit limit to C$75,000. In April 2002, the agreement was further amended to increase the credit limit back to C$100,000. In September 2003, the loan agreement was extended for a four-year term maturing in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable and are guaranteed, up to C$25,000, by the Company. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution plus 0.2% or the BA rate plus 1.7% for Canadian Dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.7% for U.S. Dollar denominated loans. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The loan agreement contains covenants which SYNNEX Canada Limited was in compliance with for the year ended November 30, 2002 and 2003. The balance outstanding at November 30, 2002 and 2003 was $26,393 and $39,768, respectively.

SYNNEX Japan line of credit

SYNNEX Japan has a Japanese Yen denominated line of credit with several Japanese banks, with total available credit under these facilities of $44,047 as of November 30, 2003. Under the line of credit,

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

approximately $17,151 and $10,948 was outstanding at November 30, 2002 and, 2003, respectively, bearing interest at fixed rates ranging from 1.37% to 1.38% per annum.

SYNNEX Japan term loan

SYNNEX Japan had a total of $8,160 and $9,123 outstanding as of November 30, 2002 and 2003, respectively, under a Japanese yen denominated term loan agreement with two Japanese banks. The amount must be repaid by May 2004, and bears interest at fixed rates ranging from 1.28% to 1.30% per annum.

SYNNEX Japan mortgage

SYNNEX Japan has a Japanese Yen denominated mortgage loan with a Japanese bank. Total amount outstanding under the mortgage was approximately $1,175 and $1,168 at November 30, 2002 and 2003, respectively, bearing interest at a fixed rate of 3.10% per annum. The mortgage is repayable between 2002 and 2011 and is secured by SYNNEX Japan’s office building in Japan.

SYNNEX Japan K.K. bonds

SYNNEX Japan issued two Japanese Yen denominated bonds in February and July 2003. The bonds bear interest at 0.45% and 0.57% per year, and are to be redeemed in February 2005 and in ten equal installments by July 2008, respectively. The two bonds are guaranteed by a bank in Japan, and a fee of 0.70% and 0.80%, respectively, of the guaranteed amount are payable to the bank every year. At November 30, 2003, the carrying value of the bonds is $5,474.

SYNNEX UK term loans

In 1996, and subsequently amended, SYNNEX UK entered into a British Pound denominated loan agreement with a financial institution, which is collateralized by real estate. The total credit available under this facility was $1,721 as of November 30, 2003, of which approximately $610 and $0 was outstanding at November 30, 2002 and 2003, respectively, and bears interest at LIBOR plus 1.5%. The loan agreement expires in 2006.

In 1996, and subsequently amended, SYNNEX UK entered into a British Pound denominated loan agreement with a financial institution, which is collateralized by a deposit. The total credit available under this facility was $3,443 as of November 30, 2003 and $3,443 was outstanding at November 30, 2003. There were no borrowings at November 30, 2002. The facility bears interest at the financial institution’s prime rate plus 1.5%.

SYNNEX Beijing, Ltd. mortgage

In September 2002, SYNNEX (Beijing), Ltd. obtained a Chinese Renminbi denominated mortgage loan with a financial institution for approximately $3,055. The mortgage is repayable by 2012 and is secured by the real estate in Beijing. The interest rate is adjustable based on a lending rate as determined by People’s Bank of China. For fiscal years 2002 and 2003, the rate was 5.18%. The balance outstanding at November 30, 2002 and 2003 was $2,979 and $2,674, respectively.

SYNNEX Mexico Revolving Loan

In June 2003, SYNNEX Mexico entered into a revolving loan agreement consisting of $15,000 with a financial institution. Borrowings bear an interest rate of TiiE plus 3.25% per year and are collateralized by accounts receivable. There were no borrowings outstanding at November 30, 2003.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Guarantees

SYNNEX USA has also issued guarantees to certain of its subsidiaries’ vendors for trade credit lines, totaling $72,000 and $73,600 as of November 30, 2002 and 2003, respectively.

Future principal payments

Future principal payment under the above loans as of November 30, 2003 are as follows:

Fiscal Years Ending November 30,
2004	$69,464
2005	3,006
2006	1,182
2007	1,182
2008	1,182
Thereafter	1,582

$77,598

NOTE 8—DERIVATIVE INSTRUMENTS:

In the normal course of business, the Company enters into currency forward contracts to protect itself from the risk that the eventual cash outflows or inflows resulting from purchase or sale of inventory will be adversely affected by exchange rate fluctuations. The Company does not apply hedge accounting to these currency forward contracts; and has not designated any of them as hedging instruments. As of November 30, 2001, 2002 and 2003, the Company had unrealized losses (gains) of $327, $192, and $(264), respectively, as a result of fair value changes on its outstanding currency forward contracts. These unrealized losses and gains were charged (credited) to expense during the year.

The Company’s policy is to not allow the use of derivatives for trading or speculative purposes. During the year ended November 30, 2003, the Company incurred losses of $3.7 million on foreign currency exchange contracts not purchased within the Company’s policy.

NOTE 9—INCOME TAXES:

	Fiscal Years Ended November 30,
	2001	2002	2003
Current tax provision:
Federal	$13,176	$13,892	$15,856
State	2,939	2,693	3,048
Foreign	1,185	599	1,051

	17,300	17,184	19,955

Deferred tax provision (benefit):
Federal	129	(311)	(1,660)
State	40	6	(357)
Foreign	139	(42)	(578)

	308	(347)	(2,595)

Total tax provision	$17,608	$16,837	$17,360

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Net deferred tax assets consist of the following:

	Fiscal Years Ended November 30,
	2002	2003
Inventory reserves	$2,035	$2,477
Bad debt and sales return reserves	2,978	3,579
Vacation and profit sharing accruals	2,462	1,742
Depreciation and amortization	(303)	325
State tax deduction	526	570
Deferred compensation	5,044	5,830
Net operating losses	5,820	7,719
Other	833	2,326
Valuation allowance	(5,640)	(8,218)

Net deferred tax assets	$13,755	$16,350

The valuation allowance relates to deferred tax assets in tax jurisdictions outside the United States for which realization of the assets is uncertain.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2001	2002	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.3	4.0	4.1
Foreign taxes	1.0	1.9	0.7
Valuation allowance adjustment	0.0	(3.4)	(2.9)
Permanent differences	0.8	0.6	0.2
Other	(0.8)	(0.2)	(0.3)

Effective income tax rate	40.3%	37.5%	36.8%

At November 30, 2003, the Company had approximately $1,464 of federal and $0 of state operating loss carryforwards available to offset future taxable income, which expire in varying amounts from November 30, 2005 to November 30, 2008. Additionally, the Company had $13,136 in Mexican net operating losses that begin to expire in 2004 and $15,950 in Canadian net operating losses that begin to expire in 2006. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

NOTE 10—DEFERRED COMPENSATION PLAN:

The Company has a deferred compensation plan for certain directors and officers, which became effective in January 1994.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

The plan is designed to permit eligible officers and directors to accumulate additional income through a nonqualified deferred compensation plan that enables the officer or director to make elective deferrals of compensation to which he or she will become entitled in the future.

An account is maintained for each participant for the purpose of recording the current value of his or her elective contributions, including earnings credited thereto. The participant may designate one or more investments as the measure of investment return on the participant’s account. The participant’s account is adjusted monthly to reflect earnings and losses on the participant’s designated investments.

The amount credited to the participant’s account will be distributed as soon as practicable after the earlier of the participant’s termination of employment or attainment of age sixty-five. The distribution of benefits to the participant will be made in accordance with the election made by the participant in a lump sum or in equal monthly or annual installments over a period not to exceed fifteen years.

In the event the participant requests a distribution other than a hardship distribution, a 10% withdrawal penalty will be levied. Such distribution will be in the form of a lump sum cash payment.

As of November 30, 2002 and 2003, the deferred compensation liability balance was $12,911 and $14,903, respectively. Of the balances deferred, $3,769 and $3,565 have been invested in equity securities at November 30, 2002 and 2003, respectively, and are classified as trading securities. The Company has recorded gains (losses) in “Other income (expense), net” on the trading securities of $68, $(528), and $286 for the years ended November 30, 2001, 2002 and 2003, respectively. An amount equal to these gains (losses) has been charged (credited) to selling, general and administrative expenses, relating to compensation amounts which are payable to the directors and officers.

NOTE 11—EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute the lesser of up to 15% of their gross compensation or the maximum amount as provided by law. Employees become eligible to participate in the Plan six months after their employment date. The Company can make discretionary contributions under the Plan. During 2001, 2002 and 2003, the Company contributed $143, $178, and $177, respectively.

NOTE 12—STOCKHOLDERS’ EQUITY:

Receivables from Stockholders

During the year ended November 30, 2001, in conjunction with the exercise of 150,000 stock options by the Company’s CEO at $2.00 per share, the CEO drew down $300 from the $1,000 full recourse promissory note described in Note 14. The note bore interest at an annual rate of 1.75% plus the annual LIBOR rate at the beginning of each calendar year, was due and payable in full no later than January 29, 2003 and was recorded as a reduction of Stockholders’ Equity. The note was repaid in full in 2002.

During the year ended November 30, 2000, in conjunction with the exercise of 20,000 stock options by another employee of the Company at $4.50 per share, the Company received a full recourse promissory note for $55 as part of the payment. The note had an interest rate of 7.5% per annum and was due and payable in full no later than December 31, 2002. During the year ended November 30, 2001, the Company repurchased the shares

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

at the fair value of $10.00 per share for $145 in cash, net of the note repayment. The Company recorded an associated compensation expense of $72, which represented the excess of the fair value over the exercise price of the option, less compensation expense of $38, previously recognized.

Tax benefits from employee stock option plans

During the year ended November 30, 2002, one employee exercised his fully-vested non-qualified stock options. The tax benefits from this employee’s stock option transactions reduce the Company’s income taxes currently payable for federal and state purposes. These benefits totaled $116 for fiscal 2002, and were reflected as a credit to Stockholders’ Equity.

2003 Stock Incentive Plan

The Company’s 2003 Stock Incentive Plan is intended to serve as the successor plan to its 1997 Stock Option/Stock Issuance Plan, Special Executive Stock Option/Stock Issuance Plan and its 1993 Stock Option Plan, which have all been terminated as of November 25, 2003. The Company’s 2003 Stock Incentive Plan was adopted by its board of directors and approved by its stockholders in 2003. The plan provides for the direct award or sale of shares of common stock, the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors, advisors and consultants. However, incentive stock options as defined in Section 422 of the Internal Revenue Code may be granted only to employees.

The 2003 Stock Incentive Plan is administered by the Company’s compensation committee. The compensation committee determines which eligible individuals are to receive awards under the plan, the number of shares subject to the awards, the vesting schedule applicable to the awards and other terms of the award, subject to the limits of the plan. The compensation committee may delegate its administrative authority, subject to certain limitations, with respect to individuals who are not officers.

The board of directors will be able to amend or modify the 2003 Stock Incentive Plan at any time, subject to any required stockholder approval. The plan will terminate no later than September 1, 2013.

The maximum number of shares authorized for issuance under the 2003 Stock Incentive Plan shall not exceed the sum of (1) the number of shares subject to outstanding options granted under the Company’s 1997 Stock Option/Stock Issuance Plan, its Special Executive Stock Option/Stock Issuance Plan and its 1993 Stock Option Plan outstanding to the extent those options expire, terminate or are cancelled for any reason prior to being exercised, plus (2) 5,506,649 shares of common stock; provided however, that the number of authorized shares under the 2003 Stock Incentive Plan shall not exceed 14,111,761 shares of common stock. No participant in the 2003 Stock Incentive Plan may receive option grants or stock appreciation rights for more than 1,500,000 shares per calendar year, or more than 2,500,000 shares in the participant’s first calendar year of service.

Under the 2003 Stock Incentive Plan:

Qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock.

Qualified employees and non-employee directors, advisors and consultants are eligible for the grant of nonstatutory stock options and restricted stock grants.

Qualified non-employee directors are eligible to receive automatic option grants to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the date of grant.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Non-employee directors who first join the board after the plan is effective will receive an initial option grant of 25,000 shares, and all non-employee directors will be eligible for annual option grants for 5,000 shares for each year they continue to serve.

The compensation committee will determine the exercise price of options or the purchase price of restricted stock grants, but the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the option price for nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant.

Qualified employees and non-employee directors, advisors and consultants will also be eligible for the award of stock appreciation rights, which enable the holder to realize the value of future appreciation in our common stock, payable in cash or shares of common stock.

1993 Stock Option Plan

Under the 1993 Stock Option Plan (the “1993 Plan”), as amended in 1996, 5,400,000 shares of common stock have been reserved for issuance to employees, officers, directors and consultants of the Company, as approved by the Board of Directors and stockholders. The 1993 Plan, which expired in 2003, provides for incentive as well as non-statutory stock options.

1997 Stock Option Plan

In December 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for incentive stock options and non-statutory stock options and stock purchase rights to employees, officers and consultants of the Company. Under the 1997 Plan, 6,500,000 shares of common stock have been reserved for issuance, as approved by the Board of Directors and stockholders. Incentive stock options are granted at an exercise price that is not less than 100% of the fair market value of common stock on the date of grant, as determined by the Board of Directors. Non-statutory stock options are granted at an exercise price that is not less than 85% of the fair market value of common stock on the date of grant, as determined by the Board of Directors. The exercise price of any option granted to a 10% stockholder will not be less than 110% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options granted vest monthly over a five-year period with a one-year cliff and expire in ten years from the date of grant. In 2001, the Board of Directors granted 282,160 options under this plan at exercise prices ranging from $10.00 to $12.00 per share. In 2002, the Board of Directors granted 320,050 options at exercise prices ranging from $9.00 to $12.00 per share. In 2003, the Board of Directors granted 269,625 options at exercise prices ranging from $12.00 to $15.00 per share.

Executive Stock Option Plan

In December 1997, the Company adopted the Special Executive Stock Option Plan (the “Executive Plan”). The Executive Plan provides for incentive and non-statutory stock options to officers and the members of the Company’s Board of Directors. Under the Executive Plan, 7,150,000 shares of common stock have been reserved for issuance, as approved by the Board of Directors and stockholders. Incentive stock options are granted at an exercise price that is not less than 100% of the fair market value of common stock shares on the date of grant, as determined by the Board of Directors. Non-statutory stock options are granted at an exercise price that is not less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of any option granted to a 10% stockholder will not be less than 110% of the fair

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

market value of the common stock on the date of grant, as determined by the Board of Directors. Options granted vest monthly over a five-year period with a one-year cliff and expire in ten years from the date of grant. In 2001, the Board of Directors granted 142,500 options at exercise prices ranging from $10.00 to $12.00 per share. In 2002 the Board of Directors granted 1,077,500 options at exercise prices ranging from $10.00 to $12.00 per share. In 2003, the Board of Directors granted 924,998 options at exercise prices ranging from $10.00 to $15.00 per share.

The following table summarizes the stock options outstanding and exercisable under the Company’s option plans as of November 30, 2002 and 2003:

	Number of Options at November 30, 2002		Number of Options at November 30, 2003
	Outstanding	Exercisable	Outstanding	Exercisable
1993 Stock Option Plan	929,629	929,629	904,109	904,109
1997 Stock Option Plan	1,885,681	1,326,554	1,920,265	1,361,197
Executive Stock Option Plan	5,030,493	3,178,435	5,857,424	3,960,748

	7,845,803	5,434,618	8,681,798	6,226,054

A summary of the activity under the Company’s stock option plans is set forth below:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balances, November 30, 2000	7,950,830	7,078,625	$5.43
Options granted	(454,660)	464,660	11.55
Options exercised	—	(268,615)	2.84
Options cancelled	356,557	(350,361)	5.81
Options repurchased	—	(292,590)	2.10

Balances, November 30, 2001	7,852,727	6,631,719	6.09
Options granted	(1,357,548)	1,397,548)	10.05
Options exercised	—	(34,042)	2.93
Options cancelled	105,307	(120,790)	6.33
Options repurchased	—	(28,632)	2.00

Balances, November 30, 2002	6,600,486	7,845,803	6.82
Options granted	(1,194,623)	1,194,623	12.35
Options exercised	—	(37,042)	4.86
Options cancelled	298,779	(321,586)	7.14
Replacement of 1993, 1997 and Executive Stock Option Plans	(5,704,642)	—	—
Adoption of 2003 Stock Incentive Plan	5,429,963	—	—

Balances, November 30, 2003	5,429,963	8,681,798	$7.57

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

The options outstanding and exercisable at November 30, 2003 are as follows:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$3.00	849,109	2.67	$3.00	849,109	$3.00
$3.50	55,000	3.84	$3.50	55,000	$3.50
$4.50	2,929,995	5.59	$4.50	2,865,745	$4.50
$7.00	51,500	6.15	$7.00	40,241	$7.00
$9.00	1,974,498	6.44	$9.00	1,705,358	$9.00
$10.00	1,348,848	8.30	$10.00	454,407	$10.00
$12.00	1,276,950	9.08	$12.00	256,194	$12.00
$13.00	59,000	9.87	$13.00	—	$13.00
$15.00	141,498	9.94	$15.00	—	$15.00

$3.00-$15.00	8,681,798	6.52	$7.57	6,226,054	$6.25

At November 30, 2001 and 2002, options to purchase 4,652,872 and 5,434,618 shares, respectively, were exercisable and the weighted average price for each exercisable option was $5.46 and $5.76, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions, together with the minimum value method as prescribed by SFAS No. 123, are used to estimate the fair value of stock option grants in 2001, 2002 and 2003:

	Fiscal Years Ended November 30,
	2001	2002	2003
Expected life (years)	5	5	5
Risk-free interest rate	4.7%	4.5%	3.4%
Dividend yield	0%	0%	0%

As the determination of fair value of all options granted after November 25, 2003 (the date the Company became a public company) will include an expected volatility factor in addition to the factors described in the preceding table, the pro forma net income (see Note 2) may not be representative of future periods.

The weighted-average per share grant date fair value of options granted during the years ended November 30, 2001, 2002 and 2003 was $2.42, $2.10, and $1.91, respectively.

Stock-based compensation

The Company applies APB No. 25 accounting to its stock-based compensation plans.

In connection with certain stock option grants to employees during the years ended November 30, 2001, 2002 and 2003, the Company recognized approximately $0, $35 and $0, respectively, of unearned stock-based

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

compensation for the excess of the deemed fair value of shares of common stock subject to such options over the exercise price of these options at the date of grant. Such amounts are included as a reduction of stockholders’ equity and are being amortized on a straight-line basis over the vesting period, generally five years. The Company recorded amortization expense of unearned stock-based compensation of $565, $561 and $551 during the years ended November 30, 2001, 2002 and 2003, respectively.

During the year ended November 30, 2001, the Company granted 10,000 options at an exercise price of $12.00 per share to employees of MiTAC International Corporation, which were immediately vested and exercisable. The Company measured the fair value of the options using the Black-Scholes options pricing model assuming a dividend yield of 0%, volatility of 75%, expected option term of 10 years and a risk free interest rate of 4.74%. Accordingly, the Company recorded stock-based compensation expense of approximately $28 for the year ended November 30, 2001.

2003 Employee Stock Purchase Plan

The Company’s 2003 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single accumulation period is 1,250. The plan was approved by the Company’s stockholders and approved by its board of directors in 2003. A total of 500,000 shares of common stock have been reserved for issuance under the 2003 Employee Stock Purchase Plan.

The 2003 Employee Stock Purchase Plan will be implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, beginning in October and April each year. Each offering period will consist of four accumulation periods of up to six months each. During each accumulation period, payroll deductions will accumulate, without interest. On the last trading day of each accumulation period, accumulated payroll deductions will be used to purchase common stock. The initial offering period began on November 25, 2003 and ends on September 30, 2005. The initial accumulation period began on November 25, 2003 and ends on March 31, 2004.

The purchase price will equal 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. If the fair market value of the Company’s stock at the start of an offering period is higher than the fair market value at the start of a subsequent offering period, then the first offering period will automatically terminate and participants will be automatically re-enrolled in the new offering period.

The board of directors may amend, suspend or terminate the plan at any time. However, certain amendments may require stockholder approval. Unless earlier terminated, the 2003 Employee Stock Purchase Plan will terminate on September 1, 2013.

Stock option repurchase

On August 31, 2001, the Company repurchased 292,591 stock options at a per share price that equaled $10.00 less the original exercise price. The Company recognized compensation expense of $2,312, of which $114 was charged to cost of revenue and $2,198 to selling, general and administrative expenses.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

NOTE 13—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Fiscal Years Ended November 30,
	2001	2002	2003
Net income	$25,797	$28,032	$29,996

Weighted average common shares—basic	21,918,742	22,060,578	22,091,067
Effect of dilutive securities:
Stock options	2,473,129	2,189,950	2,464,245

Weighted average common shares—diluted	24,391,871	24,250,528	24,555,312

Net income per common share—basic	$1.18	$1.27	$1.36

Net income per common share—diluted	$1.06	$1.16	$1.22

Options to purchase 366,048, 369,460, and 1,482,855 shares of common stock as at November 30, 2001, 2002 and 2003, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 14—RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $236,000, $142,000 and $214,000 during the years ended November 30, 2001, 2002 and 2003, respectively. Sales to MiTAC International Corporation and its affiliates during the years ended November 30, 2001, 2002 and 2003, were approximately $4,706, $2,364 and $993, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

In January 1998, the Company’s Chief Executive Officer (“CEO”) issued a secured full recourse promissory note to the Company pursuant to which he could borrow up to $1,000. Interest was calculated based on the unpaid principal from the date of each borrowing at an annual rate of the then prevailing LIBOR rate plus 1.75% at the beginning of each calendar year with the accrued interest being payable on the last business day of the calendar year. The note was due on or before January 29, 2003 and was secured by a deed of trust on real property owned by the CEO. In August 2002, the entire amount of the note was paid off. In December 2001, the CEO borrowed an additional $1,100 from the Company pursuant to a secured full recourse promissory note. The note was due on or before December 28, 2031 and bore interest at 7.00%, payable on the last day of the calendar year. The note was secured by the same deed of trust on real property which served as collateral for the 1998 promissory note. In December 2002, the entire amount of the note was paid off.

In January 2002, another officer of the Company borrowed $200 from the Company pursuant to a secured full recourse promissory note. The note was evidenced by a secured promissory note with interest at the rate of 7.00% per annum, payable on the last day of each calendar month. The note was due on or before January 25, 2017. The note was collateralized by a deed of trust on real property owned by the officer. As of November 30, 2002, $200 was outstanding under the note. In August 2003, the entire amount of the note was paid off.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

In October 2001, the Company established a brokerage account in Taiwan and deposited $2,000 in the account, for the purpose of acquiring shares of MiTAC International Corporation and its affiliates. As of November 30, 2001, the fair value of the common stock acquired was approximately $211. In 2002, the brokerage account was liquidated.

In October 2001, as a new investment option for the deferred compensation plan, the Company established another brokerage account in Taiwan. The purpose of the account is to hold shares of MiTAC International Corporation and its affiliates. Between February and August 2002, the Company deposited a total of $1,500 in the account. As of November 30, 2002 and 2003, the fair market value of the common stock acquired was approximately $1,224 and $2,109, respectively.

Severance Agreement

The Company reached an agreement regarding severance arrangements with a former officer. The agreement calls for cash payments of $1,389 and the acceleration of vesting and extension of the exercise period of certain options previously issued to him, resulting in a non-cash charge of approximately $636. The expense related to the cash payments and option acceleration, net of tax, was $1,483. The expense was incurred in the quarter ended November 30, 2003.

NOTE 15—SEGMENT INFORMATION:

Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has identified the following two reportable business segments:

The Distribution segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, retailers and direct resellers.

The Contract Assembly segment provides electronics assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

Summarized financial information related to the Company’s reportable business segments as at November 30, 2001, 2002 and 2003, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Fiscal Year ended November 30, 2001:
Revenue	$2,464,386	$760,004	$3,224,390
Income from operations	31,977	25,912	57,889
Total assets	498,404	66,630	565,034
Fiscal Year ended November 30, 2002:
Revenue	$3,394,727	$373,155	$3,767,882
Income from operations	43,087	7,395	50,482
Total assets	585,424	43,651	629,075
Fiscal Year ended November 30, 2003:
Revenue	$3,895,739	$230,501	$4,126,240
Income from operations	52,735	5,131	57,866
Total assets	693,170	96,758	789,928

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

Summarized financial information related to the geographic areas in which the Company operated at November 30, 2001, 2002 and 2003 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Fiscal Year ended November 30, 2001:
Revenue	$2,913,200	$317,587	$(6,397)	$3,224,390
Net income	23,680	2,233	(116)	25,797
Total long-lived assets	27,760	14,868	—	42,628
Fiscal Year ended November 30, 2002:
Revenue	$3,481,367	$291,408	$(4,893)	$3,767,882
Net income	27,693	665	(326)	28,032
Total long-lived assets	34,042	22,323	—	56,365
Fiscal Year ended November 30, 2003:
Revenue	$3,758,385	$375,747	$(7,892)	$4,126,240
Net income	29,169	1,307	(480)	29,996
Total long-lived assets	27,808	19,712	—	47,520

NOTE 16—RISK AND UNCERTAINTIES:

The Company operates in a highly competitive industry and is subject to various risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to differ materially from expectations include, but are not limited to, dependence on few customers, competition, new products and services, dependence upon key personnel, industry conditions, foreign currency fluctuations, and aspects of its strategic relationship with MiTAC International Corporation.

NOTE 17—COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under operating lease agreements, which expire in various periods through 2013. Future minimum rental obligations under noncancelable lease agreements as of November 30, 2003 were as follows:

Fiscal Years Ending November 30,
2004	$7,320
2005	6,145
2006	5,777
2007	4,991
2008	2,877
Thereafter	8,235

Total minimum lease payments	$35,345

Rent expense for the years ended November 30, 2001, 2002 and 2003 amounted to $8,303, $10,567, and $9,643, respectively.

The Company was contingently liable at November 30, 2003, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6. Losses, if any, would be the difference

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for share and per share amounts)

between repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2003 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

The Company experienced theft as a result of break-ins at three of its warehouses in which approximately $9,400 of inventory was stolen. The November 30, 2003 consolidated balance sheet includes a receivable for the claim from the insurance company less the deductible portion and amounts already collected. Substantially the entire amount of the receivable from the insurance company was subsequently collected in January 2004.

The Company is involved in certain ongoing litigation in the normal course of operations. The Company believes that the outcome of the litigation will not have a material adverse effect on its financial position, cash flows, or results of operations.

NOTE 18—SUBSEQUENT EVENTS:

The Company completed its initial public offering (“IPO”), on December 1, 2003. In the IPO, the Company sold an aggregate of 3,577,500 shares of its common stock. In January 2004, the underwriters of the Company’s IPO exercised their over-allotment option and purchased an additional 161,185 shares of common stock from the Company. Net proceeds from the IPO and the exercise of the over-allotment option aggregated approximately $48,825.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2003. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Fiscal 2002 Three Months Ended				Fiscal 2003 Three Months Ended
	Feb. 28, 2002	May 31, 2002	Aug. 31, 2002	Nov. 30, 2002	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Nov. 30, 2003
Statement of Operations Date:
Revenue	$817,756	$867,475	$1,009,145	$1,073,506	$892,924	$945,104	$1,035,265	$1,252,947
Cost of revenue	(778,719)	(825,350)	(964,350)	(1,025,563)	(850,936)	(902,261)	(988,249)	(1,197,078)

Gross profit	39,037	42,125	44,795	47,943	41,988	42,843	47,016	55,869
Selling, general and administrative expenses	(26,690)	(29,690)	(32,258)	(34,780)	(29,894)	(29,689)	(32,385)	(37,882)

Income from operations	12,347	12,435	12,537	13,163	12,094	13,154	14,631	17,987
Interest expense, net	(470)	(290)	(309)	(353)	(589)	(496)	(352)	(524)
Other income (expense), net	(1,751)	(785)	(811)	(860)	(1,268)	(1,703)	(1,930)	(3,870)

Income before income taxes and minority interest	10,126	11,360	11,417	11,950	10,237	10,955	12,349	13,593
Provision for income taxes	(3,902)	(4,431)	(4,402)	(4,102)	(3,493)	(3,950)	(4,833)	(5,084)
Minority interest in subsidiaries	7	(22)	191	(160)	(43)	15	134	116

Net income	$6,231	$6,907	$7,206	$7,688	$6,701	$7,020	$7,650	$8,625

Other Data:
Distribution revenue	$722,417	$745,030	$916,969	$1,010,311	$850,440	$902,472	$983,381	1,159,446

Contract assembly revenue	95,339	122,445	92,176	63,195	42,484	42,632	51,884	93,501

Depreciation expense	1,180	1,136	1,298	1,421	1,189	1,118	1,012	900

Amortization of intangible assets	599	631	756	755	762	761	430	689

Our quarterly results of operations have varied in the past and are likely to do so again in the future. Factors affecting individual quarters can include overall demand in IT spending, competitive pressures in the IT distribution channel, acquisitions or divestitures by us, changes in our costs or operating expenses, restructuring and other related charges, miscellaneous gains and losses and changes in interest rates and foreign currencies. As such, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. Our fourth quarter 2003 results include two amounts that are not expected to be recurring in future periods, as follows:

Selling, general and administrative expense for the three months ended November 30, 2003 includes a charge of $2.0 million related to the departure of a former executive.

Other income (expense), net, for the three months ended November 30, 2003 reflects foreign currency losses of $4.3 million, primarily the result of forward currency contracts not purchased within normal Company policy. A portion of the foreign currency loss expensed in the three months ended November 30, 2003, with an effect on net income of $1.0 million, was related to the nine months ended August 31, 2003.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended November 30, 2003, 2002 and 2001

(in thousands)

Report of Independent Auditors

on Financial Statement Schedule

To the Board of Directors and Stockholders

of SYNNEX Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 30, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 30, 2004

Description	Balance at Beginning of Year	Additions from Acquisitions	Additions Charged to Revenues and Costs and Expense	Write-offs and Deductions	Balance at End of Year
2001
Allowance for doubtful trade receivables	8,056	3,781	4,820	(8,696)	7,961
Allowance for vendor receivables	2,321	—	31	324	2,676
Allowance for sales returns	4,609	—	42,955	(41,021)	6,543
Allowance for inventory reserve	7,165	2,712	1,360	(2,970)	8,267
Allowance for deferred tax assets	—	6,619	—	—	6,619

2002
Allowance for doubtful trade receivables	7,961	1,220	6,189	(7,055)	8,315
Allowance for vendor receivables	2,676	—	89	(61)	2,704
Allowance for sales returns	6,543	—	37,326	(40,112)	3,757
Allowance for inventory reserve	8,267	788	1,726	(3,362)	7,419
Allowance for deferred tax assets	6,619	—	—	(979)	5,640

2003
Allowance for doubtful trade receivables	8,315	(963)	6,644	(4,199)	9,797
Allowance for vendor receivables	2,704	—	1,388	(64)	4,028
Allowance for sales returns	3,757	—	37,251	(35,482)	5,526
Allowance for inventory reserve	7,419	(787)	3,649	(4,096)	6,185
Allowance for deferred tax assets	5,640	—	2,578	—	8,218

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on March 25, 2004 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Directors’ Compensation,” “Executive Compensation,” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,681,798	$7.57	5,429,963	(1)(2)

(1)	Includes the number of shares reserved for issuance under our 2003 Stock Incentive Plan. The number of shares authorized for issuance under our 2003 Stock Incentive Plan shall not exceed the sum of (1) the number of shares subject to outstanding options granted under our 1997 Stock Option Plan/Stock Issuance Plan, our Special Executive Stock Option/Stock Issuance Plan and our 1993 Stock Option Plan outstanding as of the closing of this offering, to the extent those options expire, terminate or are cancelled for any reason prior to being exercised, plus (2) 5,506,649 shares of common stock; provided, however, that the number of authorized shares under our 2003 Stock Incentive Plan shall not exceed 14,111,761 shares of common stock.
(2)	Includes 500,000 shares available for sale pursuant to our 2003 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 14.	Evaluation of Disclosure Controls and Procedures

(a) We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 or (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Report on Form 10-K was being prepared.

(b) Changes in internal control over financial reporting. During fiscal 2003, certain foreign currency forward exchange transactions were not processed in compliance within our stated process. As a result, we incurred non-operating losses as described in the Management’s Discussion and Analysis. We have taken corrective measures to ensure that future transactions are processed in compliance with our controls. Apart from this matter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f)) under the Exchange Act) identified in connection with the evaluation described in Item 14(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(2)	Financial Statement Schedule

See Index under Item 8.

(3)	Exhibits

See Item 15(c) below. Each compensatory plan required to be filed has been identified.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended November 30, 2003.

(c) Exhibits.

Exhibit Number	Description of Document
3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Amended and Restated Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	Amendment No. 1 dated June 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document
10.7	Standard Industrial Lease, dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	HP U.S. Business Development Partner Agreement, dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.13	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see page 81 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(d) Financial Statement Schedules.

See Index Under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2004

SYNNEX CORPORATION

By:	/s/ ROBERT HUANG

Robert Huang
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Huang and Dennis Polk, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT HUANG Robert Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2004

/s/ DENNIS POLK Dennis Polk	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 17, 2004

/s/ MATTHEW MIAU Matthew Miau	Chairman of the Board	February 17, 2004

/s/ FRED BREIDENBACH Fred Breidenbach	Director	February 17, 2004

/s/ DAVID RYNNE David Rynne	Director	February 17, 2004

/s/ YOUNG SOHN Young Sohn	Director	February 17, 2004

/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	February 17, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii)2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Amended and Restated Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	Amendment No. 1 dated June 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Standard Industrial Lease, dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	HP U.S. Business Development Partner Agreement, dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number		Description of Document
10.12		Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.13		Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1		Power of Attorney (see page 81 of this Form 10-K).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.