Form 10-Q
period 2004-02-29
SYNNEX CORP
filed 2004-04-13
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-31892

SYNNEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2703333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44201 Nobel Drive Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

(510) 656-3333

(Registrant’s telephone number, including area code)

3797 Spinnaker Court

Fremont, California

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 2, 2004
Common Stock, $0.001 par value	26,521,457

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	February 29, 2004	November 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,544	$22,079
Restricted cash	4,290	4,306
Short-term investments	4,477	3,832
Accounts receivable, net	295,634	263,944
Receivable from vendors, net	54,943	54,209
Receivable from affiliates	1,539	667
Inventories	385,529	360,686
Deferred income taxes	15,259	15,902
Other current assets	10,938	16,783

Total current assets	792,153	742,408
Property and equipment, net	24,045	23,938
Intangible assets	18,687	19,357
Deferred income taxes	695	708
Other assets	1,955	3,517

Total assets	$837,535	$789,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$46,897	$69,464
Payable to affiliates	73,779	54,986
Accounts payable	338,498	343,071
Accrued liabilities	46,303	53,279
Income taxes payable	6,465	4,211

Total current liabilities	511,942	525,011
Long-term borrowings	7,650	8,134
Long-term liabilities	1,130	1,123
Deferred income taxes	258	260

Total liabilities	520,980	534,528

Minority interest in subsidiaries	2,454	2,586

Commitments and contingencies (Note 10)	—	—

Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,366,300 and 22,118,483 shares issued and outstanding	26	22
Additional paid-in capital	132,294	80,067
Unearned stock-based compensation	(65)	(202)
Accumulated other comprehensive income	6,639	7,373
Retained earnings	175,207	165,554

Total stockholders’ equity	314,101	252,814

Total liabilities and stockholders’ equity	$837,535	$789,928

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenue	$1,222,151	$892,924
Cost of revenue	(1,169,189)	(850,936)

Gross profit	52,962	41,988
Selling, general and administrative expenses	(35,356)	(29,894)

Income from operations	17,606	12,094
Interest expense, net	(525)	(589)
Other income (expense), net	(2,085)	(1,268)

Income before income taxes and minority interest	14,996	10,237
Provision for income taxes	(5,471)	(3,493)
Minority interest in subsidiaries	128	(43)

Net income	$9,653	$6,701

Net income per common share — basic	$0.37	$0.30

Net income per common share — diluted	$0.33	$0.27

Weighted average common shares outstanding — basic	25,952,784	22,084,795

Weighted average common shares outstanding — diluted	29,505,628	24,637,184

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$9,653	$6,701

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	927	1,191
Amortization of intangible assets	687	762
Amortization of unearned stock-based compensation	137	138
Unrealized (gains) losses on trading securities	(571)	430
Minority interest in subsidiaries	(128)	43
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(33,246)	(11,158)
Receivable from vendors	(744)	(3,729)
Receivable from affiliates	(872)	1,180
Inventories	(25,793)	1,125
Other assets	8,114	(5,896)
Payable to affiliates	18,704	1,728
Accounts payable	(6,723)	6,344
Accrued liabilities	(4,727)	(1,317)

Net cash used in operating activities	(34,582)	(2,458)
Cash flows from investing activities:
Purchases of short-term investments	—	(2,350)
Proceeds from sale of short-term investments	—	885
Acquisition of businesses	(272)	(500)
Purchase of property and equipment, net	(1,047)	(465)
Decrease (increase) in restricted cash	22	(1,000)

Net cash used in investing activities	(1,297)	(3,430)
Cash flows from financing activities:
Cash overdraft	3,471	14,322
Proceeds from revolving line of credit	28,100	16,500
Payments on revolving line of credit	(33,100)	(16,500)
Proceeds from bank loan	223,317	170,864
Repayment of bank loan	(241,513)	(167,570)
Net proceeds (payments) under other lines of credit	1,228	(2,063)
Proceeds from issuance of bonds	—	1,680
Payments of bonds	(374)	—
Net proceeds from issuance of common stock	52,254	31

Net cash provided by financing activities	33,383	17,264

Effect of exchange rate changes on cash and cash equivalents	(39)	325

Net increase (decrease) in cash and cash equivalents	(2,535)	11,701
Cash and cash equivalents at beginning of period	22,079	15,503

Cash and cash equivalents at end of period	$19,544	$27,204

Supplemental disclosures of cash flow information:
Interest paid	$958	$670

Income taxes paid	$2,563	$424

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003
Net income	$9,653	$6,701
Other comprehensive loss:
Changes in unrealized gains (losses) on available-for-sale securities	74	(7)
Foreign currency translation adjustment	(808)	1,934

Total comprehensive income	$8,919	$8,628

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is an information technology products supply chain services company. The Company’s supply chain outsourcing services include distribution, contract assembly and logistics. SYNNEX is headquartered in Fremont, California and has operations in North and Latin America, Asia and Europe.

The accompanying interim unaudited condensed consolidated financial statements as of February 29, 2004 and February 28, 2003 and for the three months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2003 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

The results of operations for the three months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004 or any future period and the Company makes no representations related thereto.

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

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At February 29, 2004, MiTAC International Corporation and its affiliates had a combined ownership of approximately 75% in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

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

Restricted cash

The Company provides letter of credit to vendors on behalf of its subsidiaries in Asia and Latin America. The Company is required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2003 and February 29, 2004, the Company had restricted cash balances of $4,306 and $4,290, respectively.

Investments

Short-term investments include equity instruments that are expected to be sold during the normal operating cycle of the business (within twelve months). The Company classifies its investments in marketable securities as trading and available-for-sale. Securities classified as trading are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in other comprehensive income, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other than temporary, if any, are recorded in operations as incurred.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 29, 2004, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers in the technology industry. The Company believes that the concentration of credit risk on its accounts receivable is substantially mitigated by the Company’s evaluation process and relatively short collection terms. The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. Through February 29, 2004, such losses have been within management’s expectations.

In the three months ended February 28, 2003 and February 29, 2004 sales to no single customer exceeded 10% or more of the Company’s total revenues. At November 30, 2003 and February 29, 2004, one customer comprised 13% and 11% of the total consolidated account receivable balances, respectively.

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

Original Equipment Manufacturer (“OEM”) supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. Once the program is implemented, the expected benefit of the program based on the estimated volume is recorded as a receivable from vendors with a corresponding reduction in the cost of inventories. As the inventories are sold, the benefit is earned and reflected as a reduction in the cost of sales. Concurrently, the vendor receivable is collected, generally through reductions authorized by the vendor to accounts payable. The Company monitors the balances of vendor receivables on a quarterly basis and adjusts the allowance for differences between expected and actual volume sales. For price protection programs, the Company records a reduction in the payable to the vendor and a reduction in the related

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

inventory. Funds received for specific marketing and infrastructure reimbursements are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

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

Income taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided against assets that are not likely to be realized.

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

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies, with the exception of the Company’s UK operation, which records its transactions in U.S. dollars. The financial statements of the

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the quarter. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.”

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

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Three Months Ended
	February 29, 2004	February 28, 2003
Net income—as reported	$9,653	$6,701
Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	137	138
Less: Stock-based employee compensation expense determined under fair value based method	(777)	(679)

Net income—as adjusted	$9,013	$6,160

Net earnings per share—basic:
As reported	$0.37	$0.30
Pro forma	$0.35	$0.28

Net earnings per share—diluted:
As reported	$0.33	$0.27
Pro forma	$0.31	$0.25

Shares used in computing net income per share—basic
As reported	25,952,784	22,084,795
Pro forma	25,952,784	22,084,795

Shares used in computing net income per share—diluted
As reported	29,505,628	24,637,184
Pro forma	29,103,622	24,194,923

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries and unrealized gains and losses on the Company’s available-for-sale securities.

Recently issued accounting pronouncements

During December 2003, the SEC released Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”. SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of staff accounting bulletin “Revenue Recognition” in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principle revisions relate to the deletion of interpretive material that is no longer necessary because of private sector development in U.S. generally accepted accounting principles. The revenue recognition principles of SAB No. 101, however, remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The Company’s adoption of SAB No. 104 did not have any effect on its financial position or results of operations.

NOTE 3 – BALANCE SHEET COMPONENTS:

Inventories:

	February 29, 2004	November 30, 2003
Components	$54,273	$29,772
Finished goods	331,256	330,914

	$385,529	$360,686

Intangible assets:

	February 29, 2004			November 30, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$22,482	$(11,040)	$11,442	$22,482	$(10,539)	$11,943
Customer lists	5,490	(1,509)	3,981	5,490	(1,340)	4,150
Other intangible assets	3,872	(608)	3,264	3,855	(591)	3,264

	$31,844	$(13,157)	$18,687	$31,827	$(12,470)	$19,357

Amortization expense was $762 and $687 for the three months ended February 28, 2003 and February 29, 2004, respectively. Intangible assets are being amortized over estimated useful lives of eight years.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

NOTE 4 - ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “Arrangement”) through a consolidated wholly-owned subsidiary to sell up to $210,000 of U.S. trade accounts receivables (the “Receivables”) to a financial institution. In connection with the Arrangement, the Company sells its Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the Receivables to the financial institution without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.90%. A separate fee based on the unused portion of the facility, at 0.375% per annum, is also charged by the financial institution. To the extent that cash was received in exchange, the amount of Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. The amount of Receivables sold to the financial institution and not yet collected from customers at November 30, 2003 and February 29, 2004 was $210,000 and $153,700, respectively. The wholly owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold Receivables at November 30, 2003 and February 29, 2004 of $138,385 and $174,806, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the Receivables totaled approximately $194,000 and $213,750 in the three months ended February 28, 2003 and February 29, 2004, respectively. The gross payments to the financial institution under the Arrangement totaled approximately $258,000 and $270,050 in the three months ended February 28, 2003 and February 29, 2004, respectively, which arose from the subsequent collection of Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the Receivables on behalf of the financial institution, for which it receives a service fee from the financial institution, and remits collections to the financial institution. The Company estimates that the service fee it receives approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institution totaled $611 and $807 for the three months ended February 28, 2003 and February 29, 2004, respectively, and were recorded within “Other income (expense), net”.

Under the Arrangement, as amended, the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2003 and February 29, 2004.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 10, “Commitments and Contingencies” for additional information. Approximately $229,664 and $248,086 of the Company’s net sales were financed under these programs in the three months ended February 28, 2003 and February 29, 2004, respectively. Approximately $35,482 and $39,655 of accounts receivable at November 30, 2003 and February 29, 2004, respectively, were subject to flooring agreements. Flooring fees were

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

approximately $320 and $760 in the three months ended February 28, 2003 and February 29, 2004, respectively, and are included within “Other income (expense), net”.

NOTE 5 – BORROWINGS:

Borrowings consist of the following:

	February 29, 2004	November 30, 2003
SYNNEX Corporation line of credit	—	5,000
SYNNEX Canada revolving loan	20,932	39,768
SYNNEX Japan line of credit	15,601	10,948
SYNNEX Japan term loan	9,177	9,123
SYNNEX Japan mortgage	1,101	1,168
SYNNEX Japan bonds	5,139	5,474
SYNNEX UK line of credit	—	3,443
SYNNEX China mortgage	2,597	2,674

	54,547	77,598
Less: Current portion	(46,897)	(69,464)

Non current portion	$7,650	$8,134

NOTE 6 - STOCKHOLDERS’ EQUITY:

Initial Public Offering

The Company completed its initial public offering (“IPO”) on December 1, 2003 and sold an aggregate of 3,577,500 shares of its common stock. In January 2004, the underwriters of the Company’s IPO exercised a portion of their over-allotment option and purchased an additional 161,185 shares of common stock from the Company. Net proceeds from the IPO and the exercise of the over-allotment option aggregated approximately $48,825.

Stock Options

During the quarter ended February 29, 2004, 18,000 stock options were granted and at February 29, 2004 options to purchase 8,133,863 shares of common stock were outstanding.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions, together with the minimum value method as prescribed by SFAS No. 123, are used to estimate the fair value of stock option grants in the three months ended February 29, 2004:

Expected life (years)	5
Risk-free interest rate	3.1%
Expected volatility	65%
Dividend yield	0%

The weighted-average per share grant date fair value of options granted during the quarter ended February 29, 2004 was $9.29. There were no options granted during the quarter ended February 28, 2003.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

NOTE 7 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Three Months Ended
	February 29, 2004	February 28, 2003
Net income	$9,653	$6,701

Weighted average common shares—basic	25,952,784	22,084,795
Effect of dilutive securities:
Stock options	3,552,844	2,552,390

Weighted average common shares—diluted	29,505,628	24,637,185

Net income per common share—basic	$0.37	$0.30

Net income per common share—diluted	$0.33	$0.27

Options to purchase 8,000 shares of common stock as of February 29, 2004 have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. There were no anti-dilutive shares as of February 28, 2003.

NOTE 8 - RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $30,622 and $120,679 during the three months ended February 28, 2003 and February 29, 2004, respectively. Sales to MiTAC International Corporation and its affiliates during the three months ended February 28, 2003 and February 29, 2004 were approximately $705 and $140, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

In October 2001, as a new investment option for the Company’s deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account is to hold shares of MiTAC International Corporation and its affiliates. Between February and August 2002, the Company deposited a total of $1,500 in the account. As of November 30, 2003 and February 29, 2004, the fair market value of the common stock acquired was approximately $2,109 and $2,495, respectively.

NOTE 9 - SEGMENT INFORMATION:

Segments were determined based on products and services provided by each segment. The Company has identified the following two reportable business segments:

The Distribution segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, retailers and direct resellers.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 29, 2004 and February 28, 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

The Contract Assembly segment provides electronics assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

Summarized financial information related to the Company’s reportable business segments as at February 28, 2003 and February 29, 2004, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three months ended February 28, 2003:
Revenue	$850,440	$42,484	$892,924
Income from operations	12,243	(149)	12,094
Total assets	617,423	46,917	664,340

Three months ended February 29, 2004:
Revenue	$1,104,947	$117,204	$1,222,151
Income from operations	14,647	2,959	17,606
Total assets	676,194	161,341	837,535

Summarized financial information related to the geographic areas in which the Company operated at February 28, 2003 and February 29, 2004 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three months ended February 28, 2003:
Revenue	$793,951	$100,842	$(1,869)	$892,924
Net income	6,328	493	(120)	6,701
Total long-lived assets	32,158	21,584	—	53,742

Three months ended February 29, 2004:
Revenue	$1,112,137	$114,548	$(4,534)	$1,222,151
Net income	9,676	155	(178)	9,653
Total long-lived assets	25,782	19,600	—	45,382

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at February 29, 2004, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 4. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through February 29, 2004 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

NOTE 11 – SUBSEQUENT EVENTS:

On March 1, 2004, the Company acquired all of the common stock of BSA Sales, Inc. (“BSA”), a privately held company, for approximately $4,500. The Company paid $1,600 on March 1, 2004 and will pay approximately $900 upon final determination of BSA’s Net Book Value (as defined). An additional $2,000 can be earned by BSA’s selling stockholders by meeting certain performance objectives through March 1, 2005.

BSA provides business development, outsourced sales and other marketing services to technology product vendors of systems, software and communications equipment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows”, “can”, “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to the value we provide to our OEM suppliers and reseller customers, the demand for our contract assembly services, revenue, gross margin, selling, general and administrative expenses, fluctuations in future operating results and future expenses, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, critical accounting policy effects, industry trends, use of our working capital, plans for future products and services and for enhancements of existing products and services, the adequacy of our facilities, the outcome of litigation, expectations regarding dividends, our competitive position, our ability to attract customers, expansion of our operations, impact of new rules and regulations affecting public companies, statements regarding our securitization program and sources of revenue and anticipated revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under “Factors That May Affect Our Operating Results”, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry and fluctuations in general economic conditions. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics and contract assembly.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2003 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the quarter ended February 29, 2004, our three largest OEM suppliers, HP, IBM and Intel, accounted for approximately 47% of our revenue.

Because we offer distribution, contract assembly and complementary supply chain services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in Asia, Europe, and North and Latin America.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three-month period ended February 29, 2004 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2003. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenue	100.00%	100.00%
Cost of revenue	(95.67)	(95.30)

Gross margin	4.33	4.70
Selling, general and administrative expenses	(2.89)	(3.35)

Income from operations	1.44	1.35
Interest expense, net	(0.04)	(0.06)
Other income (expense), net	(0.17)	(0.14)

Income from operations before income taxes and minority interest	1.23	1.15
Provision for income taxes	(0.45)	(0.39)
Minority interest in subsidiaries	0.01	(0.01)

Net income	0.79%	0.75%

Three Months Ended February 29, 2004 and February 28, 2003

Revenue

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003	% Change
	(in thousands)	(in thousands)
Revenue	$1,222,151	$892,924	36.9%

On a segmented basis, our distribution revenue increased 29.9% to $1.10 billion in the three months ended February 29, 2004 from $850.4 million in the prior year, and our contract assembly revenue increased 175.9% to $117.2 million in the three months ended February 29, 2004 from $42.5 million in the prior year. The increase in distribution revenue was primarily attributable to market share increases and continued improvement in the demand for products through the IT distribution channel in North America. Our market share increases were a result of our increased selling efforts and overall improved service offerings including inventory availability, financing and marketing. After several years of decline, overall demand for products in the IT distribution channel stabilized in the second half of 2003 and remained relatively stable through the first quarter of 2004. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved recently, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The increase in contract assembly revenue was the result of an increase in products we assemble for our primary OEM customer, Sun Microsystems. While we currently expect our assembly business revenue level to fluctuate in foreseeable quarters, we do not anticipate significant increases and decreases in revenues that we have experienced over the past years.

Gross Margin

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003	% Change
	(in thousands)	(in thousands)
Gross Profit	$52,962	$41,988	26.1%

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. The decrease in gross margin percentage was a result of lower margins in the distribution segment. Distribution gross margin percentage decreased primarily due to customer mix, as sales volumes to larger customers, which generally carry lower margins, increased. Contract assembly gross margin percentage decreased slightly but its impact on the overall gross margin percentage was insignificant. While we currently expect that our total gross margin percentage will be relatively stable from first quarter 2004 levels, our gross margins may decrease further in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEM’s.

Selling, General and Administrative Expenses

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$35,356	$29,894	18.3%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. While selling, general and administrative expenses increased in the first quarter of 2004 from the prior year, as a percentage of revenue, selling, general and administrative expenses declined in the quarter ended February 29, 2004 to 2.9% from 3.4% in the prior year. The increase was primarily the result of incremental expenses associated with our increased revenue in North America, including the hiring of additional sales personnel and an increase in deferred compensation expense. In addition, our general and administrative costs were impacted by incremental costs associated with being a public company, including compliance with the Sarbanes-Oxley Act of 2002. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $3.4 million for the three months ended February 29, 2004, compared to $2.9 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

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

Income from Operations

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003	% Change
	(in thousands)	(in thousands)
Income from operations	$17,606	$12,094	45.6%

Income from operations as a percentage of revenue of 1.4% for the three months ended February 29, 2004 improved slightly from the prior year as the decline in our gross margin percentage was slightly lower than the decline in our selling, general and administrative expenses, as a percentage of sales, primarily as a result of our ability to control costs.

On a segmented basis, our distribution operating income as a percentage of distribution revenue decreased to approximately 1.3% in the three months ended February 29, 2004 as compared to 1.4% in the prior year, and our contract assembly operating income as a percentage of contract assembly revenue was approximately 2.5% in the three months ended February 29, 2004 up from a loss of 0.4% in the prior year. The decrease in the distribution operating income percentage was primarily due to an increase in deferred compensation expense from income of $0.4 million to expense of $0.6 million, an operating loss of approximately $0.4 million from our operations in Mexico versus operating income of approximately $0.4 million for the same quarter of 2003 and incremental costs associated with being a public company. While the increase in deferred compensation expense had an effect on our operating income, there was no effect on net income as the increase in deferred compensation expense was offset by investment income, which is recorded in other income and expense. The operating loss in Mexico was primarily a result of a poor local economy and long customer payment cycles. We have focused more attention and resources in Mexico and are evaluating various alternatives to minimize future operating losses which have been generated by this entity over the past few quarters. The increase in contract assembly operating margin was primarily due to the sharp increase in revenues, which allowed for the absorption of fixed overhead and other administrative expenses.

Interest Expense, net

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003	% Change
	(in thousands)	(in thousands)
Interest expense, net	$525	$589	(10.9)%

Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments. Interest expense of $0.9 million in the three months ended February 29, 2004 increased slightly from $0.8 million in the prior year as a result of higher average borrowings outstanding. Conversely, interest income increased to $0.3 million in the first quarter of 2004 compared to $0.2 million in the first quarter of 2003 as a result of higher average cash and short term investments balances on hand and interest earned from customer receivables.

Other Income (Expense), net

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003	% Change
	(in thousands)	(in thousands)
Other Income (Expense), Net	$2,085	$1,268	64.4%

Amounts recorded in other income (expense), net include fees associated with third party accounts receivable flooring arrangements, fees associated with the sale of accounts receivable through our securitization facility, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. The increase in other income (expense), net was primarily due to in increase in revenue volumes resulting in higher fees associated with third party accounts receivable flooring arrangements, and fees associated with the sale of accounts receivable through our securitization facility. An increase in foreign exchange losses of approximately $1.0 million over the first quarter of 2003 was offset by a $1.0 million increase in investment gains related to deferred compensation.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 36.5% in the three months ended February 29, 2004 as compared with an effective tax rate of 34.1% in the prior year. The increase in our effective tax rate from the first quarter of 2003 versus the first quarter of 2004 was primarily a result of a higher percentage of total taxable income realized in the United States where our corporate tax rate is generally higher. The tax rate increase was also attributable to the loss in our Mexico operation, which did not result in an income tax benefit.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to others. Our subsidiaries in Japan and Mexico have minority stockholders. Minority interest benefit increased to $128,000 in the three months ended February 29, 2004 from an expense of $43,000 in the three months ended February 28, 2003 primarily due to losses at our Mexico subsidiary.

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs and the sale of our accounts receivable under our securitization program for our working capital needs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, bank credit lines, cash generated from operations and our initial public offering. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales, and for acquisitions.

We had positive net working capital of $217.4 and $280.2 million at November 30, 2003 and February 29, 2004, respectively. We believe that cash flows from operations, the proceeds from our initial public offering, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that this expansion would require an initial investment in personnel, facilities and operations, which may be more costly than similar investments in current operations. As a result of these investments, we may experience an increase in cost of sales and operating expenses that is disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by incurring additional debt or issuing additional capital stock.

Net cash used in operating activities was $34.6 million in the three months ended February 29, 2004. Cash used in operating activities in the three months ended February 29, 2004 was primarily attributable to net income of $9.7 million and depreciation and amortization of $1.6 million offset by the use of cash for working capital of $45.3 million. The cash used for working capital in the three months ended February 29, 2004 was primarily due to increases in accounts receivable and inventory, partially offset by an increase in payables to affiliates. The fluctuations in these working capital balances were primarily due to a net decrease of $56.3 million in sales of accounts receivable to General Electric Capital Corporation under our securitization program. Absent this decrease in sales of accounts receivable, our cash generated from working capital would have been $11.0 million and net cash provided by operating activities would have been $21.7 million. Working capital was also used to support our recent strategy to increase distribution inventory levels to support market share increases as well as to support the increase in contract assembly revenues.

Net cash used in investing activities was $1.3 million in the quarter ended February 29, 2004. The use of cash was primarily the result of capital expenditures of $1.0 million, mostly for computer equipment upgrades.

Net cash provided by financing activities was $33.4 million in the three months ended February 29, 2004 and was primarily related to proceeds from our initial public offering and stock option exercises of $52.3 million and cash overdraft of $3.5 million, offset by net debt payments of $22.3 million, primarily on our SYNNEX Canada revolving loan.

Capital Resources

Our cash and cash equivalents totaled $22.1 million and $19.5 million at November 30, 2003 and February 29, 2004, respectively.

Off Balance Sheet Arrangements

We have entered a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $210.0 million of U.S. trade accounts receivable to General Electric Capital Corporation, which expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivables to the financial institution. Sales of the accounts receivables to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to General Electric Capital Corporation are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.90% per annum. At November 30, 2003 and February 29, 2004, the amount of our accounts receivable sold to and held by General Electric Capital Corporation under this accounts receivable securitization program totaled $210.0 million and $153.7 million, respectively. The decrease in the first quarter of fiscal 2004 was due to payments to General Electric Capital Corporation from the proceeds of our initial public offering. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. As we have in prior periods, we expect we will increase this facility if our revenue levels continue to increase. Under the program, we continue to service the accounts receivable, and receive a service fee from General Electric Capital Corporation. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•	a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2003 of not less than the sum of (i) the minimum net worth required under the arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year;

•	a fixed charge ratio for each rolling period from and after the closing of the arrangement of not less than 1.75 to 1.00. The fixed charge ratio is the ratio of EBITDA for the rolling period ending on such date to “fixed charges” for such period. Fixed charges means, with respect to any of our fiscal periods the sum of (a) cash interest expense during such period, plus (b) regularly scheduled payments of principal on our debt (other than debt owing under the arrangement, as defined) paid during such period, plus (c) the aggregate amount of all capital expenditures made by us during such period other than capital expenditures related to the purchase of and improvements to the building occupied by our subsidiary in China in an amount not to exceed $8.5 million, plus (d) income tax expense during such period, plus (e) any dividend, return of capital or any other distribution in connection with our capital stock. Rolling period means as of the end of any or our fiscal quarters, the immediately preceding four fiscal quarters (including the fiscal quarter then ending); and

•	with respect to our wholly owned subsidiary, a net worth percentage of not less than 5.0%.

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

We have also issued guarantees to certain vendors of our subsidiaries for the total amount of $73.6 million as of November 30, 2003 and $70.4 million as of February 29, 2004.

We have also issued guarantees of C$25.0 million in relation to a revolving loan agreement between SYNNEX Canada and a financial institution and $15.0 million in relation to a revolving loan agreement between SYNNEX Mexico and a financial institution.

We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements

We have entered into a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 34% of eligible inventory valued at the lower of cost or market up to a maximum borrowing of $45.0 million, which was increased from $25.0 million in December 2003. Interest on borrowings under the Revolver is based on the prime rate plus 1.0% or LIBOR plus 2.0% at our option. The balance outstanding at November 30, 2003 was $5.0 million. There were no borrowings outstanding under the Revolver at February 29, 2004.

Upon our acquisition of SYNNEX Canada, we assumed a revolving loan agreement with a financial institution. At February 29, 2004 the credit limit was C$100.0 million and matures in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution plus 0.2% or at the BA rate plus 1.7% for Canadian Dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.7% for U.S. Dollar denominated loans. The balance outstanding at November 30, 2003 and February 29, 2004 was $39.8 and $20.9 million, respectively.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $64.2 and $64.8 million at November 30, 2003 and February 29, 2004, respectively. At November 30, 2003 and February 29, 2004, we had borrowings of $19.4 and $15.6 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $18.4 and $18.0 million at November 30, 2003 and February 29, 2004, respectively. The expiration dates of these facilities range from 2004 to 2011. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after February 29, 2004 are as follows (in thousands):

	Payments Due By Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Principal debt payments	$18,014	$10,364	$5,396	$1,273	$981
Non-cancelable operating leases	35,068	7,520	16,648	4,789	6,111

Total	$53,082	$17,884	$22,044	$6,062	$7,092

Recent Accounting Pronouncements

During December 2003, the SEC released Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”. SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of staff accounting bulletin “Revenue Recognition” in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principle revisions relate to the deletion of interpretive material that is no longer necessary because of private sector development in U.S. generally accepted accounting principles. The revenue recognition principles of SAB No. 101, however, remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The Company’s adoption of SAB No. 104 did not have any effect on its financial position or results of operations.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP and IBM products represented approximately 29% and 10%, respectively, of our total revenue in the quarter ended February 28, 2003. For the quarter ended February 29, 2004 sales of HP, IBM and INTEL products accounted for approximately 27%, 11% and 10%, respectively, of our total revenue. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

We extend credit to our reseller customers for a significant portion of our sales to them. Resellers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller customers will not pay for the products they purchase. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers as a result of an economic downturn, or a decrease in IT spending by end-users. If we are unable to collect payment for products we ship to our reseller customers or if our reseller customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize receivable-based financing, which could negatively impact our cash flow and liquidity position.

We experienced theft of product from our warehouses. Future thefts could harm our operating results.

Although from time to time we have experienced incidents of theft at various facilities, in fiscal 2003 we experienced theft as a result of break-ins at three of our warehouses in which approximately $0.4 million and

$9.0 million of inventory was stolen in the quarters ended February 28, 2003 and May 31, 2003 respectively; for a total of $9.4 million. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses, which occurred between February and May 2003, were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States. As a result of the loss, we reduced our inventory value by $9.4 million, and recorded estimated proceeds, net of deductibles as a receivable from our insurance company, included within “other current assets” on our balance sheet as of November 30, 2003. In January 2004 we received a final settlement from our insurance company that amounted to substantially all of the receivable recorded as of November 30, 2003. These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. There is no assurance that future incidents of theft will not re-occur.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

Our primary contract assembly customer, Sun Microsystems, accounted for approximately $39.8 million or 93.8% of our contract assembly revenue in the quarter ended February 28, 2003 and approximately $116.2 million or 99.2% of our contract assembly revenue in the quarter ended February 29, 2004. Sun Microsystems accounted for less than 10% of our total revenue in the three months ended February 28, 2003 and February 29, 2004. Revenue from Sun Microsystems has decreased in two of the past three years and could decrease in the future. Our business with Sun Microsystems is dependent upon obtaining new orders from this customer. In addition, the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ needs. Our relationship with Sun Microsystems evolved from a customer relationship initiated by MiTAC International and is a joint relationship with MiTAC International. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we were unable to obtain assembly contracts for new and successful products, our business and operating results would suffer. For example, our loss of contract assembly business from Compaq Computer Corporation, or Compaq, in fiscal 2001 had a material adverse effect on our revenue and operating results in subsequent periods.

We have pursued and intend to continue to pursue strategic acquisitions or investments in new markets and may encounter risks associated with these activities that could harm our business and operating results.

The distribution and contract assembly industries have experienced significant consolidation due to price erosion and market competition, augmented by economic downturns in previous years. We expect this consolidation to continue. We have in the past pursued and in the future expect to pursue acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT products industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were adversely affected as a result of our acquisition of Merisel Canada Inc. and we have written off substantial investments in the past, one of which was eManage.com, Inc. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

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

We rely almost entirely on arrangements with independent shipping companies, such as FedEx and UPS, for the delivery of our products from OEM suppliers and delivery of products to reseller customers. Freight and shipping charges can have a significant impact on our gross margin. As a result, an increase in freight surcharges due to rising fuel cost or general price increases will have an immediate adverse effect on our margins, unless we are able to pass the increased charges to our reseller customers or renegotiate terms with our OEM suppliers. In addition, in the past, UPS has experienced work stoppages due to labor negotiations with management. The termination of our arrangements with one or more of these independent shipping companies, the failure or inability of one or more of these independent shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business and operating results.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Japan, Mexico and the United Kingdom. In the quarters ended February 28, 2003 and February 29, 2004, approximately 25% and 22%, respectively, of our total revenue was generated outside the United States. In the quarters ended February 28, 2003 and February 29, 2004, approximately 14% and 13%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. As of February 29, 2004, we had 127 personnel in IT systems support and software development, of which 71 are located in China. In addition, we also conduct general and administrative activities from our facility in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In addition, external events in Asia, such as the 2003 outbreak of severe acute respiratory syndrome, or SARS, and heightened political tensions in this region may adversely affect our business by disrupting the IT supply chain, restricting travel or interfering with the electronic and communications infrastructure.

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

In the quarters ended February 28, 2003 and February 29, 2004, approximately 25% and 22%, respectively, of our total revenue was generated outside the United States. Our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenues related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 the Company incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within normal Company hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We are from time to time involved in other litigation in the ordinary course of business. For example, we are currently defending a trademark infringement action, a civil matter involving third party investors in eManage.com, Inc. and various bankruptcy preference actions. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

Because of the capital-intensive nature of our business, we need continued access to capital that, if not available to us, could harm our ability to operate or expand our business.

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

As of February 29, 2004, we had approximately $54.5 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of February 29, 2004, approximately $153.7 million of our accounts receivable were sold to and held by General Electric Capital Corporation under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value these charges. If we elected or were required to record a non-cash expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in the three months ended February 29, 2004, had we accounted for stock-based compensation plans under Statement 123 as amended by Statement 148, earnings per share would have been reduced by $0.02 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

We rely on MiTAC International for certain manufacturing and assembly services and the loss of these services would require us to seek alternate providers that may charge us more for their services.

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

Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing arms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International. Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there have been no sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement had an initial term of one year and will automatically renew for subsequent one-year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice of (a) the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Sun Microsystems under which we work with MiTAC International to provide contract assembly services to Sun Microsystems. We do not currently anticipate entering into any long-term commitments or arrangements with MiTAC International. We have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the board.

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

As of February 29, 2004, our executive officers, directors and principal stockholders own approximately 75% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of February 29, 2004, our executive officers, directors and principal stockholders beneficially owned approximately 75% of our outstanding common stock. In particular, MiTAC International, through its affiliates, beneficially owned approximately 75% of our outstanding common stock.

MiTAC International and its affiliates own a controlling interest in us as of February 29, 2004. As a result, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of the decrease in their ownership in us, we may lose these services and relationships which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

Downturns in the IT industry could have a material adverse effect on our business and operating results.

The IT industry in which we operate has experienced decreases in demand. Softening demand for our products and services caused by the ongoing economic downturn and over-capacity was responsible in part for a decline in our revenue in fiscal 2001, as well as problems with the saleability of inventory and collection of reseller customer receivables.

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

Consolidation of OEM suppliers has resulted in fewer sources for some of the products that we distribute. This consolidation has also resulted in larger OEM suppliers that have significant operating and financial resources. Some OEM suppliers, including some of the leading OEM suppliers that we service, have been selling a greater volume of products directly to end-users, thereby limiting our business opportunities. If large OEM suppliers continue the trend to sell directly to our resellers, rather than use us as the distributor of their products, our business and operating results will suffer.

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

We are subject to additional rules and regulations as a public company, which increases our administration costs that in turn could harm our operating results.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the New York Stock Exchange has revised its requirements for companies that are NYSE-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. If we are unable to comply with these new rules and regulations we could incur additional legal and other expenses. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three-month period ended February 29, 2004 from our Annual Report on Form 10-K for the year ended November 30, 2003. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended November 30, 2003.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Amendment No. 2 dated December 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation and General Electric Capital Corporation.

10.2	Amendment No. 5 dated December 30, 2003 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on the following:

•	January 8, 2004 to furnish its press release announcing the financial results for the quarter and year ended November 30, 2003.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2004

SYNNEX CORPORATION

By:	/s/ ROBERT HUANG
Robert Huang
Chief Executive Officer

By:	/s/ DENNIS POLK
Dennis Polk
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment No. 2 dated December 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation and General Electric Capital Corporation.

10.2	Amendment No. 5 dated December 30, 2003 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).