Form 10-Q
period 2004-05-31
SYNNEX CORP
filed 2004-07-13
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 7, 2004
Common Stock, $0.001 par value	26,832,385

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	May 31, 2004	November 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$18,134	$22,079
Restricted cash	4,302	4,306
Short-term investments	4,725	3,832
Accounts receivable, net	298,021	263,944
Receivable from vendors, net	56,246	54,209
Receivable from affiliates	3,694	667
Inventories	368,674	360,686
Deferred income taxes	16,665	15,902
Other current assets	9,725	16,783

Total current assets	780,186	742,408
Property and equipment, net	27,501	23,938
Intangible assets	19,468	19,357
Deferred income taxes	683	708
Other assets	1,967	3,517

Total assets	$829,805	$789,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$33,451	$69,464
Payable to affiliates	55,419	54,986
Accounts payable	345,325	343,071
Accrued liabilities	52,971	53,279
Income taxes payable	4,729	4,211

Total current liabilities	491,895	525,011
Long-term borrowings	7,510	8,134
Long-term liabilities	1,125	1,123
Deferred income taxes	183	260

Total liabilities	500,713	534,528

Minority interest in subsidiaries	2,181	2,586

Commitments and contingencies (Note 10)	—	—
Stockholder’s equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,654,847 and 22,118,483 shares issued and outstanding	27	22
Additional paid-in capital	135,894	80,067
Unearned stock-based compensation	—	(202)
Accumulated other comprehensive income	5,572	7,373
Retained earnings	185,418	165,554

Total stockholders’ equity	326,911	252,814

Total liabilities and stockholders’ equity	$829,805	$789,928

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenue	$1,273,061	$945,104	$2,495,212	$1,838,028
Cost of revenue	(1,219,337)	(902,261)	(2,388,526)	(1,753,197)

Gross profit	53,724	42,843	106,686	84,831
Selling, general and administrative expenses	(34,856)	(29,689)	(70,212)	(59,583)

Income from operations	18,868	13,154	36,474	25,248
Interest expense, net	(278)	(496)	(803)	(1,085)
Other income (expense), net	(2,299)	(1,703)	(4,384)	(2,971)

Income before income taxes and minority interest	16,291	10,955	31,287	21,192
Provision for income taxes	(6,153)	(3,950)	(11,624)	(7,443)
Minority interest in subsidiaries	73	15	201	(28)

Net income	$10,211	$7,020	$19,864	$13,721

Net income per common share — basic	$0.39	$0.32	$0.76	$0.62

Net income per common share — diluted	$0.34	$0.28	$0.67	$0.55

Weighted average common shares outstanding — basic	26,519,643	22,090,300	26,237,762	22,087,562

Weighted average common shares outstanding — diluted	30,179,427	24,699,904	29,864,960	24,851,425

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net income	$19,864	$13,721

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,963	2,307
Amortization of intangible assets	1,474	1,523
Amortization of unearned stock-based compensation	202	276
Unrealized loss on trading securities	66	511
Realized (gain) loss on investment	5	(148)
Gain on disposal of fixed assets	(4)	(25)
Minority interest in subsidiaries	(201)	28
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(36,954)	53,130
Receivable from vendors	(2,118)	(14,738)
Receivable from affiliates	(3,027)	1,393
Inventories	(9,890)	(22,604)
Other assets	7,467	3,035
Payable to affiliates	344	(794)
Accounts payable	(21,475)	(21,010)
Accrued liabilities	(1,401)	(8,912)

Net cash provided by (used in) operating activities	(43,685)	7,693
Cash flows from investing activities:
Purchases of short-term investments	(1,094)	(3,127)
Proceeds from sale of short-term investments	93	1,553
Acquisition of businesses	(1,372)	(500)
Purchase of property and equipment, net	(3,434)	(878)
Restricted cash	4	(1,000)

Net cash used in investing activities	(5,803)	(3,952)
Cash flows from financing activities:
Cash overdraft	26,055	3,802
Proceeds from revolving line of credit	35,900	44,754
Payments on revolving line of credit	(40,900)	(44,754)
Proceeds from bank loan	408,862	319,761
Repayment of bank loan	(441,753)	(324,003)
Net proceeds (payments) under other lines of credit	3,026	(3,629)
Proceeds from issuance of bonds	—	1,680
Payments of bonds	(374)	—
Net proceeds from issuance of common stock	54,841	31

Net cash provided by (used in) financing activities	45,657	(2,358)

Effect of exchange rate changes on cash and cash equivalents	(114)	407

Net increase (decrease) in cash and cash equivalents	(3,945)	1,790
Cash and cash equivalents at beginning of period	22,079	15,503

Cash and cash equivalents at end of period	$18,134	$17,293

Supplemental disclosures of cash flow information:
Interest paid	$1,453	$1,378

Income taxes paid	$10,923	$5,407

Accrual for purchase of fixed assets	$1,800	$—

Tax benefits from employee stock plans	$998	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income	$10,211	$7,020	$19,864	$13,721
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities	(129)	48	(55)	41
Foreign currency translation adjustment	(938)	3,343	(1,746)	5,277

Total comprehensive income	$9,144	$10,411	$18,063	$19,039

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2004 and 2003

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

The accompanying interim unaudited condensed consolidated financial statements as of May 31, 2004 and 2003 and for the three and six months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2003 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

The results of operations for the three and six months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004 or any future period and the Company makes no representations related thereto.

In October 2003, the Company reincorporated in the State of Delaware, and the historical information contained in these condensed consolidated financial statements has been updated to reflect this reincorporation. On October 11, 2003, the Board of Directors declared a reverse stock split of one share for two shares that became effective on November 12, 2003. The accompanying historical financial statements have been restated to reflect this reverse stock split.

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At May 31, 2004, MiTAC International Corporation and its affiliates had a combined ownership of approximately 74% in the Company.

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

For the three and six months ended May 31, 2004 and 2003

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity or remaining maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of money market deposit accounts that are stated at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.

Restricted cash

The Company provides letters of credit to vendors on behalf of its subsidiaries in Asia and Latin America. The Company is required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2003 and May 31, 2004, the Company had restricted cash balances of $4,306 and $4,302, respectively.

Investments

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

The Company has investments in equity instruments of privately held companies. These investments are included in other assets and are accounted for under the cost method, as the Company does not have the ability to exercise significant influence over operations. The Company monitors its investments for impairment by considering current factors, including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

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

Equipment and Furniture	5 - 7 years
Software	3 years
Leasehold Improvements	3 - 10 years
Building	39 years

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

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2004, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers in the technology industry. The Company believes that the concentration of credit risk on its accounts receivable is substantially mitigated by the Company’s evaluation process and relatively short collection terms. The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. Through May 31, 2004, such losses have been within management’s expectations.

In the three and six months ended May 31, 2003 sales to no single customer exceeded 10% or more of the Company’s total revenues. In the three and six months ended May 31, 2004 sales to one customer accounted for 12% and 11%, respectively, of the Company’s total revenues. At November 30, 2003 and May 31, 2004 one customer comprised 13% and 10%, respectively, of the total consolidated accounts receivable balance.

Revenue recognition

The Company recognizes revenue as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of resulting receivables is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. the Company’s warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

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

For the three and six months ended May 31, 2004 and 2003

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income—as reported	$10,211	$7,020	$19,864	$13,721
Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	65	138	202	276
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan (see Note 6)	(1,160)	—	(1,160)	—
Less: Stock-based employee compensation expense determined under fair value based method related to stock options	(782)	(588)	(1,559)	(1,267)

Net income—as adjusted	$8,334	$6,570	$17,347	$12,730

Net earnings per share—basic:
As reported	$0.39	$0.32	$0.76	$0.62
Pro forma	$0.31	$0.30	$0.66	$0.58

Net earnings per share—diluted:
As reported	$0.34	$0.28	$0.67	$0.55
Pro forma	$0.28	$0.27	$0.59	$0.52

Shares used in computing net income per share—basic
As reported	26,519,643	22,090,300	26,237,762	22,087,562
Pro forma	26,519,643	22,090,300	26,237,762	22,087,562

Shares used in computing net income per share—diluted
As reported	30,179,427	24,699,904	29,864,960	24,851,425
Pro forma	29,657,177	24,258,802	29,315,981	24,429,502

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

Recently issued accounting pronouncements

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have an impact on its consolidated results of operations.

NOTE 3 – BALANCE SHEET COMPONENTS:

Inventories:

	May 31, 2004	November 30, 2003
Components	$33,830	$29,772
Finished goods	334,844	330,914

	$368,674	$360,686

Intangible assets:

	May 31, 2004			November 30, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$24,082	$(11,641)	$12,441	$22,482	$(10,539)	$11,943
Customer lists	5,490	(1,678)	3,812	5,490	(1,340)	4,150
Other intangible assets	3,840	(625)	3,215	3,855	(591)	3,264

	$33,412	$(13,944)	$19,468	$31,827	$(12,470)	$19,357

Amortization expense was $761, $787, $1,523 and $1,474 for the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, respectively. Intangible assets are being amortized over estimated useful lives of between four and eight years.

NOTE 4 - ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “Arrangement”) through a consolidated wholly-owned subsidiary to sell up to $210,000 of U.S. trade accounts receivables (the “Receivables”) to a financial institution. In connection with the Arrangement, the Company sells its Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the Receivables to the financial institution without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.90%. A separate fee based on the unused portion of the facility, at 0.375% per annum, is also charged by the financial institution. To the extent that cash was received in exchange, the amount of Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. The amount of Receivables sold to the financial institution and not yet collected from customers at November 30, 2003 and May 31, 2004 was $210,000 and $161,200, respectively. The wholly

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold Receivables at November 30, 2003 and May 31, 2004 of $138,385 and $201,941, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the Receivables totaled approximately $237,000, $215,000, $431,000 and $428,750 in the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, respectively. The gross payments to the financial institution under the Arrangement totaled approximately $154,000, $207,500, $412,000 and $477,550 in the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, respectively, which arose from the subsequent collection of Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the Receivables on behalf of the financial institution, for which it receives a service fee from the financial institution, and remits collections to the financial institution. The Company estimates that the service fee it receives approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institution totaled $809, $810, $1,420 and $1,617 for the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, respectively, and were recorded within “Other income (expense), net”.

Under the Arrangement, as amended, the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2003 and May 31, 2004.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 10, “Commitments and Contingencies” for additional information. Approximately $115,099, $274,669, $344,763 and $522,755 of the Company’s net sales were financed under these programs in the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, respectively. Approximately $35,482 and $46,714 of accounts receivable at November 30, 2003 and May 31, 2004, respectively, were subject to flooring agreements. Flooring fees were approximately $409, $632, $729 and $1,392 in the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, respectively, and are included within “Other income (expense), net”.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

NOTE 5 – BORROWINGS:

Borrowings consist of the following:

	May 31, 2004	November 30, 2003
SYNNEX Corporation line of credit	—	5,000
SYNNEX Canada revolving loan	13,234	39,768
SYNNEX Japan line of credit	17,227	10,948
SYNNEX Japan term loan	1,813	9,123
SYNNEX Japan mortgage	1,088	1,168
SYNNEX Japan bonds	5,078	5,474
SYNNEX UK line of credit	—	3,443
SYNNEX China mortgage	2,521	2,674

	40,961	77,598
Less: Current portion	(33,451)	(69,464)

Non-current portion	$7,510	$8,134

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

Stock Options

During the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, 35,000, 272,000, 35,000 and 290,000 stock options, respectively, were granted and at May 31, 2004 options to purchase 8,157,285 shares of common stock were outstanding.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions, together with the minimum value method as prescribed by SFAS No. 123, are used to estimate the fair value of stock option grants in the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Expected life (years)	5	5	5	5
Risk-free interest rate	3.4%	3.0%	3.4%	3.0%
Expected volatility	65%	0%	65%	0%
Dividend yield	0%	0%	0%	0%

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

The weighted-average per share grant date fair value of options granted during the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004 was $0.63, $10.16, $0.63 and $10.10, respectively.

2003 Employee Stock Purchase Plan

The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single accumulation period is 1,250. The plan was approved by the Company’s stockholders and approved by its board of directors in 2003. A total of 500,000 shares of common stock have been reserved for issuance under the ESPP.

The ESPP has been implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, beginning in October and April each year. Each offering period will consist of four accumulation periods of up to six months each. During each accumulation period, payroll deductions will accumulate, without interest. On the last trading day of each accumulation period, accumulated payroll deductions will be used to purchase common stock. The initial offering period began on November 25, 2003 and ends on September 30, 2005. The initial accumulation period began on November 25, 2003 and ended on March 31, 2004.

The payroll deductions in the initial accumulation period resulted in the purchase of 105,490 shares of common stock. The fair value of each stock is estimated on the date the employee enrolls in the ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions are used to estimate the fair value of ESPP purchases in the accumulation period ended March 31, 2004:

Expected life (years)	1.2
Risk-free interest rate	3.2%
Expected volatility	65%
Dividend yield	0%

The weighted-average per share ESPP enrollment date fair value of common stock purchased during the accumulation period ended March 31, 2004 was $5.63.

NOTE 7 - NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income	$10,211	$7,020	$19,864	$13,721

Weighted average common shares—basic	26,519,643	22,090,300	26,237,762	22,087,562
Effect of dilutive securities:
Stock options	3,659,784	2,609,604	3,627,198	2,763,863

Weighted average common shares—diluted	30,179,427	24,699,904	29,864,960	24,851,425

Net income per common share—basic	$0.39	$0.32	$0.76	$0.62

Net income per common share—diluted	$0.34	$0.28	$0.67	$0.55

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

Options to purchase 353,384, 60,000, 353,384 and 130,000 shares of common stock for the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 8 - RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $24,008, $90,469, $54,630 and $211,148 during the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, respectively. Sales to MiTAC International Corporation and its affiliates during the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004 were approximately $523, $473, $1,228 and $613, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

In October 2001, as a new investment option for the Company’s deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account is to hold shares of MiTAC International Corporation and its affiliates. Between February and August 2002, the Company deposited a total of $1,500 in the account. As of November 30, 2003 and May 31, 2004, the fair market value of the common stock acquired was approximately $2,109 and $2,198, respectively.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

Summarized financial information related to the Company’s reportable business segments as at May 31, 2003 and 2004, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three months ended May 31, 2004:
Revenue	$1,122,986	$150,075	$1,273,061
Income from operations	14,695	4,173	18,868
Total assets	648,721	181,084	829,805

Three months ended May 31, 2003:
Revenue	$902,472	$42,632	$945,104
Income from operations	12,765	389	13,154
Total assets	587,850	36,064	623,914

Six months ended May 31, 2004:
Revenue	$2,227,933	$267,279	$2,495,212
Income from operations	29,342	7,132	36,474
Total assets	648,721	181,084	829,805

Six months ended May 31, 2003:
Revenue	$1,752,912	$85,116	$1,838,028
Income from operations	25,008	240	25,248
Total assets	587,850	36,064	623,914

Summarized financial information related to the geographic areas in which the Company operated at May 31, 2003 and 2004 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three months ended May 31, 2004:
Revenue	$1,170,157	$111,672	$(8,768)	$1,273,061
Net income	9,845	485	(119)	10,211
Total long-lived assets	30,247	19,372	—	49,619

Three months ended May 31, 2003:
Revenue	$865,843	$81,155	$(1,894)	$945,104
Net income	7,064	76	(120)	7,020
Total long-lived assets	31,162	21,498	—	52,660

Six months ended May 31, 2004:
Revenue	$2,282,294	$226,220	$(13,302)	$2,495,212
Net income	19,521	640	(297)	19,864
Total long-lived assets	30,247	19,372	—	49,619

Six months ended May 31, 2003:
Revenue	$1,659,794	$181,997	$(3,763)	$1,838,028
Net income	13,392	569	(240)	13,721
Total long-lived assets	31,162	21,498	—	52,660

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2004 and 2003

(amounts in thousands, except for share and per share amounts)

(unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at May 31, 2004, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 4. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2004 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our relationships with and the value we provide to our OEM suppliers and reseller customers, the demand for our contract assembly services, revenue, gross margin, selling, general and administrative expenses, fluctuations in future operating results and future expenses, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, use of our working capital, thefts at our warehouses, expansion of our operations, impact of new rules and regulations affecting public companies, statements regarding our securitization program and sources of revenue and anticipated revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under “Factors That May Affect Our Operating Results,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics, contract assembly and demand generation marketing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2003 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the three and six months ended May 31, 2004, our two largest OEM suppliers, HP and IBM, accounted for approximately 38% of our revenue in both periods.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and six month periods ended May 31, 2004 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2003. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(95.78)	(95.47)	(95.72)	(95.38)

Gross margin	4.22	4.53	4.28	4.62
Selling, general and administrative expenses	(2.74)	(3.14)	(2.82)	(3.24)

Income from operations	1.48	1.39	1.46	1.38
Interest expense, net	(0.02)	(0.05)	(0.03)	(0.06)
Other income (expense), net	(0.18)	(0.18)	(0.18)	(0.17)

Income before income taxes and minority interest	1.28	1.16	1.25	1.15
Provision for income taxes	(0.48)	(0.42)	(0.46)	(0.40)
Minority interest in subsidiaries	0.00	0.00	0.01	(0.00)

Net income	0.80%	0.74%	0.80%	0.75%

Three Months Ended May 31, 2004 and 2003

Revenue

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Revenue	$1,273,061	$945,104	34.7%

On a segmented basis, our distribution revenue increased 24.4% to $1.12 billion in the three months ended May 31, 2004 from $902.5 million in the prior year, and our contract assembly revenue increased 252.0% to $150.1 million in the three months ended May 31, 2004 from $42.6 million in the prior year. The increase in distribution revenue was primarily attributable to market share increases and continued improvement in the demand for products through the IT distribution channel, primarily in North America. Our market share increases were a result of our increased selling efforts, including the hiring of additional sales staff, and overall improved service offerings, including inventory availability, financing and marketing. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, declines in our non-North American distribution businesses and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved recently, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The increase in contract assembly revenue was the result of an increase in products we assemble for our primary OEM customer, Sun Microsystems. We currently expect our assembly business revenue level to have seasonal fluctuations in the foreseeable quarters, but we currently do not anticipate increases and decreases in revenues as significant as we have experienced over the past few years.

Gross Margin

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Gross Profit	$53,724	$42,843	25.4%

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. The decrease in gross margin percentage was primarily a result of lower margins in the distribution segment. Distribution gross margin percentage decreased primarily due to customer mix, as sales volumes to larger customers, which generally carry lower margins due to competitive and volume reasons, increased. Our contract assembly gross margin percentage also decreased due to two factors. The first is that our costs, some of which are fixed, were absorbed by a higher volume of sales, and the second was due to product mix. While we currently expect that our total gross margin percentage will be relatively stable from second quarter 2004 levels, our gross margins may decrease further in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEM’s.

Selling, General and Administrative Expenses

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$34,856	$29,689	17.4%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing and distribution and contract assembly administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. While selling, general and administrative expenses increased in the second quarter of 2004 from the prior year, as a percentage of revenue, selling, general and administrative expenses declined in the quarter ended May 31, 2004 to 2.7% from 3.1% in the prior year. The dollar increase was primarily the result of incremental expenses associated with our increased revenue in the United States, including the hiring of additional sales personnel. In addition, our general and administrative costs have increased due to incremental costs associated with being a public company, including compliance with the Sarbanes-Oxley Act of 2002. These amounts were somewhat offset by a decrease in deferred compensation expense. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $4.0 million for the three months ended May 31, 2004, compared to $3.4 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

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

Income from Operations

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Income from operations	$18,868	$13,154	43.4%

Income from operations as a percentage of revenue of 1.5% for the three months ended May 31, 2004 improved slightly from the prior year as the decline in our gross margin percentage was slightly lower than the decline in our selling, general and administrative expenses, as a percentage of sales, primarily as a result of our efforts to control costs.

On a segmented basis, our distribution operating income as a percentage of distribution revenue decreased to approximately 1.3% in the three months ended May 31, 2004 as compared to 1.4% in the prior year, and our contract assembly operating income as a percentage of contract assembly revenue was approximately 2.8% in the three months ended May 31, 2004 up from 0.9% in the prior year. The decrease in the distribution operating income percentage was primarily due to an operating loss of approximately $0.7 million from our operations in Mexico versus operating income of approximately $0.3 million for the same quarter of 2003 and incremental costs associated with being a public company. This was partially offset by a decrease in deferred compensation expense of $0.6 million. While the decrease in deferred compensation expense had an effect on operating income, there was no effect on net income as the decrease in deferred compensation expense was offset by an investment loss, which is recorded in other income and expense. The operating loss in Mexico was primarily a result of a weak local economy and long customer payment cycles. We have focused more attention and resources in Mexico and are evaluating various alternatives to reduce operating losses, which have been generated by this entity over the past few quarters. The increase in contract assembly operating margin was primarily due to the sharp increase in revenues, which allowed for the absorption of fixed overhead and other administrative expenses.

Interest Expense, net

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Interest expense, net	$278	$496	(44.0)%

Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments and customer receivables. Interest expense of $0.6 million in the three months ended May 31, 2004 decreased slightly from the prior year as a result of lower average borrowings outstanding. Interest income increased to $0.3 million in the second quarter of 2004 compared to $0.2 million in the second quarter of 2003 as a result of higher average cash and short term investments balances on hand and interest earned from customer receivables.

Other Income (Expense), net

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Other Income (Expense), net	($2,299)	($1,703)	35.0%

Amounts recorded in other income (expense), net include fees associated with third party accounts receivable flooring arrangements, fees associated with the sale of accounts receivable through our securitization facility, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. The increase in other income (expense), net was primarily due to in increase in revenue volumes resulting in higher fees associated with third party accounts receivable flooring arrangements, and fees associated with the sale of accounts receivable through our securitization facility. A $0.6 million increase in investment losses related to deferred compensation was mostly offset by a decrease in foreign currency transaction losses of $0.4 million in the three months ended May 31, 2004 as compared with the prior year.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 37.8% in the three months ended May 31, 2004 as compared with an effective tax rate of 36.1% in the prior year. The increase in our effective tax rate from the second quarter of 2003 versus the second quarter of 2004 was primarily a result of a higher percentage of total taxable income realized in the United States where our corporate tax rate is generally higher. The tax rate increase was also attributable to the loss in our Mexico operation, which did not result in an income tax benefit.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to others. Our subsidiaries in Japan and Mexico have minority stockholders. We received a benefit of $73,000 and $15,000 in the three months ended May 31, 2004 and 2003, respectively, from minority interest, primarily because minority stockholders in our Mexican subsidiary absorbed part of the loss of that subsidiary.

Six Months Ended May 31, 2004 and 2003

Revenue

	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Revenue	$2,495,212	$1,838,028	35.8%

On a segmented basis, our distribution revenue increased 27.1% to $2.23 billion in the six months ended May 31, 2004 from $1.75 billion in the prior year, and our contract assembly revenue increased 214.0% to $267.3 million in the six months ended May 31, 2004 from $85.1 million in the prior year. The increase in distribution revenue was primarily attributable to market share increases and continued improvement in the demand for products through the IT distribution channel, primarily in North America. Our market share increases were a result of our increased selling efforts, including the hiring of additional sales staff, and overall improved service offerings, including inventory availability, financing and marketing. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, declines in our non-North American distribution businesses and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved recently, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The increase in contract assembly revenue was the result of an increase in products we assemble for our primary OEM customer, Sun Microsystems.

Gross Margin

	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Gross Profit	$106,686	$84,831	25.8%

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. The decrease in gross margin percentage was primarily a result of lower margins in the distribution segment. Distribution gross margin percentage decreased primarily due to customer mix, as sales volumes to larger customers, which generally carry lower margins due to competitive and volume reasons, increased. Our contract assembly gross margin percentage also decreased due to two factors. The first is that our costs, some of which are fixed, were absorbed by a higher volume of sales, and the second was due to product mix.

Selling, General and Administrative Expenses

	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$70,212	$59,583	17.8%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing and distribution and contract assembly administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. While selling, general and administrative expenses increased in the first six months of 2004 from the prior year, as a percentage of revenue, selling, general and administrative expenses declined in the six months ended May 31, 2004 to 2.8% from 3.2% in the prior year. The dollar increase was primarily the result of incremental expenses associated with our increased revenue in North America, including the hiring of additional sales personnel and an increase in deferred compensation expense. In addition, our general and administrative costs were impacted by incremental costs associated with being a public company, including compliance with the Sarbanes-Oxley Act of 2002. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $7.4 million for the six months ended May 31, 2004, compared to $6.3 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

Income from Operations

	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Income from operations	$36,474	$25,248	44.5%

Income from operations as a percentage of revenue of 1.5% for the six months ended May 31, 2004 improved slightly from the prior year as the decline in our gross margin percentage was slightly lower than the decline in our selling, general and administrative expenses, as a percentage of sales, primarily as a result of our efforts to control costs.

On a segmented basis, our distribution operating income as a percentage of distribution revenue decreased to approximately 1.3% in the six months ended May 31, 2004 as compared to 1.4% in the prior year, and our contract assembly operating income as a percentage of contract assembly revenue was approximately 2.7% in the six months ended May 31, 2004 up from 0.3% in the prior year. The decrease in the distribution operating income percentage was primarily due to an increase in deferred compensation expense from income of $0.4 million to income of $0.1 million, an operating loss of approximately $1.1 million from our operations in Mexico versus operating income of approximately $0.7 million for the same period of 2003 and incremental costs associated with being a public company. While the increase in deferred compensation expense had an effect on our operating income, there was no effect on net income as the increase in deferred compensation expense was offset by investment income, which is recorded in other income and expense. The operating loss in Mexico was primarily a result of a weak local economy and long customer payment cycles. We have focused more attention and resources in Mexico and are evaluating various alternatives to minimize future operating losses, which have been generated by this entity over the past few quarters. The increase in contract assembly operating margin was primarily due to the sharp increase in revenues, which allowed for the absorption of fixed overhead and other administrative expenses.

Interest Expense, net

	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Interest expense, net	$803	$1,085	(26.0)%

Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments and customer receivables. Interest expense of $1.4 million in the six months ended May 31, 2004 was essentially unchanged from the prior year as a result of similar average borrowings outstanding. Interest income increased to $0.6 million in the six months ended May 31, 2004 compared to $0.4 million in the prior year as a result of higher average cash and short term investments balances on hand and interest earned from customer receivables.

Other Income (Expense), net

	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003	% Change
	(in thousands)	(in thousands)
Other Income (Expense), net	($4,384)	($2,971)	47.6%

Amounts recorded in other income (expense), net include fees associated with third party accounts receivable flooring arrangements, fees associated with the sale of accounts receivable through our securitization facility, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. The increase in other income (expense), net was primarily due to in increase in revenue volumes resulting in higher fees associated with third party accounts receivable flooring arrangements, and fees associated with the sale of accounts receivable through our securitization facility. In addition, there was an increase in foreign exchange losses of approximately $0.6 million over the first six months of 2003. These increased expenses were partially offset by a $0.3 million decrease in investment losses related to deferred compensation.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 37.2% in the six months ended May 31, 2004 as compared with an effective tax rate of 35.1% in the prior year. The increase in our effective tax rate from the six months ended May 31, 2003 versus the prior year was primarily a result of a higher percentage of total taxable income realized in the United States where our corporate tax rate is generally higher. The tax rate increase was also attributable to the loss in our Mexico operation, which did not result in an income tax benefit.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to others. Our subsidiaries in Japan and Mexico have minority stockholders. We received a benefit of $201,000 in the six months ended May 31, 2004 and incurred an expense of $28,000 in the six months ended May 31, 2003 from minority interest, primarily because minority stockholders in our Mexican subsidiary absorbed part of the loss or income of that subsidiary.

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

We had positive net working capital of $217.4 and $288.3 million at November 30, 2003 and May 31, 2004, respectively. We believe that cash flows from operations, the proceeds from our initial public offering, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash used in operating activities was $43.7 million in the six months ended May 31, 2004. Cash used in operating activities in the six months ended May 31, 2004 was primarily attributable to net income of $19.9 million and depreciation and amortization of $3.4 million offset by the use of cash for working capital of $67.1 million. The cash used for working capital in the six months ended May 31, 2004 was primarily due to increases in accounts receivable and inventory and a decrease in accounts payable. Working capital was used to fund increased distribution inventory levels to support market share increases as well as to support the increase in contract assembly revenues. The fluctuations in these working capital balances were primarily due to a net decrease of $48.8 million in sales of accounts receivable to General Electric Capital Corporation under our securitization program. Absent this net decrease in sales of accounts receivable, our cash used in working capital would have been $18.3 million and net cash provided by operating activities would have been $5.1 million.

Net cash used in investing activities was $5.8 million in the six months ended May 31, 2004. The use of cash was primarily the result of capital expenditures of $3.4 million, mostly for leasehold improvements and computer equipment upgrades, and the acquisition of BSA Sales, Inc. for $1.1 million.

Net cash provided by financing activities was $45.7 million in the six months ended May 31, 2004 and was primarily related to proceeds from our initial public offering and stock option exercises of $54.8 million and cash overdraft of $26.1 million, offset by net debt payments of $35.2 million, primarily on our SYNNEX Canada revolving loan.

Capital Resources

Our cash and cash equivalents totaled $22.1 million and $18.1 million at November 30, 2003 and May 31, 2004, respectively.

Off Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $210.0 million of U.S. trade accounts receivable to General Electric Capital Corporation, which expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivables to the financial institution. Sales of the accounts receivables to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to General Electric Capital Corporation are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.90% per annum. At November 30, 2003 and May 31, 2004, the amount of our accounts receivable sold to and held by General Electric Capital Corporation under this accounts receivable securitization program totaled $210.0 million and $161.2 million, respectively. The decrease in the first six months of fiscal 2004 was due to payments to General Electric Capital Corporation from the proceeds of our initial public offering. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. As we have in prior periods, we expect we will increase this facility if our revenue levels continue to increase. Under the program, we continue to service the accounts receivable, and receive a service fee from General Electric Capital Corporation. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•	a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2003 of not less than the sum of (i) the minimum net worth required under the arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year;

•	a fixed charge ratio for each rolling period from and after the closing of the arrangement of not less than 1.75 to 1.00. The fixed charge ratio is the ratio of EBITDA for the rolling period ending on such date to “fixed charges” for such period. Fixed charges means, with respect to any of our fiscal periods the sum of (a) cash interest expense during such period, plus (b) regularly scheduled payments of principal on our debt (other than debt owing under the amended arrangement, as defined) paid during such period, plus (c) the aggregate amount of all capital expenditures made by us during such period other than capital expenditures related to the purchase of and improvements to the building occupied by our subsidiary in China in an amount not to exceed $8.5 million, plus (d) income tax expense during such period, plus (e) any dividend, return of capital or any other distribution in connection with our capital stock. Rolling period means as of the end of any or our fiscal quarters, the immediately preceding four fiscal quarters (including the fiscal quarter then ending); and

•	with respect to our wholly owned subsidiary, a net worth percentage of not less than 5.0%.

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

We have issued guarantees to certain vendors of our subsidiaries for the total amount of $73.6 million as of November 30, 2003 and $71.5 million as of May 31, 2004.

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

On Balance Sheet Arrangements

We have entered into a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the prime rate plus 1.0% or LIBOR plus 2.0% at our option. The balance outstanding at November 30, 2003 was $5.0 million. There were no borrowings outstanding under the Revolver at May 31, 2004.

Our subsidiary, SYNNEX Canada, has a revolving loan agreement with a financial institution. At May 31, 2004 the credit limit was C$100.0 million and matures in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution plus 0.2% or at the BA rate plus 1.7% for Canadian Dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.7% for U.S. Dollar denominated loans. The balance outstanding at November 30, 2003 and May 31, 2004 was $39.8 and $13.2 million, respectively.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $64.2 and $57.9 million at November 30, 2003 and May 31, 2004, respectively. At November 30, 2003 and May 31, 2004, we had borrowings of $19.4 and $17.2 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $18.4 and $10.5 million at November 30, 2003 and May 31, 2004, respectively. The expiration dates of these facilities range from 2004 to 2011. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after May 31, 2004 are as follows (in thousands):

	Payments Due By Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Principal debt payments	$10,500	$2,990	$5,342	$1,265	$903
Non-cancelable operating leases	30,557	6,661	14,931	3,894	5,071

Total	$41,057	$9,651	$20,273	$5,159	$5,974

Recent Accounting Pronouncements

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our consolidated results of operations.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP and IBM products represented approximately 33% and 7%, respectively, of our total revenue in the quarter ended May 31, 2003 and approximately 28% and 11%, respectively, of our total revenue for the quarter ended May 31, 2004. For the six months ended May 31, 2003 sales of HP and IBM products accounted for approximately 31% and 9%, respectively, of our total revenue and approximately 27% and 11%, respectively, of our total revenue for the six months ended May 31, 2004. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

As a result of significant price competition in the IT products industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs, bad debts and interest expense on our operating results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

We extend credit to our reseller customers for a significant portion of our sales to them. Resellers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller customers will not pay for the products they purchase. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers as a result of an economic downturn or a decrease in IT spending by end-users. If we are unable to collect payment for products we ship to our reseller customers or if our reseller customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize receivable-based financing, which could negatively impact our cash flow and liquidity position.

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

Our primary contract assembly customer, Sun Microsystems, accounted for approximately $41.6 million or 97.6% of our contract assembly revenue in the quarter ended May 31, 2003 and approximately $147.3 million or 98.2% of our contract assembly revenue in the quarter ended May 31, 2004. Sun Microsystems accounted for approximately $81.5 million or 95.7% of our contract assembly revenue in the six months ended May 31, 2003 and approximately $263.6 million or 98.6% of our contract assembly revenue in the six months ended May 31, 2004. Sun Microsystems accounted for less than 10% of our total revenue in the three and six months ended May 31, 2003 and accounted for 12% and 11%, respectively, of our total revenue in the three and six months ended May 31, 2004. Revenue from Sun Microsystems has decreased in two of the past three years and could decrease in the future. Our business with Sun Microsystems is dependent upon obtaining new orders from this customer. In addition, the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ needs. Our relationship with Sun Microsystems evolved from a customer relationship initiated by MiTAC International and is a joint relationship with MiTAC International. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we were unable to obtain assembly contracts for new and successful products our business and operating results would suffer. For example, our loss of contract assembly business from Compaq Computer Corporation, or Compaq, in fiscal 2001 had a material adverse effect on our revenue and operating results in subsequent periods.

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

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, operating our automated product pick machinery, shipping products or billing customers. Sales also may be affected if our reseller customers are unable to access our price and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller customers. The Internet and individual web sites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some web sites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers or reseller customers. Disruption of our Web Site or the Internet in general could impair our order processing or more generally prevent our OEM suppliers or reseller customers from accessing information. The occurrence of any of these events could have an adverse effect on our business and operating results.

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

We have international operations in Canada, China, Japan, Mexico and the United Kingdom. In the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, approximately 22%, 19%, 23% and 21%, respectively, of our total revenue was generated outside the United States. In the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, approximately 13%,

10%, 14% and 12%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. As of May 31, 2004, we had 129 personnel in IT systems support and software development, of which 78 are located in China. In addition, we also conduct general and administrative activities from our facility in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In the three months ended May 31, 2003 and 2004 and the six months ended May 31, 2003 and 2004, approximately 22%, 19%, 23% and 21%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenues related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

As of May 31, 2004, we had approximately $41.0 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of May 31, 2004, approximately $161.2 million of our accounts receivable were sold to and held by General Electric Capital Corporation under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value these charges. If we elected or were required to record a non-cash expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in the three and six months ended May 31, 2004, had we accounted for stock-based compensation plans under SFAS No. 123 as amended by SFAS No. 148, earnings per share would have been reduced by $0.08 and $0.10 per share, respectively. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

We rely on MiTAC International for certain manufacturing and assembly services and the loss of these services would require us to seek alternate providers that may charge us more for their services.

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract assembly customers, including Sun Microsystems, currently our primary contract assembly customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms on a project-by- project basis, based on manufacturing services rendered by MiTAC International or us. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. There can be no assurance that we would be able to obtain alternative services and components on similar terms, which may in turn increase our manufacturing costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results. The payment terms relating to the purchase and sale of product to MiTAC International are similar to the terms that we have with nonaffiliated customers and vendors.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, owns approximately 15.8% of Synnex Technology International and approximately 9.1% of MiTAC International. MiTAC International indirectly owns 0.34% of Synnex Technology International and Synnex Technology International owns approximately 1.3% of MiTAC International. In addition, MiTAC International indirectly owns approximately 9.0% of Mitac Incorporated and Synnex Technology International owns approximately 12.4% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 20% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity, from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of May 31, 2004, our executive officers, directors and principal stockholders own approximately 75% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of May 31, 2004, our executive officers, directors and principal stockholders beneficially owned approximately 75% of our outstanding common stock. In particular, MiTAC International, through its affiliates, beneficially owned approximately 74% of our outstanding common stock.

MiTAC International and its affiliates own a controlling interest in us as of May 31, 2004. As a result, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of the decrease in their ownership in us, we may lose these services and relationships which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

Downturns in the IT industry could have a material adverse effect on our business and operating results.

The IT industry in which we operate has experienced decreases in demand. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity were responsible, in part, for a decline in our revenue in fiscal 2001, as well as problems with the saleability of inventory and collection of reseller customer receivables.

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

Dynamic changes in the IT industry, including the consolidation of OEM suppliers and reductions in the number of authorized distributors used by OEM suppliers, have resulted in new and increased responsibilities for management personnel and have placed, and continue to place, a significant strain upon our management, operating and financial systems and other resources. We may be unable to successfully respond to and manage our business in light of industry developments and trends. Also crucial to our success in managing our operations will be our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale or to respond to changes in the IT industry could adversely affect our business and operating results.

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

Some of our competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us and may have more developed relationships with their existing customers. We may lose market share in the United States or in international markets, or may be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a reduction in our gross margins.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six month periods ended May 31, 2004 from our Annual Report on Form 10-K for the year ended November 30, 2003. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended November 30, 2003.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of our Stockholders on March 25, 2004, at which the following occurred:

ELECTION OF SIX DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Matthew Miau, Robert Huang, Fred Breidenbach, David Rynne, Young Sohn and Dwight Steffensen as Directors. The votes on the matters were as follows:

Matthew Miau
FOR	25,271,009
WITHHELD	10,550

Robert Huang
FOR	25,271,009
WITHHELD	10,550

Fred Breidenbach
FOR	25,270,609
WITHHELD	10,950

David Rynne
FOR	25,270,609
WITHHELD	10,950

Young Sohn
FOR	25,270,609
WITHHELD	10,950

Dwight Steffensen
FOR	25,270,609
WITHHELD	10,950

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT AUDITORS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the 2004 fiscal year. The vote on the matter was as follows:

FOR	25,233,499
AGAINST	47,950
ABSTAIN	110

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on the following:

•	March 25, 2004 to furnish our press release announcing the financial results for the quarter ended February 29, 2004.

•	May 11, 2004 to file our press release announcing the appointment of John E. Paget as President of North America and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2004

SYNNEX CORPORATION

By:	/s/ ROBERT HUANG
Robert Huang Chief Executive Officer

By:	/s/ DENNIS POLK
Dennis Polk Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.