Form 10-Q
period 2004-08-31
SYNNEX CORP
filed 2004-10-14
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 11, 2004
Common Stock, $0.001 par value	27,419,037

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 31, 2004	November 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$20,747	$22,079
Restricted cash	3,043	4,306
Short-term investments	4,361	3,832
Accounts receivable, net	343,081	263,944
Receivable from vendors, net	63,255	54,209
Receivable from affiliates	4,254	667
Inventories	356,883	360,686
Deferred income taxes	14,904	15,902
Other current assets	6,780	16,783

Total current assets	817,308	742,408
Property and equipment, net	27,185	23,938
Intangible assets	19,036	19,357
Deferred income taxes	704	708
Other assets	2,051	3,517

Total assets	$866,284	$789,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$31,249	$69,464
Payable to affiliates	47,505	54,986
Accounts payable	379,933	343,071
Accrued liabilities	50,851	53,279
Income taxes payable	671	4,211

Total current liabilities	510,209	525,011
Long-term borrowings	10,708	8,134
Long-term liabilities	38	1,123
Deferred income taxes	625	260

Total liabilities	521,580	534,528

Minority interest in subsidiaries	2,106	2,586

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 27,033 and 22,118 shares issued and outstanding	27	22
Additional paid-in capital	138,411	80,067
Unearned stock-based compensation	—	(202)
Accumulated other comprehensive income	7,293	7,373
Retained earnings	196,867	165,554

Total stockholders’ equity	342,598	252,814

Total liabilities and stockholders’ equity	$866,284	$789,928

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Revenue	$1,340,181	$1,035,265	$3,835,393	$2,873,293
Cost of revenue	(1,285,481)	(988,249)	(3,674,007)	(2,741,446)

Gross profit	54,700	47,016	161,386	131,847

Selling, general and administrative expenses	(35,710)	(32,385)	(105,922)	(91,968)

Income from operations	18,990	14,631	55,464	39,879

Interest expense, net	(124)	(352)	(927)	(1,437)
Other income (expense), net	(1,108)	(1,930)	(5,492)	(4,901)

Income before income taxes and minority interest	17,758	12,349	49,045	33,541

Provision for income taxes	(6,384)	(4,833)	(18,008)	(12,276)
Minority interest in subsidiaries	75	134	276	106

Net income	$11,449	$7,650	$31,313	$21,371

Net income per common share - basic	$0.43	$0.35	$1.18	$0.97

Net income per common share - diluted	$0.38	$0.32	$1.05	$0.87

Weighted average common shares outstanding - basic	26,835	22,090	26,438	22,088

Weighted average common shares outstanding - diluted	29,939	24,243	29,899	24,443

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net income	$31,313	$21,371

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,081	3,319
Amortization of intangible assets	2,291	1,953
Amortization of unearned stock-based compensation	202	413
Unrealized loss on trading securities	425	495
Realized (gain) loss on investment	8	(292)
(Gain) loss on disposal of fixed assets	(18)	933
Minority interest in subsidiaries	(276)	(106)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(79,706)	38,703
Receivable from vendors	(9,070)	(17,012)
Receivable from affiliates	(3,587)	1,308
Inventories	3,183	(95,627)
Other assets	8,384	8,711
Payable to affiliates	(7,570)	9,642
Accounts payable	32,958	42,343
Accrued liabilities	(3,190)	(14,661)

Net cash provided by (used in) operating activities	(21,572)	1,493

Cash flows from investing activities:
Purchases of short-term investments	(1,165)	(2,611)
Proceeds from sale of short-term investments	164	2,045
Acquisition of businesses	(2,367)	(1,525)
Purchase of property and equipment, net	(4,471)	(1,677)
Proceeds from sale of property and equipment, net	143	—
Decrease in restricted cash	1,263	1,284

Net cash used in investing activities	(6,433)	(2,484)

Cash flows from financing activities:
Cash overdraft	4,692	11,754
Proceeds from revolving line of credit	35,900	110,292
Payments on revolving line of credit	(40,900)	(110,054)
Proceeds from bank loan	541,046	419,265
Repayment of bank loan	(573,284)	(422,996)
Net proceeds (payments) under other lines of credit	1,157	(5,179)
Proceeds from issuance of bonds	1,840	5,051
Payments of bonds	(736)	—
Net proceeds from issuance of common stock	56,799	86

Net cash provided by financing activities	26,514	8,219

Effect of exchange rate changes on cash and cash equivalents	159	443

Net increase (decrease) in cash and cash equivalents	(1,332)	7,671
Cash and cash equivalents at beginning of period	22,079	15,503

Cash and cash equivalents at end of period	$20,747	$23,174

Supplemental disclosures of cash flow information:
Interest paid	$1,914	$1,934

Income taxes paid	$18,612	$11,935

Accrual for purchase of fixed assets	$1,650	$—

Tax benefits from employee stock plans	$1,569	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income	$11,449	$7,650	$31,313	$21,371
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities	(2)	113	(57)	154
Foreign currency translation adjustment	1,723	(926)	(23)	4,351

Total comprehensive income	$13,170	$6,837	$31,233	$25,876

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is an information technology products supply chain services company. The Company’s supply chain outsourcing services include distribution, contract assembly and logistics. SYNNEX is headquartered in Fremont, California and has operations in North and Latin America, Asia and Europe.

The accompanying interim unaudited condensed consolidated financial statements as of August 31, 2004 and 2003 and for the three and nine months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2003 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

The results of operations for the three and nine months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004 or any future period and the Company makes no representations related thereto.

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

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At August 31, 2004, MiTAC International Corporation and its affiliates had a combined ownership of approximately 73% in the Company.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

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

Restricted cash

The Company provides letters of credit to vendors on behalf of its subsidiary in Asia. The Company is required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2003 and August 31, 2004, the Company had restricted cash balances of $4,306 and $3,043, respectively.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

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

Equipment and Furniture	5 - 7 years
Software	3 years
Leasehold Improvements	3 -10 years
Building	39 years

Software costs

The Company develops software for internal use only. The payroll and other costs of the Company’s software department have been expensed as incurred. Excluding the costs of support, maintenance and training functions that are not subject to capitalization, the costs of the software department were not material for the periods presented. If the internal software development costs become material, the Company will capitalize the costs based on the defined criteria for capitalization in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2004, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers in the technology industry. The Company believes that the concentration of credit risk on its accounts receivable is substantially mitigated by the Company’s evaluation process and relatively short collection terms. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses and carries a limited amount of credit insurance. Through August 31, 2004, such losses have been within management’s expectations.

In the three months ended August 31, 2003 and the nine months ended August 31, 2003, sales to no single customer exceeded 10% or more of the Company’s total revenues. In the three months ended August 31, 2004 and the nine months ended August 31, 2004, sales to one customer accounted for 10% of the Company’s total revenues in both periods. At November 30, 2003 and August 31, 2004 one customer comprised 13% and 14%, respectively, of the total consolidated accounts receivable balance.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

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

Original Equipment Manufacturer (“OEM”) supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. Once the program is implemented, the expected benefit of the program based on the estimated volume is recorded as a receivable from vendors with a corresponding reduction in the cost of inventories. As the inventories are sold, the benefit is earned and reflected as a reduction in the cost of revenue. Concurrently, the vendor receivable is collected, generally through reductions authorized by the vendor to accounts payable. The Company monitors the balances of receivables from vendors on a quarterly basis and adjusts the allowance for differences between expected and actual volume sales. For price protection programs, the Company records a reduction in the payable to the vendor and a reduction in the related inventory. Funds received for specific marketing and infrastructure reimbursements are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

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

Advertising

Costs related to advertising and promotion expenditures of products are charged to selling, general and administrative expense as incurred. To date, costs related to advertising and promotion expenditures have not been material.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income—as reported	$11,449	$7,650	$31,313	$21,371

Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	—	137	202	413

Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan (see Note 6)	(360)	—	(1,518)	—

Less: Stock-based employee compensation expense determined under fair value based method related to stock options	(858)	(648)	(2,416)	(1,915)

Net income—as adjusted	$10,231	$7,139	$27,581	$19,869

Net earnings per share—basic:
As reported	$0.43	$0.35	$1.18	$0.97
Pro forma	$0.38	$0.32	$1.04	$0.90
Net earnings per share—diluted:
As reported	$0.38	$0.32	$1.05	$0.87
Pro forma	$0.35	$0.30	$0.94	$0.82
Shares used in computing net income per share—basic
As reported	26,835	22,090	26,438	22,088
Pro forma	26,835	22,090	26,438	22,088
Shares used in computing net income per share—diluted
As reported	29,939	24,243	29,899	24,443
Pro forma	29,401	23,494	29,396	24,208

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

NOTE 3 – BALANCE SHEET COMPONENTS:

Inventories:

	August 31, 2004	November 30, 2003
Components	$37,010	$29,772
Finished goods	319,873	330,914

	$356,883	$360,686

Intangible assets:

	August 31, 2004			November 30, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$24,082	$(12,242)	$11,840	$22,482	$(10,539)	$11,943
Customer lists	5,490	(1,847)	3,643	5,490	(1,340)	4,150
Other intangible assets	4,226	(673)	3,553	3,855	(591)	3,264

	$33,798	$(14,762)	$19,036	$31,827	$(12,470)	$19,357

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

Amortization expense was $430, $817, $1,953 and $2,291 for the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, respectively. Intangible assets are being amortized over estimated useful lives of between four and eight years.

NOTE 4 - ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “Arrangement”) through a consolidated wholly-owned subsidiary to sell up to $210,000 of U.S. trade accounts receivables (the “Receivables”) to a financial institution. In connection with the Arrangement, the Company sells its Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the Receivables to the financial institution without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.90%. A separate fee based on the unused portion of the facility, at 0.375% per annum, is also charged by the financial institution. To the extent that cash was received in exchange, the amount of Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. The amount of Receivables sold to the financial institution and not yet collected from customers at November 30, 2003 and August 31, 2004 was $210,000 and $141,000, respectively. The wholly owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold Receivables at November 30, 2003 and August 31, 2004 of $138,385 and $252,871, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the Receivables totaled approximately $211,000, $187,300, $642,000 and $616,050 in the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, respectively. The gross payments to the financial institution under the Arrangement totaled approximately $191,500, $207,500, $603,500 and $685,050 in the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, respectively, which arose from the subsequent collection of Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the Receivables on behalf of the financial institution, for which it receives a service fee from the financial institution, and remits collections to the financial institution. The Company estimates that the service fee it receives approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities on its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institution totaled $908, $838, $2,328 and $2,455 for the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, respectively, and were recorded within “Other income (expense), net”.

Under the Arrangement, as amended, the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2003 and August 31, 2004.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 10, “Commitments and Contingencies” for additional information. Approximately $221,929, $303,993, $566,692 and $826,748 of the Company’s net sales were financed under these programs in the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, respectively. Approximately $35,482 and $49,049 of accounts receivable at November 30, 2003 and August 31, 2004, respectively, were subject to flooring agreements. Flooring fees were approximately $657, $463, $1,386 and $1,855 in the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, respectively, and are included within “Other income (expense), net”.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 5 – BORROWINGS:

Borrowings consist of the following:

	August 31, 2004	November 30, 2003
SYNNEX Corporation line of credit	$—	$5,000
SYNNEX Canada revolving loan	14,501	39,768
SYNNEX Japan line of credit	15,563	10,948
SYNNEX Japan term loan	1,831	9,123
SYNNEX Japan mortgage	1,025	1,168
SYNNEX Japan bonds	6,592	5,474
SYNNEX UK line of credit	—	3,443
SYNNEX China mortgage	2,445	2,674

	41,957	77,598
Less: Current portion	(31,249)	(69,464)

Non-current portion	$10,708	$8,134

NOTE 6 - STOCKHOLDERS’ EQUITY:

Initial Public Offering

The Company completed its initial public offering (“IPO”) on December 1, 2003 and sold an aggregate of 3,578 shares of its common stock. In January 2004, the underwriters of the Company’s IPO exercised a portion of their over-allotment option and purchased an additional 161 shares of common stock from the Company. Net proceeds from the IPO and the exercise of the over-allotment option aggregated approximately $48,825.

Stock Options

During the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, 909, 15, 944 and 305 stock options, respectively, were granted and at August 31, 2004 options to purchase 7,788 shares of common stock were outstanding.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions, together with the minimum value method as prescribed by SFAS No. 123, were used to estimate the fair value of stock option grants in the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Expected life (years)	5	5	5	5
Risk-free interest rate	3.7%	3.4%	3.4%	3.0%
Expected volatility	65%	0%	65%	0%
Dividend yield	0%	0%	0%	0%

The weighted-average per share grant date fair value of options granted during the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004 was $1.92, $8.93, $1.82 and $10.05, respectively.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

2003 Employee Stock Purchase Plan

The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single accumulation period is 1. The plan was approved by the Company’s stockholders and approved by its board of directors in 2003. A total of 500 shares of common stock have been reserved for issuance under the ESPP.

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

The payroll deductions in the initial accumulation period resulted in the purchase of 105 shares of common stock. The fair value of each stock is estimated on the date the employee enrolls in the ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of ESPP purchases in the accumulation period ended March 31, 2004:

Expected life (years)	1.2
Risk-free interest rate	3.2%
Expected volatility	65%
Dividend yield	0%

The weighted-average per share ESPP enrollment date fair value of common stock purchased during the accumulation period ended March 31, 2004 was $5.63.

NOTE 7 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income	$11,449	$7,650	$31,313	$21,371

Weighted average common shares—basic	26,835	22,090	26,438	22,088
Effect of dilutive securities:
Stock options	3,104	2,153	3,461	2,355

Weighted average common shares—diluted	29,939	24,243	29,899	24,443

Net income per common share—basic	$0.43	$0.35	$1.18	$0.97

Net income per common share—diluted	$0.38	$0.32	$1.05	$0.87

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

Options to purchase 1,291, 280, 1,291 and 130 shares of common stock for the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 8 - RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $35,644, $92,452, $90,274 and $303,600 during the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, respectively. Sales to MiTAC International Corporation and its affiliates during the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004 were approximately $1,044, $400, $2,272 and $1,013, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

In October 2001, as a new investment option for the Company’s deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account is to hold shares of MiTAC International Corporation and its affiliates. Between February and August 2002, the Company deposited a total of $1,500 in the account. As of November 30, 2003 and August 31, 2004, the fair market value of the common stock acquired was approximately $2,109 and $1,917, respectively.

In August 2004, the Company and MiTAC International Corporation reached a $1,245 settlement on the final purchase price related to the acquisition of our current subsidiary in the United Kingdom, which was acquired from MiTAC International Corporation in fiscal 2000. This amount is included in “Other income (expense), net”.

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

Summarized financial information related to the Company’s reportable business segments as at August 31, 2003 and 2004, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three months ended August 31, 2004:
Revenue	$1,192,777	$147,404	$1,340,181
Income from operations	15,809	3,181	18,990
Total assets	698,396	167,888	866,284

Three months ended August 31, 2003:
Revenue	$983,381	$51,884	$1,035,265
Income from operations	13,676	955	14,631
Total assets	654,876	52,677	707,553

Nine months ended August 31, 2004:
Revenue	$3,420,710	$414,683	$3,835,393
Income from operations	45,151	10,313	55,464
Total assets	698,396	167,888	866,284

Nine months ended August 31, 2003:
Revenue	$2,736,293	$137,000	$2,873,293
Income from operations	38,682	1,197	39,879
Total assets	654,876	52,677	707,553

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

For the three and nine months ended August 31, 2004 and 2003

(amounts in thousands, except for per share amounts)

(unaudited)

Summarized financial information related to the geographic areas in which the Company operated at August 31, 2003 and 2004 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three months ended August 31, 2004:
Revenue	$1,241,316	$103,475	$(4,610)	$1,340,181
Net income	11,235	293	(79)	11,449
Total long-lived assets	29,780	19,196	—	48,976

Three months ended August 31, 2003:
Revenue	$942,697	$94,234	$(1,666)	$1,035,265
Net income	7,825	(54)	(121)	7,650
Total long-lived assets	26,406	18,963	—	45,369

Nine months ended August 31, 2004:
Revenue	$3,523,610	$329,695	$(17,912)	$3,835,393
Net income	30,756	933	(376)	31,313
Total long-lived assets	29,780	19,196	—	48,976

Nine months ended August 31, 2003:
Revenue	$2,602,491	$276,231	$(5,429)	$2,873,293
Net income	21,217	514	(360)	21,371
Total long-lived assets	26,406	18,963	—	45,369

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at August 31, 2004, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 4. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2004 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

NOTE 11 – SUBSEQUENT EVENTS:

On September 18, 2004, the Company acquired all of the outstanding common stock of EMJ Data Systems Limited (“EMJ”), a publicly traded Canadian company on the Toronto Stock Exchange, for cash of approximately $40,320. EMJ is a distributor of computer products and peripherals.

On September 17, 2004, the Company entered into Amendment No. 6 dated September 17, 2004 to the Amended and Restated Credit Agreement dated July 9, 2002 (the “Amendment”) with a financial institution (see Note 4). The Amendment (i) expands the acquisitions the Company may engage in without first obtaining the lender’s consent, (ii) expands the investments the Company may engage in without first obtaining the lender’s consent to include capital contributions and/or loans to the Company’s Canadian subsidiary, (iii) increases the amount of debt the Company’s domestic subsidiaries may incur, (iv) increases the amount of debt the Company may guarantee for its Canadian subsidiary and (v) reduces the minimum fixed charge coverage ratio and provides additional exemptions from the fixed charges used in the calculation of this ratio.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC, the demand for our contract assembly services, revenue, gross margin, selling, general and administrative expenses, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, use of our working capital, thefts at our warehouses, market consolidation, expansion of our operations, competition, impact of new rules and regulations affecting public companies, statements regarding our securitization program and sources of revenue and anticipated revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under “Factors That May Affect Our Operating Results,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics, contract assembly and demand generation marketing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2003 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the three and nine months ended August 31, 2004, our two largest OEM suppliers, HP and IBM, accounted for approximately 40% and 39% of our revenue, respectively.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and nine-month periods ended August 31, 2004 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2003. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(95.92)	(95.46)	(95.79)	(95.41)

Gross margin	4.08	4.54	4.21	4.59
Selling, general and administrative expenses	(2.66)	(3.13)	(2.76)	(3.20)

Income from operations	1.42	1.41	1.45	1.39
Interest expense, net	(0.01)	(0.03)	(0.03)	(0.05)
Other income (expense), net	(0.08)	(0.19)	(0.14)	(0.17)

Income before income taxes and minority interest	1.33	1.19	1.28	1.17
Provision for income taxes	(0.48)	(0.46)	(0.47)	(0.43)
Minority interest in subsidiaries	0.00	0.01	0.01	(0.00)

Net income	0.85%	0.74%	0.82%	0.74%

Three Months Ended August 31, 2004 and 2003

Revenue

	Three Months Ended August 31, 2004 (in thousands)	Three Months Ended August 31, 2003 (in thousands)	% Change
Revenue	$1,340,181	$1,035,265	29.5%

On a segmented basis, our distribution revenue increased 21.3% to $1.19 billion in the three months ended August 31, 2004 from $983.4 million in the prior year, and our contract assembly revenue increased 184.1% to $147.4 million in the three months ended August 31, 2004 from $51.9 million in the prior year. The increase in distribution revenue was primarily attributable to market share increases and reasonable demand for products through the IT distribution channel, primarily in North America. Our market share increases were a result of our increased selling efforts, including the hiring of additional sales staff, and overall improved service offerings, including inventory availability, financing and marketing. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, seasonal declines in our non-North American distribution businesses and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved over the past year, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The increase in contract assembly revenue was the result of an increase in products we assemble for our primary OEM customer, Sun Microsystems as well as sales to new customers. We currently expect our assembly business revenue level to have seasonal fluctuations in the foreseeable quarters, but we currently do not anticipate increases and decreases in revenues as significant as we have experienced over the past few years.

Gross Margin

	Three Months Ended August 31, 2004 (in thousands)	Three Months Ended August 31, 2003 (in thousands)	% Change
Gross Profit	$54,700	$47,016	16.3%
Percentage of revenue	4.08%	4.54%	(10.1)%

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. The decrease in gross margin percentage was primarily a result of lower margins in the distribution segment. Distribution gross margin percentage decreased primarily due to customer mix, as sales volumes to larger customers, which generally carry lower margins due to competitive and volume reasons, increased. Our contract assembly gross margin percentage also decreased due to our overall increased business over the prior year and the associated product mix. While we currently expect that our total gross margin percentage will be relatively stable from third quarter 2004 levels, our gross margins may decrease further in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEM’s.

Selling, General and Administrative Expenses

	Three Months Ended August 31, 2004 (in thousands)	Three Months Ended August 31, 2003 (in thousands)	% Change
Selling, general and administrative expenses	$35,710	$32,385	10.3%
Percentage of revenue	2.66%	3.13%	(15.0)%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing and distribution and contract assembly administration. Selling, general and administrative expenses also include deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. While selling, general and administrative expenses increased in the third quarter of 2004 from the prior year, as a percentage of revenue, selling, general and administrative expenses declined in the quarter ended August 31, 2004 to 2.7% from 3.1% in the prior year. The dollar increase was primarily the result of incremental expenses associated with our increased revenue in the United States, including the hiring of additional sales personnel. In addition, our general and administrative costs have increased due to incremental costs associated with being a public company, including compliance with the Sarbanes-Oxley Act of 2002. These amounts were somewhat offset by a decrease in deferred compensation expense. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $4.2 million for the three months ended August 31, 2004, compared to $3.6 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

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

Income from Operations

	Three Months Ended August 31, 2004 (in thousands)	Three Months Ended August 31, 2003 (in thousands)	% Change
Income from operations	$18,990	$14,631	29.8%

Income from operations as a percentage of revenue of 1.4% for the three months ended August 31, 2004 improved slightly from the prior year as the decline in our gross margin percentage was slightly lower than the decline in our selling, general and administrative expenses, as a percentage of sales, primarily as a result of our efforts to control costs.

On a segmented basis, our distribution operating income as a percentage of distribution revenue decreased to approximately 1.3% in the three months ended August 31, 2004 as compared to 1.4% in the prior year, and our contract assembly operating income as a percentage of contract assembly revenue was approximately 2.2% in the three months ended August 31, 2004, up from 1.8% in the prior year. The decrease in the distribution operating income percentage was primarily due to incremental expenses associated with our increased revenue in the United States and additional costs associated with being a public company. This was partially offset by a decrease in the operating loss from our operations in Mexico to a loss of $0.3 million in the three months ended August 31, 2004 from a loss of $0.5 million for the same quarter of 2003 as well as a decrease in deferred compensation expense of $0.5 million. While the decrease in deferred compensation expense had an effect on operating income, there was no effect on net income as the decrease in deferred compensation expense was offset by an investment loss, which is recorded in other income and expense. The decrease in the operating loss in Mexico was due to focusing more attention and resources in Mexico to reduce the operating losses, which have been generated by this entity over the past year. The increase in contract assembly operating margin was primarily due to the sharp increase in revenues, which allowed for the absorption of fixed overhead and other administrative expenses.

Interest Expense, net

	Three Months Ended August 31, 2004 (in thousands)	Three Months Ended August 31, 2003 (in thousands)	% Change
Interest expense, net	$124	$352	(64.8)%

Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments and customer receivables. Interest expense of $0.4 million in the three months ended August 31, 2004 decreased from the prior year as a result of lower average borrowings outstanding. Interest income increased to $0.3 million in the third quarter of 2004 compared to $0.2 million in the third quarter of 2003 as a result of higher average cash and short term investments balances on hand and interest earned from customer receivables.

Other Income (Expense), net

	Three Months Ended August 31, 2004 (in thousands)	Three Months Ended August 31, 2003 (in thousands)	% Change
Other Income (Expense), net	$(1,108)	$(1,930)	(42.6)%

Amounts recorded in other income (expense), net include fees associated with third party accounts receivable flooring arrangements, fees associated with the sale of accounts receivable through our securitization facility, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. The decrease in other income (expense), net was primarily due to the receipt of $1.2 million from the settlement of the final purchase price related to the acquisition of our current subsidiary in the United Kingdom, which was acquired in fiscal 2000. This decrease was partially offset by a $0.5 million increase in investment losses related to deferred compensation as well as an increase in foreign currency transaction losses of $0.3 million in the three months ended August 31, 2004 as compared with the prior year.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 35.9% in the three months ended August 31, 2004 as compared with an effective tax rate of 39.1% in the prior year. The decrease in our effective tax rate from the third quarter of 2003 versus the third quarter of 2004 was primarily a result of permanent differences related to tax benefits from stock option exercises. This decrease was partially offset by increases to our effective tax rate as a result of a higher percentage of our total taxable income realized in the United States where our corporate tax rate is generally higher and the loss in our Mexico operation, which did not result in an income tax benefit.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to others. Our subsidiaries in Japan and Mexico have minority stockholders. We received a benefit of $75,000 and $134,000 in the three months ended August 31, 2004 and 2003, respectively, from minority interest, primarily because minority stockholders in our Mexican subsidiary absorbed part of the loss of that subsidiary.

Nine Months Ended August 31, 2004 and 2003

Revenue

	Nine Months Ended August 31, 2004 (in thousands)	Nine Months Ended August 31, 2003 (in thousands)	% Change
Revenue	$3,835,393	$2,873,293	33.5%

On a segmented basis, our distribution revenue increased 25.0% to $3.42 billion in the nine months ended August 31, 2004 from $2.74 billion in the prior year, and our contract assembly revenue increased 202.7% to $414.7million in the nine months ended August 31, 2004 from $137.0 million in the prior year. The increase in distribution revenue was primarily attributable to market share increases and continued improvement in the demand for products through the IT distribution channel, primarily in North America. Our market share increases were a result of our increased selling efforts, including the hiring of additional sales staff, and overall improved service offerings, including inventory availability, financing and marketing. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, seasonal declines in our non-North American distribution businesses and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved over the past year, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The increase in contract assembly revenue was the result of an increase in products we assemble for our primary OEM customer, Sun Microsystems as well as sales to new customers.

Gross Margin

	Nine Months Ended August 31, 2004 (in thousands)	Nine Months Ended August 31, 2003 (in thousands)	% Change
Gross Profit	$161,386	$131,847	22.4%
Percentage of revenue	4.21%	4.59%	(8.3)%

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. The decrease in gross margin percentage was primarily a result of lower margins in the distribution segment. Distribution gross margin percentage decreased primarily due to customer mix, as sales volumes to larger customers, which generally carry lower margins due to competitive and volume reasons, increased. Our contract assembly gross margin percentage also decreased due to our overall increased business over the prior year and the associated product mix.

Selling, General and Administrative Expenses

	Nine Months Ended August 31, 2004 (in thousands)	Nine Months Ended August 31, 2003 (in thousands)	% Change
Selling, general and administrative expenses	$105,922	$91,968	15.2%
Percentage of revenue	2.76%	3.20%	(13.8)%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing and distribution and contract assembly administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. While selling, general and administrative expenses increased in the first nine months of 2004 from the prior year, as a percentage of revenue, selling, general and administrative expenses declined in the nine months ended August 31, 2004 to 2.8% from 3.2% in the prior year. The dollar increase was primarily the result of incremental expenses associated with our increased revenue in North America, including the hiring of additional sales personnel and an increase in deferred compensation expense. In addition, our general and administrative costs were impacted by incremental costs associated with being a public company, including compliance with the Sarbanes-Oxley Act of 2002. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $11.6 million for the nine months ended August 31, 2004, compared to $9.9 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

Income from Operations

	Nine Months Ended August 31, 2004 (in thousands)	Nine Months Ended August 31, 2003 (in thousands)	% Change
Income from operations	$55,464	$39,879	39.1%

Income from operations as a percentage of revenue of 1.4% for the nine months ended August 31, 2004 improved slightly from the prior year as the decline in our gross margin percentage was slightly lower than the decline in our selling, general and administrative expenses, as a percentage of sales, primarily as a result of our efforts to control costs.

On a segmented basis, our distribution operating income as a percentage of distribution revenue decreased to approximately 1.3% in the nine months ended August 31, 2004 as compared to 1.4% in the prior year, and our contract assembly operating income as a percentage of contract assembly revenue was approximately 2.5% in the nine months ended August 31, 2004 up from 0.9% in the prior year. The decrease in the distribution operating income percentage was primarily due to an operating loss of approximately $1.3 million in the nine months ended August 31, 2004 from our operations in Mexico versus operating income of approximately $0.2 million for the same period in 2003, incremental expenses associated with our increased revenue in the United States and additional costs associated with being a public company. This was partially offset by a decrease in deferred compensation expense to income of $0.4 million in the nine months ended August 31, 2004 from income of $0.2 million for the same period in 2003. While the decrease in deferred compensation expense had an effect on our operating income, there was no effect on net income as the decrease in deferred compensation expense was offset by investment income, which is recorded in other income and expense. The operating loss in Mexico was primarily a result of a weak local economy and long customer payment cycles. The increase in contract assembly operating margin was primarily due to the sharp increase in revenues, which allowed for the absorption of fixed overhead and other administrative expenses.

Interest Expense, net

	Nine Months Ended August 31, 2004 (in thousands)	Nine Months Ended August 31, 2003 (in thousands)	% Change
Interest expense, net	$927	$1,437	(35.5)%

Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments and customer receivables. Interest expense of $1.9 million in the nine months ended August 31, 2004 decreased from $2.1 million in the prior year as a result of lower average borrowings outstanding. Interest income increased to $0.9 million in the nine months ended August 31, 2004 compared to $0.6 million in the prior year as a result of higher average cash and short term investments balances on hand and interest earned from customer receivables.

Other Income (Expense), net

	Nine Months Ended August 31, 2004 (in thousands)	Nine Months Ended August 31, 2003 (in thousands)	% Change
Other Income (Expense), net	$(5,492)	$(4,901)	12.1%

Amounts recorded in other income (expense), net include fees associated with third party accounts receivable flooring arrangements, fees associated with the sale of accounts receivable through our securitization facility, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. The increase in other income (expense), net was primarily due to an increase in revenue volumes resulting in higher fees associated with third party accounts receivable flooring arrangements, and fees associated with the sale of accounts receivable through our securitization facility. In addition, there was an increase in foreign exchange losses of approximately $0.9 million over the first nine months of 2003 and a $0.2 million increase in investment losses related to deferred compensation. These increased expenses were partially offset by the receipt of $1.2 million from the settlement of the final purchase price related to the acquisition of our current subsidiary in the United Kingdom, which was acquired in fiscal 2000.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 36.7% in the nine months ended August 31, 2004 as compared with an effective tax rate of 36.6% in the prior year. The increase in our effective tax rate from the nine months ended August 31, 2003 versus the prior year as a result of a higher percentage of total taxable income realized in the United States where our corporate tax rate is generally higher. The tax rate increase was also attributable to the loss in our Mexico operation, which did not result in an income tax benefit. These increases were offset by permanent differences related to tax benefits from stock option exercises.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to others. Our subsidiaries in Japan and Mexico have minority stockholders. We received a benefit of $276,000 and $106,000 in the nine months ended August 31, 2004 and 2003 from minority interest, primarily because minority stockholders in our Mexican subsidiary absorbed part of the loss or income of that subsidiary.

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

We had positive net working capital of $217.4 and $307.1 million at November 30, 2003 and August 31, 2004, respectively. We believe that cash flows from operations, the proceeds from our initial public offering, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash used in operating activities was $21.6 million in the nine months ended August 31, 2004. Cash used in operating activities in the nine months ended August 31, 2004 was primarily attributable to net income of $31.3 million and depreciation and amortization of $5.4 million offset by the use of cash for working capital of $58.6 million. The cash used for working capital in the nine months ended August 31, 2004 was primarily due to increases in accounts receivable and receivable from vendors, partially offset by an increase in accounts payable. Working capital was used to fund increased distribution inventory levels to support market share increases as well as to support the increase in contract assembly revenues. The fluctuations in these working capital balances were primarily due to a net decrease of $69.0 million in sales of accounts receivable to General Electric Capital Corporation under our securitization program. Absent this net decrease in sales of accounts receivable, our cash provided by working capital would have been $10.4 million and net cash provided by operating activities would have been $47.4 million.

Net cash used in investing activities was $6.4 million in the nine months ended August 31, 2004. The use of cash was primarily the result of capital expenditures of $4.5 million, mostly for leasehold improvements and computer equipment upgrades, and the acquisition of BSA Sales, Inc. for $2.1 million.

Net cash provided by financing activities was $26.5 million in the nine months ended August 31, 2004 and was primarily related to proceeds from our initial public offering and stock option exercises of $56.8 million, offset by net debt payments of $35.0 million, primarily on our SYNNEX Canada revolving loan.

Capital Resources

Our cash and cash equivalents totaled $22.1 million and $20.7 million at November 30, 2003 and August 31, 2004, respectively.

Off Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $210.0 million of U.S. trade accounts receivable to General Electric Capital Corporation, which expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivables to the financial institution. Sales of the accounts receivables to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to General Electric Capital Corporation are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.90% per annum. At November 30, 2003 and August 31, 2004, the amount of our accounts receivable sold to and held by General Electric Capital Corporation under this accounts receivable securitization program totaled $210.0 million and $141.0 million, respectively. The decrease in the first nine months of fiscal 2004 was due to payments to General Electric Capital Corporation from the proceeds of our initial public offering. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. As we have in prior periods, we expect we will increase this facility if our revenue levels continue to increase. Under the program, we continue to service the accounts receivable, and receive a service fee from General Electric Capital Corporation. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We have issued guarantees to certain vendors of our subsidiaries for the total amount of $73.6 million as of November 30, 2003 and $71.7 million as of August 31, 2004.

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

On Balance Sheet Arrangements

We have entered into a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the prime rate plus 1.0% or LIBOR plus 2.0% at our option. The balance outstanding at November 30, 2003 was $5.0 million. There were no borrowings outstanding under the Revolver at August 31, 2004.

Our subsidiary, SYNNEX Canada, has a revolving loan agreement with a financial institution. At August 31, 2004 the credit limit was C$100.0 million and matures in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution plus 0.2% or at the BA rate plus 1.7% for Canadian Dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.7% for U.S. Dollar denominated loans. The balance outstanding at November 30, 2003 and August 31, 2004 was $39.8 and $14.5 million, respectively.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $64.2 and $57.5 million at November 30, 2003 and August 31, 2004, respectively. At November 30, 2003 and August 31, 2004, we had borrowings of $19.4 and $15.6 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $18.4 and $11.9 million at November 30, 2003 and August 31, 2004, respectively. The expiration dates of these facilities range from 2004 to 2012. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after August 31, 2004 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Contractual obligations
Principal debt payments	$11,893	$1,185	$6,032	$2,370	$2,306
Non-cancelable operating leases	31,266	6,909	16,564	3,846	3,947

Total	$43,159	$8,094	$22,596	$6,216	$6,253

Factors That May Affect Our Operating Results

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and weakness in IT spending;

•	the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers;

•	market acceptance and product life of the products we assemble and distribute;

•	competitive conditions in our industry, which may impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights;

•	changes in our costs and operating expenses; and

•	the contribution to our total revenue of our international operations.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP and IBM products represented approximately 33% and 7%, respectively, of our total revenue in the quarter ended August 31, 2003 and approximately 28% and 12%, respectively, of our total revenue for the quarter ended August 31, 2004. For the nine months ended August 31, 2003 sales of HP and IBM products accounted for approximately 32% and 8%, respectively, of our total revenue and approximately 27% and 11%, respectively, of our total revenue for the nine months ended August 31, 2004. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

Our primary contract assembly customer, Sun Microsystems, accounted for approximately $50.2 million or 96.8% of our contract assembly revenue in the quarter ended August 31, 2003 and approximately $137.1 million or 93.0% of our contract assembly revenue in the quarter ended August 31, 2004. Sun Microsystems accounted for approximately $131.7 million or 96.1% of our contract assembly revenue in the nine months ended August 31, 2003 and approximately $400.7 million or 96.6% of our contract assembly revenue in the nine months ended August 31, 2004. Sun Microsystems accounted for less than 10% of our total revenue in the three and nine months ended August 31, 2003 and accounted for 10% of our total revenue in the three and nine months ended August 31, 2004. Revenue from Sun Microsystems has decreased in two of the past three years and could decrease in the future. Our business with Sun Microsystems is dependent upon obtaining new orders from this customer. In addition, the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ needs. Our relationship with Sun Microsystems evolved from a customer relationship initiated by MiTAC International and is a joint relationship with MiTAC International. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we were unable to obtain assembly contracts for new and successful products our business and operating results would suffer. For example, our loss of contract assembly business from Compaq Computer Corporation, or Compaq, in fiscal 2001 had a material adverse effect on our revenue and operating results in subsequent periods.

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

We have international operations in Canada, China, Japan, Mexico and the United Kingdom. In the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, approximately 20%, 17%, 22% and 19%, respectively, of our total revenue was generated outside the United States. In the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, approximately 11%, 9%, 13% and 11%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. As of August 31, 2004, we had 126 personnel in IT systems support and software development, of which 80 are located in China. In addition, we also conduct general and administrative activities from our facility in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In the three months ended August 31, 2003 and 2004 and the nine months ended August 31, 2003 and 2004, approximately 20%, 17%, 22% and 19%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenues related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

As of August 31, 2004, we had approximately $42.0 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of August 31, 2004, approximately $141.0 million of our accounts receivable were sold to and held by General Electric Capital Corporation under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

External factors such as potential terrorist attacks, acts of war or geopolitical and social turmoil in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation, our ability to obtain adequate insurance at reasonable rates or require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value these charges. If we elected or were required to record a non-cash expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in the three and nine months ended August 31, 2004, had we accounted for stock-based compensation plans under SFAS No. 123 as amended by SFAS No. 148, earnings per share would have been reduced by $0.05 and $0.14 per share, respectively. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. In fiscal 2003, Mr. Miau received a discretionary bonus of $550,000 for his performance as Chairman. For fiscal year 2004, our Compensation Committee has recommended and the Board of Directors has approved a $225,000 retainer for Mr. Miau. Mr. Miau’s fiscal year 2004 compensation is based primarily upon his non-executive back-up role to Mr. Huang in the event Mr. Huang were unable to serve as President and Chief Executive Officer and certain time commitments devoted to us as our Chairman. Any future compensation payable to Mr. Miau will be based upon the recommendation of the Compensation Committee and subject to the approval of the Board of Directors. We have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board. Fred Breidenbach, David Rynne and Dwight Steffensen are the current members of our Audit Committee.

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, owns approximately 15.5% of Synnex Technology International and approximately 9.1% of MiTAC International. MiTAC International indirectly owns 0.33% of Synnex Technology International and Synnex Technology International owns approximately 1.3% of MiTAC International. In addition, MiTAC International indirectly owns approximately 8.9% of Mitac Incorporated and Synnex Technology International owns approximately 14.4% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 20% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity, from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of August 31, 2004, our executive officers, directors and principal stockholders own approximately 74% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of August 31, 2004, our executive officers, directors and principal stockholders beneficially owned approximately 74% of our outstanding common stock. In particular, MiTAC International, through its affiliates, beneficially owned approximately 73% of our outstanding common stock.

MiTAC International and its affiliates own a controlling interest in us as of August 31, 2004. As a result, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of the decrease in their ownership in us, we may lose these services and relationships which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine-month periods ended August 31, 2004 from our Annual Report on Form 10-K for the year ended November 30, 2003. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended November 30, 2003.

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

ITEM 5. Other Information

As permitted by Rule 10b5-1 promulgated under the Exchange Act, certain of our executive officers, directors and other employees have set up predefined, structured stock trading programs with their brokers to sell shares of our common stock. The stock trading programs allow a broker acting on behalf of the executive officer, director or other employee to trade our common stock during blackout periods or while the executive officer, director or other employee may be aware of material, nonpublic information, if the trade is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when the executive officer, director or employee was not aware of any material, nonpublic information. Our executive officers, directors and other employees may also trade our common stock outside of the stock trading programs set up under Rule 10b5-1 subject to blackout periods and insider trading rules.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on the following:

•	June 24, 2004 to furnish our press release announcing the financial results for the quarter ended May 31, 2004.

•	July 15, 2004 to file our press release announcing the definitive business combination agreement to acquire EMJ Data Systems Limited (“EMJ”).

•	August 10, 2004 to file our press release announcing that SYNNEX Acquisition Canada Limited had mailed to EMJ shareholders its offer circular and related documents in connection with the previously announced take-over bid.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2004

SYNNEX Corporation

By:	/s/ Robert Huang
Robert Huang
Chief Executive Officer

By:	/s/ Dennis Polk
Dennis Polk
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.