Form 10-K
period 2004-11-30
SYNNEX CORP
filed 2005-02-14
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-31892

SYNNEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2703333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

44201 Nobel Drive Fremont, California	94538 (Zip Code)
(Address of principal executive offices)

(510) 656-3333

(Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange on February 3, 2005) was approximately $197,008,060. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2005, there were 28,226,633 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders to be held on March 23, 2005.

SYNNEX CORPORATION

2004 FORM 10-K

PART I

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC, our distribution and contract assembly services, our strategy with respect to international operations, our plan to continue our investment in IT services, adequacy of our facilities, revenue, gross margin, selling, general and administrative expenses, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, use of our working capital, thefts at our warehouses, market consolidation, expansion of our operations, competition, impact of new rules and regulations affecting public companies, statements regarding our securitization program and sources of revenue and anticipated revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Result,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

SYNNEX and the SYNNEX logo are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Item 1.	Business Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics, contract assembly and demand generation marketing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2004 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers.

In our distribution operations, we purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as HP, IBM, Intel, Microsoft and Panasonic and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. We currently distribute and market approximately 20,000 products (as measured by active SKUs) from over 100 OEM suppliers to more than 20,000 resellers.

Our contract assembly operations are generally related to building IT systems such as personal computers, workstations and servers. By leveraging the inventory management capabilities and system component supplier relationships of our distribution business, we provide cost-effective IT system assembly.

Because we offer distribution, contract assembly, logistics and demand generation marketing services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong and expanding relationships with these OEMs and our reseller customers.

We were incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We reincorporated in the State of Delaware under the name “SYNNEX Corporation” in October 2003.

Our Products and Suppliers

We distribute a full range of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 100 OEM suppliers, enabling us to offer comprehensive solutions to our reseller customers. Our primary OEM suppliers for fiscal 2004 and representative products we currently distribute for them include the following:

Supplier	Representative Products
HP	Desktop and Notebook PCs, Printers, Imaging Products, Supplies, Servers, Storage Products
IBM	Desktop and Notebook PCs, Servers, Storage Systems, Software
Intel	CPUs, Motherboards, Networking Products
Lexmark	Printers and Supplies
Microsoft	Operating Systems, Application Software
NEC-Mitsubishi	Displays and Monitors
Panasonic	Notebook PCs
Seagate	Hard Disk Drives
Symantec	Security Software
Toshiba America	Notebook PCs
ViewSonic	Displays and Monitors
Xerox	Printers and Supplies

Our largest OEM supplier is HP. Revenue from the sale of HP products represented approximately 30.7% and 27.4% of our revenue for fiscal 2003 and 2004 respectively. We entered into a U.S. Business Development Partner Agreement with Hewlett-Packard Company on November 6, 2003, which governs our relationship with HP in the United States. The agreement remains in effect until May 31, 2005 unless terminated earlier in accordance with its terms. As is typical with our OEM supplier agreements, either party many terminate the agreement upon 30 days written notice. In addition, either party may terminate the agreement with cause upon 15 days written notice. “Cause” is not defined in the agreement. In the event the agreement is terminated for cause or if we in any way fail to perform any of our obligations under the agreement, any and all agreements between us and HP for the resale of any and all products, support and services shall automatically terminate upon such default or termination. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorney fees. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Our subsidiaries in Canada and Mexico have territorial supplier agreements with subsidiaries of HP located in the same countries.

During fiscal 2004, our distribution product mix by category was in the following ranges:

Product Category:
Peripherals	29%-33%
IT Systems	26%-30%
System Components	22%-26%
Software	10%-14%
Networking Equipment	3%-7%

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

Our OEM suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our reseller customers. We generally do not independently warrant the products we distribute; however, we warrant our services with regard to products that we configure for our reseller customers, and the products that we assemble from components purchased from other sources. Historically, our warranty expense has not been material.

Our Customers

Distribution

We currently distribute IT products to more than 20,000 resellers. Resellers are classified primarily by the end-users to which they sell as well as the services they provide. End-users include large corporations, governments, small-to medium-sized businesses, or SMBs, and personal users. In addition, resellers vary greatly in size and geographic reach. No reseller accounted for more than 10% of our total revenue in fiscal 2003 or 2004. Our reseller customers buy from us and other distributors. Some of our larger reseller customers also buy certain products directly from OEM suppliers. Some of our largest reseller customers include Apptis, Business Depot, CDW and Insight.

Contract Assembly

The customers of our contract assembly business are IT product OEMs seeking to outsource product assembly and production logistics. Currently our primary contract assembly customer is Sun Microsystems. No contract assembly customer accounted for more than 10% of our total revenue in fiscal 2003. Sun Microsystems accounted for approximately 10% of our total revenue in fiscal 2004.

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

Financing Services. We offer our reseller customers a wide range of financing options, including net terms, third party leasing and floor plan financing, letters of credit and arrangements where we collect payment directly from the end-user. The availability and terms of our financing services are subject to our credit policies or those of third-party financing providers to our reseller customers.

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

Demand Generation Marketing. We offer a system that generates awareness and demand for products and services, including business and channel development, integrated sales and marketing campaigns, lead development and product marketing strategic planning and consulting.

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

Sales and Marketing

As of November 30, 2004, we employed 887 sales and marketing professionals. We serve our large government and commercial reseller customers through dedicated sales professionals. We market to smaller resellers through dedicated regional sales teams. In addition, we have dedicated product marketing and sales specialists that focus on the sale and promotion of the products of selected suppliers. These specialists are also directly involved in establishing new relationships with leading OEMs and resellers. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities and ensuring customer satisfaction. We have sales offices in North and Latin America and Asia and attempt to locate our sales and marketing professionals in close proximity to our reseller customers.

We also have a sales team dedicated to cultivating new contract assembly opportunities with IT product OEMs. On selected opportunities, this team works with MiTAC International representatives to offer OEMs comprehensive outsourced supply chain solutions. This joint sales effort enables us to deliver complete design-to-delivery solutions for our OEM customers.

Our Operations

Distribution

We operate 18 distribution facilities in the United States, Canada, China, Japan and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. In the United States, we operate ten distribution facilities that are geographically dispersed to be near end-users. This regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were centralized resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

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

Contract Assembly

We operate our principal assembly facilities in the United States and the United Kingdom. In our contract assembly business, we source materials, assemble IT systems, and ship completed products on behalf of our OEM customers. We generally assemble IT systems, including personal computers, workstations and servers, incorporating system components from our distribution inventory and other sources. Additionally, we perform production value added services, including kitting, asset tagging, hard-drive imaging and reconfiguration. Our contract assembly facilities are ISO 9001:2000 certified.

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

International Operations

Approximately 21% and 20% of our total revenue for fiscal 2003 and 2004, respectively, originated outside of the United States. A key element in our business strategy has been to expand our global presence in order to provide our distribution and contract assembly capabilities to OEMs in locations that meet their regional requirements. Consistent with this strategy, we have established international operations in Canada, China, Japan, Mexico and the United Kingdom.

Purchasing

Product costs represent our single largest expense and IT product inventory is one of our largest working capital investments. Furthermore, product procurement from our OEM suppliers is a highly complex process that involves marketing incentive programs, rebate programs, price protection, volume and early payment discounts and other arrangements. Consequently, efficient and effective purchasing operations are critical to our success.

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

The purchasing group is supported by employees based in China, who handle daily back-office routine functions such as purchase order issuance, changes to purchase orders and returns. Having a purchasing support team in China allows us to benefit from highly skilled and lower cost labor.

Managing our OEM supplier incentive programs is another critical function of our purchasing group. We attempt to maximize the benefit of incentives, rebates and volume and early payment discounts that our OEM suppliers offer us from time-to-time. We carefully evaluate these purchasing benefits relative to our product handling and carrying costs so that we do not over-invest in our inventory. We also closely monitor inventory levels on a product-by-product basis and plan purchases to take advantage of OEM supplier provided price protection. By managing inventory levels at each of our regional distribution facilities, we can minimize our shipping costs by stocking products near to our resellers and their end-user customers.

Financial Services

We offer various credit terms to our customers as well as prepayment, credit card and cash on delivery terms. We also collect outstanding accounts receivable on behalf of our reseller customers in certain markets. In issuing credit to our reseller customers, we closely and continually monitor their credit worthiness through our information systems, which contain detailed information on each customer’s payment history, as well as through periodic detailed credit file reviews by our financial services staff. In addition, we participate in a North American credit association whose members exchange customer credit rating information. We have also purchased credit insurance in some geographies to further control credit risks. Finally, we establish reserves for estimated credit losses in the normal course of business.

We also sell to certain reseller customers where the transactions are financed by a third-party floor plan financing company. The expenses charged by these financing companies are generally paid by us. We generally receive payment from these financing institutions within 15 days from the date of sale, depending on the specific arrangement.

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

To allow our customers and suppliers to communicate and transact business with us in an efficient and consistent manner, we have implemented a mix of proprietary and off-the-shelf software programs, which integrate our IT systems with those of our customers and suppliers. In particular, we maintain EDI and web-based communication links with many of our reseller customers to enable them to search for products, check real-time price, inventory availability and specifications, place and track orders, receive invoices and process returns. We plan to continue making significant investments in our IT systems to facilitate the flow of information, increase our efficiency and lower transaction costs.

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

Our current major competitors in IT product distribution include Bell Microproducts, Ingram Micro and Tech Data and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers, which also sell directly to resellers and end-users. The distribution industry has recently undergone, and continues to undergo, major consolidation. During this period, a number of significant players within the IT distribution industry exited or merged with other players within the distribution market. We have participated in this consolidation through our acquisitions of Merisel Canada, Gates/Arrow and EMJ Data Systems Limited, and we are continuing to evaluate other opportunities.

Our current competitors in contract assembly include Benchmark Electronics, Celestica, Foxconn, Sanmina-SCI and Solectron. We also face competition from the manufacturing and assembly operations of our current and potential customers, which continually evaluate the relative benefits of internal manufacturing and assembly compared to outsourcing.

Many of our competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us and may have more developed relationships with their existing customers. We attempt to offset our scale disadvantage by focusing on a limited number of leading OEMs to represent, running the most efficient and low cost operation possible and offering a high level of customer service.

Employees

As of November 30, 2004, we had 2,043 full-time employees, including 887 in sales and marketing, 747 in distribution and assembly operations, and 409 in executive, finance, IT and administration. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our production capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled approximately 633 at November 30, 2004. Our employees are not represented by a labor union nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

Our Web Site is http://www.synnex.com. We make available free of charge, on or through our Web Site, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission (“SEC”). Information contained on our Web Site is not a part of this report. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our Web Site’s investor relations page, our code of ethics.

The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements of the Company. All reports that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 2.	Properties

Our principal executive offices are located in Fremont, California. We operate more than 40 distribution, assembly and administrative facilities in six different countries encompassing a total of approximately 1.8 million square feet. We lease each of these facilities, except a 62,500 square foot sales and marketing facility in Greenville, South Carolina, a 13,000 square foot distribution and administrative facility in Pittsboro, North Carolina, a 100,000 square foot distribution center in Ontario, Canada, a 40,800 square foot administrative facility in China, a 9,500 square foot administrative facility in Japan and a 124,000 square foot administrative and assembly facility in the United Kingdom, which we own. In the United States, we operate 16 principal facilities with a total area of approximately one million square feet of space. Leases for our current facilities expire between March 2005 and April 2014. Our principal assembly facility is located in Fremont, California and our principal distribution facilities are located in Edison, New Jersey, Memphis, Tennessee, Los Angeles, California and Toronto, Ontario. We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current operating needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings. We are from time to time involved in legal proceedings in the ordinary course of business, including the following:

On May 1, 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against us and our wholly owned Canadian subsidiary, SYNNEX Canada Limited. The suit claims that we have infringed on Seanix’s exclusive rights to its Canadian Trademark Registration and caused confusion between the two companies resulting from, among other things, our use of marks confusingly similar to the Seanix trademarks. The complaint seeks injunctive relief and monetary damages in an amount to be determined. Substantial discovery has taken place; however, no trial date has been set.

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

On September 1, 2004, the United States Bankruptcy Court for the Northern District of Texas entered judgment in favor of DSLangdale Two, LLC and DSLangdale Three, LLC, Inc. in the amount of $4,238,318 against Daisytek (Canada) Inc., a wholly owned subsidiary of EMJ Data Systems Limited, a company that we acquired in September 2004. The Texas judgment is currently under appeal. Subsequently, on November 22, 2004, plaintiffs sought to enforce the Texas judgment in the Ontario Superior Court of Justice. The Ontario court has stayed execution of the Texas judgment pending the outcome of the appeal of the Texas litigation.

In addition, we are involved in various bankruptcy preference actions where we were a supplier to the companies now in bankruptcy. For example, on March 14, 2002, the trustees of the bankruptcy estate of Inacom Corp. filed a bankruptcy preference action in the United States Bankruptcy Court for the District of Delaware against us. On May 13, 2004, the trustees of the bankruptcy estate of Macronet Group, Ltd. filed a bankruptcy preference action in the United States Bankruptcy Court for the Northern District of Illinois against us. On August 6, 2004, the trustees of the bankruptcy estate of QPS, Inc. filed a bankruptcy preference action in the United States Bankruptcy Court for the Central District of California against us. These preference actions are filed by the trustee of the bankruptcy estate on behalf of the bankrupt entity’s debtors and generally seek to have payments made by the bankrupt entity within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt entity’s creditors. The amounts sought to be returned in the various preference actions range from $5,200 to $700,000. In the majority of the actions, limited discovery has taken place and some trial dates have been set.

We believe that the outcome of these actions will not have a material adverse effect on our financial condition, results of operations or cash flows. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of November 30, 2004:

Name	Age	Position
Robert Huang	59	President, Chief Executive Officer and Director
John Paget	55	President of North America and Chief Operating Officer
Peter Larocque	43	Executive Vice President, Distribution
Dennis Polk	38	Chief Financial Officer and Senior Vice President, Corporate Finance
Simon Leung	39	General Counsel and Corporate Secretary

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

John Paget is our President of North America and Chief Operating Officer and has served in this capacity since joining us in May 2004. He previously held the position of Senior Vice President and General Manager of GE Technology Financial Services, a part of GE Commercial Finance, a General Electric company since January 2003. Prior to GE Technology Financial Services, Mr. Paget served as President and Chief Executive Officer of GE Access, a worldwide distributor of Unix Products. Throughout his tenure at GE Access, Mr. Paget held a variety of executive management positions in sales and operations and was with the company since 1997. Mr. Paget received a B.S. in Administrative Services from Pepperdine University.

Peter Larocque has served as our Executive Vice President of Distribution since June 2001 and previously served as our Senior Vice President of Sales and Marketing from September 1997 until June 2001. Mr. Larocque is responsible for our North American distribution business. Mr. Larocque received a Bachelor of Science degree in Economics from the University of Western Ontario, Canada.

Dennis Polk is our Chief Financial Officer and Senior Vice President of Corporate Finance and has served in this capacity since joining us in February 2002. From March 2001 through January 2002, Mr. Polk provided services, primarily in the capacity of chief financial officer, for several entities. From February 2000 to February 2001, Mr. Polk served as the Vice President, Finance at DoveBid, Inc., a capital asset disposition and valuation firm. From December 1995 to January 2000, Mr. Polk was first the Corporate Controller and later the Senior Vice President of Finance and Principal Financial Officer of Savoir Technology Group, Inc., a computer systems distributor and contract assembler. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University and is a Certified Public Accountant.

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

Fiscal 2003	High	Low
Fourth Quarter (since November 25, 2003)	$14.60	$13.95

Fiscal 2004
First Quarter	$19.85	$13.65
Second Quarter	$21.00	$16.01
Third Quarter	$19.10	$14.40
Fourth Quarter	$21.89	$15.23

As of February 3, 2005, our common stock was held by 42 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors. In addition, our credit facilities place restrictions on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Item 8 of this Report. The selected consolidated statement of operations and cash flow data presented below for the fiscal years ended November 30, 2002, 2003 and 2004 and the consolidated balance sheet data as of November 30, 2003 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and other data for the fiscal years ended November 30, 2000 and 2001 and the consolidated balance sheet data as of November 30, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements that are not included in this Report. The consolidated statements of operations data generally include the operating results from our acquisitions from the closing date of each acquisition. Historical operations results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 and note 4 to our consolidated financial statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ending November 30,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$3,802,629	$3,224,390	$3,767,882	$4,126,240	$5,313,991
Cost of revenue	(3,626,317)	(3,060,304)	(3,593,982)	(3,938,524)	(5,089,013)

Gross profit	176,312	164,086	173,900	187,716	224,978
Selling, general and administrative expenses	(106,489)	(106,197)	(123,418)	(129,850)	(145,998)

Income from operations	69,823	57,889	50,482	57,866	78,980
Interest expense, net	(452)	(1,397)	(1,422)	(1,961)	(1,502)
Other income (expense), net	6,845	(12,813)	(4,207)	(8,771)	(7,663)

Income from continuing operations before income taxes and minority interest	76,216	43,679	44,853	47,134	69,815
Provision for income taxes	(33,373)	(17,608)	(16,837)	(17,360)	(23,550)
Minority interest in subsidiaries	(832)	(274)	16	222	300

Income from continuing operations	42,011	25,797	28,032	29,996	46,565
Loss from discontinued operations	(5,577)	—	—	—	—

Net income	$36,434	$25,797	$28,032	$29,996	$46,565

Net income per common share, basic:
Income from continuing operations	$1.96	$1.18	$1.27	$1.36	$1.74
Loss from discontinued operations	(0.26)	—	—	—	—

Net income per common share, basic	$1.70	$1.18	$1.27	$1.36	$1.74

Net income per common share, diluted:
Income from continuing operations	$1.72	$1.06	$1.16	$1.22	$1.55
Loss from discontinued operations	(0.23)	—	—	—	—

Net income per common share, diluted	$1.49	$1.06	$1.16	$1.22	$1.55

	November 30,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,564	$15,730	$15,503	$22,079	$28,726
Working capital	116,292	187,235	200,021	217,397	316,935
Total assets	636,434	565,034	629,075	789,928	999,697
Current borrowings under term loans and lines of credit	32,121	18,104	19,685	69,464	74,996
Long-term borrowings	2,090	43,036	38,714	8,134	13,074
Total stockholders’ equity	157,823	183,372	213,218	252,814	369,656

	Fiscal Years Ended November 30,
	2000	2001	2002	2003	2004
	(in thousands)
Other Data:
Depreciation and Amortization	$6,753	$9,350	$8,337	$7,412	$7,845

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our services, economic and industry trends, revenue, gross margin, selling, general and administrative expense, our expectations regarding future revenues, fluctuations in future operating results and future expenses, our estimates regarding our capital requirements and our needs for additional financing, expansion of our operations through investments or acquisitions, our relationships with strategic partners, original equipment manufacturers and reseller customers, critical accounting policy effects, use of our working capital, the adequacy of our facilities, the outcome of litigation, expectations regarding dividends, our competitive position, our ability to attract customers, expansion of our operations, impact of new rules and regulations affecting public companies, statements regarding our securitization program and sources of revenue and anticipated revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry and fluctuations in general economic condition and the risks set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics, contract assembly and demand generation marketing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2004 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers.

Because we offer distribution, contract assembly and complementary supply chain services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enable us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in Asia, Europe and North and Latin America.

Revenue and Cost of Revenue

We derive our revenue primarily through the distribution of IT systems, peripherals, system components, software and networking equipment, and, to a lesser extent, from contract assembly. We recognize revenue in both our distribution and contract assembly operations as products are shipped, if a purchase order exists, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. Our distribution sales are made to reseller customers on a purchase order basis and generally relate to a specific order from a reseller’s end-user customer. Our contract assembly sales are generated from specific purchase orders received from our OEM customers for a specified unit quantity. We do not have long-term sales agreements with our reseller or contract assembly customers.

Revenue from our distribution business represented 90.1%, 94.4% and 89.1% of our total revenue in fiscal 2002, 2003 and 2004, respectively. In our distribution business, our primary customers are resellers. None of our reseller customers accounted for more than 10% of our total revenue in fiscal 2002, 2003 or 2004. Approximately 35.0%, 30.7% and 27.4% of our total revenue in fiscal 2002, 2003 and 2004, respectively, was derived from the sale of HP products. Most of our remaining revenue is derived from the distribution and assembly of the IT products of a relatively small number of other suppliers.

Approximately 9.9%, 5.6% and 10.9% of our total revenue in fiscal 2002, 2003 and 2004, respectively, was derived from our contract assembly business. We provide contract assembly primarily to IT product OEMs. Our contract assembly revenue is dependent on a small number of customers. Revenue from contract assembly provided to Sun Microsystems accounted for less than 10% of our total revenue in fiscal 2002 and 2003 and approximately 10% of our total revenue in fiscal 2004. No other customer accounted for more than 10% of total revenue in fiscal 2004.

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

The following lists our largest acquisitions completed in the fiscal years ended November 30, 2002, 2003 and 2004:

EMJ Data Systems, Limited. During the fourth quarter of fiscal 2004, we acquired substantially all of the outstanding common stock of EMJ Data Systems Limited (“EMJ”), a publicly traded Canadian company on the Toronto Stock Exchange, for cash of approximately $45.1 million. EMJ is a distributor of computer products and peripherals. We acquired EMJ to diversify our offerings and to further expand our distribution market share in North America, primarily in Canada.

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

Investments

In the past we have made investments in an attempt to expand our offerings and to capitalize on industry trends. At November 30, 2004, we did not hold any significant equity investments and we did not have any significant equity investment activity during the fiscal years ended November 30, 2002, 2003 or 2004.

Deferred Compensation Plan

We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on unpaid amounts. Interest expense on the deferred amounts is classified in “interest expenses, net” on our consolidated statement of operations. The plan allows for the participants to direct investment of deferred amounts in equity securities. These equity investments are classified as trading securities. Generally accepted accounting principles require that gains (losses) on the deferred compensation equity securities be recorded in “other income (expense), net” and that an equal amount be charged (or credited if losses) to “selling, general and administrative expenses” relating to compensation amounts which are payable to the plan participants. Deferred compensation expense was $286,000 in fiscal 2003 and $243,000 in fiscal 2004 and a credit of $528,000 in fiscal 2002.

Unearned Stock-Based Compensation

In prior years, in connection with the granting of employee stock options that had exercise prices determined to be below fair market value on the date of grant, we have recorded unearned stock-based compensation. Unearned stock-based compensation represents the difference between the fair market value of our common stock for financial reporting purposes on the date of grant and the exercise price of these options. Unearned stock-based compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally five years, using the straight-line method. Our stock-based compensation expense relates to stock options granted to individuals and is reflected in cost of revenue and selling, general and administrative expenses. At November 30, 2004, the stock-based compensation was fully amortized.

Seasonality

Our operating results are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.

Insurance Coverage

Although from time to time we have experienced incidents of theft at various facilities, in fiscal 2003 we experienced theft as a result of break-ins at three of our warehouses in which approximately $9.4 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States. As a result of the loss, we reduced our inventory value by $9.4 million, and recorded estimated proceeds, net of deductibles as a receivable from our insurance company, included within “other current assets” on our balance sheet as of November 30, 2003. In January 2004 we received a final settlement from our insurance company, which amounted to substantially all of the receivable recorded as of November 30, 2003. These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. There is no assurance that future incidents of theft will not re-occur.

Critical Accounting Policies and Estimates

The discussions and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including those that relate to accounts receivable, vendor programs, inventories, goodwill and intangible assets and other long-lived assets, income taxes, and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. In estimating our allowance, we take into consideration the overall quality and aging of our receivable portfolio, the existence of a limited amount of credit insurance, our continuing credit evaluation of our customers’ financial conditions and collateral requirements from our customers in certain circumstances.

OEM Supplier Programs. We receive funds from OEM suppliers for inventory price protection, product rebates, marketing and infrastructure reimbursement, and promotion programs. Inventory price protection and product rebates are recorded as a reduction of cost of revenue. Marketing, infrastructure and promotion programs are recorded, net of direct costs, in selling, general and administrative expense. Any excess funds associated with these programs are recorded in cost of revenue. We accrue rebates based on the terms of the program and sales of qualifying products. Some of these programs may extend over one or more quarterly reporting periods. Amounts received or receivable from OEM suppliers that are not yet earned are deferred on our balance sheet. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. In addition, if market conditions were to deteriorate due to an economic downturn, OEM suppliers may change the terms of some or all of these programs or cease them altogether. Any such change could lower our gross margins on products we sell or revenue earned. We also provide reserves for receivables on OEM supplier programs for estimated losses resulting from OEM suppliers’ inability to pay, or rejections of such claims by OEM suppliers.

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

Goodwill, Intangible Assets and Other Long-Lived Assets. We assess potential impairment of our goodwill, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. We also assess potential impairment of our goodwill, intangible assets and other long-lived assets on an annual basis. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors we consider important, which may cause an impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

Income Taxes. As part of the process of preparing our consolidated financial statements, we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

Contingencies and Litigation. There are various claims, lawsuits and pending actions against us incident to our operations. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range within which no point is more probable than another. Based on current available information, we believe that the ultimate resolution of these actions will not have a material adverse effect on our financial position, results of operations or cash flows. As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Future revisions of our estimates could materially impact the results of our operations, financial position or cash flows.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Fiscal Years Ending November 30,
	2002	2003	2004
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(95.38)	(95.45)	(95.77)

Gross profit	4.62	4.55	4.23
Selling, general and administrative expenses	(3.28)	(3.15)	(2.75)

Income from operations	1.34	1.40	1.48
Interest expense, net	(0.04)	(0.05)	(0.03)
Other income (expense), net	(0.11)	(0.21)	(0.14)

Income before income taxes and minority interest	1.19	1.14	1.31
Provision for income taxes	(0.45)	(0.42)	(0.44)
Minority interest in subsidiaries	0.00	0.01	0.01

Net income	0.74%	0.73%	0.88%

Fiscal Years Ended November 30, 2004 and 2003

Revenue.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Revenue	$5,313,991	$4,126,240	28.8%
Distribution revenue	$4,736,982	$3,895,739	21.6%
Contract assembly revenue	$577,009	$230,501	150.3%

The increase in our distribution revenue was primarily attributable to market share increases, increased demand for products through the IT distribution channel, primarily in North America, and the acquisition of EMJ Data Systems Limited in September 2004, which contributed approximately $48.0 million in revenue in fiscal 2004. Our market share increases were a result of our increased selling efforts, including a 19% increase in sales staff in the United States, and overall improved service offerings, including inventory availability, financing and marketing. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved over the past two years, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The increase in contract assembly revenue was the result of an increase in products we assemble for our primary OEM customer, Sun Microsystems, as well as sales to new customers. We currently expect our assembly business revenue level to have seasonal fluctuations in the foreseeable quarters, but we currently do not anticipate increases and decreases in revenues as significant as we have experienced over the past two years.

Gross Profit.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Gross profit	$224,978	$187,716	19.9%
Percentage of revenue	4.23%	4.55%	(7.0)%

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. The decrease in gross margin percentage was primarily a result of lower margins in our distribution segment. Distribution gross margin percentage decreased primarily due to customer mix, as sales volumes to larger customers, which generally carry lower margins due to competitive and volume reasons, increased. Our contract assembly gross margin percentage also decreased due to our overall increased business over the prior year and the associated product and customer mix. While we currently expect that our total gross margin percentage will be relatively stable from fiscal 2004 levels, our gross margins may decrease further in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$145,998	$129,850	12.4%
Percentage of revenue	2.75%	3.15%	(12.7)%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. While selling, general and administrative expenses increased in fiscal 2004 from the prior year, as a percentage of revenue, selling, general and administrative expenses declined in fiscal 2004 to 2.8% from 3.2% in fiscal 2003. The decrease as a percentage of sales was due to our continued efforts to control costs. The dollar increase was primarily the result of incremental expenses associated with our increased revenue in the United States, including a 19% increase in sales personnel, and the acquisition of EMJ Data Systems Limited in September 2004, which accounted for an increase of approximately $2.7 million in selling, general and administrative expenses. In addition, our general and administrative costs have increased due to incremental costs associated with being a public company, including compliance with the Sarbanes-Oxley Act of 2002. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $16.3 million for fiscal 2004, compared to $13.7 million in fiscal 2003. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

While we continually strive to maintain the lowest possible cost structure in running our operations, we do expect that our selling, general and administrative expense will increase in future periods due to the related costs associated with being a public entity, and, if we continue to grow our revenues, incremental costs associated with increased revenues.

Income from Operations.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Income from operations	$78,980	$57,866	36.5%
Distribution income from operations	$64,575	$52,735	22.5%
Contract assembly income from operations	$14,405	$5,131	180.7%

Income from operations as a percentage of revenue of 1.5% for fiscal 2004 improved slightly from 1.4% in fiscal 2003 due to the decline in selling, general and administrative expense as a percentage of sales, partially offset by the decline in gross margin percentage. Despite the increase in our sales, our distribution operating income percentage was essentially unchanged primarily due to additional costs associated with being a public company and an increase in the operating loss from our operations in Mexico to a loss of $1.4 million in fiscal 2004 from a loss of $0.1 million in fiscal 2003. The increase in the operating loss in Mexico was primarily a result of a weak local economy and an increase in bad debt expense. The increase in contract assembly operating margin was primarily due to a significant increase in production volumes in fiscal 2004, which allowed for the absorption of fixed overhead and other administrative expenses.

Interest Expense, net.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Interest expense, net	$1,502	$1,961	(23.4)%

Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments. The decrease in interest expense, net, was primarily a result of relatively flat interest expense in fiscal 2004 compared to fiscal 2003, offset by higher interest income earned in fiscal 2004.

Other Income (Expense), net.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$(7,663)	$(8,771)	(12.6)%

Amounts recorded in other income (expense), net include fees associated with third party accounts receivable flooring arrangements, fees associated with the sale of accounts receivable through our securitization facility, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. Other income (expense), net decreased in fiscal 2004 from fiscal 2003 primarily due to a $3.0 million decrease in foreign currency transaction losses. This was partially offset by a $1.2 million increase in finance charges as a result of having to finance increased working capital requirements in fiscal 2004 due to higher sales volume. The foreign currency transaction losses in fiscal 2003 were incurred primarily as a result of purchases of forward contracts not conducted within normal Company hedging practices and procedures, combined with a weakening U.S. dollar.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 33.7% in fiscal 2004 as compared with an effective tax rate of 36.8% in fiscal 2003. The decrease in our income tax provision and effective tax rate was primarily a result of tax benefits from stock option exercises and a $2.0 million income tax benefit related to the release of a valuation allowance resulting from the final tax accounting of our acquisition of Merisel Canada, Inc.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to other owners of the subsidiaries. Our subsidiaries in Japan and Mexico have minority stockholders. Minority interest benefit increased to $300,000 in fiscal 2004 from a benefit of $222,000 in fiscal 2003 due to increased losses at our Mexico subsidiary.

Fiscal Years Ended November 30, 2003 and 2002

Revenue.

	Year Ended November 30, 2003	Year Ended November 30, 2002	% Change
	(in thousands)	(in thousands)
Revenue	$4,126,240	$3,767,882	9.5%
Distribution revenue	$3,895,739	$3,394,727	14.8%
Contract assembly revenue	$230,501	$373,155	(38.2)%

The increase in our distribution revenue was mainly attributable to market share increases as a result of increased selling efforts, primarily in the United States, and the acquisition of Gates/Arrow distributing in May 2002. The increase was also attributable to the commencement of our Mexico distribution operations in April 2002. Our Mexico operations accounted for $61.1 million of the distribution revenue increase in fiscal 2003 compared to fiscal 2002. Despite the significant increase in revenue from our Mexico operations, we were not satisfied with the operating margins of this entity, as discussed below. After several years of decline, product demand in the IT distribution channel stabilized in the second half of 2003, especially in the United States. The increase in our distribution revenue was somewhat mitigated by significant competition in the IT distribution marketplace, continued efforts by some OEMs, including HP, our largest OEM, to sell more of their product directly to end-users, bypassing the IT distribution channel, and general declines in average selling prices of the products we sell. The decline in contract assembly revenue was the result of a decline in demand for IT products that we assemble for our primary OEM customer, Sun Microsystems. Despite the overall decline in assembly revenue in fiscal 2003, we did experience an increase in revenues in the second half of fiscal 2003 with revenues totaling $145.4 million in the last six months of fiscal 2003 compared to $85.1 million in the first six months of fiscal 2003 due to an increase in new product sales to Sun Microsystems.

Gross Profit.

	Year Ended November 30, 2003	Year Ended November 30, 2002	% Change
	(in thousands)	(in thousands)
Gross profit	$187,716	$173,900	7.9%
Percentage of revenue	4.55%	4.62%	(1.5)%

Gross margins of 4.6% of revenue in fiscal 2003 remained virtually flat as compared with fiscal 2002. Overall gross margin was negatively impacted as the result of the change in revenue mix between our lower gross margin distribution business and our higher gross margin contract assembly business, however this was mostly offset by an increase in contract assembly gross margins. Distribution gross margin was essentially unchanged for fiscal 2003 as compared with fiscal 2002 as a result of our efforts to maintain our pricing policies in selling our products. However, we did experience a decline in our distribution gross margins in the third and fourth quarter of fiscal 2003 primarily due to increased sales volumes to larger customers, which generally carry lower margins and competitive pricing pressures. Contract assembly margins increased, primarily in the second half of the year, in fiscal 2003 compared to fiscal 2002 as a result of a favorable product mix of products with higher gross margins.

Selling, General and Administrative Expenses.

	Year Ended November 30, 2003	Year Ended November 30, 2002	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$129,850	$123,418	5.2%
Percentage of revenue	3.15%	3.28%	(4.0)%

The increase in selling, general and administrative expense was primarily a result of the commencement of our Mexico distribution operations in April 2002, which accounted for $3.4 million of the selling, general and administrative expense increase, a $2.0 million charge relating to the departure of a former executive officer, and a loss on a disposition of property and equipment of $0.9 million. Incremental expenses associated with our increased revenue in North America also contribute to the rise in selling, general and administrative expenses, however these were partially offset by decreases in selling, general and administrative expenses outside of North America and Mexico. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $13.7 million for fiscal 2003, compared to $9.5 million fiscal 2002. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

Income from Operations.

	Year Ended November 30, 2003	Year Ended November 30, 2002	% Change
	(in thousands)	(in thousands)
Income from operations	$57,866	$50,482	14.6%
Distribution income from operations	$52,735	$43,087	22.4%
Contract assembly income from operations	$5,131	$7,395	(30.6)%

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

Interest Expense, net.

	Year Ended November 30, 2003	Year Ended November 30, 2002	% Change
	(in thousands)	(in thousands)
Interest expense, net	$1,961	$1,422	37.9%

Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments. The increase in interest expense, net was primarily the result of increased borrowing activity in fiscal 2003 compared to fiscal 2002 in order to support our increase in revenue and operations.

Other Income (Expense), net.

	Year Ended November 30, 2003	Year Ended November 30, 2002	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$(8,771)	$(4,207)	(108.5)%

Other income (expense), net increased in fiscal 2003 from fiscal 2002 primarily due to a $4.7 million increase in foreign currency transaction losses. The foreign currency transaction losses were incurred primarily as a result of purchases of forward contracts not conducted within normal Company hedging practices and procedures, combined with a weakening U.S. dollar.

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

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to other owners of the subsidiaries. Our subsidiaries in Japan and Mexico have minority stockholders. Minority interest benefit increased to $222,000 in fiscal 2003 from a benefit of $16,000 in fiscal 2002 due to increased losses at our Mexico subsidiary.

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs and the sale of our accounts receivable under our securitization program for our working capital needs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, bank credit lines, the proceeds from our initial public offering and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales, and for acquisitions.

We had positive net working capital of $217.4 and $316.9 million at November 30, 2003 and 2004, respectively. We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash provided by operating activities was $0.2 million in fiscal 2004. Cash provided by operating activities in fiscal 2004 was primarily attributable to cash generated from net income of $46.6 million and depreciation and amortization of $7.6 million offset by the use of cash for working capital of $58.1 million. The cash used for working capital in fiscal 2004 was primarily due to increases in accounts receivable, receivables from vendors and inventory, partially offset by increases in accounts payable and payables to affiliates. The fluctuations in these working capital balances were primarily due to our over all increase in revenue in fiscal

2004. Also contributing to the cash used for working capital was a net decrease in sales of our accounts receivable under our accounts receivable securitization program of $13.7 million in fiscal 2004. Absent the decrease in accounts receivable sold under our securitization program, our use of cash for working capital would have been $44.4 million and net cash provided by operating activities would have been $13.9 million.

Net cash used in operating activities was $12.7 million in fiscal 2003. Cash used in operating activities in fiscal 2003 was primarily attributable to cash generated from net income of $30.0 million and depreciation and amortization of $7.4 million offset by the use of cash for working capital of $51.2 million. The cash used for working capital in fiscal 2003 was primarily due to increases in accounts receivable, receivables from vendors and inventory, partially offset by increases in accounts payable and payables to affiliates. The fluctuations in these working capital balances were primarily due to our strategy to increase inventory levels to support market share increases and overall higher revenue levels and a net increase in sales of accounts receivable to General Electric Capital Corporation under our securitization program of $52.0 million. Absent the increase in accounts receivable sold under our securitization program, our use of cash for working capital would have been $103.2 million and net cash used in operating activities would have been $64.7 million.

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

Net cash used in investing activities was $49.6 million in fiscal 2004, $2.3 million in fiscal 2003 and $63.0 million in fiscal 2002. The use of cash in fiscal 2004 was primarily the result of the acquisition of EMJ Data Systems Limited for $42.2 million and capital expenditures of $6.4 million, mostly for leasehold improvements and computer equipment upgrades. The use of cash in fiscal 2003 was primarily the result of a final payment of $1.5 million to Arrow Electronics for our Gates/Arrow Distributing acquisition and capital expenditures of $2.9 million. The use of cash in fiscal 2002 was primarily a result of our acquisition of Gates/Arrow Distributing for $42.9 million, net of cash acquired, and capital expenditures of $8.9 million.

Net cash provided by financing activities was $56.8 million in fiscal 2004 and was primarily related to proceeds from our initial public offering and stock option exercises of $61.0 million and our cash overdraft of $2.9 million, offset by net debt payments of $7.0 million. Net cash provided by financing activities was $19.9 million in fiscal 2003 and was primarily related to our cash overdraft of $9.8 million and net borrowings under our credit facilities. Net cash used in financing activities of $7.3 million in fiscal 2002 was primarily due to the net repayment of borrowings under our credit facilities.

Capital Resources

Our cash and cash equivalents totaled $22.1 million and $28.7 million at November 30, 2003 and 2004, respectively.

Off Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $210.0 million of U.S. trade accounts receivable to General Electric Capital

Corporation, which expires in August 2008. In December 2004 the accounts receivable securitization program was amended to allow us to sell up to $275.0 million of receivables. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivables to the financial institution. Sales of the accounts receivables to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to General Electric Capital Corporation are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.90% per annum. At November 30, 2003 and November 30, 2004, the amount of our accounts receivable sold to and held by General Electric Capital Corporation under this accounts receivable securitization program totaled $210.0 million and $196.3 million, respectively. The decrease in fiscal 2004 was due to payments to General Electric Capital Corporation from the proceeds of our initial public offering, partially offset by increased sales of accounts receivable under our securitization program necessary to support higher revenues. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. As we have in prior periods, we expect we will increase this facility if our revenue levels continue to increase. Under the program, we continue to service the accounts receivable, and receive a service fee from General Electric Capital Corporation. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•	a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2003 of not less than the sum of (i) the minimum net worth required under the arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year;

•	a fixed charge ratio for each rolling period from and after the closing of the arrangement of not less than 1.70 to 1.00. The fixed charge ratio is the ratio of EBITDA for the rolling period ending on such date to “fixed charges” for such period. Fixed charges means, with respect to any of our fiscal periods the sum of (a) cash interest expense during such period, plus (b) regularly scheduled payments of principal on our debt (other than debt owing under the amended arrangement, as defined) paid during such period, plus (c) the aggregate amount of all capital expenditures made by us during such period other than capital expenditures related to the purchase of and improvements to the building occupied by our subsidiary in China in an amount not to exceed $8.5 million, plus (d) income tax expense during such period, plus (e) any dividend, return of capital or any other distribution in connection with our capital stock. Rolling period means as of the end of any or our fiscal quarters, the immediately preceding four fiscal quarters (including the fiscal quarter then ending); and

•	with respect to our wholly owned subsidiary, a net worth percentage of not less than 5.0%.

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

We have also issued guarantees to certain vendors of our subsidiaries for the total amount of $73.6 million as of November 30, 2003 and $77.9 million as of November 30, 2004.

We have also issued guarantees of C$25.0 million in relation to a revolving loan agreement between SYNNEX Canada and a financial institution and $15.0 million in relation to a revolving loan agreement between SYNNEX Mexico and a financial institution.

We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically six-month to one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements

We have entered into a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75% at our option. The balance outstanding at November 30, 2003 was $5.0 million. There were no borrowings outstanding under the Revolver at November 30, 2004.

Our subsidiary, SYNNEX Canada, has a revolving loan agreement with a group of financial institutions. At November 30, 2004 the credit limit was C$100.0 million and matures in September 2007. In December 2004 the credit limit was increased to C$125.0 million. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution plus 0.2% or at the financial institution’s Bankers Acceptance rate plus 1.7% for Canadian Dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.7% for U.S. Dollar denominated loans. The balance outstanding at November 30, 2003 and 2004 was $39.8 and $56.9 million, respectively.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $64.2 and $60.6 million at November 30, 2003 and 2004, respectively. At November 30, 2003 and 2004, we had borrowings of $19.4 and $16.5 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $18.4 and $14.7 million at November 30, 2003 and 2004, respectively. The expiration dates of these facilities range from 2007 to 2012. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after November 30, 2004 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Contractual Obligations
Principal debt payments	$14,671	$1,597	$9,027	$2,418	$1,629
Non-cancelable operating leases	39,838	8,140	14,767	7,433	9,498

Total	$54,509	$9,737	$23,794	$9,851	$11,127

We are in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the quarter ending November 30, 2005. The Company is in the process of assessing the impact of adopting this new standard.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Our operating results also are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. These patterns may not be repeated in subsequent periods.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 30.7% of our total revenue in fiscal 2003 and 27.4% of our total revenue in fiscal 2004. Sales of IBM products represented approximately 11.2% of our total revenue in fiscal 2004 and less than 10% of our total revenue in fiscal 2003. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

We also receive purchase discounts and rebates from OEM suppliers based on various factors, including sales or purchase volume and breadth of customers. A decrease in net sales could negatively affect the level of volume rebates received from our OEM suppliers and thus, our gross margins. Because some rebates from OEM suppliers are based on percentage increases in sales of products, it may become more difficult for us to achieve the percentage growth in sales required for larger discounts due to the current size of our revenue base. A decrease or elimination of purchase discounts and rebates from our OEM suppliers would adversely affect our business and operating results.

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

Although from time to time we have experienced incidents of theft at various facilities, in fiscal 2003 we experienced theft as a result of break-ins at three of our warehouses in which approximately $9.4 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States. As a result of the loss, we reduced our inventory value by $9.4 million, and recorded estimated proceeds, net of deductibles as a receivable from our insurance company, included within “other current assets” on our balance sheet as of November 30, 2003. In January 2004 we received a final settlement from our insurance company that amounted to substantially all of the receivable recorded as of November 30, 2003. These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. There is no assurance that future incidents of theft will not re-occur.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

Our primary contract assembly customer, Sun Microsystems, accounted for approximately $224.7 million or 97.5% of our contract assembly revenue in fiscal 2003 and approximately $535.8 million or 92.9% of our contract assembly revenue in fiscal 2004. Sun Microsystems accounted for less than 10% of our total revenue in fiscal 2003 and 10.1% of our total revenue in fiscal 2004. Revenue from Sun Microsystems has increased in the past two years, but it could decrease in the future. The future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ needs. Our relationship with Sun Microsystems evolved from a customer relationship initiated by MiTAC International and is a joint relationship with MiTAC International. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we were unable to obtain assembly contracts for new and successful products our business and operating results would suffer. For example, a loss of contract assembly business from Sun Microsystems would have a material adverse effect on our revenue and operating results in subsequent periods.

We have pursued and intend to continue to pursue strategic acquisitions or investments in new markets and may encounter risks associated with these activities, which could harm our business and operating results.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of Merisel Canada Inc. and we have written off substantial investments in the past, one of which was eManage.com, Inc. Also, our recent acquisition of EMJ has caused an initial negative effect on our operating margins as we integrate EMJ’s systems, operations and personnel. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

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

We have international operations in Canada, China, Japan, Mexico and the United Kingdom. In fiscal 2003 and 2004, approximately 21% and 20%, respectively, of our total revenue was generated outside the United States. In fiscal 2003 and 2004, approximately 12% and 11%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of November 30, 2004, we had 328 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In fiscal 2003 and 2004, approximately 21% and 20%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenues related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We may become involved in intellectual property or other disputes that could cause us to incur substantial costs, divert the efforts of our management, and require us to pay substantial damages or require us to obtain a license, which may not be available on commercially reasonable terms, if at all.

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

Because of the capital-intensive nature of our business, we need continued access to capital, which, if not available to us, could harm our ability to operate or expand our business.

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

As of November 30, 2004, we had approximately $88.1 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of November 30, 2004, approximately $196.3 million of our accounts receivable were sold to and held by General Electric Capital Corporation under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

We rely on MiTAC International for certain manufacturing and assembly services and the loss of these services would require us to seek alternate providers, which may charge us more for their services.

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

Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International. Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there has not been a significant amount of sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement had an initial term of one year and will automatically renew for subsequent one-year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice of (a) the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Sun Microsystems under which we work with MiTAC International to provide contract assembly services to Sun Microsystems. We do not currently anticipate entering into any long-term commitments or arrangements with MiTAC International. We have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. In fiscal 2004, Mr. Miau received a retainer of $225,000 for his performance as Chairman. For fiscal year 2005, our Compensation Committee has recommended and the Board of Directors has approved a $225,000 retainer for Mr. Miau. Mr. Miau’s compensation is based primarily upon his non-executive back-up role to Mr. Huang in the event Mr. Huang were unable to serve as President and Chief Executive Officer and certain time commitments devoted to us as our Chairman. Any future compensation payable to Mr. Miau will be based upon the recommendation of the Compensation Committee and subject to the approval of the Board of Directors. We have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board. Fred Breidenbach, David Rynne and Dwight Steffensen are the current members of our Audit Committee.

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, owns approximately 15.5% of Synnex Technology International and approximately 9.1% of MiTAC International. MiTAC International indirectly owns 0.33% of Synnex Technology International and Synnex Technology International owns approximately 1.0% of MiTAC International. In addition, MiTAC International indirectly owns approximately 8.9% of Mitac Incorporated and Synnex Technology International owns approximately 14.4% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 19% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity, from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of November 30, 2004, our executive officers, directors and principal stockholders own approximately 71% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of November 30, 2004, our executive officers, directors and principal stockholders beneficially owned approximately 71% of our outstanding common stock. In particular, MiTAC International, through its affiliates, beneficially owned approximately 71% of our outstanding common stock.

MiTAC International and its affiliates own a controlling interest in us as of November 30, 2004. As a result, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of the decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

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

Currently, there is a trend towards reducing the number of authorized distributors used by the OEM suppliers. As a smaller market participant in the IT product distribution and contract assembly industries, than some of our competitors, we may be more susceptible to loss of business from further reductions of authorized distributors or contract assemblers by IT product OEMs. For example, the termination of Sun Microsystems’ contract assembly business with us would have a significant negative effect on our revenue and operating results. A determination by any of our primary OEMs to consolidate their business with other distributors or contract assemblers would negatively affect our business and operating results.

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

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution and contract assembly industries are characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, technological capabilities, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the British pound, Canadian dollar, Mexican peso and Japanese yen. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes In fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar.

The following table presents the hypothetical changes in fair values in our outstanding derivative instruments at November 30, 2003 and 2004 that are sensitive to the changes in foreign currency exchange rates. The modeling technique used measures the change in fair values arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands). Although we do not apply hedge accounting to our forward contracts, our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by marked-to-market gains and losses on the assets and liabilities corresponding to the cash flows being hedged.

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2003	$(8,897)	$(5,946)	$(3,065)	$264	$2,526	$5,251	$7,938
Forward contracts at November 30, 2004	$(11,084)	$(7,554)	$(4,083)	$(662)	$2,717	$6,059	$9,369

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

The fair value of our outstanding borrowing that is sensitive to changes in interest rates is $9.0 million and $10.5 million at November 30, 2003 and 2004, respectively. A 150-basis point increase or decrease in rates at November 30, 2004 would not result in any material change in the fair value of this obligation.

The following tables presents the hypothetical changes in interest expense related to our outstanding borrowings for the years ended November 30, 2003 and 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% for the years ended November 30, 2003 and 2004 (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$456	$482	$509	$536	$563	$590	$616
SYNNEX Canada	1,026	1,086	1,146	1,207	1,267	1,327	1,388
SYNNEX Japan	227	241	254	267	281	294	308

Total for the year ended November 30, 2003	$1,709	$1,809	$1,909	$2,010	$2,111	$2,211	$2,312

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$496	$526	$555	$584	$613	$642	$671
SYNNEX Canada	1,949	2,063	2,178	2,292	2,407	2,522	2,636
SYNNEX Japan	251	265	280	295	309	324	339

Total for the year ended November 30, 2004	$2,696	$2,854	$3,013	$3,171	$3,329	$3,488	$3,646

Equity Price Risk

The equity price risk associated with our marketable equity securities at November 30, 2003 and 2004 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

Item 8.    Financial Statements and Supplementary Data

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of SYNNEX Corporation:

We have completed an integrated audit of SYNNEX Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of November 30, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SYNNEX Corporation and its subsidiaries at November 30, 2004 and November 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of November 30, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

February 11, 2005

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	November 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,079	$28,726
Restricted cash	4,306	2,020
Short-term investments	3,832	5,051
Accounts receivable, net	263,944	372,604
Receivable from vendors, net	54,209	69,033
Receivable from affiliates	667	1,970
Inventories	360,686	408,346
Deferred income taxes	15,902	17,645
Other current assets	16,783	7,599

Total current assets	742,408	912,994
Property and equipment, net	23,938	33,851
Goodwill and intangible assets	19,357	48,722
Deferred income taxes	708	1,421
Other assets	3,517	2,709

Total assets	$789,928	$999,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$69,464	$74,996
Payable to affiliates	54,986	68,977
Accounts payable	343,071	386,638
Accrued liabilities	53,279	62,611
Income taxes payable	4,211	2,837

Total current liabilities	525,011	596,059
Long-term borrowings	8,134	13,074
Long-term liabilities	1,123	17,772
Deferred income taxes	260	1,054

Total liabilities	534,528	627,959

Minority interest in subsidiaries	2,586	2,082

Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 22,118 and 27,727 shares issued and outstanding	22	28
Additional paid-in capital	80,067	145,423
Unearned stock-based compensation	(202)	—
Accumulated other comprehensive income	7,373	12,086
Retained earnings	165,554	212,119

Total stockholders’ equity	252,814	369,656

Total liabilities and stockholders’ equity	$789,928	$999,697

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Fiscal Year Ended November 30,
	2002	2003	2004
Revenue	$3,767,882	$4,126,240	$5,313,991
Cost of revenue	(3,593,982)	(3,938,524)	(5,089,013)

Gross profit	173,900	187,716	224,978
Selling, general and administrative expenses	(123,418)	(129,850)	(145,998)

Income from operations	50,482	57,866	78,980
Interest expense, net	(1,422)	(1,961)	(1,502)
Other income (expense), net	(4,207)	(8,771)	(7,663)

Income before income taxes and minority interest	44,853	47,134	69,815
Provision for income taxes	(16,837)	(17,360)	(23,550)
Minority interest in subsidiaries	16	222	300

Net income	$28,032	$29,996	$46,565

Net income per common share—basic	$1.27	$1.36	$1.74

Net income per common share—diluted	$1.16	$1.22	$1.55

Weighted average common shares outstanding—basic	22,061	22,091	26,691

Weighted average common shares outstanding—diluted	24,251	24,555	30,111

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock- based Compen- sation	Receivables from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balances, November 30, 2001	22,047	22	79,004	(1,283)	(300)	(1,597)	107,526	183,372
Tax benefits from exercise of non-qualified employee stock options	—	—	116	—	—	—	—	116
Unearned stock-based compensation	—	—	35	(35)	—	—	—	—
Reversal of unearned stock based compensation due to terminations	—	—	(4)	4	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	561	—	—	—	561
Issuance of common stock for cash on exercise of options	34	—	100	—	—	—	—	100
Repayment of employee note receivable	—	—	—	—	300	—	—	300
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	(66)	—	(66)	$(66)
Foreign currency translation adjustment	—	—	—	—	—	803	—	803	803
Net income	—	—	—	—	—	—	28,032	28,032	28,032

Balances, November 30, 2002	22,081	22	79,251	(753)	—	(860)	135,558	213,218	$28,769

Amortization of unearned stock-based compensation	—	—	—	551	—	—	—	551
Issuance of common stock for cash on exercise of options	37	—	180	—	—	—	—	180
Accelerated vesting of previously issued employee stock options	—	—	636	—	—	—	—	636
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	206	—	206	$206
Foreign currency translation adjustment	—	—	—	—	—	8,027	—	8,027	8,027
Net income	—	—	—	—	—	—	29,996	29,996	29,996

Balances, November 30, 2003	22,118	22	80,067	(202)	—	7,373	165,554	252,814	$38,229

Amortization of unearned stock-based compensation	—	—	—	202	—	—	—	202
Tax benefits from exercise of non-qualified employee stock options	—	—	4,431	—	—	—	—	4,431
Issuance of common stock for cash on exercise of options	1,670	2	9,703	—	—	—	—	9,705
Issuance of common stock for cash on initial public offering	3,739	4	48,796	—	—	—	—	48,800
Issuance of common stock for employee stock purchase plan	200	—	2,426	—	—	—	—	2,426
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	(23)	—	(23)	$(23)
Foreign currency translation adjustment	—	—	—	—	—	4,736	—	4,736	4,736
Net income	—	—	—	—	—	—	46,565	46,565	46,565

Balances, November 30, 2004	27,727	$28	$145,423	$—	$—	$12,086	$212,119	$369,656	$51,278

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended November 30,
	2002	2003	2004
Cash flows from operating activities:
Net income	$28,032	$29,996	$46,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	5,035	4,219	4,296
Amortization of intangible assets	2,741	2,642	3,347
Amortization of unearned stock-based compensation	561	551	202
Provision for doubtful accounts	6,189	6,644	5,506
Accelerated vesting of previously issued employee stock options	—	636	—
Tax benefits from employee stock plans.	116	—	4,431
Unrealized loss (gain) on trading securities	630	606	(247)
Net realized (gain) loss on investments	(582)	(892)	23
(Gain) loss on disposal of property and equipment	105	927	(12)
Minority interest in subsidiaries	(16)	(222)	(300)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	17,642	(31,962)	(67,356)
Receivable from vendors	(376)	(18,546)	(14,383)
Receivable from affiliates	5,825	1,566	(1,300)
Inventories	(9,992)	(98,390)	(23,953)
Other assets	(10,415)	6,550	9,386
Payable to affiliates	(7,775)	37,035	13,902
Accounts payable	10,363	54,466	20,177
Accrued liabilities	21,246	(8,574)	(110)

Net cash provided by (used in) operating activities	69,329	(12,748)	174

Cash flows from investing activities:
Purchases of short-term investments	(8,406)	(3,376)	(1,243)
Proceeds from sale of short-term investments	6,016	4,166	4,527
Acquisition of businesses, net of cash acquired	(47,174)	(1,525)	(44,526)
Purchase of property and equipment, net.	(8,912)	(2,862)	(6,377)
Decrease (increase) in restricted cash	(4,500)	1,311	(2,000)

Net cash used in investing activities.	(62,976)	(2,286)	(49,619)

Cash flows from financing activities:
Cash overdraft	(5,296)	9,812	2,906
Proceeds from revolving line of credit	98,992	200,654	42,050
Payments on revolving line of credit	(98,992)	(195,654)	(47,050)
Proceeds from bank loan	517,422	585,693	763,875
Repayment of bank loan	(521,474)	(579,486)	(768,194)
Net proceeds (payments) under other lines of credit	924	(6,405)	1,166
Proceeds from issuance of bonds	—	5,132	1,844
Payments of bonds	—	—	(737)
Net proceeds from issuance of common stock	1,076	182	60,961

Net cash provided by (used in) financing activities.	(7,348)	19,928	56,821

Effect of exchange rate changes on cash and cash equivalents	768	1,682	(729)

Net increase (decrease) in cash and cash equivalents	(227)	6,576	6,647
Cash and cash equivalents at beginning of period	15,730	15,503	22,079

Cash and cash equivalents at end of period	$15,503	$22,079	$28,726

Supplemental disclosures of cash flow information:
Interest paid	$2,443	$2,744	$2,891

Income taxes paid	$18,470	$15,851	$22,638

Supplemental disclosures of non cash investing and financing activities:
Unearned stock-based compensation	$35	$—	$—

The accompanying notes are an integral part of these financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except for per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is an information technology products supply chain services company. The Company’s supply chain outsourcing services include distribution, contract assembly, logistics and demand generation marketing. SYNNEX is headquartered in Fremont, California and has operations in North and Latin America, Asia and Europe.

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

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At November 30, 2004, MiTAC International Corporation and its affiliates had a combined ownership of approximately 71% in the Company.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority owned subsidiaries in which no substantive participating rights are held by minority stockholders. All significant intercompany accounts and transactions have been eliminated.

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

Restricted cash

The Company provides letters of credit to vendors on behalf of its subsidiary in Asia. The Company is required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2003 and 2004, the Company had restricted cash balances of $4,306 and $2,020, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

Inventories

Inventories are stated at the lower of cost or market. Cost is computed based on the weighted average method. Inventories consist of finished goods purchased from various manufacturers for distribution resale and components used for contract assembly. The Company records inventory reserves for quantities in excess of demand, cost in excess of market value and product obsolescence.

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

Equipment and Furniture	5-7 years
Software	3 years
Leasehold Improvements	3-10 years
Buildings	39 years

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they are reviewed annually for impairment, or more frequently if impairment indicators exist. During the fourth quarter of fiscal 2004, the Company performed its annual test of goodwill and determined there was no impairment.

Intangible assets

Intangible assets consist of vendor lists, customer lists, trade names and land rights, which are amortized on a straight-line basis over their estimated lives. Intangible assets are amortized over a period of three to ten years. Intangible assets acquired in the years ended November 30, 2001 and 2002 are amortized over eight years. Vendor and customer lists acquired prior to November 30, 2000 were initially amortized over 15 years. Effective December 1, 2001, the remaining useful lives of these assets were reduced to 8 years. The effect of the change was to increase the amortization of intangible assets by $513 per year for the eight years beginning in the year ended November 30, 2002.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2004, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers in the technology industry. The Company believes that the concentration of credit risk on its accounts receivable is substantially mitigated by the Company’s evaluation process and relatively short collection terms. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through November 30, 2004, such losses have been within management’s expectations.

In fiscal 2003, sales to no single customer exceeded 10% or more of the Company’s total revenues. In fiscal 2004, sales to one customer accounted for 10% of the Company’s total revenues. At November 30, 2003 and 2004 one customer comprised 13% and 9%, respectively, of the total consolidated accounts receivable balance.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash, accounts receivable and accounts payable, the carrying amounts approximate fair value due to the short maturities. The amount shown for borrowings also approximates fair value since current interest rates offered to the Company for debt of similar maturities are approximately the same. The estimated fair values of foreign exchange contracts are based on market prices or current rates offered for contracts with similar terms and maturities. The ultimate amounts paid or received under these foreign exchange contracts, however, depend on future exchange rates. The gains or losses are recognized as “Other income (expense), net” based on changes in the fair value of the contracts, which generally occur as a result of changes in foreign currency exchange rates.

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies, with the exception of the Company’s UK operation, which records its transactions in U.S. dollars. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the quarter. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net”. During the years ended November 30, 2002, 2003 and 2004, the Company recorded transaction losses of $177, $4,935 and $1,959, respectively.

Stock-based compensation

The Company’s employee stock option plan is accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). Expense associated with stock-based compensation is amortized on a straight-line basis over the vesting period of the individual award.

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

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Fiscal Years Ended November 30,
	2002	2003	2004
Net income—as reported.	$28,032	$29,996	$46,565
Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	561	1,187	202
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	—	—	(1,613)
Less: Stock-based employee compensation expense determined under fair value based method related to stock options.	(2,553)	(4,079)	(3,429)

Net income—as adjusted	$26,040	$27,104	$41,725

Net earnings per share—basic:
As reported	$1.27	$1.36	$1.74
Pro forma.	$1.18	$1.23	$1.56
Net earnings per share—diluted:
As reported	$1.16	$1.22	$1.55
Pro forma.	$1.09	$1.13	$1.42
Shares used in computing net income per share— basic:
As reported	22,061	22,091	26,691
Pro forma.	22,061	22,091	26,691
Shares used in computing net income per share— diluted:
As reported	24,251	24,555	30,111
Pro forma.	23,872	23,930	29,410

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution that could occur if stock options were exercised. The calculations of net income per common share are presented in Note 14.

Recently issued accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter ending November 30, 2005. The Company is in the process of assessing the impact of adopting this new standard.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 3—BALANCE SHEET COMPONENTS:

	November 30,
	2003	2004
Accounts receivable, net
Trade accounts receivables	$279,267	$397,504
Less: Allowance for doubtful accounts	(9,797)	(12,023)
Less: Allowance for sales returns	(5,526)	(12,877)

	$263,944	$372,604

Accounts receivable, net
Receivables from vendors	$58,237	$73,128
Less: Allowance for doubtful accounts	(4,028)	(4,095)

	$54,209	$69,033

Inventories
Components	$29,772	$41,309
Finished goods	330,914	367,037

	$360,686	$408,346

Property and equipment, net
Equipment and computers	$33,262	$38,059
Furniture and fixtures	5,396	7,159
Vehicles	497	413
Buildings and land	22,379	30,296

	61,534	75,927
Less: Accumulated depreciation	(37,596)	(42,076)

	$23,938	$33,851

Goodwill and Intangible Assets:

	November 30,
	2003			2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$—	$—	$—	$23,631	$—	$23,631
Vendor lists	22,482	(10,539)	11,943	22,898	(12,843)	10,055
Customer lists	5,490	(1,340)	4,150	13,133	(2,204)	10,929
Other intangible assets	3,855	(591)	3,264	4,878	(771)	4,107

	$31,827	$(12,470)	$19,357	$64,540	$(15,818)	$48,722

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Amortization expense was $2,741, $2,642 and $3,347 for the years ended November 30, 2002, 2003 and 2004, respectively. Intangible assets are being amortized over estimated useful lives of between three and ten years. Estimated future amortization expense is as follows:

Years ending November 30,
2005	$3,980
2006	3,880
2007	3,880
2008	3,650
2009	3,635
thereafter	6,066

$25,091

	November 30,
	2003	2004
Accrued liabilities:
Payroll related accruals	$13,925	$15,139
Deferred compensation liability	14,903	14,374
Royalty and warranty accruals	2,970	3,823
Sales and value-add tax payable	5,593	4,288
Other accrued liabilities	15,888	24,987

	$53,279	$62,611

NOTE 4—ACQUISITIONS:

Acquisitions during the year ended November 30, 2004

EMJ Data Systems Limited

During the fourth quarter of fiscal 2004, the Company acquired all of the outstanding common stock of EMJ Data Systems Limited (“EMJ”), a publicly traded Canadian company on the Toronto Stock Exchange, for cash of approximately $45,056. EMJ is a distributor of computer products and peripherals. The results of operations of EMJ are included in the Company’s consolidated financial statements from the date of acquisition.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The purchase consideration has been allocated as follows, based on the estimated fair value of asset acquired and liabilities assumed:

	Fair Value
Purchase Consideration
Cash	$44,695
Acquisition costs	361

	$45,056

	Fair Value	Amortization Period
Allocation
Accounts receivable	$36,847	—
Goodwill	20,817	—
Inventories	17,519	—
Fixed assets	6,099	—
Other assets	3,310	—
Identifiable intangible assets	8,387	3-10 years
Borrowings	(11,061)	—
Accounts payable and accruals	(13,239)	—
Long-term liabilities	(16,074)	—
Other liabilities	(7,549)	—

	$45,056

The goodwill was assigned to the distribution segment and is not expected to be deductible for tax purposes.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of EMJ had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and additional finance charges related to the financing of the purchase consideration of the acquisitions.

	Fiscal Years Ended November 30,
	2003	2004
	(unaudited)
Revenue	$4,280,496	$5,529,485
Net income	$31,183	$46,312
Net income per common share—basic	$1.41	$1.74
Net income per common share—diluted	$1.27	$1.54

On March 1, 2004, the Company acquired all of the common stock of BSA Sales, Inc. (“BSA”), a privately held company, for approximately $2,100. An additional $2,000 can be earned by BSA’s selling stockholders by meeting certain performance objectives through March 1, 2005. The purchase price allocation and pro forma financial information for the acquisition of BSA are not presented herein as the impact to the Company’s financial statements is not significant.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

The aggregate purchase consideration of the three acquisitions in fiscal 2002 was $48,509 plus acquisition costs of $190, and has been allocated to the assets acquired and liabilities assumed as follows:

	Fair Value
Purchase Consideration
Cash	$48,509
Acquisition costs	190

	$48,699

	Fair Value	Amortization Period
Allocation
Accounts receivable	$41,893	—
Inventories	15,416	—
Property and equipment	4,278	—
Customer lists	3,086	8 years
Accounts payable	(15,974)	—

	$48,699

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

Fiscal Year Ended November 30, 2002
Revenue	$4,000,270
Net income	$26,733
Net income per common share—basic	$1.21
Net income per common share—diluted	$1.10

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of periods presented, nor are they necessarily indicative of future operating results.

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	November 30,
	2003			2004
	Original Cost	Unrealized Losses	Fair Value	Original Cost	Unrealized Losses	Fair Value
Short-Term:
Trading	$4,801	$(1,236)	$3,565	$5,805	$(997)	$4,808
Available-for-sale	757	(490)	267	757	(514)	243

	$5,558	$(1,726)	$3,832	$6,562	$(1,511)	$5,051

Short-term trading securities consist of equity securities relating to the Company’s deferred compensation plan (Note 11). Short-term and long-term available-for-sale securities primarily consist of investments in other companies’ equity securities.

Total realized gains on investments were $582 and $892 for the fiscal years ended November 30, 2002 and 2003, respectively. Total realized losses on investments were $23 for the fiscal year ended November 30, 2004.

NOTE 6—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “Arrangement”) through a consolidated wholly-owned subsidiary to sell up to $210,000 of U.S. trade accounts receivables (the “Receivables”) to a financial institution. In connection with the Arrangement, the Company sells its Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the Receivables to the financial institution without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.90%. A separate fee based on the unused portion of the facility, at 0.375% per annum, is also charged by the financial institution. To the extent that cash was received in exchange, the amount of Receivables sold to the financial institution has been recorded as a true

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. The amount of Receivables sold to the financial institution and not yet collected from customers at November 30, 2003 and 2004 was $210,000 and $196,300, respectively. The wholly-owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold Receivables at November 30, 2003 and 2004 of $138,385 and $213,492, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the Receivables totaled approximately $672,500, $809,500 and $930,250 in 2002, 2003 and 2004, respectively. The gross payments to the financial institution under the Arrangement totaled approximately $586,500, $757,500 and $943,950 in 2002, 2003 and 2004, respectively, which arose from the subsequent collection of Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the Receivables on behalf of the financial institution, for which it receives a service fee from the financial institution, and remits collections to the financial institution. The Company estimates that the service fee it receives approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institution totaled $2,786, $3,003 and $3,431 for 2002, 2003 and 2004, respectively, and were recorded within “Other income (expense), net”.

Under the Arrangement, as amended, the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2003 and 2004.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 18, “Commitments and Contingencies” for additional information. Approximately $836,906, $855,629 and $1,166,417 of the Company’s net sales were financed under these programs in 2002, 2003 and 2004, respectively. Approximately $35,482 and $54,152 of accounts receivable at November 30, 2003 and 2004, respectively, were subject to flooring agreements. Flooring fees were approximately $2,013, $1,999 and $2,960 in 2002, 2003 and 2004, respectively, and are included within “Other income (expense), net”.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 7—BORROWINGS:

Borrowings consist of the following:

	November 30,
	2003	2004
SYNNEX USA line of credit	$5,000	$—
SYNNEX Canada revolving loan	39,768	56,877
SYNNEX Canada term loan	—	2,275
SYNNEX Japan line of credit	10,948	16,521
SYNNEX Japan term loan	9,123	1,944
SYNNEX Japan mortgage	1,168	1,088
SYNNEX Japan bonds	5,474	6,997
SYNNEX UK line of credit	3,443	—
SYNNEX China mortgage	2,674	2,368

	77,598	88,070
Less: Current portion	(69,464)	(74,996)

Non-current portion	$8,134	$13,074

SYNNEX USA senior secured revolving line of credit

The Company has entered into a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions, which is secured by the Company’s inventory. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market up to a maximum borrowing of $45,000. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75% at the Company’s option. A fee of 0.30% per annum is payable with respect to the unused portion of the commitment. The Company is required to comply with minimum net worth and minimum fixed charge ratio covenants. The Company was in compliance with these covenants at November 30, 2003 and 2004. During the year ended November 30, 2003, the Company borrowed and repaid approximately, $200,654 and $195,654, respectively, and during 2004, the Company borrowed and repaid approximately $42,050 and $47,050, respectively, under the Revolver.

SYNNEX USA corporate margin account arrangement

On April 1, 1997, the Company entered into a corporate account arrangement with a security broker, allowing the Company to perform margin transactions. Under the terms of the margin account, the Company may borrow funds to purchase publicly traded securities at an interest rate of 4.5% to 7.5%. Borrowings are restricted to 50% of the equity held in the brokerage account and are collateralized by the marketable securities. There were no borrowings outstanding at November 30, 2003 and 2004.

SYNNEX Canada revolving loan

SYNNEX Canada Limited has a four-year C$100,000 revolving loan agreement with a group of financial institutions that expires in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable and are guaranteed, up to C$25,000, by the Company. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution plus 0.2% or the financial institution’s Bankers Acceptance rate plus 1.7% for Canadian

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.7% for U.S. Dollar denominated loans. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The loan agreement contains covenants, which SYNNEX Canada Limited was in compliance with for the year ended November 30, 2003 and 2004. The balance outstanding at November 30, 2003 and 2004 was $39,768 and $56,877, respectively.

SYNNEX Canada term loan

Upon acquisition of EMJ (see Note 4), the Company assumed a term loan with a Canadian bank. This Canadian Dollar denominated loan bears interest at the bank’s floating rate (6.25% at November 30, 2004), is payable in monthly installments through January 2011 and had a total of $0 and $2,275 outstanding as of November 30, 2003 and 2004, respectively.

SYNNEX Japan line of credit

SYNNEX Japan has Japanese Yen denominated lines of credit with several Japanese banks, with total available credit under these facilities of $39,961 as of November 30, 2004. Under the lines of credit, approximately $10,948 and $16,521 was outstanding at November 30, 2003 and, 2004, respectively, bearing interest at fixed rates ranging from 1.37% to 1.38% per annum.

SYNNEX Japan term loan

SYNNEX Japan had a total of $9,123 and $1,944 outstanding as of November 30, 2003 and 2004, respectively, under Japanese yen denominated term loan agreements with two Japanese banks. The amounts are due in April 2007, and bear interest at fixed rates ranging from 1.28% to 1.77% per annum.

SYNNEX Japan mortgage

SYNNEX Japan has a Japanese Yen denominated mortgage loan with a Japanese bank. Total amount outstanding under the mortgage was approximately $1,168 and $1,088 at November 30, 2003 and 2004, respectively, bearing interest at a fixed rate of 3.10% per annum. The mortgage is repayable between 2005 and 2012 and is secured by SYNNEX Japan’s office building in Japan.

SYNNEX Japan K.K. bonds

SYNNEX Japan issued three Japanese Yen denominated bonds in February 2003, July 2003 and June 2004. These bonds bear interest at 0.45%, 0.57% and 0.84% per year, respectively, and are to be redeemed through July 2008. The three bonds are guaranteed by a bank in Japan, and a fee of 0.70%, 0.70% and 0.80%, respectively, of the guaranteed amount are payable to the bank every year. At November 30, 2004, the carrying value of the bonds is $6,997.

SYNNEX UK term loans

SYNNEX UK has a British Pound denominated loan agreement with a financial institution, which is collateralized by real estate. The total credit available under this facility was $1,894 as of November 30, 2004, and there were no borrowings outstanding at November 30, 2003 and 2004. This facility bears interest at LIBOR plus 1.5%.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

SYNNEX UK has a British Pound denominated loan agreement with a financial institution. The total credit available under this facility was $3,788 as of November 30, 2004 and there were no borrowings outstanding at November 30, 2003 and 2004. The facility bears interest at the financial institution’s prime rate plus 1.5%.

SYNNEX Beijing, Ltd. mortgage

In September 2002, SYNNEX (Beijing), Ltd. obtained a Chinese Renminbi denominated mortgage loan with a financial institution for approximately $3,055. The mortgage is repayable by 2012 and is secured by the real estate in Beijing. The interest rate is adjustable based on a lending rate as determined by People’s Bank of China. For fiscal year 2004 the rate was 5.51%. The balance outstanding at November 30, 2003 and 2004 was $2,674 and $2,368, respectively.

SYNNEX Mexico Revolving Loan

In June 2003, SYNNEX Mexico entered into a revolving loan agreement consisting of $15,000 with a financial institution. Borrowings bear an interest rate of TiiE plus 3.25% per year and are collateralized by accounts receivable. There were no borrowings outstanding at November 30, 2003 and 2004.

Future principal payments

Future principal payment under the above loans as of November 30, 2004 are as follows:

Fiscal Years Ending November 30,
2005	$74,996
2006	3,542
2007	5,486
2008	1,598
2009	820
thereafter	1,628

$88,070

Guarantees

SYNNEX USA has also issued guarantees to certain of its subsidiaries’ vendors for trade credit lines, totaling $73,600 and $77,911 as of November 30, 2003 and 2004, respectively.

NOTE 8—LONG-TERM LIABILITIES:

DEBENTURES

The Company assumed subordinated debentures in the amount of $10,266 as part of its acquisition of EMJ (see Note 4). These debentures have a three-year term, are not collateralized, pay interest at a rate of 12% and are due in September 2006.

PREFERENCE SHARES

The Company assumed preference shares in the amount of $7,068 as part of its acquisition of EMJ (see Note 4). The preference shares have an annual cumulative dividend at a rate of 8% for three years and are due in September 2006.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

PROMISSORY NOTE

The Company assumed a non-interest bearing promissory note in the amount of $1,771 as part of its acquisition of EMJ (see Note 4). Interest is imputed on this Canadian Dollar denominated debt at a rate of 5% per annum and it is payable in October 2037. The discounted value of this debt is $397 at November 30, 2004.

NOTE 9—DERIVATIVE INSTRUMENTS:

In the normal course of business, the Company enters into currency forward contracts to protect itself from the risk that the eventual cash outflows or inflows resulting from purchase or sale of inventory will be adversely affected by exchange rate fluctuations. The Company does not apply hedge accounting to these currency forward contracts; and has not designated any of them as hedging instruments. As of November 30, 2002, 2003 and 2004, the Company had unrealized losses (gains) of $192, $(264), and $662 respectively, as a result of fair value changes on its outstanding currency forward contracts. These unrealized losses and gains were charged (credited) to “Other income (expense), net” during the year.

The Company’s policy is to not allow the use of derivatives for trading or speculative purposes. During the year ended November 30, 2003, the Company incurred losses of $3,729 on foreign currency exchange contracts not purchased within the Company’s policy.

NOTE 10—INCOME TAXES:

	Fiscal Years Ended November 30,
	2002	2003	2004
Current tax provision:
Federal	$13,892	$15,856	$19,216
State	2,693	3,048	3,710
Foreign	599	1,051	1,755

	17,184	19,955	24,681

Deferred tax provision (benefit):
Federal	$(311)	$(1,660)	$964
State	6	(357)	127
Foreign	(42)	(578)	(2,222)

	(347)	(2,595)	(1,131)

Total tax provision	$16,837	$17,360	$23,550

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Net deferred tax assets consist of the following:

	Fiscal Years Ended November 30,
	2003	2004
Inventory reserves	$2,477	$2,563
Bad debt and sales return reserves	3,579	5,740
Vacation and profit sharing accruals	1,742	1,108
Depreciation and amortization	325	(3,236)
State tax deduction	570	492
Deferred compensation	5,830	5,631
Net operating losses.	7,719	7,675
Other	2,326	354
Valuation allowance	(8,218)	(2,315)

Net deferred tax assets	$16,350	$18,012

The valuation allowance relates to deferred tax assets in tax jurisdictions outside the United States for which realization of the assets is uncertain.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2002	2003	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
States taxes, net of federal income tax benefit	4.0	4.1	4.2
Foreign taxes	1.9	0.7	2.1
Effect of unbenefitted tax assets	(3.4)	(2.9)	(5.4)
Permanent differences	0.6	0.2	(2.3)
Other	(0.6)	(0.3)	0.1

Effective income tax rate	37.5%	36.8%	33.7%

At November 30, 2004, the Company had approximately $1,159 of federal operating loss carryforwards available to offset future taxable income, which expire in varying amounts from November 30, 2005 to November 30, 2008. Additionally, the Company had $1,238 in net operating loss carryforwards for the Company’s subsidiary in Mexico that begin to expire in 2012 and $3,715 in net operating loss carryforwards for the Company’s Canadian subsidiary that begin to expire in 2006. Events that cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

During fiscal 2004, the Company recognized a $1,971 tax benefit related to the final tax accounting of its acquisition of Merisel Canada, Inc.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 11—DEFERRED COMPENSATION PLAN:

The Company has a deferred compensation plan for certain directors and officers. The plan is designed to permit eligible officers and directors to accumulate additional income through a nonqualified deferred compensation plan that enables the officer or director to make elective deferrals of compensation to which he or she will become entitled in the future.

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

As of November 30, 2003 and 2004, the deferred compensation liability balance was $14,903 and $14,374, respectively. Of the balances deferred, $3,565 and $4,808 have been invested in equity securities at November 30, 2003 and 2004, respectively, and are classified as trading securities. The Company has recorded gains (losses) in “Other income (expense), net” on the trading securities of $(528), $286 and $243 for the years ended November 30, 2002, 2003 and 2004, respectively. An amount equal to these gains (losses) has been charged (credited) to selling, general and administrative expenses, relating to compensation amounts which are payable to the directors and officers.

NOTE 12—EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute the lesser of up to 15% of their gross compensation or the maximum amount as provided by law. Employees become eligible to participate in the Plan six months after their employment date. The Company can make discretionary contributions under the Plan. During 2002, 2003 and 2004, the Company contributed $178, $177 and $179, respectively.

NOTE 13—STOCKHOLDERS’ EQUITY:

Initial Public Offering

The Company completed its initial public offering (“IPO”) on December 1, 2003 and sold an aggregate of 3,578 shares of its common stock. In January 2004, the underwriters of the Company’s IPO exercised a portion of their over-allotment option and purchased an additional 161 shares of common stock from the Company. Net proceeds from the IPO and the exercise of the over-allotment option aggregated approximately $48,800.

2003 Stock Incentive Plan

The Company’s 2003 Stock Incentive Plan is intended to serve as the successor plan to its 1997 Stock Option/Stock Issuance Plan, Special Executive Stock Option/Stock Issuance Plan and its 1993 Stock Option

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

The number of authorized shares under the 2003 Stock Incentive Plan shall not exceed 14,112 shares of common stock. No participant in the 2003 Stock Incentive Plan may receive option grants or stock appreciation rights for more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. In 2004, the Board of Directors granted 1,142 options at exercise prices ranging from $14.11 to $19.58 per share.

Under the 2003 Stock Incentive Plan:

Qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock.

Qualified employees and non-employee directors, advisors and consultants are eligible for the grant of nonstatutory stock options and restricted stock grants.

Qualified non-employee directors are eligible to receive automatic option grants to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the date of grant. Non-employee directors who first join the board after the plan is effective will receive an initial option grant of twenty five thousand shares, and all non-employee directors will be eligible for annual option grants for five thousand shares for each year they continue to serve.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The following table summarizes the stock options outstanding and exercisable under the Company’s option plans as of November 30, 2003 and 2004:

	Number of Options at November 30, 2003		Number of Options at November 30, 2004
	Outstanding	Exercisable	Outstanding	Exercisable
1993 Stock Option Plan	904	904	—	—
1997 Stock Option Plan	1,920	1,361	—	—
Executive Stock Option Plan	5,858	3,961	—	—
2003 Stock Incentive Plan	—	—	8,015	5,415

	8,682	6,226	8,015	5,415

A summary of the activity under the Company’s stock option plans is set forth below:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balances, November 30, 2001	7,853	6,632	$6.09
Options granted	(1,358)	1,398	10.05
Options exercised	—	(34)	2.93
Options cancelled	106	(121)	6.33
Options repurchased	—	(29)	2.00

Balances, November 30, 2002	6,601	7,846	6.82
Options granted	(1,195)	1,195	12.35
Options exercised	—	(37)	4.86
Options cancelled	299	(322)	7.14
Replacement of 1993, 1997 and Executive Stock Option Plans	(5,705)	—	—
Adoption of 2003 Stock Incentive Plan	5,430	—	—

Balances, November 30, 2003	5,430	8,682	7.57
Options granted	(1,142)	1,142	16.50
Options exercised	—	(1,669)	5.45
Options cancelled	140	(140)	12.76

Balances, November 30, 2004	4,428	8,015	$9.12

The options outstanding and exercisable at November 30, 2004 are as follows:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$3.00-$4.50	2,648	3.94	$4.16	2,648	$4.16
$7.00-$10.00	2,956	6.21	$9.39	2,326	$9.26
$12.00-$15.54	1,294	8.26	$12.26	441	$12.12
$16.10-$19.58	1,117	9.72	$16.53	—	—

$3.00-$19.58	8,015	6.28	$9.12	5,415	$7.00

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

At November 30, 2002 and 2003, options to purchase 5,435 and 6,226 shares, respectively, were exercisable and the weighted average price for each exercisable option was $5.76 and $6.25, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions, together with the minimum value method as prescribed by SFAS No. 123, are used to estimate the fair value of stock option grants in 2002, 2003 and 2004:

	Fiscal Years Ended November 30,
	2002	2003	2004
Expected life (years)	5	5	5
Risk-free interest rate	4.5%	3.4%	3.3%
Expected volatility	N/A	N/A	44.0%
Dividend yield	0%	0%	0%

The weighted-average per share grant date fair value of options granted during the years ended November 30, 2002, 2003 and 2004 was $2.10, $1.91, and $7.08, respectively.

Stock-based compensation

The Company applies APB No. 25 accounting to its stock-based compensation plans.

In connection with certain stock option grants to employees during the years ended November 30, 2002, 2003 and 2004, the Company recognized approximately $35, $0 and $0, respectively, of unearned stock-based compensation for the excess of the deemed fair value of shares of common stock subject to such options over the exercise price of these options at the date of grant. Such amounts are included as a reduction of stockholders’ equity. The Company recorded amortization expense of unearned stock-based compensation of $561, $551 and $202 during the years ended November 30, 2002, 2003 and 2004, respectively.

2003 Employee Stock Purchase Plan

The Company’s 2003 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single accumulation period is one thousand two hundred fifty. The plan was approved by the Company’s stockholders and approved by its board of directors in 2003. A total of 500 shares of common stock have been reserved for issuance under the 2003 Employee Stock Purchase Plan.

The 2003 Employee Stock Purchase Plan has been implemented in a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, beginning in October and April each year. Each offering period will consist of four accumulation periods of up to six months each. During each accumulation period, payroll deductions accumulate, without interest. On the last trading day of each accumulation period, accumulated payroll deductions are used to purchase common stock.

The purchase price equals 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. If the fair

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

market value of the Company’s stock at the start of an offering period is higher than the fair market value at the start of a subsequent offering period, then the first offering period will automatically terminate and participants will be automatically re-enrolled in the new offering period.

The board of directors may amend, suspend or terminate the plan at any time. However, certain amendments may require stockholder approval. Unless earlier terminated, the 2003 Employee Stock Purchase Plan will terminate on September 1, 2013.

The payroll deductions in the first two accumulation periods resulted in the purchase of 200 shares of common stock. The fair value of each share is estimated on the date the employee enrolls in the ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of ESPP purchases in the accumulation periods ended March 31, 2004 and September 30, 2004:

Expected life (years)	1.2
Risk-free interest rate	2.0%
Expected volatility	58.1%
Dividend yield	0%

The weighted-average per share ESPP enrollment date fair value of common stock purchased during the accumulation periods was $5.17.

NOTE 14—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Fiscal Years Ended November 30,
	2002	2003	2004
Net income	$28,032	$29,996	$46,565

Weighted average common shares—basic	22,061	22,091	26,691
Effect of dilutive securities:
Stock options	2,190	2,464	3,420

Weighted average common shares—diluted	24,251	24,555	30,111

Net income per share—basic	$1.27	$1.36	$1.74

Net income per share—diluted	$1.16	$1.22	$1.55

Options to purchase 369, 1,483 and 130 shares of common stock as at November 30, 2002, 2003 and 2004, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 15—RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $142,000, $214,000 and $406,000 during the years ended November 30, 2002, 2003 and 2004, respectively. Sales to MiTAC International Corporation and its affiliates during the years ended November 30, 2002, 2003 and 2004, were approximately $2,364, $993 and $1,738, respectively. The

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

In January 2002, an officer of the Company borrowed $200 from the Company pursuant to a secured full recourse promissory note. The note was evidenced by a secured promissory note with interest at the rate of 7.00% per annum, payable on the last day of each calendar month. The note was due on or before January 25, 2017. The note was collateralized by a deed of trust on real property owned by the officer. In August 2003, the entire amount of the note was paid off.

In October 2001, as a new investment option for the deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account is to hold shares of MiTAC International Corporation and its affiliates. As of November 30, 2003 and 2004, the fair market value of the common stock acquired was approximately $2,109 and $2,259, respectively.

In August 2004, the Company realized a gain of $1,245 for a settlement with MiTAC International Corporation on the final purchase price related to the acquisition of the Company’s current subsidiary in the United Kingdom, which was acquired from MiTAC International Corporation in fiscal 2000. This amount is included in “Other income (expense), net”.

Severance Agreement

The Company reached an agreement regarding severance arrangements with a former officer. The agreement called for cash payments of $1,389 and the acceleration of vesting and extension of the exercise period of certain options previously issued to him, resulting in a non-cash charge of approximately $636. The expense related to the cash payments and option acceleration, net of tax, was $1,483. The expense was incurred in the quarter ended November 30, 2003.

NOTE 16—SEGMENT INFORMATION:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Summarized financial information related to the Company’s reportable business segments as at November 30, 2002, 2003 and 2004, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Fiscal Year ended November 30, 2002:
Revenue	$3,394,727	$373,155	$3,767,882
Income from operations	43,087	7,395	50,482
Total assets	585,424	43,651	629,075
Fiscal Year ended November 30, 2003:
Revenue	$3,895,739	$230,501	$4,126,240
Income from operations	52,735	5,131	57,866
Total assets	693,170	96,758	789,928
Fiscal Year ended November 30, 2004:
Revenue	$4,736,982	$577,009	$5,313,991
Income from operations	64,575	14,405	78,980
Total assets	800,618	199,079	999,697

Summarized financial information related to the geographic areas in which the Company operated at November 30, 2002, 2003 and 2004 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Fiscal Year ended November 30, 2002:
Revenue	$3,481,367	$291,408	$(4,893)	$3,767,882
Net income	27,693	665	(326)	28,032
Other long-lived assets	34,042	22,323	—	56,365
Fiscal Year ended November 30, 2003:
Revenue	$3,758,385	$375,747	$(7,892)	$4,126,240
Net income	29,169	1,307	(480)	29,996
Other long-lived assets	27,808	19,712	—	47,520
Fiscal Year ended November 30, 2004:
Revenue	$4,902,143	$435,297	$(23,449)	$5,313,991
Net income	47,548	1,799	(2,782)	46,565
Other long-lived assets	67,561	19,142	—	86,703

NOTE 17—RISK AND UNCERTAINTIES:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 18—COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under operating lease agreements, which expire in various periods through 2014. Future minimum rental obligations under non-cancelable lease agreements as of November 30, 2004 were as follows:

Fiscal Years Ending November 30,
2005	$8,140
2006	7,832
2007	6,935
2008	4,710
2009	2,723
Thereafter	9,498

Total minimum lease payments	$39,838

Rent expense for the years ended November 30, 2002, 2003 and 2004 amounted to $10,567, $9,643 and $9,350, respectively.

The Company was contingently liable at November 30, 2004, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases during the years ended November 30, 2003 and 2004 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

The Company is involved in certain ongoing litigation in the normal course of operations. The Company believes that the outcome of the litigation will not have a material adverse effect on its financial position, cash flows, or results of operations.

NOTE 19—SUBSEQUENT EVENT:

As a result of its acquisition of EMJ (see Note 4), the Company has commenced certain restructuring activities to benefit from economies achieved from the business combination. As of the date of these financial statements the Company has not determined the total cost of the restructuring activities, however, it is expected that the total cost will be at least $2,200, before tax.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2004. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal 2003 Three Months Ended				Fiscal 2004 Three Months Ended
	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Nov. 30, 2003	Feb. 29, 2004	May 31, 2004	Aug. 31, 2004	Nov. 30, 2004
	(in thousands)
Statement of Operations Data:
Revenue.	$892,924	$945,104	$1,035,265	$1,252,947	$1,222,151	$1,273,061	$1,340,181	$1,478,598
Cost of revenue.	(850,936)	(902,261)	(988,249)	(1,197,078)	(1,169,189)	(1,219,337)	(1,285,481)	(1,415,006)

Gross profit.	41,988	42,843	47,016	55,869	52,962	53,724	54,700	63,592
Selling, general and administrative expenses	(29,894)	(29,689)	(32,385)	(37,882)	(35,356)	(34,856)	(35,710)	(40,076)

Income from operations	12,094	13,154	14,631	17,987	17,606	18,868	18,990	23,516
Interest expense, net	(589)	(496)	(352)	(524)	(525)	(278)	(124)	(575)
Other income (expense), net	(1,268)	(1,703)	(1,930)	(3,870)	(2,085)	(2,299)	(1,108)	(2,171)

Income before income taxes and minority interest	10,237	10,955	12,349	13,593	14,996	16,291	17,758	20,770
Provision for income taxes	(3,493)	(3,950)	(4,833)	(5,084)	(5,471)	(6,153)	(6,384)	(5,542)
Minority interest in subsidiaries	(43)	15	134	116	128	73	75	24

Net income.	$6,701	$7,020	$7,650	$8,625	$9,653	$10,211	$11,449	$15,252

Other Data:
Distribution revenue.	$850,440	$902,472	$983,381	$1,159,446	$1,104,947	$1,122,986	$1,192,777	$1,316,272

Contract assembly revenue.	42,484	42,632	51,884	93,501	117,204	150,075	147,404	162,326

Depreciation expense.	1,189	1,118	1,012	900	927	1,036	1,118	1,215

Amortization of intangible assets	762	761	430	689	687	787	817	1,056

Our quarterly results of operations have varied in the past and are likely to do so again in the future. Factors affecting individual quarters can include overall demand in IT spending, competitive pressures in the IT distribution channel, acquisitions or divestitures by us, changes in our costs or operating expenses, restructuring and other related charges, miscellaneous gains and losses and changes in interest rates and foreign currencies. As such, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. Our quarterly results include amounts that are not expected to be recurring in future periods, as follows:

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

Other income (expense), net, for the three months ended August 31, 2004 reflects a $1.2 million settlement on the final purchase price related to the acquisition of our current subsidiary in the United Kingdom, which was acquired from MiTAC International Corporation in fiscal 2000.

Provision for income taxes for the three months ended November 30, 2004 reflects a $2.0 million tax benefit related to the final tax accounting of our acquisition of Merisel Canada, Inc.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended November 30, 2002, 2003 and 2004

(in thousands)

Description	Balance at Beginning of Year	Additions from Acquisitions	Additions Charged to Revenues and Costs and Expense	Write-offs and Deductions	Balance at End of Year
2002
Allowance for doubtful trade receivables	7,961	1,220	6,189	(7,055)	8,315
Allowance for doubtful vendor receivables.	2,676	—	89	(61)	2,704
Allowance for sales returns	6,543	—	37,326	(40,112)	3,757
Allowance for inventory reserve	8,267	788	1,726	(3,362)	7,419
Allowance for deferred tax assets	6,619	—	—	(979)	5,640

2003
Allowance for doubtful trade receivables	8,315	(963)	6,644	(4,199)	9,797
Allowance for doubtful vendor receivables.	2,704	—	1,388	(64)	4,028
Allowance for sales returns	3,757	—	37,251	(35,482)	5,526
Allowance for inventory reserve	7,419	(787)	3,649	(4,096)	6,185
Allowance for deferred tax assets	5,640	—	2,578	—	8,218

2004
Allowance for doubtful trade receivables	9,797	3,451	5,506	(6,731)	12,023
Allowance for doubtful vendor receivables.	4,028	—	1,632	(1,565)	4,095
Allowance for sales returns	5,526	—	8,044	(693)	12,877
Allowance for inventory reserve	6,185	1,500	5,748	(5,225)	8,208
Allowance for deferred tax assets	8,218	356	(211)	(6,048)	2,315

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of November 30, 2004, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on March 23, 2005 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of the Company’s employees, including its principal executive officer, its principal financial officer, its controller and persons performing similar functions. This code of ethics, called a Code of Ethics and Business Conduct for Employees, Officers and Directors, is available free of charge on the Company’s public website (www.synnex.com) on the investor relations webpage. Future amendments or waivers relating to the Code of Ethics will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,014,864	$9.12	4,427,644	(1)(2)

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

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of the Appointment of Independent Auditors” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(2)	Financial Statement Schedule

See Index under Item 8.

(3)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b) Exhibits.

Exhibit Number	Description of Document
3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Amended and Restated Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	Amendment No. 1 dated June 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Standard Industrial Lease, dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document

10.8	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	HP U.S. Business Development Partner Agreement, dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.13	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.14	Amendment No. 2 dated December 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 13, 2004).

10.15	Amendment No. 5 dated December 30, 2003 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 13, 2004).

10.16	Amendment No. 6 dated September 17, 2004 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2004).

10.17	Amendment No. 3 dated December 13, 2004 to Amended and Restated Receivables Transfer Agreement and Amended and Restated Receivables Purchase and Servicing Agreement each dated August 30, 2002 by and among the Company, SIT Funding Corporation, Manhattan Asset Funding Company LLC, Sumitomo Mitsui Banking Corporation, SMBC Securities, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004).

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see page 82 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit Number	Description of Document

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

See Index Under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2005

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

Name	Title	Date

/s/ ROBERT HUANG Robert Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2005

/s/ DENNIS POLK Dennis Polk	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 8, 2005

/s/ MATTHEW MIAU Matthew Miau	Chairman of the Board	February 8, 2005

/s/ FRED BREIDENBACH Fred Breidenbach	Director	February 8, 2005

/s/ DAVID RYNNE David Rynne	Director	February 8, 2005

/s/ YOUNG SOHN Young Sohn	Director	February 8, 2005

/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	February 8, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii)2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Amended and Restated Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	Amendment No. 1 dated June 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Standard Industrial Lease, dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	HP U.S. Business Development Partner Agreement, dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document
10.13	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.14	Amendment No. 2 dated December 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 13, 2004).

10.15	Amendment No. 5 dated December 30, 2003 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 13, 2004).

10.16	Amendment No. 6 dated September 17, 2004 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2004).

10.17	Amendment No. 3 dated December 13, 2004 to Amended and Restated Receivables Transfer Agreement and Amended and Restated Receivables Purchase and Servicing Agreement each dated August 30, 2002 by and among the Company, SIT Funding Corporation, Manhattan Asset Funding Company LLC, Sumitomo Mitsui Banking Corporation, SMBC Securities, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004).

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see page 82 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.