Form 10-Q
period 2005-02-28
SYNNEX CORP
filed 2005-04-11
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 5, 2005
Common Stock, $0.001 par value	28,418,856

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	February 28, 2005	November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,607	$28,726
Restricted cash	1,034	2,020
Short-term investments	6,178	5,051
Accounts receivable, net	392,838	372,604
Receivable from vendors, net	59,930	69,033
Receivable from affiliates	3,523	1,970
Inventories	381,592	408,346
Deferred income taxes	18,299	17,645
Other current assets	9,105	7,599

Total current assets	894,106	912,994
Property and equipment, net	34,125	33,851
Goodwill and intangible assets	46,527	48,722
Deferred income taxes	2,403	1,421
Other assets	5,453	2,709

Total assets	$982,614	$999,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$72,416	$74,996
Payable to affiliates	66,990	68,977
Accounts payable	375,674	386,638
Accrued liabilities	57,459	62,611
Income taxes payable	6,450	2,837

Total current liabilities	578,989	596,059
Long-term borrowings	12,236	13,074
Long-term liabilities	6,282	17,772
Deferred income taxes	820	1,054

Total liabilities	598,327	627,959

Minority interest in subsidiaries	2,104	2,082

Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 28,281 and 27,727 shares issued and outstanding	28	28
Additional paid-in capital	151,347	145,423
Accumulated other comprehensive income	10,082	12,086
Retained earnings	220,726	212,119

Total stockholders’ equity	382,183	369,656

Total liabilities and stockholders’ equity	$982,614	$999,697

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2005	February 29, 2004
Revenue	$1,349,425	$1,222,151
Cost of revenue	(1,290,402)	(1,169,189)

Gross profit	59,023	52,962
Selling, general and administrative expenses	(41,695)	(35,356)

Income from operations	17,328	17,606
Interest expense, net	(781)	(525)
Other income (expense), net	(2,586)	(2,085)

Income before income taxes and minority interest	13,961	14,996
Provision for income taxes	(5,332)	(5,471)
Minority interest in subsidiaries	(22)	128

Net income	$8,607	$9,653

Net income per common share—basic	$0.31	$0.37

Net income per common share—diluted	$0.27	$0.33

Weighted average common shares outstanding—basic	28,005	25,953

Weighted average common shares outstanding—diluted	31,450	29,506

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income	$8,607	$9,653

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,240	927
Amortization of intangible assets	983	687
Amortization of unearned stock-based compensation	—	137
Provision for doubtful accounts	1,111	1,203
Tax benefits from employee stock plan	2,227	—
Unrealized gain on trading securities	(1,122)	(571)
Realized gain on investment	(12)	—
Loss on disposal of fixed assets	643	—
Minority interest in subsidiaries	22	(128)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(25,733)	(34,449)
Receivable from vendors	8,954	(744)
Receivable from affiliates	(1,554)	(872)
Inventories	24,046	(25,793)
Other assets	(3,380)	8,114
Payable to affiliates	(1,987)	18,704
Accounts payable	587	(6,723)
Accrued liabilities	1,941	(4,727)

Net cash provided by (used in) operating activities	16,573	(34,582)
Cash flows from investing activities:
Purchases of short-term investments	(192)	—
Proceeds from sale of short-term investments	208	—
Acquisition of businesses	(2,888)	(272)
Other investment	(3,000)	—
Purchase of property and equipment, net	(2,470)	(1,047)
Decrease in restricted cash	987	22

Net cash used in investing activities	(7,355)	(1,297)
Cash flows from financing activities:
Cash overdraft	(8,653)	3,471
Proceeds from revolving line of credit	—	28,100
Payments on revolving line of credit	—	(33,100)
Proceeds from bank loan	278,220	223,317
Repayment of bank loan	(278,571)	(241,513)
Net proceeds under other lines of credit	—	1,228
Payments of bonds and other long-term liabilities	(11,246)	(374)
Net proceeds from issuance of common stock	3,711	52,254

Net cash provided by (used in) financing activities	(16,539)	33,383

Effect of exchange rate changes on cash and cash equivalents	202	(39)

Net decrease in cash and cash equivalents	(7,119)	(2,535)
Cash and cash equivalents at beginning of period	28,726	22,079

Cash and cash equivalents at end of period	$21,607	$19,544

Supplemental disclosures of cash flow information:
Interest paid	$1,207	$958

Income taxes paid	$1,362	$2,563

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income	$8,607	$9,653
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities	(8)	74
Foreign currency translation adjustment	(1,996)	(808)

Total comprehensive income	$6,603	$8,919

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

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

The accompanying interim unaudited condensed consolidated financial statements as of February 28, 2005 and February 29, 2004 and for the three months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2004 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

The results of operations for the three months ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005 or any future period and the Company makes no representations related thereto.

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At February 28, 2005, MiTAC International Corporation and its affiliates had a combined ownership of approximately 69% in the Company.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

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

Restricted cash

The Company provides letters of credit to vendors on behalf of its subsidiary in Asia. The Company is required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2004 and February 28, 2005, the Company had restricted cash balances of $2,020 and $1,034, respectively.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to the deferred compensation plan are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in results of operations. Other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in other comprehensive income, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other than temporary, if any, are recorded in operations as incurred.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

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

Equipment and Furniture	5 - 7 years
Software	3 years
Leasehold Improvements	3 - 10 years
Buildings	39 years

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2005, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers in the technology industry. The Company believes that the concentration of credit risk on its accounts receivable is substantially mitigated by the Company’s evaluation process and relatively short collection terms. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through February 28, 2005, such losses have been within management’s expectations.

In the three months ended February 29, 2004 and February 28, 2005, no single customer represented 10% or more of the Company’s total revenues. At November 30, 2004 and February 28, 2005, no single customer comprised more than 10% of the total consolidated accounts receivable balance.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

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

For the three months ended February 28, 2005 and February 29, 2004

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

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income—as reported	$8,607	$9,653
Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	—	137
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(246)	—
Less: Stock-based employee compensation expense determined under fair value based method related to stock options	(1,005)	(777)

Net income—as adjusted	$7,356	$9,013

Net earnings per share—basic:
As reported	$0.31	$0.37
Pro forma	$0.26	$0.35
Net earnings per share—diluted:
As reported	$0.27	$0.33
Pro forma	$0.24	$0.31
Shares used in computing net income per share—basic:
As reported	28,005	25,953
Pro forma	28,005	25,953
Shares used in computing net income per share—diluted:
As reported	31,450	29,506
Pro forma	30,941	29,104

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

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter ending November 30, 2005. The Company is in the process of assessing the impact of adopting this new standard.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3 - BALANCE SHEET COMPONENTS:

Inventories:

	February 28, 2005	November 30, 2004
Components	$50,427	$41,309
Finished goods	331,165	367,037

	$381,592	$408,346

Intangible assets:

	February 28, 2005			November 30, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$22,808	$—	$22,808	$23,631	$—	$23,631
Vendor lists	22,898	(13,381)	9,517	22,898	(12,843)	10,055
Customer lists	12,810	(2,331)	10,479	13,133	(2,204)	10,929
Other intangible assets	4,811	(1,088)	3,723	4,878	(771)	4,107

	$63,327	$(16,800)	$46,527	$64,540	$(15,818)	$48,722

Amortization expense was $687 and $983 for the three months ended February 29, 2004 and February 28, 2005, respectively. Intangible assets are being amortized over estimated useful lives of between three and ten years.

NOTE 4 - ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “Arrangement”) through a consolidated wholly-owned subsidiary to sell up to $275,000 of U.S. trade accounts receivables (the “Receivables”) to two financial institutions. In connection with the Arrangement, the Company sells its Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the Receivables to the

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

financial institutions without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.90%. A separate fee based on the unused portion of the facility, at 0.30% per annum, is also charged by the financial institutions. To the extent that cash was received in exchange, the amount of Receivables sold to the financial institutions has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. The amount of Receivables sold to the financial institutions and not yet collected from customers at November 30, 2004 and February 28, 2005 was $196,300 and $118,600, respectively. The wholly-owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold Receivables at November 30, 2004 and February 28, 2005 of $213,492 and $236,893, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the Receivables totaled approximately $213,750 and $248,100 in the three months ended February 29, 2004 and February 28, 2005, respectively. The gross payments to the financial institutions under the Arrangement totaled approximately $270,050 and $325,800 in the three months ended February 29, 2004 and February 28, 2005, respectively, which arose from the subsequent collection of Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the Receivables on behalf of the financial institutions, for which it receives a service fee from the financial institutions, and remits collections to the financial institutions. The Company estimates that the service fee it receives approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institutions totaled $807 and $1,162 in the three months ended February 29, 2004 and February 28, 2005, respectively, and were recorded within “Other income (expense), net”.

Under the Arrangement, as amended, the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2004 and February 28, 2005.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 11, “Commitments and Contingencies” for additional information. Approximately $248,086 and $285,230 of the Company’s net sales were financed under these programs in the three months ended February 29, 2004 and February 28, 2005, respectively. Approximately $54,152 and $49,724 of accounts receivable at November 30, 2004 and February 28, 2005, respectively, were subject to flooring agreements. Flooring fees were approximately $760 and $1,142 in the three months ended February 29, 2004 and February 28, 2005, respectively, and are included within “Other income (expense), net”.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 5 - RESTRUCTURING CHARGES:

Restructuring charges for the three months ended February 28, 2005 were as follows:

In the first quarter of fiscal 2005, the Company announced a restructuring program in its distribution segment that impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. This restructuring resulted in employee termination benefits of $691, estimated facilities exit expenses of $828 and other expenses in the amount of $121. All charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. All terminations are expected to be completed by May 31, 2005.

The following table summarizes the activity related to the liability for restructuring charges through February 28, 2005:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2004	$—	$—	$—	$—
Restructuring charge expensed in the quarter ended February 28, 2005	691	828	121	1,640
Cash payments	(74)	—	—	(74)
Non-cash charges	—	(636)	—	(636)

Balance accrued at February 28, 2005	$617	$192	$121	$930

The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities”.

NOTE 6 - BORROWINGS:

Borrowings consist of the following:

	February 28, 2005	November 30, 2004
SYNNEX Canada revolving loan	$54,585	$56,877
SYNNEX Canada term loan	2,101	2,275
SYNNEX Japan line of credit	16,262	16,521
SYNNEX Japan term loan	1,913	1,944
SYNNEX Japan mortgage	995	1,088
SYNNEX Japan bonds	6,504	6,997
SYNNEX China mortgage	2,292	2,368

	84,652	88,070
Less: Current portion	(72,416)	(74,996)

Non-current portion	$12,236	$13,074

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY:

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

Stock Options

During the three months ended February 29, 2004 and February 28, 2005, 18 and 70 stock options, respectively, were granted and at February 28, 2005 options to purchase 7,501 shares of common stock were outstanding.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions were used to estimate the fair value of stock option grants in the three months ended February 29, 2004 and February 28, 2005:

	Three Months Ended
	February 28, 2005	February 29, 2004
Expected life (years)	5	5
Risk-free interest rate	3.5%	3.1%
Expected volatility	33%	65%
Dividend yield	0%	0%

The weighted-average per share grant date fair value of options granted during the three months ended February 29, 2004 and February 28, 2005 was $9.29 and $7.36, respectively.

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

The ESPP has been implemented in a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, beginning in October and April each year. Each offering period will consist of four accumulation periods of up to six months each. During each accumulation period, payroll deductions accumulate, without interest. On the last trading day of each accumulation period, accumulated payroll deductions are used to purchase common stock.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

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

Expected life (years)	1.3
Risk-free interest rate	2.0%
Expected volatility	57.1%
Dividend yield	0%

The weighted-average per share ESPP enrollment date fair value of common stock purchased during the accumulation periods was $5.23.

In March 2005, the Company’s board of directors approved the following amendments to the ESPP to be effective for the accumulation period beginning April 1, 2005:

•	Reduction of participant purchase price discount of Company stock from 15% to 5%;

•	Reduction of two year offering periods and six month accumulation periods to three month offering and accumulation periods;

•	Maximum purchase limit of $10 of stock per calendar year per participant; and

•	Director level employees and below are eligible to participate and associate vice president level employees and above are no longer eligible to participate.

NOTE 8 - NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income	$8,607	$9,653

Weighted average common shares—basic	28,005	25,953
Effect of dilutive securities:
Stock options	3,445	3,553

Weighted average common shares—diluted	31,450	29,506

Net income per share—basic	$0.31	$0.37

Net income per share—diluted	$0.27	$0.33

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Options to purchase 8 shares of common stock for the three months ended February 29, 2004 have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. There were no anti-dilutive shares as of February 28, 2005.

NOTE 9 - RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $120,679 and $100,315 during the three months ended February 29, 2004 and February 28, 2005, respectively. Sales to MiTAC International Corporation and its affiliates during the three months ended February 29, 2004 and February 28, 2005, were approximately $140 and $458, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

In October 2001, as a new investment option for the deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account is to hold shares of MiTAC International Corporation and its affiliates. As of November 30, 2004 and February 28, 2005, the fair market value of the common stock acquired was approximately $2,259 and $3,496, respectively.

NOTE 10 - SEGMENT INFORMATION:

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

Summarized financial information related to the Company’s reportable business segments as at February 29, 2004 and February 28, 2005, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three Months Ended February 28, 2005:
Revenue	$1,219,928	$129,497	$1,349,425
Income from operations	13,922	3,406	17,328
Total assets	781,727	200,887	982,614

Three Months Ended February 29, 2004:
Revenue	$1,104,947	$117,204	$1,222,151
Income from operations	14,647	2,959	17,606
Total assets	676,194	161,341	837,535

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2005 and February 29, 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Summarized financial information related to the geographic areas in which the Company operated at February 29, 2004 and February 28, 2005 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three Months Ended February 28, 2005:
Revenue	$1,254,600	$104,023	$(9,198)	$1,349,425
Net income	7,167	1,521	(81)	8,607
Other long-lived assets	68,369	20,139	—	88,508

Three Months Ended February 29, 2004:
Revenue	$1,112,137	$114,548	$(4,534)	$1,222,151
Net income	9,676	155	(178)	9,653
Other long-lived assets	25,782	19,600	—	45,382

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at February 28, 2005, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 4. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2005 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

NOTE 12 - SUBSEQUENT EVENTS:

On March 28, 2005, the Company announced that it had signed a definitive agreement to sell its Japan distribution division, SYNNEX K.K., to MCJ Company, Ltd. (“MCJ”). Under the terms of the agreement, the Company will receive eight thousand six hundred three shares of MCJ stock for approximately 93% of the Company’s approximate 86% ownership in SYNNEX K.K. As part of the sale agreement, the Company will be restricted from trading the MCJ shares for one year from the date of closing the transaction. At the conclusion of this transaction, the Company will have an approximate 7% ownership in MCJ.

In March 2005, the Company experienced theft as a result of a break-in at its warehouse in the City of Industry, California, in which approximately $4,000 of inventory was stolen. The Company has filed a claim with its insurance provider for the amount of the loss, less a small deductible. Based on the information the Company has received to date from its insurance provider, the claim is expected to be collected.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC, our distribution and contract assembly services, our strategy with respect to international operations, our plan to continue our investment in IT services, adequacy of our facilities, revenue, gross margin, selling, general and administrative expenses, fluctuations in future revenues and operating results and future expenses, our expectation that our total gross margin percentage will likely decline from first quarter 2005 levels, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, use of our working capital, thefts at our warehouses, our belief that we will be able to collect from our insurance company the insurance claim we have made, market consolidation, expansion of our operations, competition, impact of new rules and regulations affecting public companies, our expectations that in connection with the EMJ acquisition all terminations will be completed by May 31, 2005 and the severance and benefits costs will be paid through the second quarter of fiscal 2006, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization program and sources of revenue and anticipated revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics, contract assembly and demand generation marketing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2004 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the three months ended February 28, 2005 our two largest OEM suppliers, HP and IBM, accounted for approximately 39% of our revenue.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three-month period ended February 28, 2005 from our disclosure in our Annual Report on Form 10-K for the year ended

November 30, 2004. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	February 28, 2005	February 29, 2004
Statements of Operations Data:
Revenue	100.00%	100.00%
Cost of revenue	(95.63)	(95.67)

Gross profit	4.37	4.33
Selling, general and administrative expenses	(3.09)	(2.89)

Income from operations	1.28	1.44
Interest expense, net	(0.06)	(0.04)
Other income (expense), net	(0.18)	(0.17)

Income before income taxes and minority interest	1.04	1.23
Provision for income taxes	(0.40)	(0.45)
Minority interest in subsidiaries	0.00	0.01

Net income	0.64%	0.79%

Three Months Ended February 28, 2005 and February 29, 2004

Revenue:

	Three Months Ended February 28, 2005	Three Months Ended February 29, 2004	% Change
	(in thousands)	(in thousands)
Revenue	$1,349,425	$1,222,151	10.4%
Distribution revenue	$1,219,928	$1,104,947	10.4%
Contract assembly revenue	$129,497	$117,204	10.5%

The increase in our distribution revenue was primarily attributable to increased demand for products through the IT distribution channel, primarily in North America, and the acquisition of EMJ Data Systems Limited (“EMJ”) in September 2004. Our revenue increase was also a result of our increased selling efforts, including the hiring of additional sales staff in the United States. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved in recent years, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The increase in contract assembly revenue was the result of an increase in sales to new customers. We currently expect our assembly business revenue level to have seasonal fluctuations in the foreseeable quarters, but we currently do not anticipate increases and decreases in revenues as significant as we have experienced over the past two years.

Gross Profit:

	Three Months Ended February 28, 2005	Three Months Ended February 29, 2004	% Change
	(in thousands)	(in thousands)
Gross Profit	$59,023	$52,962	11.4%
Percentage of revenue	4.37%	4.33%	0.9%

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. The slight increase in gross margin percentage was primarily a result of higher margins in our distribution segment, primarily from revenue outside of North America. Our contract assembly gross margin percentage decreased slightly due to changes in product and customer mix.

Due to competitive pressures in North America and our increased dependence on North American revenue in future periods, due to our expected divestiture of our Japanese distribution subsidiary in April 2005, we currently expect that our total gross margin percentage will likely decline from first quarter 2005 levels. Our gross margins may decrease further in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses:

	Three Months Ended February 28, 2005	Three Months Ended February 29, 2004	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$41,695	$35,356	17.9%
Percentage of revenue	3.09%	2.89%	6.9%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. Selling, general and administrative expenses increased in the first quarter of 2005 from the prior year, and, as a percentage of revenue, selling, general and administrative expenses increased in the three months ended February 28, 2005 to 3.1% from 2.9% in the prior year. The increase was primarily the result of incremental expenses associated with our increased revenue in the United States, including the hiring of additional sales personnel in the United States, the acquisition of EMJ in September 2004 and a $0.6 million increase in deferred compensation expense.

In addition, our selling, general and administrative expenses increased due to a $1.6 million restructuring charge in the three months ended February 28, 2005 in our distribution segment. The restructuring charge was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $0.8 million and other costs of $0.1 million. All charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities”.

Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $4.6 million for the three months ended February 28, 2005, compared to $3.4 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

While we continually strive to maintain the lowest possible cost structure in running our operations, we do expect that our selling, general and administrative expense will increase in future periods due to the related costs associated with being a public entity, and, if we continue to grow our revenues, incremental costs associated with increased revenues.

Income from Operations:

	Three Months Ended February 28, 2005	Three Months Ended February 29, 2004	% Change
	(in thousands)	(in thousands)
Income from operations	$17,328	$17,606	(1.6%)

Income from operations as a percentage of revenue of 1.3% for the three months ended February 28, 2005 decreased slightly from 1.4% in the prior year due to the increase in selling, general and administrative expenses. Our distribution operating income percentage decreased to 1.1% in the three months ended February 28, 2005 from 1.3% in the prior year primarily due to our restructuring charges in the first quarter of fiscal 2005, incremental expenses associated with our increased revenue in the United States and a $0.6 million increase in deferred compensation expense. This was partially offset by a $0.4 million decrease in the operating loss of our Mexico operation. While the increase in deferred compensation expense had an effect on operating income, there was no effect on net income as the increase in deferred compensation expense was offset by an investment gain, which is recorded in other income and expense. The decrease in the operating loss in Mexico was a result of focused efforts to reduce costs and improve operating effectiveness. Our contract assembly operating income percentage increased to 2.6% in the three months ended February 28, 2005 from 2.5% in the prior year primarily due to higher revenues in the first quarter of fiscal 2005, and increased absorption of fixed overhead and other administrative expenses.

Interest Expense, net:

	Three Months Ended February 28, 2005	Three Months Ended February 29, 2004	% Change
	(in thousands)	(in thousands)
Interest expense, net	$781	$525	48.8%

Amounts recorded in interest expense, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability offset by income earned on our excess cash investments. The increase in interest expense, net, was primarily a result of higher average borrowings outstanding during the three months ended February 28, 2005 as compared with the same period in the prior year as well as higher interest rates.

Other Income (Expense), net:

	Three Months Ended February 28, 2005	Three Months Ended February 29, 2004	% Change
	(in thousands)	(in thousands)
Other Income (Expense), net	($2,586)	($2,085)	24.0%

Amounts recorded in other income (expense), net include finance fees associated with third party accounts receivable flooring arrangements, finance fees associated with the sale of accounts receivable through our securitization facility, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. The increase in other income (expense), net was primarily due to a $0.7 million increase in finance fees and $0.5 million related to the early extinguishment of debt resulting from the acquisition of EMJ, partially offset by a $0.6 million increase in investment gains related to deferred compensation in the three months ended February 28, 2005 as compared with the same period in the prior year. The increase in finance fees was primarily the result of higher interest rates in the current period versus 2004.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 38.2% in the three months ended February 28, 2005 as compared with an effective tax rate of 36.5% in the prior year. The increase in our effective tax rate from the first quarter of 2005 versus the first quarter of 2004 was primarily a result of a higher percentage of our total taxable income realized in the United States, where our corporate tax rate is generally higher.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to others. Our subsidiaries in Japan and Mexico have minority stockholders. Minority interest expense increased to $22,000 in the three months ended February 28, 2005 from a benefit of $128,000 in the three months ended February 29, 2004 primarily due to a decrease in losses at our Mexico subsidiary.

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

We had positive net working capital of $316.9 and $315.1 million at November 30, 2004 and February 28, 2005, respectively. We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash provided by operating activities was $16.6 million in the three months ended February 28, 2005. Cash provided by operating activities in the three months ended February 28, 2005 was primarily attributable to net income of $8.6 million, depreciation and amortization of $2.2 million and an increase in cash from net working capital of $2.9 million. The increase in cash from net working capital in the three months ended February 28, 2005 was primarily due to decreases in inventory and receivable from vendors, partially offset by an increase in accounts receivable and a decrease in accounts payable. The fluctuations in these working capital balances were also affected by a net decrease of $77.7 million in sales of accounts receivable to General Electric

Capital Corporation under our securitization program. Absent this net decrease in sales of accounts receivable, our cash provided by working capital would have been $80.6 million and net cash provided by operating activities would have been $94.3 million. These positive amounts are a result of the seasonality of our business where we have lower accounts receivable and inventory in the first quarter of our fiscal year, compared to the preceding fourth quarter, due to lower sales volumes.

Net cash used in investing activities was $7.4 million in the three months ended February 28, 2005. The use of cash was primarily the result of a $3.0 million investment in Microland, the final payment for the acquisition of EMJ of $2.9 million and capital expenditures of $2.5 million. The capital expenditures were mostly for the purchase of land associated with a building we already owned at our UK subsidiary, and computer equipment upgrades.

Net cash used in financing activities was $16.5 million in the three months ended February 28, 2005 and was primarily related to net debt payments of $11.6 million and cash overdraft of $8.7 million, offset by proceeds from stock option exercises of $3.7 million.

Capital Resources

Our cash and cash equivalents totaled $28.7 million and $21.6 million at November 30, 2004 and February 28, 2005, respectively.

Off Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $275.0 million of U.S. trade accounts receivable to two financial institutions, which expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivable to the financial institutions. Sales of the accounts receivables to the financial institutions under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivable not sold to the financial institutions are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.90% per annum. At November 30, 2004 and February 28, 2005, the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $196.3 million and $118.6 million, respectively. The decrease in the first quarter of fiscal 2005 was due to business seasonality. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. As we have in prior periods, we expect we will increase this facility if our revenue levels continue to increase. Under the program, we continue to service the accounts receivable, and receive a service fee from the financial institutions. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We are also obligated to provide periodic financial statements and investment reports, notices of material litigation and any other information relating to our U.S. trade accounts receivable as requested by the financial institutions.

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

We have issued guarantees to certain vendors of our subsidiaries for the total amount of $77.9 million as of November 30, 2004 and $76.4 million as of February 28, 2005.

We have also issued guarantees of C$25.0 million in relation to a revolving loan agreement between SYNNEX Canada.

We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements

We have entered into a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75% at our option. There were no borrowings outstanding under the Revolver at November 30, 2004 or February 28, 2005.

Our subsidiary, SYNNEX Canada, has a revolving loan agreement with a group of financial institutions. At February 28, 2005 the credit limit was C$125.0 million and matures in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution or at the financial institution’s Bankers Acceptance rate plus 1.2% for Canadian Dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.2% for U.S. Dollar denominated loans. The balance outstanding at November 30, 2004 and February 28, 2005 was $56.9 and $54.6 million, respectively.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $60.6 and $45.1 million at November 30, 2004 and February 28, 2005, respectively. At November 30, 2004 and February 28, 2005, we had borrowings of $16.5 and $16.3 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $14.7 and $13.8 million at November 30, 2004 and February 28, 2005, respectively. The expiration dates of these facilities range from 2007 to 2012. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after February 28, 2005 are as follows (in thousands):

	Payments Due By Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Principal debt payments	$13,805	$1,569	$8,877	$1,991	$1,368
Non-cancelable operating leases	40,174	8,470	15,865	7,374	8,465

Total	$53,979	$10,039	$24,742	$9,365	$9,833

We are in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the quarter ending November 30, 2005. We are in the process of assessing the impact of adopting this new standard.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

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

You should not rely on period-to-period comparisons of our operating results as an indication of future performance. The results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below the expectations of public market analysts or investors, which would likely cause our share price to decline. For example, in March 2005, we announced that our revenue and net income for the three months ended February 28, 2005 would be lower than our previously released guidance and, as a result, our share price subsequently declined.

We depend on a small number of OEMs to supply the IT products that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 27% of our total revenue in the three months ended February 29, 2004 and 28% of our total revenue in the three months ended February 28, 2005. Sales of IBM products represented approximately 11% of our total revenue in the three months ended February 29, 2004 and February 28, 2005. Sales of Intel products represented approximately 10% of our total revenue in the three months ended February 29, 2004 and less than 10% of our total revenue in the three months ended February 28, 2005. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

Although from time to time we have experienced incidents of theft at various facilities, in fiscal 2003 and fiscal 2005 we experienced theft as a result of break-ins at four of our warehouses in which approximately $13.4 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States.

As a result of the losses in 2003, we reduced our inventory value by $9.4 million, and recorded estimated proceeds, net of deductibles as a receivable from our insurance company, included within “other current assets” on our balance sheet as of November 30, 2003. In January 2004 we received a final settlement from our insurance company that amounted to substantially all of the receivable recorded as of November 30, 2003.

In March 2005, approximately $4.0 million of inventory was stolen from our facility in the City of Industry, California. We have filed a claim with our insurance provider for the amount of the loss, less a small deductible. Based on the information we have received to date from our insurance provider, we expect the claim to be collected.

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. There is no assurance that future incidents of theft will not re-occur.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

Our primary contract assembly customer, Sun Microsystems, accounted for approximately $116.2 million or 99% of our contract assembly revenue in the three months ended February 29, 2004 and approximately $117.9 million or 91% of our contract assembly revenue in the three months ended February 28, 2005. Sun Microsystems accounted for less than 10% of our total revenue in the three months ended February 29, 2004 and February 28, 2005. Revenue from Sun Microsystems has increased in the past two years, but it could decrease in the future. The future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ needs. Our relationship with Sun Microsystems evolved from a customer relationship initiated by MiTAC International and is a joint relationship with MiTAC International. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we were unable to obtain assembly contracts for new and successful products our business and operating results would suffer. For example, a loss of contract assembly business from Sun Microsystems would have a material adverse effect on our revenue and operating results in subsequent periods.

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

We have international operations in Canada, China, Japan, Mexico and the United Kingdom. In the three months ended February 29, 2004 and February 28, 2005, approximately 22% and 23%, respectively, of our total revenue was generated outside the United States. In the three months ended February 29, 2004 and February 28, 2005, approximately 13% and 15%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

•	political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting of accounts receivables on a timely basis or at all;

•	taxes; and

•	seasonal reductions in business activity in some parts of the world.

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. For example, we commenced our Mexico operations in April 2002 and we have incurred operating losses, partially due to higher than expected losses on receivable collections. We have established and subsequently ceased operations in foreign countries in the past, which caused us to incur additional expense and loss. For example, in March 2005, we announced we had signed a definitive agreement to sell our Japan distribution division, Synnex K.K., to MCJ Company LTD. If our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur similar additional expenses and loss.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 28, 2005, we had 338 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In the three months ended February 29, 2004 and February 28, 2005, approximately 22% and 23%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenues related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of debt financing has increased recently and could significantly increase in the future, making it cost prohibitive to borrow, which could force us to issue new equity securities.

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

As of February 28, 2005, we had approximately $84.7 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of February 28, 2005, approximately $118.6 million of our accounts receivable were sold to and held by General Electric Capital Corporation under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, owns approximately 15.5% of Synnex Technology International and approximately 9.0% of MiTAC International. MiTAC International indirectly owns 0.33% of Synnex Technology International and Synnex Technology International owns approximately 1.0% of MiTAC International. In addition, MiTAC International indirectly owns approximately 8.9% of Mitac Incorporated and Synnex Technology International owns approximately 14.4% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 18.7% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity, from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of February 28, 2005, our executive officers, directors and principal stockholders own approximately 69% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of February 28, 2005, our executive officers, directors and principal stockholders beneficially owned approximately 69% of our outstanding common stock. In particular, MiTAC International, through its affiliates, beneficially owned approximately 69% of our outstanding common stock.

MiTAC International and its affiliates own a controlling interest in us as of February 28, 2005. As a result, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of the decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal controls for the fiscal year ending November 30, 2004, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our quarter ended November 30, 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three-month period ended February 28, 2005 from our Annual Report on Form 10-K for the year ended November 30, 2004. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended November 30, 2004.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

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

Date: April 11, 2005

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