Form 10-Q
period 2005-05-31
SYNNEX CORP
filed 2005-07-11
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 5, 2005
Common Stock, $0.001 par value	28,714,992

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	May 31, 2005	November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,951	$28,726
Restricted cash	—	2,020
Short-term investments	27,465	5,051
Accounts receivable, net	327,978	372,604
Receivable from vendors, net	62,182	69,033
Receivable from affiliates	7,166	1,970
Inventories	373,623	408,346
Deferred income taxes	17,254	17,645
Other current assets	11,331	7,599

Total current assets	831,950	912,994
Property and equipment, net	33,412	33,851
Goodwill and intangible assets	43,704	48,722
Deferred income taxes	2,623	1,421
Other assets	4,664	2,709

Total assets	$916,353	$999,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$61,443	$74,996
Accounts payable	294,159	386,638
Payable to affiliates	73,520	68,977
Accrued liabilities	58,570	62,611
Income taxes payable	14,885	2,837

Total current liabilities	502,577	596,059
Long-term borrowings	1,242	13,074
Long-term liabilities	6,161	17,772
Deferred income taxes	820	1,054

Total liabilities	510,800	627,959

Minority interest in subsidiaries	—	2,082

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 28,666 and 27,727 shares issued and outstanding	29	28
Additional paid-in capital	154,082	145,423
Accumulated other comprehensive income	8,335	12,086
Retained earnings	243,107	212,119

Total stockholders’ equity	405,553	369,656

Total liabilities and stockholders’ equity	$916,353	$999,697

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Revenue	$1,346,328	$1,231,208	$2,656,091	$2,405,891
Cost of revenue	(1,289,772)	(1,179,999)	(2,543,401)	(2,304,440)

Gross profit	56,556	51,209	112,690	101,451

Selling, general and administrative expenses	(38,159)	(32,664)	(77,871)	(65,790)

Income from operations	18,397	18,545	34,819	35,661

Interest expense and finance charges, net	(3,521)	(1,705)	(7,331)	(3,788)
Other income (expense), net	949	(836)	1,656	(1,157)

Income before income taxes and minority interest	15,825	16,004	29,144	30,716

Provision for income taxes	(6,006)	(6,021)	(11,048)	(11,367)
Minority interest in subsidiaries	32	94	58	244

Net income from continuing operations	9,851	10,077	18,154	19,593

Income from discontinued operations, net of tax	207	134	511	271

Gain on sale of discontinued operations, net of tax	12,323	—	12,323	—

Net income	$22,381	$10,211	$30,988	$19,864

Earnings per share:
Basic
Income from continuing operations	$0.35	$0.38	$0.64	$0.75
Discontinued operations	$0.43	$0.01	$0.46	$0.01

Net income per common share - basic	$0.78	$0.39	$1.10	$0.76

Diluted
Income from continuing operations	$0.32	$0.33	$0.58	$0.66
Discontinued operations	$0.40	$0.01	$0.41	$0.01

Net income per common share - diluted	$0.72	$0.34	$0.99	$0.67

Weighted average common shares outstanding - basic	28,539	26,520	28,275	26,238

Weighted average common shares outstanding - diluted	30,900	30,179	31,201	29,865

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2005	May 31, 2004
Cash flows from operating activities:
Net income from continuing operations	$18,154	$19,593
Gain on sale of discontinued operations, net of tax	12,323	—
Net income from discontinued operations, net of tax	511	271

Net income	30,988	19,864

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,424	1,963
Amortization of intangible assets	1,964	1,474
Amortization of unearned stock-based compensation	—	202
Provision for doubtful accounts	2,294	2,734
Tax benefits from employee stock plan	2,227	998
Unrealized loss on trading securities	266	66
Realized (gain) loss on investment	(1,751)	5
Stock received from sale of business	(20,478)	—
Unrealized gain on short-term investments	(917)	—
Loss (gain) on disposal of fixed assets	652	(4)
Minority interest in subsidiaries	(58)	(201)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	11,036	(39,688)
Receivable from vendors	6,414	(2,118)
Receivable from affiliates	(5,198)	(3,027)
Inventories	13,379	(9,890)
Other assets	(1,045)	7,467
Payable to affiliates	4,543	344
Accounts payable	(70,136)	(21,475)
Accrued liabilities	13,422	(2,399)

Net cash used in operating activities	(9,974)	(43,685)
Cash flows from investing activities:
Purchases of short-term investments	(373)	(1,094)
Proceeds from sale of short-term investments	2,561	93
Acquisition of businesses	(4,769)	(1,372)
Minority investment	(3,000)	—
Purchase of property and equipment, net	(3,553)	(3,434)
Decrease in restricted cash	2,021	4

Net cash used in investing activities	(7,113)	(5,803)
Cash flows from financing activities:
Cash overdraft	(4,559)	26,055
Proceeds from revolving line of credit	1,613	35,900
Payments on revolving line of credit	—	(40,900)
Proceeds from bank loan	521,621	408,862
Repayment of bank loan	(529,577)	(441,753)
Net proceeds under other lines of credit	4,647	3,026
Payments of bonds and other long-term liabilities	(5,917)	(374)
Dividend payment to minority shareholders	(1,133)	—
Net proceeds from issuance of common stock	6,458	54,841

Net cash provided by (used in) financing activities	(6,847)	45,657

Effect of exchange rate changes on cash and cash equivalents	159	(114)

Net decrease in cash and cash equivalents	(23,775)	(3,945)
Cash and cash equivalents at beginning of period	28,726	22,079

Cash and cash equivalents at end of period	$4,951	$18,134

Supplemental disclosures of cash flow information:
Interest paid	$2,242	$1,453

Income taxes paid	$6,169	$10,923

Accrual for purchase of fixed assets	$—	$1,800

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income	$22,381	$10,211	$30,988	$19,864
Other comprehensive income:
Changes in unrealized gains (losses) on available-for-sale securities	15	(129)	7	(55)
Foreign currency translation adjustment	(1,762)	(938)	(3,758)	(1,746)

Total comprehensive income	$20,634	$9,144	$27,237	$18,063

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2005 and 2004

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

The accompanying interim unaudited condensed consolidated financial statements as of May 31, 2005 and 2004 and for the three and six months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2004 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

The results of operations for the three and six months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005, or any future period and the Company makes no representations related thereto.

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At May 31, 2005, MiTAC International Corporation and its affiliates had a combined ownership of approximately 68% of the Company’s outstanding common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. We evaluate our estimates on a regular basis. Our estimates are based on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from those estimates.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

The consolidated financial statements include 100% of the assets and liabilities of these majority owned subsidiaries and the ownership interest of minority investors are recorded as minority interest. Investments in 20% through 50% owned affiliated companies are included under the equity method where the Company exercises significant influence over operating and financial affairs of the investee. Investments in less than 20% owned companies or investments in 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs of the investee are recorded under the cost method.

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

Restricted cash

The Company previously provided letters of credit on behalf of its subsidiaries in Asia. The Company was required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2004, the Company had restricted cash balances of $2,020. The Company did not have a restricted cash balance at May 31, 2005.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan and the Company’s investment in MCJ Company LTD. (“MCJ”) are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in results of operations. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in other comprehensive income, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other than temporary, if any, are recorded in operations as incurred.

To determine whether a decline in value is other-than-temporary, the Company evaluates several factors, including current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and the Company’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, the Company records reductions in carrying values to estimated fair values, which are determined based on quoted market prices if available or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Allowance for doubtful accounts

The allowance for doubtful accounts is estimated to cover the losses resulting from the inability of customers to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivables, credit evaluations of customers’ financial condition and existence of credit insurance. The Company also evaluates the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and any value and adequacy of collateral received from the customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed based on the weighted average method. Inventories consist of finished goods purchased from various manufacturers for distribution resale and components used for contract assembly. The Company records estimated inventory reserves for quantities in excess of demand, cost in excess of market value and product obsolescence.

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

Equipment and furniture	3 - 7 years
Software	3 years
Leasehold improvements	3 - 10 years
Buildings	39 years

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they are reviewed annually for impairment, or more frequently if impairment indicators exist. No goodwill impairment was recorded for the periods presented.

Intangible assets

Intangible assets consist primarily of vendor lists, customer lists and trade names, which are amortized on a straight-line basis over their estimated lives. Intangible assets are amortized as follows:

Vendor lists	4 - 10 years
Customer lists	5 - 8 years
Other intangible assets	3 - 5 years

Software costs

The Company develops software for internal use only. The payroll and other costs related to the development of software have been expensed as incurred. Excluding the costs of support, maintenance and training functions that are not subject to capitalization, the costs of the software department were not material for the periods

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

presented. If the internal software development costs become material, the Company will capitalize the costs based on the defined criteria for capitalization in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2005, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers in the technology industry. The Company believes that the concentration of credit risk on its accounts receivable is substantially mitigated by the Company’s evaluation process and relatively short collection terms. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through May 31, 2005, such losses have been within management’s expectations.

In the three and six months ended May 31, 2004, sales to one customer accounted for 12% and 11%, respectively, of the Company’s total revenues. In the three and six months ended May 31, 2005, no single customer represented 10% or more of the Company’s total revenues. At November 30, 2004 and May 31, 2005, no single customer comprised more than 10% of the total consolidated accounts receivable balance.

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

The Company purchases licensed software products from OEM vendors and distributes them to customers. Revenues are recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection is determined to be probable. Subsequent to the sale of software products, the Company generally has no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

Original Equipment Manufacturer (“OEM”) supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. The Company monitors the balances of receivables from

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

vendors on a quarterly basis and adjusts the balance due for differences between expected and actual volume sales. Vendor receivables are generally collected through reductions authorized by the vendor to accounts payable. For price protection programs, the Company records a reduction in the payable to the vendor and a reduction in the related inventory. Funds received for specific marketing and infrastructure reimbursements are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

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

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies, with the exception of the Company’s UK operation, for which the functional currency is the U.S. dollar. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the quarter. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

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

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income - as reported	$22,381	$10,211	$30,988	$19,864
Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	—	65	—	202
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(60)	(1,160)	(306)	(1,160)
Less: Stock-based employee compensation expense determined under fair value based method related to stock options	(791)	(782)	(1,770)	(1,559)

Net income - as adjusted	$21,530	$8,334	$28,912	$17,347

Net earnings per share - basic:
As reported	$0.78	$0.39	$1.10	$0.76
Pro forma	$0.75	$0.31	$1.02	$0.66
Net earnings per share - diluted:
As reported	$0.72	$0.34	$0.99	$0.67
Pro forma	$0.71	$0.28	$0.94	$0.59
Shares used in computing net income per share - basic:
As reported	28,539	26,520	28,275	26,238
Pro forma	28,539	26,520	28,275	26,238
Shares used in computing net income per share - diluted:
As reported	30,900	30,179	31,201	29,865
Pro forma	30,306	29,657	30,693	29,316

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

comprehensive income for the Company include foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries and unrealized gains and losses on the Company’s available-for-sale securities.

Reclassifications

Certain reclassifications have been made to the May 31, 2004 financial statements to conform to the May 31, 2005 financial statements. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net income.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter ending February 28, 2006. The Company is in the process of assessing the impact of adopting this new standard, and expects the impact upon adoption to be minor to its financial position and results of operations. The impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model, such as volatility and expected life.

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

NOTE 3 – DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2005, the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K., to MCJ, in exchange for eight thousand six hundred three shares of MCJ. The Company recorded a gain of $12,323, net of tax, as a result of this sale. Under the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), the sale of SYNNEX K.K. qualifies as a discontinued operation component of the Company. Based on this guidance, the Company has reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

The results from the operations of SYNNEX K.K., prior to the sale, were as follows:

	Three Months Ended
	May 31, 2005	February 28, 2005	November 30, 2004	August 31, 2004	May 31, 2004	February 29, 2004
Revenue	$24,815	$39,662	$37,783	$36,440	$41,853	$47,468
Cost of revenue	(23,143)	(36,773)	(35,451)	(34,401)	(39,338)	(44,748)

Gross profit	1,672	2,889	2,332	2,039	2,515	2,720

Selling, general and administrative expenses	(1,187)	(1,983)	(1,926)	(1,938)	(2,192)	(2,230)

Income from operations	485	906	406	101	323	490

Interest expense and finance charges, net	(42)	(98)	(94)	(111)	(130)	(129)
Other income (expense), net	(79)	(166)	125	16	94	(77)

Income before income taxes and minority interest	364	642	437	6	287	284

Provision for income taxes	(144)	(290)	(200)	(2)	(132)	(125)
Minority interest	(13)	(48)	(32)	(1)	(21)	(22)

Income from discontinued operations, net of tax	$207	$304	$205	$3	$134	$137

NOTE 4 – BALANCE SHEET COMPONENTS:

Accounts receivable, net:

	May 31, 2005	November 30, 2004
Trade accounts receivables	$348,628	$397,504
Less: Allowance for doubtful accounts	(10,432)	(12,023)
Less: Allowance for sales returns	(10,218)	(12,877)

	$327,978	$372,604

Inventories:

	May 31, 2005	November 30, 2004
Components	$48,437	$41,309
Finished goods	325,186	367,037

	$373,623	$408,346

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Intangible assets:

	May 31, 2005			November 30, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$24,143	$—	$24,143	$23,631	$—	$23,631
Vendor lists	22,062	(13,079)	8,983	22,898	(12,843)	10,055
Customer lists	12,112	(2,314)	9,798	13,133	(2,204)	10,929
Other intangible assets	1,064	(284)	780	4,878	(771)	4,107

	$59,381	$(15,677)	$43,704	$64,540	$(15,818)	$48,722

Amortization expense was $787, $981, $1,474 and $1,964 for the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, respectively. Goodwill increased due to the final payment for the acquisition of BSA Sales, Inc.

NOTE 5 - ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “Arrangement”) through a consolidated wholly owned subsidiary to sell up to $275,000 of U.S. trade accounts receivables (the “Receivables”) to two financial institutions. In connection with the Arrangement, the Company sells its Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the Receivables to the financial institutions without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.90%. A separate fee based on the unused portion of the facility, at 0.30% per annum, is also charged by the financial institutions. To the extent that cash was received in exchange, the amount of Receivables sold to the financial institutions has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. The amount of Receivables sold to the financial institutions and not yet collected from customers at November 30, 2004 and May 31, 2005 was $196,300 and $140,200, respectively. The wholly owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold Receivables at November 30, 2004 and May 31, 2005 of $213,492 and $208,489, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the Receivables totaled approximately $215,000, $258,300, $428,750 and $506,400 in the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, respectively. The gross payments to the financial institutions under the Arrangement totaled approximately $207,500, $236,700, $477,550 and $562,500 in the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, respectively, which arose from the subsequent collection of Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the Receivables on behalf of the financial institutions, for which it receives a service fee from the financial institutions, and remits collections to the financial institutions. The Company estimates that the service fee it receives approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institutions totaled $810, $1,092, $1,617 and $2,254 in the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, respectively, and were recorded within “Interest expense and finance charges, net”.

Under the Arrangement the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional Receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2004 and May 31, 2005.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 12, “Commitments and Contingencies” for additional information. Approximately $274,669, $298,903, $522,755 and $584,134 of the Company’s net sales were financed under these programs in the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, respectively. Approximately $54,152 and $42,329 of accounts receivable at November 30, 2004 and May 31, 2005, respectively, were subject to flooring agreements. Flooring fees were approximately $632, $1,409, $1,392 and $2,551 in the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, respectively, and are included within “ Interest expense and finance charges, net”.

NOTE 6 – RESTRUCTURING CHARGES:

In the first quarter of fiscal 2005, the Company announced a restructuring program in its distribution segment that impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. This restructuring resulted in employee termination benefits of $711, estimated facilities exit expenses of $839 and other expenses in the amount of $121. All charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. All terminations were completed by May 31, 2005.

The following table summarizes the activity related to the liability for restructuring charges through May 31, 2005:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2004	$—	$—	$—	$—
Restructuring charge expensed in the quarter ended February 28, 2005	691	828	121	1,640
Cash payments	(74)	—	—	(74)
Non-cash charges	—	(636)	—	(636)

Balance accrued at February 28, 2005	617	192	121	930
Adjustments	20	11	—	31
Cash payments	(218)	(62)	—	(280)

Balance accrued at May 31, 2005	$419	$141	$121	$681

The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities”.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 7 – BORROWINGS:

Borrowings consist of the following:

	May 31, 2005	November 30, 2004
SYNNEX Canada revolving loan	$59,491	$56,877
SYNNEX Canada term loan	1,581	2,275
SYNNEX Japan line of credit	—	16,521
SYNNEX Japan term loan	—	1,944
SYNNEX Japan mortgage	—	1,088
SYNNEX Japan bonds	—	6,997
SYNNEX UK line of credit	1,613	—
SYNNEX China mortgage	—	2,368

	62,685	88,070
Less: Current portion	(61,443)	(74,996)

Non-current portion	$1,242	$13,074

NOTE 8 - STOCKHOLDERS’ EQUITY:

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

Stock Options

During the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, 272, 25, 290 and 25 stock options, respectively, were granted and at May 31, 2005 options to purchase 7,150 shares of common stock were outstanding.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions were used to estimate the fair value of stock option grants in the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005:

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Expected life (years)	5	5	5	5
Risk-free interest rate	4.3%	3.4%	4.3%	3.4%
Expected volatility	40%	65%	40%	65%
Dividend yield	0%	0%	0%	0%

The weighted-average per share grant date fair value of options granted during the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005 was $10.16, $8.68, $10.10 and $8.68, respectively.

2003 Employee Stock Purchase Plan

The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

maximum number of shares a participant may purchase during a single accumulation period is one thousand two hundred fifty. The plan was approved by the Company’s stockholders and approved by its board of directors in 2003. A total of 500 shares of common stock have been reserved for issuance under the ESPP.

Prior to the March 2005 Amendment, the ESPP had been implemented in a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, beginning in October and April each year. Each offering period consisted of four accumulation periods of up to six months each. During each accumulation period, payroll deductions accumulate without interest. On the last trading day of each accumulation period, accumulated payroll deductions are used to purchase common stock.

Prior to the March 2005 Amendment, the purchase price equaled 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever was less. If the fair market value of the Company’s stock at the start of an offering period is higher than the fair market value at the start of a subsequent offering period, then the first offering period will automatically terminate and participants will be automatically re-enrolled in the new offering period.

The payroll deductions in the first three accumulation periods resulted in the purchase of 321 shares of common stock. The fair value of each share is estimated on the date the employee enrolls in the ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of ESPP purchases in the accumulation periods ended March 31, 2004, September 30, 2004 and March 31, 2005:

Expected life (years)	1.0
Risk-free interest rate	2.1%
Expected volatility	59.7%
Dividend yield	0%

The weighted-average per share ESPP enrollment date fair value of common stock purchased during the accumulation periods was $4.95.

In March 2005, the Company’s board of directors approved the following amendments to the ESPP to be effective for the accumulation period beginning April 1, 2005:

•	Reduction of participant purchase price discount of Company stock from 15% to 5%;

•	Reduction of two year offering periods and six month accumulation periods to three month offering and accumulation periods;

•	Maximum purchase limit of $10 of stock per calendar year per participant; and

•	Associate vice president level employees and above are not eligible to participate.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-( Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 9 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income from continuing operations	9,851	10,077	18,154	19,593

Income from discontinued operations, net of tax	207	134	511	271

Gain on sale of discontinued operations, net of tax	12,323	—	12,323	—

Net income	$22,381	$10,211	$30,988	$19,864

Weighted average common shares - basic	28,539	26,520	28,275	26,238
Effect of dilutive securities:
Stock options	2,361	3,659	2,926	3,627

Weighted average common shares - diluted	30,900	30,179	31,201	29,865

Earnings per share:
Basic
Income from continuing operations	$0.35	$0.38	$0.64	$0.75
Discontinued operations	$0.43	$0.01	$0.46	$0.01

Net income per common share - basic	$0.78	$0.39	$1.10	$0.76

Diluted
Income from continuing operations	$0.32	$0.33	$0.58	$0.66
Discontinued operations	$0.40	$0.01	$0.41	$0.01

Net income per common share - diluted	$0.72	$0.34	$0.99	$0.67

Options to purchase 60, 304 and 130 shares of common stock for the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. There we no anti-dilutive shares during the six months ended May 31, 2005.

NOTE 10 - RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $90,469, $102,725, $211,148 and $203,040 during the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, respectively. Sales to MiTAC International Corporation and its affiliates during the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, were approximately $473, $435, $613 and $893, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

In October 2001, as a new investment option for the deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account was to hold shares of MiTAC International Corporation and its affiliates. The shares were sold during the three months ended May 31, 2005. As of November 30, 2004 the fair market value of the common stock acquired was approximately $2,259. There were no shares of common stock held at May 31, 2005.

NOTE 11 - SEGMENT INFORMATION:

Segments were determined based on products and services provided by each segment. The Company has identified the following two reportable business segments:

The Distribution segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, retailers and direct resellers.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

The Contract Assembly segment provides electronics assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

Summarized financial information related to the Company’s reportable business segments as at May 31, 2004 and 2005, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three Months Ended May 31, 2005:
Revenue	$1,210,996	$135,332	$1,346,328
Income from operations	14,429	3,968	18,397
Total assets	699,900	216,453	916,353
Three Months Ended May 31, 2004:
Revenue	$1,081,133	$150,075	$1,231,208
Income from operations	14,372	4,173	18,545
Total assets	648,721	181,084	829,805
Six Months Ended May 31, 2005:
Revenue	$2,391,262	$264,829	$2,656,091
Income from operations	27,445	7,374	34,819
Total assets	699,900	216,453	916,353
Six Months Ended May 31, 2004:
Revenue	$2,138,612	$267,279	$2,405,891
Income from operations	28,529	7,132	35,661
Total assets	648,721	181,084	829,805

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Summarized financial information related to the geographic areas in which the Company operated at May 31, 2005 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three Months Ended May 31, 2005:
Revenue	$1,297,365	$59,349	$(10,386)	$1,346,328
Net income from continuing operations	8,725	925	201	9,851
Other long-lived assets	68,958	15,445	—	84,403
Three Months Ended May 31, 2004:
Revenue	$1,170,157	$69,819	$(8,768)	$1,231,208
Net income from continuing operations	9,939	257	(119)	10,077
Other long-lived assets	30,247	19,372	—	49,619
Six Months Ended May 31, 2005:
Revenue	$2,551,965	$123,710	$(19,584)	$2,656,091
Net income from continuing operations	15,918	2,116	120	18,154
Other long-lived assets	68,958	15,445	—	84,403
Six Months Ended May 31, 2004:
Revenue	$2,282,294	$136,899	$(13,302)	$2,405,891
Net income from continuing operations	19,765	125	(297)	19,593
Other long-lived assets	30,247	19,372	—	49,619

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at May 31, 2005, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 5. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2005 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC, our distribution, contract assembly and complementary supply chain services, our strategy with respect to international operations, our plan to continue our investment in IT services, adequacy of our facilities, revenue, gross margin, selling, general and administrative expenses, fluctuations in future revenues and operating results and future expenses, our expectation that our total gross margin percentage will likely remain stable from second quarter 2005 levels, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, use of our working capital, thefts at our warehouses, our belief that we will be able to collect from our insurance company the insurance claim we have made, market consolidation, expansion of our operations and related costs, competition, impact of new rules and regulations affecting public companies, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization program, sources of revenue and anticipated revenue and the adequacy of our internal controls over financial reporting. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics, contract assembly and demand generation marketing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2004 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the three and six months ended May 31, 2005 our largest OEM supplier, HP, accounted for approximately 28% and 29%, respectively, of our total revenue. Because we offer distribution, contract assembly and complementary supply chain services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enable us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in Asia, Europe and North and Latin America.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and six-month periods ended May 31, 2005 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2004. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Results of Operations

We operate in two business segments – distribution and contract assembly. Our revenue is currently approximately 90% from distribution and 10% from contract assembly. In addition, from a geographic segment perspective, approximately 95% of our total revenue is from North America and the remaining 5% is from outside North America. During the second quarter of fiscal 2005 we sold our Japanese subsidiary, SYNNEX K.K., in order to focus on our North American business. While we are currently focused on North American distribution and contract assembly operations we may expand outside of these geographies as we have in the past. As a result, the following discussion and analysis only include SYNNEX K.K.’s operations in discontinued operations.

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(95.80)	(95.84)	(95.76)	(95.78)

Gross profit	4.20	4.16	4.24	4.22
Selling, general and administrative expenses	(2.83)	(2.65)	(2.93)	(2.74)

Income from operations	1.37	1.51	1.31	1.48
Interest expense and finance charges, net	(0.26)	(0.14)	(0.27)	(0.16)
Other income (expense), net	0.07	(0.07)	0.06	(0.04)

Income before income taxes and minority interest	1.18	1.30	1.10	1.28
Provision for income taxes	(0.45)	(0.49)	(0.42)	(0.47)
Minority interest in subsidiaries	0.00	0.01	0.00	0.01

Net income from continuing operations	0.73	0.82	0.68	0.82
Income from discontinued operations, net of tax	0.02	0.01	0.02	0.01
Gain on sale of discontinued operations, net of tax	0.91	0.00	0.47	0.00

Net income	1.66%	0.83%	1.17%	0.83%

Three Months Ended May 31, 2005 and 2004

Revenue:

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Revenue	$1,346,328	$1,231,208	9.4%
Distribution revenue	$1,210,996	$1,081,133	12.0%
Contract assembly revenue	$135,332	$150,075	(9.8)%

The increase in our distribution revenue was primarily attributable to increased demand for products through the IT distribution channel, primarily in the United States, and the acquisition of Canadian based EMJ Data Systems Limited (“EMJ”) in September 2004. Our revenue increase was also a result of our increased selling efforts, including the hiring of additional sales and business development staff in the United States. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved in recent years, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The decrease in contract assembly revenue was the result of a decrease in demand from our largest contract assembly customer, Sun Microsystems. This decrease was partially offset by an increase in sales to our other contract assembly customers which totaled 6% of our contract assembly sales in the second quarter of 2005 versus 2% in the second quarter of 2004. We currently expect our contract assembly business revenue level to have fluctuations in the foreseeable quarters as we attempt to diversify our contract assembly customer base.

Gross Profit:

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Gross profit	$56,556	$51,209	10.4%
Percentage of revenue	4.20%	4.16%	1.0%

Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses. The slight increase in gross margin percentage was primarily a result of higher margins in our distribution segment, primarily from revenue outside of the United States. Our contract assembly gross margin percentage increased slightly due to changes in product and customer mix.

Due to competitive pressures in North America and our increased dependence on North American revenue in future periods, we currently expect that our total gross margin percentage will likely remain approximately the same as second quarter 2005 levels. Our gross margins may decrease in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses:

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$38,159	$32,664	16.8%
Percentage of revenue	2.83%	2.65%	6.8%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. Selling, general and administrative expenses increased in the second quarter of 2005 from the prior year, and, as a percentage of revenue, selling, general and administrative expenses increased in the three months ended May 31, 2005 to 2.8% from 2.7% in the prior year. These increases were primarily the result of hiring of additional sales and business development personnel in the United States, the acquisition of Canadian based EMJ in September 2004 and a $1.0 million increase in deferred compensation expense. This increase was partially offset by savings achieved from the Canadian restructuring activities initiated in the three months ended February 28, 2005.

Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $4.8 million for the three months ended May 31, 2005, compared to $4.0 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products. If our OEM suppliers had not offered reimbursements for these programs, then we might have chosen not to have these programs and incur the related costs.

While we continually strive to maintain the lowest possible cost structure in running our operations, without sacrificing customer and vendor service and satisfaction, we do expect that our selling, general and administrative expense will increase in future periods as we invest in our infrastructure to improve processes and productivity and to grow our business.

Income from Operations:

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Income from operations	$18,397	$18,545	(0.8)%

Income from operations as a percentage of revenue of 1.4% for the three months ended May 31, 2005 decreased slightly from 1.5% in the prior year due to the increase in selling, general and administrative expenses. Our distribution operating income percentage decreased to 1.2% in the three months ended May 31, 2005 from 1.3% in the prior year primarily due to integrating the EMJ acquisition in Canada, the hiring of additional sales and business development personnel in the United States and a $1.0 million increase in deferred compensation expense. This was partially offset by a $0.4 million decrease in the operating loss of our Mexico operation. While the increase in deferred compensation expense had an effect on operating income, there was no effect on net income as the increase in deferred compensation expense was offset by an investment gain, which is recorded in other income and expense. The decrease in the operating loss in Mexico was a result of focused efforts to reduce costs and improve operating effectiveness. Our contract assembly operating income percentage increased to 2.9% in the three months ended May 31, 2005 from 2.8% in the prior year primarily due to product and customer mix.

Interest Expense and Finance Charges, net:

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$3,521	$1,705	106.5%

Amounts recorded in interest expense and finance charges, net include interest expense paid on our lines of credit, long-term debt, deferred compensation liability offset by income earned on our excess cash investments, finance fees associated with third party accounts receivable flooring arrangements and finance fees associated with the sale of accounts receivable through our securitization facility. The increase in interest expense and finance charges, net, was primarily a result of higher finance charges due to higher interest rates as compared to those in 2004 and higher debt levels in our Canadian subsidiary, due to the EMJ acquisition.

Other Income (Expense), net:

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$949	$(836)	(213.5)%

Amounts recorded in other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. The increase in other income (expense), net was primarily due to a $0.9 million mark to market gain from the increase in value of shares of MCJ Company Limited (“MCJ”) stock we acquired as a result of the sale of our Japanese subsidiary and a $1.0 million increase in investment gains related to deferred compensation, partially offset by a $0.2 million increase in foreign exchange losses in the three months ended May 31, 2005 as compared with the same period in the prior year.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 38.0% in the three months ended May 31, 2005 as compared with an effective tax rate of 37.6% in the prior year. The increase in our effective tax rate from the second quarter of 2005 versus the second quarter of 2004 was primarily a result of a higher percentage of our total taxable income realized in the United States, where our corporate tax rate is generally higher than other geographies we operate in.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest benefit decreased to $32,000 in the three months ended May 31, 2005 from a $94,000 in the three months ended May 31, 2004 due to a decrease in losses at our Mexico subsidiary.

Discontinued Operations. During the second quarter of fiscal 2005 we sold approximately 93% of SYNNEX K.K. to MCJ, in exchange for 8,603 shares of MCJ. We recorded a gain of $12.3 million, net of tax, as a result of this sale. Under the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), the sale of SYNNEX K.K. qualifies as a discontinued operation component of us. Based on this guidance, we have reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Three Months Ended
	May 31, 2005	May 31, 2004
Revenue	$24,815	$41,853
Cost of revenue	(23,143)	(39,338)

Gross profit	1,672	2,515

Selling, general and administrative expenses	(1,187)	(2,192)

Income from operations	485	323

Interest expense and finance charges, net	(42)	(130)
Other income (expense), net	(79)	94

Income before income taxes and minority interest	364	287

Provision for income taxes	(144)	(132)
Minority interest	(13)	(21)

Income from discontinued operations, net of tax	$207	$134

Six Months Ended May 31, 2005 and 2004

Revenue:

	Six Months Ended May 31, 2005	Six Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Revenue	$2,656,091	$2,405,891	10.4%
Distribution revenue	$2,391,262	$2,138,612	11.8%
Contract assembly revenue	$264,829	$267,279	(0.9)%

The increase in our distribution revenue was primarily attributable to increased demand for products through the IT distribution channel, primarily in the United States, and the acquisition of Canadian based EMJ in September 2004. Our revenue increase was also a result of our increased selling efforts, including the hiring of additional sales and business development staff in the United States. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace and gradual declines in the average selling price of products we sell. Although the overall demand for IT products, including the sale of products through the IT distribution channel, has improved in recent years, there can be no assurance that it will continue to improve or that our suppliers will not change their marketing and sales strategies and decrease their business through the IT distribution channel. While we continue to address these challenges to our revenue growth, there can be no assurance that we will be successful in reducing the effects of these issues on our future results.

The slight decrease in contract assembly revenue was the result of a decrease in demand from our largest contract assembly customer, Sun Microsystems, in the second quarter of fiscal 2005.

Gross Profit:

	Six Months Ended May 31, 2005	Six Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Gross profit	$112,690	$101,451	11.1%
Percentage of revenue	4.24%	4.22%	0.0%

The slight increase in gross margin percentage was primarily a result of higher margins in our distribution segment, primarily from revenue outside of the United States. Our contract assembly gross margin percentage increased slightly due to changes in product and customer mix.

Selling, General and Administrative Expenses:

	Six Months Ended May 31, 2005	Six Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$77,871	$65,790	18.4%
Percentage of revenue	2.93%	2.74%	6.9%

Selling, general and administrative expenses increased in the six months ended May 31, 2005 from the prior year, and, as a percentage of revenue, selling, general and administrative expenses increased in the six months ended May 31, 2005 to 2.9% from 2.7% in the prior year. The increase was primarily the result of hiring of additional sales and business development personnel in the United States, the acquisition of Canadian based EMJ in September 2004 and a $1.6 million increase in deferred compensation expense. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $9.4 million for the six months ended May 31, 2005, compared to $7.4 million in the prior year.

In addition, our selling, general and administrative expenses increased due to a $1.7 million restructuring charge initiated in the three months ended February 28, 2005 in our Canadian distribution segment. The restructuring charge was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $0.9 million and other costs of $0.1 million. All charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities”.

Income from Operations:

	Six Months Ended May 31, 2005	Six Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Income from operations	$34,819	$35,661	(2.4)%

Income from operations as a percentage of revenue of 1.3% for the six months ended May 31, 2005 decreased slightly from 1.5% in the prior year due to the increase in selling, general and administrative expenses. Our distribution operating income percentage decreased to 1.1% in the six months ended May 31, 2005 from 1.3% in the prior year primarily due to our restructuring charges in the first quarter of fiscal 2005, a $1.6 million increase in deferred compensation expense and the hiring of additional sales and business development personnel in the United States. This was partially offset by a $0.8 million decrease in the operating loss of our Mexico operation. While the increase in deferred compensation expense had an effect on operating income, there was no effect on net income as the increase in deferred compensation expense was offset by an investment gain, which is recorded in other income and expense. The decrease in the operating loss in Mexico was a result of focused efforts to reduce costs and improve operating effectiveness. Our contract assembly operating income percentage increased to 2.8% in the six months ended May 31, 2005 from 2.7% in the prior year primarily due to product and customer mix.

Interest Expense and Finance Charges, net:

	Six Months Ended May 31, 2005	Six Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$7,331	$3,788	93.5%

The increase in interest expense and finance charges, net was a result of higher finance charges due to higher interest rates as compared to those in 2004 and higher debt levels in our Canadian subsidiary due to the EMJ acquisition.

Other Income (Expense), net:

	Six Months Ended May 31, 2005	Six Months Ended May 31, 2004	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$1,656	$(1,157)	(243.1)%

The increase in other income (expense), net was primarily due to a $0.9 million mark-to-market gain from the increase in value of shares of MCJ stock we acquired as a result of the sale of our Japanese subsidiary and a $1.6 million increase in investment gains related to deferred compensation, partially offset by $0.5 million related to the repayment of debt resulting from the acquisition of EMJ in the six months ended May 31, 2005 as compared with the same period in the prior year.

Provision for Income Taxes. Our effective tax rate was 37.9% in the six months ended May 31, 2005 as compared with an effective tax rate of 37.0% in the prior year. The increase in our effective tax rate from the first six months of 2005 versus the first six months of 2004 was primarily a result of a higher percentage of our total taxable income realized in the United States, where our corporate tax rate is generally higher than other geographies we operate in.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest benefit decreased to $58,000 in the six months ended May 31, 2005 from $244,000 in the six months ended May 31, 2004 due to a decrease in losses at our Mexico subsidiary.

Discontinued Operations. The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Six Months Ended
	May 31, 2005	May 31, 2004
Revenue	$64,477	$89,321
Cost of revenue	(59,916)	(84,086)

Gross profit	4,561	5,235

Selling, general and administrative expenses	(3,170)	(4,422)

Income from operations	1,391	813

Interest expense and finance charges, net	(140)	(259)
Other income (expense), net	(245)	17

Income before income taxes and minority interest	1,006	571

Provision for income taxes	(434)	(257)
Minority interest	(61)	(43)

Income from discontinued operations, net of tax	$511	$271

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

We had positive net working capital of $316.9 and $329.4 million at November 30, 2004 and May 31, 2005, respectively. We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash used in operating activities was $10.0 million in the six months ended May 31, 2005. Cash used in operating activities in the six months ended May 31, 2005 was primarily attributable to decreases of $20.5 million for stock received from the sale of SYNNEX K.K. and $27.6 million from a decrease in cash from net working capital, partially offset by increases of $31.0 million from net income and $4.4 million from depreciation and amortization. The decrease in cash from net working capital in the six months ended May 31, 2005 was primarily due to a decrease in accounts payable, partially offset by decreases in inventories, accounts receivable and receivable from vendors. The fluctuations in these working capital balances were also affected by a net decrease of $56.1 million in sales of accounts receivable to two financial institutions under our securitization program. Absent this net decrease in sales of accounts receivable, our cash provided by working capital would have been $28.5 million and net cash provided by operating activities would have been $46.1 million.

Net cash used in investing activities was $7.1 million in the six months ended May 31, 2005. The use of cash was primarily the result of a $3.0 million investment in Microland, the final payments for the acquisitions of EMJ and BSA Sales, Inc. of $4.8 million and capital expenditures of $3.6 million, partially offset by a decrease in restricted cash of $2.0 million. The capital expenditures were mostly for the purchase of land associated with a building we already owned at our UK subsidiary, and computer equipment upgrades.

Net cash used in financing activities was $6.8 million in the six months ended May 31, 2005 and was primarily related to net debt payments of $7.6 million and cash overdraft of $4.6 million, offset by proceeds from purchases of common stock of $6.5 million.

Capital Resources

Our cash and cash equivalents totaled $28.7 million and $5.0 million at November 30, 2004 and May 31, 2005, respectively.

Off-Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $275.0 million of U.S. trade accounts receivable to two financial institutions, which expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivable to the financial institutions. Sales of the accounts receivables to the financial institutions under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivable not sold to the financial institutions are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.90% per annum. At November 30, 2004 and May 31, 2005, the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $196.3 million and $140.2 million, respectively. The decrease in the first quarter of fiscal 2005 was due to business seasonality. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. As we have in prior periods, we expect we will increase this facility if our revenue levels continue to increase. Under the program, we continue to service the accounts receivable, and receive a service fee from the financial institutions. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We have issued guarantees to certain vendors of our subsidiaries for the total amount of $77.9 million as of November 30, 2004 and $65.5 million as of May 31, 2005.

We have also issued guarantees of C$25.0 million in relation to a revolving loan agreement between SYNNEX Canada and a financial institution.

We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We have entered into a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75% at our option. There were no borrowings outstanding under the Revolver at November 30, 2004 or May 31, 2005.

Our subsidiary, SYNNEX Canada, has a revolving loan agreement with a group of financial institutions. At May 31, 2005 the credit limit was C$125.0 million and matures in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution or at the financial institution’s Bankers Acceptance rate plus 1.2% for Canadian dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.2% for U.S. dollar denominated loans. The balance outstanding at November 30, 2004 and May 31, 2005 was $56.9 and $59.5 million, respectively.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $60.6 and $5.5 million at November 30, 2004 and May 31, 2005, respectively. At November 30, 2004 and May 31, 2005, we had borrowings of $16.5 and $1.6 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $14.7 and $1.6 million at November 30, 2004 and May 31, 2005, respectively. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after May 31, 2005 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Contractual obligations
Principal debt payments	$1,581	$339	$678	$564	$—
Non-cancelable operating leases	39,086	8,800	15,451	6,786	8,049

Total	$40,667	$9,139	$16,129	$7,350	$8,049

We are in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the quarter ending February 28, 2006. We are in the process of assessing the impact of adopting this new standard, and expect the impact upon adoption to be minor to our financial position and results of operations. The impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model, such as volatility and expected life.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges, rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP and IBM products represented approximately 28% and 11%, respectively, of our total revenue in the three months ended May 31, 2004 and approximately 28% and 4%, respectively, of our total revenue in the three months ended May 31, 2005. For the six months ended May 31, 2004, sales of HP and IBM products accounted for approximately 28% and 11%, respectively, of our total revenue and approximately 29% and 5%, respectively, of our total revenue for the six months ended May 31, 2005. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

In March 2005 approximately $4.0 million of inventory was stolen from our facility in the City of Industry, California. We have filed a claim with our insurance provider for the amount of the loss, less a small deductible. Based on the information we have received to date from our insurance provider, we expect the claim to be collected.

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. There is no assurance that future incidents of theft will not re-occur.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

Our primary contract assembly customer, Sun Microsystems, accounted for approximately $147.3 million or 98% of our contract assembly revenue in the three months ended May 31, 2004 and approximately $127.7 million or 94% of our contract assembly revenue in the three months ended May 31, 2005. Sun Microsystems accounted for approximately $263.6 million or 99% of our contract assembly revenue in the six months ended May 31, 2004 and approximately $245.5 million or 93% of our contract assembly revenue in the six months ended May 31, 2005. Sun Microsystems accounted for 12% of our total revenue in the three months ended May 31, 2004, 11% of our total revenue in the six months ended May 31, 2004 and less than 10% of our total revenue in the three and six months ended May 31, 2005. The future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ needs. Our relationship with Sun Microsystems evolved from a customer relationship initiated by MiTAC International and is a joint relationship with MiTAC International. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we were unable to obtain assembly contracts for new and successful products our business and operating results would suffer. For example, a loss of contract assembly business from Sun Microsystems would have a material adverse effect on our revenue and operating results in subsequent periods.

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

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products or billing customers. Sales also may be affected if our reseller customers are unable to access our price and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller customers. The Internet and individual web sites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some web sites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers or reseller customers. Disruption of our web site or the Internet in general could impair our order processing or more generally prevent our OEM suppliers or reseller customers from accessing information. The occurrence of any of these events could have an adverse effect on our business and operating results.

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

We have international operations in Canada, China, Mexico and the United Kingdom. In the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, approximately 16%, 20%, 18% and 20%, respectively, of our total revenue was generated outside the United States. In the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, approximately 11%, 16%, 12% and 16%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2005, we had 313 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

•	a government fixed foreign exchange rate and limitations on the convertibility of the Chinese renminbi;

•	extensive government regulation;

•	changing governmental policies relating to tax benefits available to foreign-owned businesses;

•	the telecommunications infrastructure;

•	a relatively uncertain legal system; and

•	uncertainties related to continued economic and social reform.

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

In the three months ended May 31, 2004 and 2005 and the six months ended May 31, 2004 and 2005, approximately 16%, 20%, 18% and 20%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenues related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded.

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

As of May 31, 2005, we had approximately $62.7 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of May 31, 2005, approximately $140.2 million of our accounts receivable were sold to and held by two financial institutions under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, owns approximately 15.5% of Synnex Technology International and approximately 8.9% of MiTAC International. MiTAC International indirectly owns 0.33% of Synnex Technology International and Synnex Technology International owns approximately 0.9% of MiTAC International. In addition, MiTAC International indirectly owns approximately 8.9% of Mitac Incorporated and Synnex Technology International owns approximately 14.4% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 18.5% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity, from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of May 31, 2005, our executive officers, directors and principal stockholders own approximately 69% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of May 31, 2005, our executive officers, directors and principal stockholders beneficially owned approximately 69% of our outstanding common stock. In particular, MiTAC International, through its affiliates, beneficially owned approximately 68% of our outstanding common stock.

MiTAC International and its affiliates own a controlling interest in us as of May 31, 2005. As a result, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of the decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

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

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal controls for the fiscal year ending November 30, 2004, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions and the reputation of our company may be adversely affected and could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The FASB and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our quarter ended February 28, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six-month periods ended May 31, 2005 from our Annual Report on Form 10-K for the year ended November 30, 2004. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended November 30, 2004.

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

We held an Annual Meeting of our Stockholders on March 23, 2005, at which the following occurred:

ELECTION OF SIX DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Matthew Miau, Robert Huang, Fred Breidenbach, David Rynne, Young Sohn and Dwight Steffensen as Directors. The votes on the matters were as follows:

Matthew Miau
FOR	27,583,919
WITHHELD	45,549

Robert Huang
FOR	27,585,119
WITHHELD	44,349

Fred Breidenbach
FOR	27,585,678
WITHHELD	43,790

David Rynne
FOR	27,393,468
WITHHELD	236,000

Young Sohn
FOR	27,393,713
WITHHELD	235,755

Dwight Steffensen
FOR	27,393,513
WITHHELD	235,955

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accountants for the 2005 fiscal year. The vote on the matter was as follows:

FOR	27,604,112
AGAINST	25,141
ABSTAIN	215

ITEM 6. Exhibits

10.1#	Amended and restated 2003 Employee Stock Purchase Plan.

10.2	Master Agreement and Plan of Reorganization, dated March 29, 2005, by and among the Registrant, SYNNEX K.K. and MCJ, Company. LTD.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 11, 2005

SYNNEX Corporation

By:	/s/ ROBERT HUANG
Robert Huang
Chief Executive Officer

By:	/s/ DENNIS POLK
Dennis Polk
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1#	Amended and restated 2003 Employee Stock Purchase Plan.

10.2	Master Agreement and Plan of Reorganization, dated March 29, 2005, by and among the Registrant, SYNNEX K.K. and MCJ, Company. LTD.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.