Form 10-Q
period 2005-08-31
SYNNEX CORP
filed 2005-10-11
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 3, 2005
Common Stock, $0.001 par value	28,896,856

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	August 31, 2005	November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,870	$28,726
Restricted cash	—	2,020
Short-term investments	21,868	5,051
Accounts receivable, net	363,467	372,604
Receivable from vendors, net	74,682	69,033
Receivable from affiliates	7,749	1,970
Inventories	404,601	408,346
Deferred income taxes	17,320	17,645
Other current assets	12,968	7,599

Total current assets	912,525	912,994
Property and equipment, net	33,257	33,851
Goodwill and intangible assets	44,427	48,722
Deferred income taxes	2,773	1,421
Other assets	5,663	2,709

Total assets	$998,645	$999,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$60,491	$74,996
Accounts payable	369,749	386,638
Payable to affiliates	63,140	68,977
Accrued liabilities	62,950	62,611
Income taxes payable	13,995	2,837

Total current liabilities	570,325	596,059
Long-term borrowings	1,224	13,074
Long-term liabilities	6,985	17,772
Deferred income taxes	820	1,054

Total liabilities	579,354	627,959

Minority interest in subsidiaries	—	2,082

Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 28,856 and 27,727 shares issued and outstanding	29	28
Additional paid-in capital	155,764	145,423
Accumulated other comprehensive income	11,353	12,086
Retained earnings	252,145	212,119

Total stockholders’ equity	419,291	369,656

Total liabilities and stockholders’ equity	$998,645	$999,697

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Revenue	$1,391,590	$1,303,741	$4,047,681	$3,709,632
Cost of revenue	(1,332,612)	(1,251,080)	(3,876,013)	(3,555,520)

Gross profit	58,978	52,661	171,668	154,112
Selling, general and administrative expenses	(39,249)	(33,772)	(117,120)	(99,562)

Income from continuing operations before non-operating items, income taxes and minority interest	19,729	18,889	54,548	54,550
Interest expense and finance charges, net	(3,777)	(1,378)	(11,108)	(5,166)
Other income (expense), net	(1,155)	241	501	(916)

Income from continuing operations before income taxes and minority interest	14,797	17,752	43,941	48,468
Provision for income taxes	(5,759)	(6,382)	(16,807)	(17,749)
Minority interest in subsidiaries	—	76	58	320

Income from continuing operations	9,038	11,446	27,192	31,039
Income from discontinued operations, net of tax	—	3	511	274
Gain on sale of discontinued operations, net of tax	—	—	12,323	—

Net income	$9,038	$11,449	$40,026	$31,313

Earnings per share:
Basic
Income from continuing operations	$0.31	$0.43	$0.96	$1.17
Discontinued operations	$—	$—	$0.45	$0.01

Net income per common share - basic	$0.31	$0.43	$1.41	$1.18

Diluted
Income from continuing operations	$0.29	$0.38	$0.87	$1.04
Discontinued operations	$—	$—	$0.41	$0.01

Net income per common share - diluted	$0.29	$0.38	$1.28	$1.05

Weighted average common shares outstanding - basic	28,764	26,835	28,439	26,438

Weighted average common shares outstanding - diluted	31,120	29,939	31,177	29,899

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities:
Income from continuing operations	$27,192	$31,039
Gain on sale of discontinued operations, net of tax	12,323	—
Income from discontinued operations, net of tax	511	274

Net income	40,026	31,313
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,653	3,081
Amortization of intangible assets	2,947	2,291
Amortization of unearned stock-based compensation	—	202
Provision for doubtful accounts	4,623	4,073
Tax benefits from employee stock plan	2,227	—
Unrealized loss on short-term investments	1,822	425
Realized (gain) loss on investment	(244)	8
Stock received from sale of business	(20,478)	—
Loss (gain) on disposal of property and equipment	938	(18)
Minority interest in subsidiaries	(58)	(276)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(21,114)	(83,779)
Receivable from vendors	(5,934)	(9,070)
Receivable from affiliates	(5,779)	(3,587)
Inventories	(14,114)	3,183
Other assets	(3,792)	8,384
Payable to affiliates	(5,837)	(7,570)
Accounts payable	96	32,958
Accrued liabilities	16,613	(3,190)

Net cash used in operating activities	(4,405)	(21,572)

Cash flows from investing activities:
Purchases of short-term investments	(1,680)	(1,165)
Proceeds from sale of short-term investments	5,557	164
Acquisition of businesses	(4,769)	(2,367)
Minority investment	(3,000)	—
Purchase of property and equipment, net	(4,929)	(4,471)
Proceeds from sale of property and equipment, net	527	143
Decrease in restricted cash	2,020	1,263

Net cash used in investing activities	(6,274)	(6,433)

Cash flows from financing activities:
Cash overdraft	(2,475)	4,692
Proceeds from revolving line of credit	1,120	35,900
Payments on revolving line of credit	—	(40,900)
Proceeds from bank loan	701,960	541,046
Repayment of bank loan	(713,793)	(573,284)
Net proceeds under other lines of credit	4,647	1,157
Proceeds from issuance of bonds	—	1,840
Payments of bonds and other long-term liabilities	(5,917)	(736)
Dividend payment to minority shareholders	(1,133)	—
Net proceeds from issuance of common stock	8,152	56,799

Net cash provided by (used in) financing activities	(7,439)	26,514

Effect of exchange rate changes on cash and cash equivalents	(738)	159

Net decrease in cash and cash equivalents	(18,856)	(1,332)
Cash and cash equivalents at beginning of period	28,726	22,079

Cash and cash equivalents at end of period	$9,870	$20,747

Supplemental disclosures of cash flow information:
Interest paid	$3,141	$1,914

Income taxes paid	$12,846	$18,612

Accrual for purchase of fixed assets	$—	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net income	$9,038	$11,449	$40,026	$31,313
Other comprehensive income:
Changes in unrealized gains (losses) on available-for-sale securities	91	(2)	98	(57)
Foreign currency translation adjustment	2,927	1,723	(831)	(23)

Total comprehensive income	$12,056	$13,170	$39,293	$31,233

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is an information technology products supply chain services company. The Company’s supply chain outsourcing services include distribution, contract assembly, logistics and demand generation marketing. SYNNEX is headquartered in Fremont, California and has operations in North America, Asia and Europe.

The accompanying interim unaudited condensed consolidated financial statements as of August 31, 2005 and 2004 and for the three and nine months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2004 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three and nine months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005, or any future period and the Company makes no representations related thereto.

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At August 31, 2005, MiTAC International Corporation and its affiliates had a combined ownership of approximately 67% of the Company’s outstanding common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company evaluates its estimates on a regular basis. The estimates are based on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from those estimates.

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

For the three and nine months ended August 31, 2005 and 2004

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

Restricted cash

The Company previously provided letters of credit on behalf of its subsidiaries in Asia. The Company was required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2004, the Company had restricted cash balances of $2,020. The Company did not have a restricted cash balance at August 31, 2005 as there were no such credit arrangements at that date.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan and the Company’s investment in MCJ Company Ltd. (“MCJ”) are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in results of operations. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other than temporary, if any, are recorded in operations as incurred.

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

For the three and nine months ended August 31, 2005 and 2004

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

Equipment and furniture	3 -7 years
Software	3 years
Leasehold improvements	3 -10 years
Buildings	39 years

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

Vendor lists	4 -10 years
Customer lists	5 - 8 years
Other intangible assets	3 - 5 years

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

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2005, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through August 31, 2005, such losses have been within management’s expectations.

In the three and nine months ended August 31, 2004, sales to one customer accounted for 11% of the Company’s total revenues in both periods. In the three and nine months ended August 31, 2005, no single customer represented 10% or more of the Company’s total revenues. At November 30, 2004 and August 31, 2005, no single customer comprised more than 10% of the total consolidated accounts receivable balance.

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

The Company purchases licensed software products from original equipment manufacturer (“OEM”) vendors and distributes them to customers. Revenues are recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection is determined to be probable. Subsequent to the sale of software products, the Company generally has no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

Original Equipment Manufacturer supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. The Company monitors the balances of receivables from vendors on a quarterly basis and adjusts the balance due for differences between expected and actual volume sales. Vendor receivables are generally collected through reductions authorized by the vendor, to accounts payable. For price protection programs, the Company records a reduction in the payable to the vendor and a reduction in the related inventory. Funds received for specific marketing and infrastructure reimbursements are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

Royalties

The Company purchases licensed software products from OEM vendors and distributes to resellers. Royalties to OEM vendors are accrued for and recorded in cost of revenue when software products are shipped and revenue is recognized.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Warranties

The Company’s OEM suppliers generally warrant the products distributed by the Company and allow returns of defective products. The Company generally does not independently warrant the products it distributes; however, the Company does warrant the following: (1) its services with regard to products that it assembles for its customers, and (2) products that it builds to order from components purchased from other sources. To date neither warranty expense nor the accrual for warranty costs has been material to the Company’s consolidated financial statements.

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

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies, with the exception of the Company’s UK operation, for which the functional currency is the U.S. dollar. The financial statements of the foreign subsidiaries, other than the UK operation, are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the quarter. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.”

Stock-based compensation

The Company’s employee stock option plan is accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). Expense associated with stock-based compensation is amortized on a straight-line basis over the vesting period of the individual award.

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

For the three and nine months ended August 31, 2005 and 2004

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

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net income - as reported	$9,038	$11,449	$40,026	$31,313
Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	—	—	—	202
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(21)	(360)	(327)	(1,518)
Less: Stock-based employee compensation expense determined under fair value based method related to stock options, net of tax	(581)	(858)	(2,351)	(2,416)

Net income - as adjusted	$8,436	$10,231	$37,348	$27,581

Net earnings per share - basic:
As reported	$0.31	$0.43	$1.41	$1.18
Pro forma	$0.29	$0.38	$1.31	$1.04
Net earnings per share - diluted:
As reported	$0.29	$0.38	$1.28	$1.05
Pro forma	$0.28	$0.35	$1.22	$0.94
Shares used in computing net income per share - basic:
As reported	28,764	26,835	28,439	26,438
Pro forma	28,764	26,835	28,439	26,438
Shares used in computing net income per share - diluted:
As reported	31,120	29,939	31,177	29,899
Pro forma	30,564	29,401	30,663	29,396

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries and unrealized gains and losses on the Company’s available-for-sale securities.

Reclassifications

Certain reclassifications have been made to the August 31, 2004 financial statements to conform to the August 31, 2005 financial statements. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net income.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter ending February 28, 2006. The Company is in the process of assessing the impact of adopting this new standard. The impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model, such as volatility and expected life.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have any material impact on its consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2005 the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K. to MCJ, in exchange for eight thousand six hundred three shares of MCJ. The Company recorded a gain of $12,323, net of tax, as a result of this sale, in the second quarter of fiscal 2005. The Company has no significant continuing involvement in the operations of MCJ or SYNNEX K.K. The Company’s remaining equity interest in SYNNEX K.K. is accounted for under the cost method as the Company does not have significant influence over either MCJ or SYNNEX K.K.

Under the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of SYNNEX K.K. qualifies as a discontinued operation component of the Company. Accordingly, the Company has excluded results of Japan operations from its consolidated statements of operations to present this business in discontinued operations.

Under the terms of the sale the Company is restricted from selling the shares of MCJ it received until April 19, 2006. As described in Note 2, the shares are classified as trading and are recorded at fair value, based on quoted market prices, and realized gains and losses are included in the results of operations. As of August 31, 2005, the fair value of the shares of MCJ was $19,199, and that amount was included in short term investments.

In order to reduce the risk of holding the MCJ shares, the Company entered into forward exchange contracts to sell MCJ shares for fixed prices in April 2006. As of August 31, 2005, such contracts covered 58% of the MCJ shares held by the Company and these contracts had a value of $2,392, representing the amount by which the proceeds of the fixed price contracts of $13,448 exceeded the current fair value $11,056 of the shares to be sold. This amount is included in other current assets as of August 31, 2005.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

The results from the operations of SYNNEX K.K., prior to the sale, were as follows:

	Three Months Ended
	May 31, 2005	February 28, 2005	November 30, 2004	August 31, 2004	May 31, 2004	February 29, 2004
Revenue	$24,815	$39,662	$37,783	$36,440	$41,853	$47,468
Cost of revenue	(23,143)	(36,773)	(35,451)	(34,401)	(39,338)	(44,748)

Gross profit	1,672	2,889	2,332	2,039	2,515	2,720
Selling, general and administrative expenses	(1,187)	(1,983)	(1,926)	(1,938)	(2,192)	(2,230)

Income from operations before non-operating items, income taxes and minority interest	485	906	406	101	323	490
Interest expense and finance charges, net	(42)	(98)	(94)	(111)	(130)	(129)
Other income (expense), net	(79)	(166)	125	16	94	(77)

Income before income taxes and minority interest	364	642	437	6	287	284
Provision for income taxes	(144)	(290)	(200)	(2)	(132)	(125)
Minority interest	(13)	(48)	(32)	(1)	(21)	(22)

Net income	$207	$304	$205	$3	$134	$137

NOTE 4 – BALANCE SHEET COMPONENTS:

Accounts receivable, net:

	August 31, 2005	November 30, 2004
Trade accounts receivable	$385,195	$397,504
Less: Allowance for doubtful accounts	(11,995)	(12,023)
Less: Allowance for sales returns	(9,733)	(12,877)

	$363,467	$372,604

Inventories:

	August 31, 2005	November 30, 2004
Components	$34,683	$41,309
Finished goods	369,918	367,037

	$404,601	$408,346

Intangible assets:

	August 31, 2005			November 30, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$25,404	$—	$25,404	$23,631	$—	$23,631
Vendor lists	22,062	(13,617)	8,445	22,898	(12,843)	10,055
Customer lists	12,569	(2,708)	9,861	13,133	(2,204)	10,929
Other intangible assets	1,073	(356)	717	4,878	(771)	4,107

	$61,108	$(16,681)	$44,427	$64,540	$(15,818)	$48,722

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Amortization expense was $817, $983, $2,291 and $2,947 for the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, respectively. Goodwill increased as of August 31, 2005 due to the final payment for the acquisition of BSA Sales, Inc. Other intangible assets decreased due to the sale of SYNNEX K.K (see Note 3).

NOTE 5 - ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “Arrangement”) through a consolidated wholly owned subsidiary to sell up to $275,000 of U.S. trade accounts receivables (the “Receivables”) to two financial institutions. In connection with the Arrangement, the Company sells its Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the Receivables to the financial institutions without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.90%. Subsequent to August 31, 2005, the Arrangement was amended to reduce this amount to 0.75%. A separate fee based on the unused portion of the facility, at 0.30% per annum, is also charged by the financial institutions. To the extent that cash was received in exchange, the amount of Receivables sold to the financial institutions has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.” The amount of Receivables sold to the financial institutions and not yet collected from customers at November 30, 2004 and August 31, 2005 was $196,300 and $170,900, respectively. The wholly owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold Receivables at November 30, 2004 and August 31, 2005 of $213,492 and $234,414, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the Receivables totaled approximately $187,300, $255,700, $616,050 and $762,100 in the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, respectively. The gross payments to the financial institutions under the Arrangement totaled approximately $207,500, $225,000, $685,050 and $787,500 in the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, respectively, which arose from the subsequent collection of Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the Receivables on behalf of the financial institutions, for which it receives a service fee from the financial institutions, and remits collections to the financial institutions. The Company estimates that the service fee it receives approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institutions totaled $838, $1,306, $2,455 and $3,560 in the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, respectively, and were recorded within “Interest expense and finance charges, net.”

Under the Arrangement the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional Receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2004 and August 31, 2005.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 12, “Commitments and Contingencies” for additional information. Approximately $303,993, $284,947, $826,748 and $869,080 of the Company’s net sales were financed under these programs in the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, respectively. Approximately $54,152 and $50,771 of accounts receivable at November 30, 2004 and August 31, 2005, respectively, were subject to flooring agreements. Flooring fees were approximately $463, $1,443, $1,855 and $3,994 in the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, respectively, and are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 6 - RESTRUCTURING CHARGES:

In the first quarter of fiscal 2005, the Company announced a restructuring program in its distribution segment that impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. All terminations were completed by May 31, 2005. In the third quarter of fiscal 2005, the Company closed its facility in Markham, Ontario. This restructuring resulted in a total expense of $2,513, which consists of employee termination benefits of $711, estimated facilities exit expenses of $1,681 and other expenses in the amount of $121. All charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

The following table summarizes the activity related to the liability for restructuring charges through August 31, 2005:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2004	$—	$—	$—	$—
Restructuring charge expensed in the quarter ended February 28, 2005	691	828	121	1,640
Cash payments	(74)	—	—	(74)
Non-cash charges	—	(636)	—	(636)

Balance accrued at February 28, 2005	617	192	121	930
Adjustments	20	11	—	31
Cash payments	(218)	(62)	—	(280)

Balance accrued at May 31, 2005	419	141	121	681
Restructuring charge expensed in the quarter ended August 31, 2005	—	842	—	842
Cash payments	(104)	(77)	(17)	(198)

Balance accrued at August 31, 2005	$315	$906	$104	$1,325

The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities.”

NOTE 7 - BORROWINGS:

Borrowings consist of the following:

	August 31, 2005	November 30, 2004
SYNNEX Canada revolving loan	$59,012	$56,877
SYNNEX Canada term loan	1,583	2,275
SYNNEX K.K. line of credit	—	16,521
SYNNEX K.K. term loan	—	1,944
SYNNEX K.K. mortgage	—	1,088
SYNNEX K.K. bonds	—	6,997
SYNNEX UK line of credit	1,120	—
SYNNEX China mortgage	—	2,368

	61,715	88,070
Less: Current portion	(60,491)	(74,996)

Non-current portion	$1,224	$13,074

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and nine months ended August 31, 2005 and 2004

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

Stock Options

During the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, 15, 90, 305 and 115 stock options, respectively, were granted and at August 31, 2005 options to purchase 7,035 shares of common stock were outstanding.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions were used to estimate the fair value of stock option grants in the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005:

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Expected life (years)	5	5	5	5
Risk-free interest rate	3.7%	3.7%	3.8%	3.4%
Expected volatility	40%	65%	40%	65%
Dividend yield	0%	0%	0%	0%

The weighted-average per share grant date fair value of options granted during the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005 was $8.93, $7.48, $10.05 and $7.74, respectively.

2003 Employee Stock Purchase Plan

The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions. The maximum number of shares a participant may purchase during a single accumulation period is one thousand two hundred fifty. The plan was approved by the Company’s stockholders and approved by its board of directors in 2003. A total of 500 shares of common stock have been reserved for issuance under the ESPP.

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

The payroll deductions in the first three accumulation periods resulted in the purchase of 338 shares of common stock. The fair value of each share is estimated on the date the employee enrolls in the ESPP using the

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of ESPP purchases in the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005.

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2005	August 31, 2004	August 31, 2005
Expected life (years)	1.4	0.3	0.5	1.3
Risk-free interest rate	1.6%	4.1%	3.2%	1.9%
Expected volatility	51.0%	40.1%	65.0%	49.6%
Dividend yield	0%	0%	0%	0%

The weighted-average per share ESPP enrollment date fair value of common stock during the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005 was $5.19, $1.49, $4.40 and $4.72, respectively.

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

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 9 - NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Income from continuing operations	9,038	11,446	27,192	31,039
Income from discontinued operations, net of tax	—	3	511	274
Gain on sale of discontinued operations, net of tax	—	—	12,323	—

Net income	$9,038	$11,449	$40,026	$31,313

Weighted average common shares - basic	28,764	26,835	28,439	26,438
Effect of dilutive securities:
Stock options	2,356	3,104	2,738	3,461

Weighted average common shares - diluted	31,120	29,939	31,177	29,899

Earnings per share:
Basic
Income from continuing operations	$0.31	$0.43	$0.96	$1.17
Discontinued operations	$—	$—	$0.45	$0.01

Net income per common share - basic	$0.31	$0.43	$1.41	$1.18

Diluted
Income from continuing operations	$0.29	$0.38	$0.87	$1.04
Discontinued operations	$—	$—	$0.41	$0.01

Net income per common share - diluted	$0.29	$0.38	$1.28	$1.05

Options to purchase 280, 227, 130 and 36 shares of common stock for the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $92,452, $88,276, $303,600 and $291,316 during the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, respectively. Sales to MiTAC International Corporation and its affiliates during the three months ended August 31, 2004 and 2005 and the nine months ended August 31, 2004 and 2005, were approximately $400, $480, $1,013 and $1,373, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

In October 2001, as a new investment option for the deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account was to hold shares of MiTAC International Corporation and its affiliates. The shares were sold during the three months ended May 31, 2005. As of November 30, 2004 the fair market value of the common stock acquired was approximately $2,259. There were no shares of common stock held at August 31, 2005.

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

For the three and nine months ended August 31, 2005 and 2004

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

Summarized financial information related to the Company’s reportable business segments as at August 31, 2004 and 2005, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three Months Ended August 31, 2005:
Revenue	$1,263,519	$128,071	$1,391,590
Income from continuing operations before non-operating items, income taxes and minority interest	17,046	2,683	19,729
Total assets	796,635	202,010	998,645
Three Months Ended August 31, 2004:
Revenue	$1,156,337	$147,404	$1,303,741
Income from continuing operations before non-operating items, income taxes and minority interest	15,708	3,181	18,889
Total assets	698,396	167,888	866,284
Nine Months Ended August 31, 2005:
Revenue	$3,654,781	$392,900	$4,047,681
Income from continuing operations before non-operating items, income taxes and minority interest	44,491	10,057	54,548
Total assets	796,635	202,010	998,645
Nine Months Ended August 31, 2004:
Revenue	$3,294,949	$414,683	$3,709,632
Income from continuing operations before non-operating items, income taxes and minority interest	44,249	10,301	54,550
Total assets	698,396	167,888	866,284

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and nine months ended August 31, 2005 and 2004

(amounts in thousands, except for per share amounts)

(unaudited)

Summarized financial information related to the geographic areas in which the Company operated at August 31, 2005 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three Months Ended August 31, 2005:
Revenue	$1,345,936	$55,321	$(9,667)	$1,391,590
Income from continuing operations	8,358	548	132	9,038
Other long-lived assets	70,509	15,611	—	86,120
Three Months Ended August 31, 2004:
Revenue	$1,241,316	$67,035	$(4,610)	$1,303,741
Income from continuing operations	11,235	290	(79)	11,446
Other long-lived assets	29,780	19,196	—	48,976
Nine Months Ended August 31, 2005:
Revenue	$3,897,901	$179,031	$(29,251)	$4,047,681
Income from continuing operations	24,276	2,664	252	27,192
Other long-lived assets	70,509	15,611	—	86,120
Nine Months Ended August 31, 2004:
Revenue	$3,523,610	$203,934	$(17,912)	$3,709,632
Income from continuing operations	31,000	415	(376)	31,039
Other long-lived assets	29,780	19,196	—	48,976

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at August 31, 2005, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 5. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2005 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC, our strategy with respect to international operations, changes in interest rates applicable to our borrowing, our plan to continue our investment in IT services, gross margin, selling, general and administrative expenses and interest expense and finance charges, net, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, use of our working capital, thefts at our warehouses, our belief that we will be able to collect from our insurance company claim we have made, expansion of our operations and related costs, competition, performance of our strategic investments and acquisitions, impact of new rules and regulations affecting public companies, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization program, sources of revenue and the adequacy of our internal controls over financial reporting. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Operating Results,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics, contract assembly and demand generation marketing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2004 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the three and nine months ended August 31, 2005 our largest OEM supplier, HP, accounted for approximately 27% and 28%, respectively, of our total revenue.

Because we offer distribution, contract assembly, demand generation marketing, complementary supply chain services and IT solutions, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain.

We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enable us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in Asia, Europe and North America.

We manage our business in two segments – distribution and contract assembly. Our revenue is currently approximately 90% from distribution and 10% from contract assembly. In addition, from a geographic segment perspective, approximately 95% of our total revenue is from North America and the remaining 5% is from outside North America.

The IT product distribution and contract assembly industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. As well, the market for IT products is generally characterized by declining unit prices and short product life cycles. Our distribution business is also highly competitive on the basis of price. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute.

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

Acquisitions, Divestments and Restructuring Charges

During the 12 months ended August 31, 2005, we acquired one company, EMJ Data Systems Limited, or EMJ, and divested two of our subsidiaries, SYNNEX K.K. and EMJ America.

The acquisition of Canadian-based EMJ was completed in September 2004 and we have included the results of operations from EMJ in our reported results since the acquisition date. We acquired EMJ to expand our presence in the Canadian distribution market and, to a lesser extent, our market presence in the United States.

In May 2005, we sold approximately 93% of the equity in our Japan subsidiary to MCJ Company Limited, or MCJ, a Japan based public company. We sold our Japan distribution business, as it was not strategic to our current North American focused distribution and assembly business model. We received shares of MCJ stock as consideration for SYNNEX K.K. We are restricted from selling the MCJ stock until one year after the sale date. As a result of this equity investment, we must record the gains or losses in our investment each period based on the closing price of MCJ stock. These non-operating gains or losses are reported in “other income (expense), net.” In order to reduce the risk of holding the MCJ shares, we have entered into forward exchange contracts to sell MCJ shares for fixed prices in April 2006. As of August 31, and October 7, 2005, such contracts covered 58% and 84%, respectively, of the MCJ shares held by the Company.

In June 2005, we sold our EMJ America subsidiary to the management team of EMJ America. EMJ America was a subsidiary of EMJ and was not in the same business as EMJ.

As a result of the acquisition of EMJ and the associated duplicative facilities and functions with our existing Canadian business at the time of the acquisition, we commenced a restructuring program in the first quarter of fiscal 2005. The restructuring program was completed in the third quarter of fiscal 2005 and total charges from the program were $2.5 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and nine-month periods ended August 31, 2005 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2004. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2005	August 31, 2004	August 31, 2005
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(95.96)	(95.76)	(95.85)	(95.76)

Gross profit	4.04	4.24	4.15	4.24
Selling, general and administrative expenses	(2.59)	(2.82)	(2.68)	(2.89)

Income from continuing operations before non-operating items, income taxes and minority interest	1.45	1.42	1.47	1.35
Interest expense and finance charges, net	(0.11)	(0.27)	(0.14)	(0.27)
Other income (expense), net	0.02	(0.09)	(0.02)	0.01

Income from continuing operations before income taxes and minority interest	1.36	1.06	1.31	1.09
Provision for income taxes	(0.49)	(0.41)	(0.48)	(0.42)
Minority interest in subsidiaries	0.01	—	0.01	—

Income from continuing operations	0.88	0.65	0.84	0.67
Income from discontinued operations, net of tax	—	—	—	0.01
Gain on sale of discontinued operations, net of tax	—	—	—	0.31

Net income	0.88%	0.65%	0.84%	0.99%

Three Months Ended August 31, 2004 and 2005

Revenue:

	Three Months Ended August 31, 2004	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Revenue	$1,303,741	$1,391,590	6.7%
Distribution revenue	$1,156,337	$1,263,519	9.3%
Contract assembly revenue	$147,404	$128,071	(13.1)%

The increase in our distribution revenue was primarily attributable to increased demand for products through the IT distribution channel, primarily in the United States, the acquisition of EMJ in September 2004 and, to a lesser extent, revenue from new vendors and customers. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of products we sell.

The decrease in contract assembly revenue was the result of a decrease in demand from our largest contract assembly customer, Sun Microsystems. The decrease in demand was primarily due to product life cycle transitions currently ongoing for the products we assemble for Sun Microsystems.

Gross Profit:

	Three Months Ended August 31, 2004	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Gross profit	$52,661	$58,978	12.0%
Percentage of revenue	4.04%	4.24%	5.0%

The increase in gross margin percentage was a result of higher margins in our distribution segment, mainly due to improvements in our North American pricing initiatives as well as customer and product mix and the EMJ acquisition. Our contract assembly gross margin percentage did not change significantly from the third quarter of fiscal 2004. Our gross margin has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses.

Our gross margins may decrease in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses:

	Three Months Ended August 31, 2004	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$33,772	$39,249	16.2%
Percentage of revenue	2.59%	2.82%	8.9%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets. Selling, general and administrative expenses increased in the third quarter of fiscal 2005 from the prior year, and, as a percentage of revenue, selling, general and administrative expenses increased in the three months ended August 31, 2005 to 2.8% from 2.6% in the prior year. These increases were primarily the result of the acquisition of Canadian-based EMJ in September 2004, new selling initiatives and a $0.4 million increase in deferred compensation expense.

In addition, our selling, general and administrative expenses increased due to a $0.8 million restructuring charge in our Canadian distribution segment. The restructuring charge was a continuation of the restructuring activities initiated in the first quarter of fiscal 2005. The restructuring charge was incurred to eliminate an excess facility. The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities.”

Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $5.5 million for the three months ended August 31, 2005, compared to $4.2 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products.

While we continually strive to maintain the lowest possible cost structure in running our operations, without sacrificing customer and vendor service and satisfaction, we do expect that our selling, general and administrative expense will increase in future periods as we invest in our infrastructure to improve processes and productivity and to grow our business.

Income from Continuing Operations before Non-operating Items, Income Taxes and Minority Interest:

	Three Months Ended August 31, 2004	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$18,889	$19,729	4.4%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$15,708	$17,046	8.5%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$3,181	$2,683	(15.7)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue for the three months ended August 31, 2005 decreased slightly to 1.42% from 1.45% in the prior year primarily due to the increase in selling, general and administrative expenses. By segment our distribution and assembly margins were both down slightly as well. The overall minor decline in income from operations was primarily a result of the $0.8 million restructuring charge and the $0.4 million increase in deferred compensation expense. This was partially offset by a $0.1 million decrease in the operating loss of our Mexico operation. While the increase in deferred compensation expense had an effect on operating income, there was no effect on net income, as the increase in deferred compensation expense was offset by an investment gain and recorded in other income and expense. The decrease in the operating loss in Mexico was a result of focused efforts to reduce costs and improve operating effectiveness.

Interest Expense and Finance Charges, net:

	Three Months Ended August 31, 2004	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$1,378	$3,777	174.1%

Amounts recorded in interest expense and finance charges, net include interest expense paid on our lines of credit, long-term debt and deferred compensation, finance fees associated with third party accounts receivable flooring arrangements and finance fees associated with the sale of accounts receivable through our securitization facility. The increase in interest expense and finance charges, net was primarily a result of higher finance charges due to higher interest rates as compared to those in 2004 and higher debt levels in our Canadian subsidiary, due to the EMJ acquisition. We expect our interest expense and finance charges, net will increase if short-term interest rates continue to rise in the United States. Any such increase may have an immediate adverse effect on our net income.

Other Income (Expense), net:

	Three Months Ended August 31, 2004	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$241	($1,155)	(579.3)%

Amounts recorded in other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses. The decrease in other income (expense), net was primarily due to a $1.6 million loss from the decrease in value of shares of MCJ stock we acquired as a result of the sale of our Japan subsidiary and a one time receipt of $1.2 million from the settlement of the final purchase price related to the acquisition of our current subsidiary in the United Kingdom, which was recorded in the third quarter of fiscal 2004. This was partially offset by a $1.2 million increase in foreign exchange income, from a loss of $0.6 million in the three months ended August 31, 2004 to a gain of $0.6 million in the three months ended August 31, 2005 and a $0.4 million increase in investment gains related to deferred compensation in the three months ended August 31, 2005 as compared with the same period in the prior year.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 38.9% in the three months ended August 31, 2005 as compared with an effective tax rate of 36.0% in the prior year. The increase in our effective tax rate from the third quarter of fiscal 2005 versus the third quarter of fiscal 2004 was primarily a result of permanent tax differences from exercises of non-qualified stock options.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest benefit decreased to zero in the three months ended August 31, 2005 from $76,000 in the three months ended August 31, 2004 due to the losses at our Mexico subsidiary exceeding the minority investment amount.

Discontinued Operations. During the second quarter of fiscal 2005, we sold approximately 93% of SYNNEX K.K. to MCJ, in exchange for 8,603 shares of MCJ. We have reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Three Months Ended
	August 31, 2004	August 31, 2005
Revenue	$36,440	$—
Cost of revenue	(34,401)	—

Gross profit	2,039	—
Selling, general and administrative expenses	(1,938)	—

Income from operations before non-operating items, income taxes and minority interest	101	—

Interest expense and finance charges, net	(111)	—
Other income (expense), net	16	—

Income before income taxes and minority interest	6	—
Provision for income taxes	(2)	—
Minority interest	(1)	—

Net income	$3	$—

Nine Months Ended August 31, 2004 and 2005

Revenue:

	Nine Months Ended August 31, 2004	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Revenue	$3,709,632	$4,047,681	9.1%
Distribution revenue	$3,294,949	$3,654,781	10.9%
Contract assembly revenue	$414,683	$392,900	(5.3)%

The increase in our distribution revenue was primarily attributable to increased demand for products through the IT distribution channel, primarily in the United States, and the acquisition of EMJ in September 2004. Our revenue increase was also a result of our increased selling efforts, including the hiring of additional sales and business development staff in the United States. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

The decrease in contract assembly revenue was primarily the result of a decrease in demand from our largest contract assembly customer, Sun Microsystems. The decrease in demand was primarily due to product life cycle transitions currently ongoing for the products we assemble for Sun Microsystems. This decrease was partially offset by an increase in sales to our other contract assembly customers, which totaled 7% of our contract assembly sales in the nine months ended August 31, 2005 versus 3% in the nine months ended August 31, 2004.

Gross Profit:

	Nine Months Ended August 31, 2004	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Gross profit	$154,112	$171,668	11.4%
Percentage of revenue	4.15%	4.24%	2.2%

The increase in gross margin percentage was a result of higher margins in our distribution segment, mainly due to improvements in our North American pricing initiatives as well as customer and product mix, and the EMJ acquisition. Our contract assembly gross margin percentage increased slightly due to changes in product and customer mix.

Selling, General and Administrative Expenses:

	Nine Months Ended August 31, 2004	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$99,562	$117,120	17.6%
Percentage of revenue	2.68%	2.89%	7.8%

Selling, general and administrative expenses increased in the nine months ended August 31, 2005 from the prior year, and, as a percentage of revenue, selling, general and administrative expenses increased in the nine months ended August 31, 2005 to 2.9% from 2.7% in the prior year. The increase was primarily the result of the acquisition of Canadian-based EMJ in September 2004, the hiring of additional sales and business development personnel in the United States and a $2.0 million increase in deferred compensation expense. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $14.9 million for the nine months ended August 31, 2005, compared to $11.6 million in the prior year.

In addition, our selling, general and administrative expenses increased due to a $2.5 million restructuring charge incurred in the nine months ended August 31, 2005 in our Canadian distribution segment. The restructuring charge was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $1.7 million and other costs of $0.1 million.

Income from Continuing Operations before Non-operating Items, Income Taxes and Minority Interest:

	Nine Months Ended August 31, 2004	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$54,550	$54,548	(0.0)%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$44,249	$44,491	0.5%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$10,301	$10,057	(2.4)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue of 1.3% for the nine months ended August 31, 2005 decreased slightly from 1.5% in the prior year due to the increase in selling, general and administrative expenses. Our distribution operating income percentage decreased to 1.2% in the nine months ended August 31, 2005 from

1.3% in the prior year primarily due to our restructuring charges in the first and third quarters of fiscal 2005, a $2.0 million increase in deferred compensation expense and the hiring of additional sales and business development personnel in the United States. This was partially offset by a $0.9 million decrease in the operating loss of our Mexico operation. While the increase in deferred compensation expense had an effect on operating income, there was no effect on net income as the increase in deferred compensation expense was offset by an investment gain, which is recorded in other income and expense. The decrease in the operating loss in Mexico was a result of focused efforts to reduce costs and improve operating effectiveness. Our contract assembly operating income percentage increased to 2.6% in the nine months ended August 31, 2005 from 2.5% in the prior year primarily due to product and customer mix.

Interest Expense and Finance Charges, net:

	Nine Months Ended August 31, 2004	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$5,166	$11,108	115.0%

The increase in interest expense and finance charges, net was a result of higher finance charges due to higher interest rates as compared to those in 2004 and higher debt levels in our Canadian subsidiary due to the EMJ acquisition as well as $0.5 million related to the repayment of debt resulting from the acquisition of EMJ.

Other Income (Expense), net:

	Nine Months Ended August 31, 2004	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Other income (expense), net	($916)	$501	154.7%

The increase in other income (expense), net, in the nine months ended August 31, 2005 as compared with the same period in the prior year, was primarily due to a $2.0 million increase in investment gains related to deferred compensation and a $1.5 million decrease in foreign exchange losses. These amounts were partially offset by a $0.7 million loss from the decrease in value of shares of MCJ stock we acquired as a result of the sale of our Japanese subsidiary, and a one time receipt of $1.2 million from the settlement of the final purchase price related to the acquisition of our current subsidiary in the United Kingdom, which was recorded in the third quarter of 2004.

Provision for Income Taxes. Our effective tax rate was 38.3% in the nine months ended August 31, 2005 as compared with an effective tax rate of 36.6% in the prior year. The increase in our effective tax rate from the first nine months of fiscal 2005 versus the first nine months of fiscal 2004 was primarily a result of permanent tax differences from exercises of non-qualified stock options.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest benefit decreased to $58,000 in the nine months ended August 31, 2005 from $320,000 in the nine months ended August 31, 2004 due to the losses at our Mexico subsidiary exceeding the minority investment amount.

Discontinued Operations. The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Nine Months Ended
	August 31, 2004	August 31, 2005
Revenue	$125,761	$64,477
Cost of revenue	(118,487)	(59,916)

Gross profit	7,274	4,561

Selling, general and administrative expenses	(6,360)	(3,170)

Income from operations before non-operating items, income taxes and minority interest	914	1,391

Interest expense and finance charges, net	(370)	(140)
Other income (expense), net	33	(245)

Income before income taxes and minority interest	577	1,006

Provision for income taxes	(259)	(434)
Minority interest	(44)	(61)

Net income	$274	$511

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

We had positive net working capital of $316.9 and $342.2 million at November 30, 2004 and August 31, 2005, respectively. We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash used in operating activities was $4.4 million in the nine months ended August 31, 2005. Cash used in operating activities in the nine months ended August 31, 2005 was primarily attributable to a decrease of $20.5 million for stock received from the sale of SYNNEX K.K. and $39.9 million from a decrease in net working capital. These amounts were partially offset by $40.0 million from net income and $6.6 million from depreciation and amortization. The decrease in cash from net working capital in the nine months ended August 31, 2005 was primarily due to increases in inventories and accounts receivable.

Net cash used in investing activities was $6.3 million in the nine months ended August 31, 2005. The use of cash was primarily the result of a $3.0 million investment in Microland, the final payments for the acquisitions of EMJ and BSA Sales, Inc. of $4.8 million and capital expenditures of $4.9 million, partially offset by a decrease in restricted cash of $2.0 million. The capital expenditures were mostly for the purchase of land associated with a building we already owned at our UK subsidiary, and computer equipment upgrades.

Net cash used in financing activities was $7.4 million in the nine months ended August 31, 2005 and was primarily related to net debt payments of $12.0 million and cash overdraft of $2.5 million, offset by proceeds from issuances of common stock of $8.2 million.

Capital Resources

Our cash and cash equivalents totaled $28.7 million and $9.9 million at November 30, 2004 and August 31, 2005, respectively.

Off-Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $275.0 million of U.S. trade accounts receivable to two financial institutions. The program expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivable to the financial institutions. Sales of the accounts receivables to the financial institutions under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivable not sold to the financial institutions are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.90% per annum. Subsequent to August 31, 2005, the program was amended to reduce this amount to 0.75%. At November 30, 2004 and August 31, 2005, the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $196.3 million and $170.9 million, respectively. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. As we have in prior periods, we expect we will increase this program if our revenue levels continue to increase. Under the program, we continue to service the accounts receivable, and receive a service fee from the financial institutions. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•	a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2003 of not less than (i) the minimum net worth required under the arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year;

•	a fixed charge ratio for each rolling period from and after the closing of the arrangement of not less than 1.70 to 1.00. The fixed charge ratio is the ratio of EBITDA for the rolling period ending on such date to “fixed charges” for such period. Fixed charges means, with respect to any of our fiscal periods (a) cash interest expense during such period, plus (b) regularly scheduled payments of principal on our debt (other than debt owing under the amended arrangement, as defined) paid during such period, plus (c) the aggregate amount of all capital expenditures made by us during such period other than capital expenditures related to the purchase of and improvements to the building occupied by our subsidiary in China in an amount not to exceed $8.5 million, plus (d) income tax expense during such period, plus (e) any dividend, return of capital or any other distribution in connection with our capital stock. Rolling period means as of the end of any or our fiscal quarters, the immediately preceding four fiscal quarters (including the fiscal quarter then ending); and

•	with respect to our wholly owned subsidiary, a net worth percentage of not less than 5.0%.

We are also obligated to provide periodic financial statements and investment reports, notices of material litigation and any other information relating to our U.S. trade accounts receivable as requested by the financial institutions.

As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.

We have issued guarantees to certain vendors of our subsidiaries for the total amount of $77.9 million as of November 30, 2004 and $64.3 million as of August 31, 2005.

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

On-Balance Sheet Arrangements

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75% at our option. There were no borrowings outstanding under the Revolver at November 30, 2004 or August 31, 2005.

Our subsidiary, SYNNEX Canada, has a revolving loan agreement with a group of financial institutions. At August 31, 2005 the credit limit was C$125.0 million and matures in September 2007. Borrowings under the loan agreement are collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution or at the financial institution’s Bankers Acceptance rate plus 1.2% for Canadian dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.2% for U.S. dollar denominated loans. The balance outstanding at November 30, 2004 and August 31, 2005 was $56.9 and $59.0 million, respectively.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $60.6 and $5.4 million at November 30, 2004 and August 31, 2005, respectively. At November 30, 2004 and August 31, 2005, we had borrowings of $16.5 and $1.1 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $14.7 and $1.6 million at November 30, 2004 and August 31, 2005, respectively. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after August 31, 2005 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Contractual obligations
Principal debt payments	$1,583	$359	$718	$506	$—
Interest on debt	91	21	41	29	—
Non-cancelable operating leases	49,062	9,641	18,978	10,674	9,769

Total	$50,736	$10,021	$19,737	$11,209	$9,769

We are in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123R (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based

Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the quarter ending February 28, 2006. We are in the process of assessing the impact of adopting this new standard. The impact will be dependent on the transition method, the option-pricing model used to compute fair values, and the inputs to that model, such as volatility and expected life.

On March 29, 2005, the SEC issued Staff Accounting Bulletin, or SAB 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to shares-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any material impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Risks Related to Our Business

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance and product life of the products we assemble and distribute;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers; and

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights.

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

You should not rely on period-to-period comparisons of our operating results as an indication of future performance. The results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline. For example, in March 2005, we announced that our revenue and net income for the three months ended February 28, 2005 would be lower than our previously released guidance and, as a result, our share price subsequently declined substantially.

We depend on a small number of OEMs to supply the IT products that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP and IBM products represented approximately 28% and 12%, respectively, of our total revenue in the nine months ended August 31, 2004 and approximately 28% and 5%, respectively, of our total revenue for the nine months ended August 31, 2005. The decline in sales of IBM products was a result of IBM selling its PC division to Lenovo, with whom we have an ongoing business relationship. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2006. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its sales agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, rebates and marketing programs available to us. From time to time we may conduct business with a supplier without a formal agreement because the agreement has expired or otherwise. In such cases, we are subject to additional risks with respect to products, warranties and returns, among other things. If we are unable to pass the impact of these changes through to our reseller customers, our business, financial position and operating results could be adversely affected.

Our gross margins are low, which magnifies the impact of variations in revenue, operating costs and bad debts on our operating results.

As a result of significant price competition in the IT products industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs and bad debts on our operating results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

We depend on OEM suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to timely fulfill orders, which in turn could harm our business, financial position and operating results.

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

We may suffer adverse consequences from changing interest rates.

Our short-term borrowings and off-balance sheet arrangements are variable rate obligations that could expose us to interest rate risks. At August 31, 2005, we had approximately $229.9 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

A portion of our revenue is financed by floor plan financing companies and any termination or reduction in these financing arrangements could increase our financing costs and harm our business and operating results.

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

We experienced theft of product from our warehouses and future thefts could harm our operating results.

From time to time we have experienced incidents of theft at various facilities. In fiscal 2003 and fiscal 2005 we experienced theft as a result of break-ins at four of our warehouses in which approximately $13.4 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States.

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

In March 2005 approximately $4.0 million of inventory was stolen from our facility in the City of Industry, California. We have filed a claim with our insurance provider for the amount of the loss, less a small deductible. To date, we have received $1.8 million of the claimed amount. Based on the information we have received to date from our insurance provider, we expect the remaining claim to be collected.

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. In the future, incidents of theft may re-occur for which we may not be fully insured.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

As a result of product transitions, product life cycle, product acceptance and pricing pressure, our business with Sun Microsystems, our primary contract assembly customer, has decreased. Sun Microsystems accounted for approximately $400.7 million or 97% of our contract assembly revenue in the nine months ended August 31, 2004 and approximately $366.4 million or 93% in the nine months ended August 31, 2005. Our contract assembly business will remain dependent on our relationship with Sun Microsystems in the foreseeable future, subjecting us to risks with respect to the success and life cycle of Sun Microsystems products we assemble and the pricing terms we negotiate with Sun Microsystems and our suppliers. Accordingly, if we are unable to assemble new and successful products for Sun Microsystems on appropriate pricing terms, our business and operating results would be adversely affected.

The future success of our relationship with Sun Microsystems also depends on MiTAC International continuing to work with us to service Sun Microsystems’ requirements at an appropriate cost. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. As MiTAC’s ownership interest in us decreases as a result of this offering and subsequent sales, MiTAC’s interest in the success of our business and operation may decrease as well. If we are unable to maintain our relationship and appropriate pricing terms with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we were unable to obtain assembly contracts for new and successful products our business and operating results would suffer.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of Merisel Canada Inc. and we have written off substantial investments in the past, one of which was eManage.com, Inc. Also, our recent acquisition of EMJ caused an initial negative effect on our operating margins as we integrated EMJ’s systems, operations and personnel. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of August 31, 2005, we had 379 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

•	a government controlled foreign exchange rate and limitations on the convertibility of the Chinese renminbi;

•	extensive government regulation;

•	changing governmental policies relating to tax benefits available to foreign-owned businesses;

•	the telecommunications infrastructure;

•	a relatively uncertain legal system; and

•	uncertainties related to continued economic and social reform.

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

In the nine months ended August 31, 2004 and 2005, approximately 17% and 20%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenues related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We are from time to time involved in other litigation in the ordinary course of business. For example, we are currently defending a trademark infringement action and a civil matter involving third party investors in eManage.com, Inc., and are considering the appeal of the $4.2 million judgment entered against Daisytek (Canada), Inc., a former wholly owned subsidiary of EMJ, by the U.S. District Court for the Northern District of Texas. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

Because of the capital-intensive nature of our business, we need continued access to capital, which, if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

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

As of August 31, 2005, we had approximately $61.7 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of August 31, 2005, approximately $170.9 million of our accounts receivable were sold to and held by two financial institutions under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

We have significant operations concentrated in Northern California, South Carolina, Toronto and Beijing and any disruption in the operations of our facilities could harm our business and operating results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in Fremont, California, Greenville, South Carolina, Toronto and Beijing. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

Global health, economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics such as SARS and other similar outbreaks in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation, our ability to obtain adequate insurance at reasonable rates or require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico and the United Kingdom. In the nine months ended August 31, 2004 and 2005, approximately 17% and 20%, respectively, of our total revenue was generated outside the United States. In the nine months ended August 31, 2004 and 2005, approximately 11% and 15%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. Further, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur similar additional expenses and loss.

In addition, changes in policies or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. Furthermore, any actions by countries in which we conduct business to reverse policies that encourage foreign trade or investment could adversely affect our business. If we fail to realize the anticipated revenue growth of our future international operations, our business and operating results could suffer.

Risks Related to Our Relationship with MiTAC International

We rely on MiTAC International for certain manufacturing and assembly services and the loss of these services would require us to seek alternate providers that may charge us more for their services.

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract assembly customers, including Sun Microsystems, our primary contract assembly customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms on a project-by-project basis, based on manufacturing services rendered by MiTAC International or us. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. We may be unable to obtain alternative services and components on similar terms, which may in turn increase our manufacturing costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results.

Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there has not been a significant amount of sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement had an initial term of one year and will automatically renew for subsequent one-year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice (a) of the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Sun Microsystems under which we work with MiTAC International to provide contract assembly services to Sun Microsystems.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. For fiscal year 2005, Mr. Miau will receive a retainer of $225,000 from us. Compensation payable to Mr. Miau is based upon the recommendation of the Compensation Committee and subject to the approval of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.6% of Synnex Technology International and approximately 8.9% of MiTAC International. MiTAC International owns 0.3% of Synnex Technology International and Synnex Technology International owns approximately 0.5% of MiTAC International. In addition, MiTAC International owns approximately 9.0% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.4% of Mitac Incorporated. Synnex Technology International, through its ownership of Peer Developments Limited, indirectly owns approximately 18.4% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of August 31, 2005, our executive officers, directors and principal stockholders owned approximately 67% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of August 31, 2005, our executive officers, directors and principal stockholders beneficially owned approximately 67% of our outstanding common stock. In particular, MiTAC International, through its affiliates, beneficially owned approximately 67% of our common stock.

MiTAC International and its affiliates own a controlling interest in us as of August 31, 2005. As a result, MiTAC International will be able to control the outcome of matters submitted to the stockholders including any acquisition or sale of us. In addition, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of a decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

Risks Related to Our Industry

Volatility in the IT industry could have a material adverse effect on our business and operating results.

The IT industry in which we operate has experienced decreases in demand. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity were responsible, in part, for a decline in our revenue in fiscal 2001, as well as problems with the saleability of inventory and collection of reseller customer receivables.

The North American economy and market conditions continue to be challenging in the IT industry. As a result, individuals and companies may delay or reduce expenditures, including those for IT products. While in the past we may have benefited from the consolidation in our industry resulting from the slowdown, further delays or reductions in IT spending in particular, and economic weakness generally, could have an adverse effect on our business and operating results.

Our distribution business may be adversely affected by some OEM suppliers’ strategies to increase their direct sales, which in turn could cause our business and operating results to suffer.

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

OEMs are limiting the number of supply chain service providers with which they do business, which in turn could negatively impact our business and operating results.

Currently, there is a trend towards reducing the number of authorized distributors used by OEM suppliers. As a smaller market participant in the IT product distribution and contract assembly industries, than some of our competitors, we may be more susceptible to loss of business from further reductions of authorized distributors or contract assemblers by IT product OEMs. For example, the termination of Sun Microsystems’ contract assembly business with us would have a significant negative effect on our revenue and operating results. A determination by any of our primary OEMs to consolidate their business with other distributors or contract assemblers would negatively affect our business and operating results.

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

Our primary competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us and may have more developed relationships with their existing customers. We may lose market share in the United States or in international markets, or may be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a reduction in our gross margins.

We may initiate other business activities, including the broadening of our supply chain capabilities, and may face competition from companies with more experience in those new areas. In addition, as we enter new areas of business, we may also encounter increased competition from current competitors or from new competitors, including some who may once have been our OEM suppliers or reseller customers. Increased competition and negative reaction from our OEM suppliers or reseller customers resulting from our expansion into new business areas may harm our business and operating results.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal controls for the fiscal year ended November 30, 2004, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and the reputation of our company may be adversely affected and could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The FASB and other agencies have finalized changes to GAAP that will require us, starting in our quarter ending February 28, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that we expect will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine-month periods ended August 31, 2005 from our Annual Report on Form 10-K for the year ended November 30, 2004. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared to allow timely decisions regarding required disclosure.

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

Date: October 10, 2005

SYNNEX Corporation

By:	/s/ Robert T. Huang
Robert T. Huang Chief Executive Officer

By:	/s/ Dennis Polk
Dennis Polk Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.