Form 10-K
period 2005-11-30
SYNNEX CORP
filed 2006-02-13
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange on February 1, 2006) was approximately $237,963,576. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 1, 2006, there were 29,117,860 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders to be held on March 22, 2006.

SYNNEX CORPORATION

2005 FORM 10-K

PART I

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will,” “provides” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM and reseller customers, our relationship with MiTAC International, our regional strategy for our distribution operations, our distribution and contract assembly services, our strategy with respect to international operations, the effect of current and future legal proceedings, our IT infrastructure, our plan to continue our investment in IT services, adequacy of our facilities, expansion of our operations through investments or acquisitions, gross margin, selling, general and administrative expenses, fluctuations in future revenue and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, use of our working capital, thefts at our warehouses, market consolidation, expansion of our operations, competition, impact of new rules and regulations affecting public companies, expectations regarding dividends, our disclosure controls and procedures, statements regarding our securitization program and sources of revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under Item 1A, “Risk Factors,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

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

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2005 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers.

In our distribution operations, we purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as HP, IBM, Intel, Lenovo and Microsoft and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. We currently distribute and market approximately 15,000 products (as measured by active SKUs) from over 100 OEM suppliers to more than 15,000 resellers.

Our contract assembly operations are generally related to building IT systems such as network security appliances, servers and workstations. By leveraging the inventory management capabilities and system component supplier relationships of our distribution business, we provide cost-effective IT system assembly.

Because we offer distribution, contract assembly, demand generation marketing, IT solutions and complementary supply chain services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong and expanding relationships with these OEMs and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in Asia, Europe and North America.

We were incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We reincorporated in the State of Delaware under the name “SYNNEX Corporation” in October 2003.

Our Products and Suppliers

We distribute a full range of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 100 OEM suppliers, enabling us to offer comprehensive solutions to our reseller customers. Our primary OEM suppliers for the fiscal year ended November 30, 2005 and representative products we currently distribute for them include the following:

Supplier	Representative Products
Acer	Mobile PCs, Displays and Monitors
HP	Desktop and Mobile PCs, Printers, Imaging Products, Supplies, Servers, Storage Products
IBM	Servers, Storage Systems, Software
Intel Lenovo	CPUs, Motherboards, Networking Products Desktop and Mobile PCs
Lexmark	Printers and Supplies
Microsoft	Operating Systems, Application Software
Panasonic	Mobile PCs
Symantec	Security Software
Xerox	Printers and Supplies

During fiscal 2005, our distribution product mix by category was in the following ranges:

Product Category:
Peripherals	30%-34%
IT Systems	28%-32%
System Components	18%-22%
Software	10%-14%
Networking Equipment	4%-8%

Our largest OEM supplier is HP. Revenue from the sale of HP products represented approximately 28% of our revenue for fiscal 2005 and 2004. We entered into a U.S. Business Development Partner Agreement with HP on November 6, 2003, which governs our relationship with HP in the United States. The agreement remains in effect until May 31, 2006 unless terminated earlier in accordance with its terms. As is typical with our OEM supplier agreements, either party may terminate the agreement upon 30 days written notice. In addition, either party may terminate the agreement with cause upon 15 days written notice. “Cause” is not defined in the agreement. In the event the agreement is terminated for cause or if we in any way fail to perform any of our obligations under the agreement, any and all agreements between HP and us for the resale of any and all products, support and services shall automatically terminate upon such default or termination. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorney fees. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Our subsidiaries in Canada and Mexico have territorial supplier agreements with subsidiaries of HP located in the same countries.

In addition to HP, we have distribution agreements with most of our suppliers. These agreements usually provide for nonexclusive distribution rights and pertain to specific geographic territories. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. An OEM supplier that elects to terminate a distribution agreement will generally repurchase its products carried in our inventory.

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

Our Customers

Distribution

We currently distribute IT products to more than 15,000 resellers. Resellers are classified primarily by the end-users to which they sell as well as the services they provide. End-users include large corporations, governments, small-to medium-sized businesses, or SMBs, and personal users. In addition, resellers vary greatly in size and geographic reach. No reseller accounted for more than 10% of our total revenue in fiscal 2005 or 2004. Our reseller customers buy from us and other distributors and our larger reseller customers also buy certain products directly from OEM suppliers. Some of our largest reseller customers include Apptis, Business Depot, CDW and Insight.

Contract Assembly

The customers of our contract assembly business are IT product OEMs seeking to outsource product assembly and production logistics. Currently our primary contract assembly customer is Sun Microsystems. No contract assembly customer accounted for more than 10% of our total revenue in fiscal 2005. Sun Microsystems accounted for approximately 10% of our total revenue in fiscal 2004 and approximately 93% of our contract assembly revenue in fiscal 2005 and 2004.

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

Technical Support Services. We provide our reseller customers technical support services, including pre- and post-sale support. We also resell remote monitoring and management and outsourced technical support offerings that are performed by technical engineers located in India. The offerings are provided by Microland, a company in which we have a minority ownership interest.

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

Assembly Services. We provide our OEM assembly customers with systems design, build-to-order, or BTO, and configure-to-order, or CTO, assembly capabilities. BTO assembly consists of building a group of systems with the same pre-defined specifications, generally for our OEM customers’ inventory. CTO assembly consists of building a customized system for an OEM customer’s individual order specifications. We possess adequate systems and assembly flexibility to produce both large and small volumes of products that include numerous configurations. We also offer production value added services such as kitting, reconfiguration, asset tagging and hard drive imaging.

Joint Design and Manufacturing Services. We offer contract design and manufacturing services to OEMs through our relationship with our largest indirect stockholder, MiTAC International. MiTAC International’s design capabilities complement our system assembly capabilities and allow us to deliver a complete design-to-delivery solution for our OEM customers.

Sales and Marketing

As of November 30, 2005, we employed 800 sales and marketing professionals. We serve our large commercial and government reseller customers through dedicated sales professionals. We market to smaller resellers through dedicated regional sales teams. In addition, we have dedicated product marketing and sales specialists that focus on the sale and promotion of the products of selected suppliers. These specialists are also directly involved in establishing new relationships with leading OEMs to create demand for their products and services and with resellers for their customers’ needs. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities and ensuring customer satisfaction. We have sales offices in North and Latin America and Asia and attempt to locate our sales and marketing professionals in close proximity to our reseller customers.

We also have a sales team dedicated to cultivating new contract assembly opportunities with IT product OEMs. On selected opportunities, this team works with MiTAC International representatives to offer OEMs comprehensive outsourced supply chain solutions. This joint sales effort enables us to deliver complete design-to-delivery solutions for our OEM customers.

Our Operations

Distribution

We operate 16 distribution facilities in the United States, Canada, China and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. In North America, our distribution facilities are geographically dispersed to be near end-users and reseller customers. This regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

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

International Operations

Approximately 20% and 17% of our total revenue for fiscal 2005 and 2004, respectively, originated outside of the United States. A key element in our business strategy has been to expand our global presence in order to provide our distribution and contract assembly capabilities to OEMs in locations that meet their regional requirements. Consistent with this strategy, we have established international operations in Canada, China, Mexico and the United Kingdom.

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

We also sell to certain reseller customers where the transactions are financed by a third party floor plan financing company. The expenses charged by these financing companies will be subsidized either by our OEM suppliers or paid by us. We generally receive payment from these financing institutions within 15 to 30 days from the date of sale, depending on the specific arrangement.

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

Competition

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution and contract assembly industries are characterized by intense competition, based primarily on product availability, credit availability, price, speed and accuracy of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, technological capabilities, product quality, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers.

Our current major competitors in IT product distribution include Bell Microproducts, Ingram Micro, ScanSource and Tech Data and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers, which also sell directly to resellers and end-users. The distribution industry has recently undergone, and continues to undergo, major consolidation. During this period, a number of significant players within the IT distribution industry exited or merged with other players within the distribution market. We have participated in this consolidation through our acquisitions of Merisel Canada, Gates/Arrow and EMJ Data Systems Limited, and we are continuing to evaluate other opportunities.

Our current competitors in contract assembly include Benchmark Electronics, Sanmina-SCI and Solectron, as well as other electronic manufacturing service providers and original design manufacturers. We also face competition from the manufacturing and assembly operations of our current and potential customers, which continually evaluate the relative benefits of internal manufacturing and assembly compared to outsourcing.

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

Employees

As of November 30, 2005, we had 2,026 full-time employees, including 800 in sales and marketing, 955 in distribution and assembly operations, and 271 in executive, finance, IT and administration. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our production capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled approximately 485 at November 30, 2005. Our employees are not represented by a labor union nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

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

The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements of the Company. All reports that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-202-551-8090.

Item 1A.	Risk Factors.

The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you buy our common stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and life of the products we assemble and distribute;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers; and

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP and IBM products represented approximately 28% and 5%, respectively, of our total revenue in fiscal 2005 and approximately 28% and 12%, respectively, of our total revenue in fiscal 2004. The decline in sales of IBM products was a result of IBM selling its PC division to Lenovo, with whom we have an ongoing business relationship. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2006. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its sales agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, rebates and marketing programs available to us. From time to time we may conduct business with a supplier without a formal agreement because the agreement has expired or otherwise. In such case, we are subject to additional risk with respect to products, warranties and returns, and other terms and conditions. If we are unable to pass the impact of these changes through to our reseller customers, our business, financial position and operating results could be adversely affected.

Our gross margins are low, which magnifies the impact of variations in revenue, operating costs and bad debt on our operating results.

As a result of significant price competition in the IT products industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs and bad debt on our operating results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

Our short-term borrowings and off-balance sheet arrangements are variable rate obligations that could expose us to interest rate risks. At November 30, 2005, we had approximately $274.8 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

A portion of our revenue is financed by floor plan financing companies and any termination or reduction in these financing arrangements could increase our financing costs and harm our business and operating results.

A portion of our distribution revenue is financed by floor plan financing companies. Floor plan financing companies are engaged by our customers to finance, or “floor,” the purchase of products from us. In exchange for a fee, we transfer the risk of loss on the sale of our products to the floor plan companies. We currently receive payment from these financing companies within approximately 15 to 30 business days from the date of the sale, which allows our business to operate at much lower relative working capital levels than if such programs were not available. If these floor plan arrangements are terminated or substantially reduced, the need for more working capital and the increased financing cost could harm our business and operating results. We have not experienced any termination or significant reduction in floor plan arrangements in the past.

We have significant credit exposure to our reseller customers, and negative trends in their businesses could cause us significant credit loss and negatively impact our cash flow and liquidity position.

We extend credit to our reseller customers for a significant portion of our sales to them. Resellers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller customers will not pay for the products they purchase. In addition, our Mexico subsidiary has entered into a contract with a Mexico reseller customer which involves extended payment terms and could expose us to additional collection risks. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers as a result of an economic downturn or a decrease in IT spending by end-users. If we are unable to collect payment for products we ship to our reseller customers or if our reseller customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize receivable-based financing, which could negatively impact our cash flow and liquidity position.

We experienced theft of product from our warehouses and future thefts could harm our operating results.

From time to time we have experienced incidents of theft at various facilities. In fiscal 2003 and fiscal 2005 we experienced theft as a result of break-ins at four of our warehouses in which approximately $12.9 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States.

As a result of the losses in 2003, we reduced our inventory value by $9.4 million, and recorded estimated proceeds, net of deductibles as a receivable from our insurance company, included within “other current assets” on our balance sheet as of November 30, 2003. In January 2004 we received a final settlement from our insurance company that amounted to substantially all of the receivables recorded as of November 30, 2003.

In March 2005 approximately $4.0 million of inventory was stolen from our facility in the City of Industry, California. We subsequently recovered approximately $0.5 million through law enforcement and federal authorities. We filed a claim with our insurance provider for the amount of the loss, less a small deductible. We have received substantially all of the claimed amount.

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. In the future, incidents of theft may re-occur for which we may not be fully insured.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

As a result of product transitions, product life cycle, product acceptance and pricing pressure, our business with Sun Microsystems, our primary contract assembly customer, has decreased. Sun Microsystems accounted for approximately $486 million or 93% of our contract assembly revenue in fiscal 2005 and approximately $536 million or 93% in fiscal 2004. Our contract assembly business will remain dependent on our relationship with Sun Microsystems in the foreseeable future, subjecting us to risks with respect to the success and life cycle of Sun Microsystems products we assemble and the pricing terms we negotiate with Sun Microsystems and our suppliers. Accordingly, if we are unable to assemble new and successful products for Sun Microsystems on appropriate pricing terms, our business and operating results would be adversely affected.

The future success of our relationship with Sun Microsystems also depends on MiTAC International continuing to work with us to service Sun Microsystems’ requirements at an appropriate cost. We rely on MiTAC International to manufacture and supply subassemblies and components for the computer systems we assemble for Sun Microsystems. As MiTAC International’s ownership interest in us decreases, MiTAC International’s interest in the success of our business and operations may decrease as well. If we are unable to maintain our relationship and appropriate pricing terms with MiTAC International, our relationship with Sun Microsystems could suffer, which in turn could harm our business, financial position and operating results. In addition, if we were unable to obtain assembly contracts for new and successful products our business and operating results would suffer.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of Merisel Canada Inc. and we have written off substantial investments in the past, one of which was eManage.com, Inc. Also, our acquisition of EMJ Data Systems, Ltd., or EMJ, caused an initial negative effect on our operating margins as we integrated EMJ’s systems, operations and personnel. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of November 30, 2005, we had 414 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In fiscal 2005 and 2004, approximately 20% and 17%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We are from time to time involved in other litigation in the ordinary course of business. For example, we are currently defending a trademark infringement action and a civil matter involving third party investors in eManage.com, Inc. and are appealing the $4.2 million judgment entered against Daisytek (Canada), Inc., a former wholly owned subsidiary of EMJ, by the U.S. District Court for the Northern District of Texas. We may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management.

Because of the capital-intensive nature of our business, we need continued access to capital, which, if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, proceeds from our accounts receivable securitization program are limited or cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of debt financing has increased recently and could significantly increase in the future, making it cost prohibitive to borrow, which could force us to issue new equity securities.

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

As of November 30, 2005, we had approximately $29.7 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of November 30, 2005, approximately $274.8 million of our accounts receivable were sold to and held by two financial institutions under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in Fremont, California, Greenville, South Carolina, Toronto, Canada and Beijing, China. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

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

We have international operations in Canada, China, Mexico and the United Kingdom. In fiscal 2005 and 2004, approximately 20% and 17%, respectively, of our total revenue was generated outside the United States. In fiscal 2005 and 2004, approximately 16% and 12%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. In addition, our Mexico subsidiary has entered into a contract with a Mexico reseller customer which involves extended payment terms and could expose us to additional collection risks. Further, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur similar additional expenses and loss.

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

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract assembly customers, including Sun Microsystems, our primary contract assembly customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms on a project-by-project basis, based on manufacturing services rendered by MiTAC International or us. As MiTAC’s ownership interest in us decreases, MiTAC’s interest in the success of our business and operations may decrease as well. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. We may be unable to obtain alternative services and components on similar terms, which may in turn increase our manufacturing costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. For fiscal year 2005, Mr. Miau received a retainer of $225,000 from us. Compensation payable to Mr. Miau is based upon the recommendation of the Compensation Committee and subject to the approval of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.3% of Synnex Technology International and approximately 8.8% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.5% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.8% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.3% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 18.3% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of November 30, 2005, our executive officers, directors and principal stockholders owned approximately 57% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of November 30, 2005, our executive officers, directors and principal stockholders owned approximately 57% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 57% of our common stock.

MiTAC International and its affiliates own a controlling interest in us as of November 30, 2005. As a result, MiTAC International will be able to control the outcome of matters submitted to the stockholders including any acquisition or sale of us. In addition, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of a decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission, or SEC, regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended November 30, 2005, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The FASB and other agencies have finalized changes to GAAP that will require us, starting in our quarter ending February 28, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that we expect will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

Risks Related to Our Common Stock

Our common stock has been subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

Share prices and trading volumes for many distribution and contract assembly service related companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely decrease.

Significant fluctuations in the market price of our common stock could result in securities class action claims against us, which could seriously harm our operating results.

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

Anti-takeover provisions in our certificate of incorporation may make it more difficult for someone to acquire us in a hostile takeover.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting shares.

In addition, our certificate of incorporation contains certain provisions that, together with the ownership position of our officers, directors and their affiliates, could discourage potential takeover attempts and make attempts by stockholders to change management more difficult, which could adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are subject to additional rules and regulations as a public company, which will increase our administration costs which, in turn, could harm our operating results.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, the New York Stock Exchange, or NYSE, has adopted revisions to its requirements for companies that are NYSE-listed. These rules and regulations have increased our legal and financial compliance costs, and made some activities more time consuming or costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our principal executive offices are located in Fremont, California. We operate more than 30 distribution, assembly and administrative facilities in five different countries encompassing a total of approximately 1.7 million square feet. We lease each of these facilities, except a 62,500 square foot sales and marketing facility in Greenville, South Carolina, a 100,000 square foot distribution center in Ontario, Canada, a 40,835 square foot administrative facility in China and a 124,400 square foot administrative and assembly facility in the United Kingdom, which we own. In the United States, we operate 17 principal facilities with a total area of approximately 1.1 million square feet of space. Leases for our current facilities expire between October 2006 and June 2013. Our principal assembly facility is located in Fremont, California and our principal distribution facilities are located in Edison, New Jersey, Memphis, Tennessee, Los Angeles, California and Toronto, Ontario. We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current operating needs.

Item 3.	Legal Proceedings

We are from time to time involved in legal proceedings, including the following:

On May 1, 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against us and our Canadian subsidiary, SYNNEX Canada Limited. The suit claims that we have infringed on Seanix’s exclusive rights to its Canadian trademark registration and caused confusion between the two companies resulting from, among other things, our use of marks confusingly similar to the Seanix trademarks. The complaint seeks injunctive relief and monetary damages in an amount to be determined. Substantial discovery has taken place; however, no trial date has been set.

On May 7, 2002, Acropolis Systems, Inc. and Tony Yeh filed a civil suit in Santa Clara County California Superior Court against us, Robert Huang, C. Kevin Chuang and Stephen R. Bowling. The suit alleges violation of California securities laws, fraud and concealment and breach of contract resulting from, among other things, failure to disclose the existence of a lien in favor of us on the assets of eManage.com prior to entering into stock purchase agreements for shares of eManage stock. At the time of this stock purchase, we were the majority stockholder of eManage.com. The complaint seeks monetary damages in the amount of approximately $2.0 million. Substantial discovery has taken place and no trial date has been set.

On September 1, 2004, the United States Bankruptcy Court for the Northern District of Texas entered judgment in favor of DSLangdale Two, LLC and DSLangdale Three, LLC, Inc. in the amount of $ 4.2 million against Daisytek (Canada), Inc., a former wholly owned subsidiary of EMJ, a company that we acquired in September 2004. We had appealed this judgment. Subsequently, on November 22, 2004, plaintiffs sought to enforce the Texas judgment in the Ontario Superior Court of Justice. This Canada enforcement action has been stayed pending the resolution of the U.S. action. On September 22, 2005, the United States District Court for the Northern District of Texas affirmed the decision of the Bankruptcy Court. We are currently appealing the District Court decision.

In addition, we have been involved in various bankruptcy preference actions where we were a supplier to the companies now in bankruptcy. These preference actions are filed by the trustee of a bankruptcy estate on behalf of the bankrupt entity’s debtors and generally seek to have payments made by the bankrupt entity within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt entity’s creditors. We are not aware of any currently pending preference actions.

From time to time, we are also involved in legal proceedings in the ordinary course of business.

We do not believe that these proceedings will have a material adverse effect on our results of operations, financial position or cash flows of our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of November 30, 2005:

Name	Age	Position
Robert Huang	60	President, Chief Executive Officer and Director
John Paget	56	President of North America and Chief Operating Officer
Peter Larocque	44	Executive Vice President, Distribution
Dennis Polk	39	Chief Financial Officer and Senior Vice President, Corporate Finance
Simon Leung	40	General Counsel and Corporate Secretary

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

Our common stock, par value $0.001, is traded on the New York Stock Exchange (“NYSE”) under the symbol “SNX.” The following table sets forth the range of high and low sales prices for our common stock for each of the periods listed, as reported by the NYSE.

	Price Range of Common Stock
Fiscal 2004	Low	High
First Quarter	$13.65	$19.85
Second Quarter	$16.01	$21.00
Third Quarter	$14.40	$19.10
Fourth Quarter	$15.23	$21.89

Fiscal 2005
First Quarter	$20.65	$24.63
Second Quarter	$13.45	$23.17
Third Quarter	$15.20	$18.95
Fourth Quarter	$15.32	$18.08

As of February 1, 2006, our common stock was held by 30 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities place restrictions on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Item 8 of this Report. The selected consolidated statement of operations and cash flow data presented below for the fiscal years ended November 30, 2005, 2004 and 2003 and the consolidated balance sheet data as of November 30, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and other data for the fiscal years ended November 30, 2002 and 2001 and the consolidated balance sheet data as of November 30, 2003, 2002 and 2001 have been derived from our consolidated financial statements that are not included in this Report. The consolidated statements of operations data generally include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 and note 5 to our consolidated financial statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$5,640,769	$5,150,447	$3,944,886	$3,596,265	$3,032,041
Cost of revenue	(5,402,211)	(4,935,075)	(3,766,518)	(3,432,089)	(2,882,604)

Gross profit	238,558	215,372	178,368	164,176	149,437
Selling, general and administrative expenses	(159,621)	(137,712)	(121,352)	(114,657)	(95,168)

Income from continuing operations before non-operating items, income taxes and minority interest	78,937	77,660	57,016	49,519	54,269
Interest expense and finance charges, net	(17,036)	(7,959)	(7,007)	(6,182)	(6,722)
Other income (expense), net	1,559	(900)	(3,478)	1,169	(5,628)

Income from continuing operations before income taxes and minority interest	63,460	68,801	46,531	44,506	41,919
Provision for income taxes	(23,912)	(23,091)	(17,090)	(16,680)	(16,885)
Minority interest in subsidiary	58	376	267	49	—

Income from continuing operations	39,606	46,086	29,708	27,875	25,034
Income from discontinued operations, net of tax	511	479	288	157	763
Gain on sale of discontinued operations, net of tax	12,708	—	—	—	—

Net income	$52,825	$46,565	$29,996	$28,032	$25,797

Net income per common share, basic:
Income from continuing operations	$1.39	$1.73	$1.34	$1.26	$1.14
Discontinued operations	0.46	0.01	0.02	0.01	0.04

Net income per common share, basic	$1.85	$1.74	$1.36	$1.27	$1.18

Net income per common share, diluted:
Income from continuing operations	$1.27	$1.53	$1.21	$1.15	$1.03
Discontinued operations	0.43	0.02	0.01	0.01	0.03

Net income per common share, diluted	$1.70	$1.55	$1.22	$1.16	$1.06

	November 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,636	$28,726	$22,079	$15,503	$15,730
Working capital	350,529	316,935	217,397	200,021	187,235
Total assets	1,082,488	999,697	789,928	629,075	565,034
Current borrowings under term loans and lines of credit	28,548	74,996	69,464	19,685	18,104
Long-term borrowings	1,153	13,074	8,134	38,714	43,036
Total stockholders’ equity	437,225	369,656	252,814	213,218	183,372

	Fiscal Years Ended November 30,
	2005	2004	2003	2002	2001
	(in thousands)
Other Data:
Depreciation and Amortization	$8,778	$7,845	$7,412	$8,337	$9,350

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our services, economic and industry trends, thefts at our warehouses,, gross margin, selling, general and administrative expense, our estimates regarding our capital requirements and our needs for additional financing, expenses related to the expansion of our operations, effect of future expansion on our operations, critical accounting policy effects, impact of new accounting pronouncements, use of our working capital, and statements regarding our securitization program and sources of revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry and fluctuations in general economic condition and the risks set forth above under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics and support services, contract assembly and demand generation marketing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2005 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers.

Because we offer distribution, contract assembly, demand generation marketing, IT solutions and complementary supply chain services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in Asia, Europe and North America.

Revenue and Cost of Revenue

We derive our revenue primarily through the distribution of IT systems, peripherals, system components, software and networking equipment, and, to a lesser extent, from contract assembly. We recognize revenue in both our distribution and contract assembly operations as products are shipped, if a purchase order exists, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. Our distribution sales are made to reseller customers on a purchase order basis and generally relate to a specific order from a reseller’s end-user customer. Our contract assembly sales are generated from specific purchase orders received from our OEM customers for a specified unit quantity. We generally do not have long-term sales agreements with our reseller or contract assembly customers.

Revenue from our distribution business represented approximately 91%, 89% and 94% of our total revenue in fiscal 2005, 2004 and 2003, respectively. In our distribution business, our primary customers are resellers. None of our reseller customers accounted for more than 10% of our total revenue in fiscal 2005, 2004 or 2003. Approximately 28%, 28% and 32% of our total revenue in fiscal 2005, 2004 and 2003, respectively, was derived from the sale of HP products. Most of our remaining revenue is derived from the distribution and assembly of the IT products of a relatively small number of other suppliers.

Approximately 9%, 11% and 6% of our total revenue in fiscal 2005, 2004 and 2003, respectively, was derived from our contract assembly business. We provide contract assembly services primarily to IT product OEMs. Our contract assembly revenue is dependent on a small number of customers. Revenue from contract assembly provided to Sun Microsystems accounted for less than 10% of our total revenue in fiscal 2003 and 2005 and approximately 10% of our total revenue in 2004. Sun accounted for approximately 93% of our contract assembly revenue in fiscal 2005 and 2004.

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

Margins

The IT product distribution and contract assembly industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated between 4.2% and 4.5% annually over the past three years due to changes in the mix of products we sell, customers we sell to, competition, seasonality and the general economic environment. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin has also fluctuated between 1.4% and 1.5% annually over the past three years, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our distribution and contract assembly revenue and the timing of our acquisitions and investments.

Recent Acquisitions and Divestitures

We seek to augment our organic growth with strategic acquisitions of businesses and assets that complement and expand our supply chain service capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers and OEM suppliers, extended the geographic reach of our operations, particularly in international markets, and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

During the fiscal year ended November 30, 2005, we did not make any acquisitions and divested two of our subsidiaries, SYNNEX K.K. and EMJ America.

In May 2005, we sold approximately 93% of the equity in SYNNEX K.K., our Japan subsidiary, to MCJ Company Limited, or MCJ, a Japan based public company. We sold our Japan distribution business, as it was not strategic to our current North American focused distribution and assembly business model. We received shares of MCJ stock as consideration for SYNNEX K.K. We are restricted from selling the MCJ stock until one year after the sale date. As a result of this equity investment, we must record the gains or losses in our investment each period based on the closing price of MCJ stock. These non-operating gains or losses are reported in “other income (expense), net.” In order to reduce the risk of holding the MCJ shares, we have entered into several forward contracts to sell MCJ shares for a fixed price in April 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by the Company.

In June 2005, we sold the operations of our EMJ America subsidiary to the management team of EMJ America. EMJ America was a subsidiary of our Canadian-based subsidiary EMJ Data Systems Limited, or EMJ, and was not in the same business as EMJ. The operations of our EMJ America subsidiary were not material to us.

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

Deferred Compensation Plan

We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on unpaid amounts. Interest expense on the deferred amounts is classified in “interest expense and finance charges, net” on our consolidated statement of operations. The plan allows for the participants to direct investment of deferred amounts in equity securities. These equity investments are classified as trading securities. GAAP requires that gains (losses) on the deferred compensation equity securities be recorded in “other income (expense), net” and that an equal amount be charged (or credited if losses) to “selling, general and administrative expenses” relating to compensation amounts which are payable to the plan participants. Deferred compensation expense was $1.6 million in fiscal 2005, $243,000 in fiscal 2004 and $286,000 in fiscal 2003.

Unearned Stock-Based Compensation

In prior years, in connection with the granting of employee stock options that had exercise prices determined to be below fair market value on the date of grant and restricted stock awards, we have recorded unearned stock-based compensation. Unearned stock-based compensation represents the difference between the fair market value of our common stock for financial reporting purposes on the date of grant and either the exercise price of stock options or the fair market value of restricted stock awards, as the case may be. Unearned stock-based compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable stock options or restricted stock awards, generally five years, using the straight-line method. Our stock-based compensation expense relates to stock options granted to individuals and is reflected in cost of revenue and selling, general and administrative expenses. At November 30, 2005, the balance of the unearned stock-based compensation was $1.6 million, due to the issuance of restricted stock. At November 30, 2004, there was no unearned stock-based compensation balance. Stock-based compensation expense was $28,000 in fiscal 2005, $202,000 in fiscal 2004 and $1,187,000 in fiscal 2003.

Seasonality

Our operating results are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.

Insurance Coverage

Although from time to time we have experienced incidents of theft at various facilities, in fiscal 2003 and fiscal 2005 we experienced theft as a result of break-ins at four of our warehouses in which approximately $12.9 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States.

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

In March 2005, approximately $4.0 million of inventory was stolen from our facility in the City of Industry, California. We subsequently recovered approximately $0.5 million through law enforcement and federal authorities. We filed a claim with our insurance provider for the amount of the loss, less a small deductible. We have received substantially all of the claimed amount.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. In estimating our allowance, we take into consideration the overall quality and aging of our receivable portfolio, our continuing credit evaluation of our customers’ financial conditions, current economic trends, historical experience with collections and collateral requirements from our customers in certain circumstances.

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

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Fiscal Years Ended November 30,
	2005	2004	2003
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(95.77)	(95.82)	(95.48)

Gross profit	4.23	4.18	4.52
Selling, general and administrative expenses	(2.83)	(2.67)	(3.08)

Income from continuing operations before non-operating items, income taxes and minority interest	1.40	1.51	1.44
Interest expense and finance charges, net	(0.30)	(0.15)	(0.18)
Other income (expense), net	0.03	(0.02)	(0.08)

Income from continuing operations before income taxes and minority interest	1.13	1.34	1.18
Provision for income taxes	(0.43)	(0.45)	(0.43)
Minority interest in subsidiaries	0.00	0.00	0.00

Income from continuing operations	0.70	0.89	0.75
Income from discontinued operations, net of tax	0.01	0.01	0.01
Gain on sale of discontinued operations, net of tax	0.23	—	—

Net income	0.94%	0.90%	0.76%

Fiscal Years Ended November 30, 2005 and 2004

Revenue.

	Year Ended November 30, 2005	Year Ended November 30, 2004	% Change
	(in thousands)	(in thousands)
Revenue	$5,640,769	$5,150,447	9.5%
Distribution revenue	$5,120,824	$4,573,438	12.0%
Contract assembly revenue	$519,945	$577,009	(9.9)%

The increase in our distribution revenue was mostly attributable to increased demand for products through the IT distribution channel, primarily in the United States, and the acquisition of EMJ in September 2004. Our revenue increase was also a result of our increased selling and marketing efforts and increased sales to direct marketers, government VARs and retail customers. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

The decrease in contract assembly revenue was primarily the result of a decrease in demand from our largest contract assembly customer, Sun Microsystems as well as a decrease in the average selling prices for the products we assemble. This decrease in demand was primarily due to product life cycles and product transitions currently ongoing for the products we assemble for Sun Microsystems.

Gross Profit.

	Year Ended November 30, 2005	Year Ended November 30, 2004	% Change
	(in thousands)	(in thousands)
Gross profit	$238,558	$215,372	10.8%
Percentage of revenue	4.23%	4.18%	1.2%

Our gross profit has been affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses.

The increase in gross profit percentage was a result of higher margins in our distribution segment, mainly due to improvements in our North American pricing initiatives as well as customer and product mix and the EMJ acquisition. Our contract assembly gross profit percentage increased slightly due to changes in product and customer mix.

While we currently expect that our total gross margin percentage will be relatively stable from fiscal 2005 levels, our gross margins may decrease in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses.

	Year Ended November 30, 2005	Year Ended November 30, 2004	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$159,621	$137,712	15.9%
Percentage of revenue	2.83%	2.67%	6.0%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include stock-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets, offset by reimbursements from OEM suppliers.

Selling, general and administrative expenses increased in fiscal 2005 from the prior year, and, as a percentage of revenue, selling, general and administrative expenses increased in fiscal 2005 to 2.8% from 2.7% in the prior year. The increase, on a dollar basis, was primarily the result of incremental expenses associated with our increased revenue in the United States, the EMJ acquisition in September 2004, a $1.4 million increase in deferred compensation expense and continued investments in new business initiatives. In addition, our selling, general and administrative expenses increased due to a $2.5 million restructuring charge incurred in the year ended November 30, 2005 in our Canadian distribution segment. The restructuring charge was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $1.7 million and other costs of $0.1 million. Selling, general and administrative expenses, on a percentage of revenue basis, remained constant from the prior year after adjusting for the additional costs related to deferred compensation expense, restructuring charges and investments in new business initiatives.

Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $20.0 million for fiscal 2005, compared to $16.3 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products.

While we continually strive to maintain the lowest possible cost structure in running our operations, we do expect that our selling, general and administrative expense will increase in future periods if we continue to grow our revenues, due to the incremental costs associated with increased revenues.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest.

	Year Ended November 30, 2005	Year Ended November 30, 2004	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$78,937	$77,660	1.6%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$65,912	$63,255	4.2%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$13,025	$14,405	(9.6)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue of 1.4% for fiscal 2005 decreased slightly from 1.5% in the prior year due to the increase in selling, general and administrative expenses. Our distribution operating income percentage decreased to 1.3% in fiscal 2005 from 1.4% in the prior year primarily due to our restructuring charges in the first and third quarters of fiscal 2005 and a $1.4 million increase in deferred compensation expense. This was partially offset by a $0.8 million decrease in the operating loss of our Mexico operation. While the increase in deferred compensation expense had an effect on operating income, there was no effect on net income as the increase in deferred compensation expense was offset by an investment gain, which is recorded in other income (expense), net.

The decrease in the operating loss in Mexico was a result of focused efforts to reduce costs and improve operating effectiveness. Our contract assembly operating income percentage did not significantly change from fiscal 2005 to the prior year.

Interest Expense and Finance Charges, Net.

	Year Ended November 30, 2005	Year Ended November 30, 2004	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$17,036	$7,959	114.0%

Amounts recorded in interest expense and finance charges, net, are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability, fees associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facility, offset by income earned on our excess cash investments.

The increase in interest expense and finance charges, net was a result of higher finance charges due to higher interest rates as compared to those in 2004 and higher debt levels due to the EMJ acquisition as well as to finance increased revenue, $0.8 million associated with our new securitization borrowing facility in Canada and $0.5 million related to the repayment of debt resulting from the acquisition of EMJ.

Other Income (Expense), Net.

	Year Ended November 30, 2005	Year Ended November 30, 2004	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$1,559	$(900)	273.2%

Amounts recorded in other income (expense), net, include investment gains and losses related to deferred compensation, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in other income (expense), net, in fiscal 2005 as compared with the same period in the prior year, was primarily due to a decrease of $2.4 million in foreign exchange losses, a $1.4 million increase in investment gains related to deferred compensation and $0.3 million gain associated with our investment in MCJ. These amounts were offset by a one-time receipt of $1.2 million from the settlement of the final purchase price related to the acquisition of our subsidiary in the United Kingdom, which was recorded in the third quarter of 2004.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 37.7% in fiscal 2005 as compared with an effective tax rate of 33.6% in fiscal 2004. The effective tax rate in 2005 is higher than that in 2004 due to a non-recurring $2.0 million income tax benefit reflected in the 2004 effective tax rate.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest benefit decreased to $58,000 in fiscal 2005 from a benefit of $376,000 in fiscal 2004 due to the losses at our Mexico subsidiary exceeding the minority investment amount.

Discontinued Operations. During the second quarter of fiscal 2005, we sold approximately 93% of SYNNEX K.K. to MCJ, in exchange for 8,603 shares of MCJ. We have reported the results of operations and financial position of this business in discontinued operations within the consolidated statements of operations for all periods presented.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Fiscal Year Ended November 30,
	2005	2004
Revenue	$64,477	$163,544
Cost of revenue	(59,916)	(153,938)

Gross profit	4,561	9,606
Selling, general and administrative expenses	(3,170)	(8,286)

Income from operations before non-operating items, income taxes and minority interest	1,391	1,320
Interest expense and finance charges, net	(140)	(464)
Other income (expense), net	(245)	158

Income before income taxes and minority interest	1,006	1,014
Provision for income taxes	(434)	(459)
Minority interest	(61)	(76)

Net income	$511	$479

Fiscal Years Ended November 30, 2004 and 2003

Revenue.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Revenue	$5,150,447	$3,944,886	30.6%
Distribution revenue	$4,573,438	$3,714,385	23.1%
Contract assembly revenue	$577,009	$230,501	150.3%

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

Gross Profit.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Gross profit	$215,372	$178,368	20.7%
Percentage of revenue	4.18%	4.52%	(7.5)%

The decrease in gross profit percentage was primarily a result of lower margins in our distribution segment. Distribution gross profit percentage decreased primarily due to changes in customer mix, as sales volumes to larger customers, which generally carry lower margins due to competitive and volume reasons, increased. Our contract assembly gross profit percentage also decreased due to our overall increased business over the prior year and the associated changes in product and customer mix.

Selling, General and Administrative Expenses.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$137,712	$121,352	13.5%
Percentage of revenue	2.67%	3.08%	(13.3)%

While selling, general and administrative expenses increased in fiscal 2004 from the prior year, as a percentage of revenue, selling, general and administrative expenses declined in fiscal 2004 to 2.7% from 3.1% in fiscal 2003. The decrease as a percentage of sales was due to our continued efforts to control costs. The dollar increase was primarily the result of incremental expenses associated with our increased revenue in the United States, including a 19% increase in sales personnel, and the acquisition of EMJ in September 2004, which accounted for an increase of approximately $2.7 million in selling, general and administrative expenses. In addition, our general and administrative costs increased due to incremental costs associated with being a public company, including compliance with the Sarbanes-Oxley Act of 2002. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $16.3 million for fiscal 2004, compared to $13.7 million in fiscal 2003.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$77,660	$57,016	36.2%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$63,255	$51,885	21.9%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$14,405	$5,131	180.7%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue of 1.5% for fiscal 2004 improved slightly from 1.4% in fiscal 2003 due to the decline in selling, general and administrative expense as a percentage of sales, partially offset by the decline in gross margin percentage. Despite the increase in our sales, our distribution operating income percentage was essentially unchanged primarily due to additional costs associated with being a public company and an increase in the operating loss from our operations in Mexico to a loss of $1.4 million in fiscal 2004 from a loss of $0.1 million in fiscal 2003. The increase in the operating loss in Mexico was primarily a result of a weak local economy and an increase in bad debt expense. The increase in contract assembly operating margin was primarily due to a significant increase in production volumes in fiscal 2004, which allowed for the absorption of fixed overhead and other administrative expenses.

Interest Expense and Finance Charges, Net.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$7,959	$7,007	13.6%

The increase in interest expense and finance charges, net, was primarily a result of a $1.2 million increase in finance charges as a result of having to finance increased working capital requirements in fiscal 2004 due to higher sales volume in fiscal 2004 compared to fiscal 2003, offset by higher interest income earned in fiscal 2004.

Other Income (Expense), Net.

	Year Ended November 30, 2004	Year Ended November 30, 2003	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$(900)	$(3,478)	74.1%

Other income (expense), net decreased in fiscal 2004 from fiscal 2003 primarily due to a $3.0 million decrease in foreign currency transaction losses. The foreign currency transaction losses in fiscal 2003 were incurred primarily as a result of purchases of forward contracts not conducted within normal Company hedging practices and procedures, combined with a weakening U.S. dollar.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 33.6% in fiscal 2004 as compared with an effective tax rate of 36.7% in fiscal 2003. The decrease in our income tax provision and effective tax rate was primarily a result of tax benefits from stock option exercises and a $2.0 million income tax benefit related to the release of a valuation allowance resulting from the final tax accounting of our acquisition of Merisel Canada, Inc.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiaries attributable to other owners of the subsidiaries. Our subsidiary in Mexico has minority stockholders. Minority interest benefit increased to $376,000 in fiscal 2004 from a benefit of $267,000 in fiscal 2003 due to increased losses at our Mexico subsidiary.

Discontinued Operations. During the second quarter of fiscal 2005, we sold approximately 93% of SYNNEX K.K. to MCJ in exchange for 8,603 shares of MCJ. We have reported the results of operations and financial position of this business in discontinued operations within the consolidated statements of operations for all periods presented.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Fiscal Year Ended November 30,
	2004	2003
Revenue	$163,544	$181,354
Cost of revenue	(153,938)	(172,006)

Gross profit	9,606	9,348
Selling, general and administrative expenses	(8,286)	(8,498)

Income from operations before non-operating items, income taxes and minority interest	1,320	850
Interest expense and finance charges, net	(464)	(500)
Other income (expense), net	158	253

Income before income taxes and minority interest	1,014	603
Provision for income taxes	(459)	(270)
Minority interest	(76)	(45)

Net income	$479	$288

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs and the sale of our accounts receivable under our securitization programs for our working capital needs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, bank credit lines and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales, and for acquisitions.

We had positive net working capital of $350.5 and $316.9 million at November 30, 2005 and 2004, respectively. We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that this expansion would require an initial investment in personnel, facilities and operations, which may be more costly than similar investments in current operations. As a result of these investments, we may experience an increase in cost of sales and operating expenses that is disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by incurring additional debt or issuing common stock.

Net cash provided by operating activities was $7.3 million in fiscal 2005. Cash provided by operating activities in fiscal 2005 was primarily attributable to net income of $52.8 million and depreciation and amortization of $8.8 million offset by the use of cash for working capital of $42.4 million. The cash used for working capital in fiscal 2005 was primarily due to increases in inventory and vendor receivables, partially offset by increases in accounts payable and payables to affiliates. The fluctuations in these working capital balances were primarily related to overall higher revenue levels and a net increase in sales of accounts receivable under our securitization program of $78.5 million.

Net cash provided by operating activities was $0.2 million in fiscal 2004. Cash provided by operating activities in fiscal 2004 was primarily attributable to net income of $46.6 million and depreciation and amortization of $7.8 million offset by the use of cash for working capital of $63.6 million. The cash used for working capital in fiscal 2004 was primarily due to increases in accounts receivable, receivables from vendors and inventory, partially offset by increases in accounts payable and payables to affiliates. The fluctuations in these working capital balances were primarily due to a net decrease in sales of our accounts receivable under our accounts receivable securitization program of $13.7 million in fiscal 2004.

Net cash used in operating activities was $12.7 million in fiscal 2003. Cash used in operating activities in fiscal 2003 was primarily attributable to net income of $30.0 million and depreciation and amortization of $7.4 million offset by the use of cash for working capital of $57.9 million. The cash used for working capital in fiscal 2003 was primarily due to increases in accounts receivable, receivables from vendors and inventory, partially offset by increases in accounts payable and payables to affiliates. The fluctuations in these working capital balances were primarily due to our strategy to increase inventory levels to support market share increases and overall higher revenue levels and a net increase in sales of accounts receivable under our securitization program of $52.0 million.

Net cash used in investing activities was $7.7 million in fiscal 2005, $49.6 million in fiscal 2004 and $2.3 million in fiscal 2003. The use of cash in fiscal 2005 was primarily the result of a $3.0 million investment in Microland, the final payments for the acquisitions of EMJ and BSA Sales, Inc. of $4.8 million and capital expenditures of $6.4 million, partially offset by a decrease in restricted cash of $2.0 million. The capital expenditures in fiscal 2005 were mostly for the purchase of land associated with a building we already owned at our UK subsidiary, and computer equipment upgrades. The use of cash in fiscal 2004 was primarily the result of the acquisition of EMJ for $42.2 million and capital expenditures of $6.4 million, mostly for leasehold improvements and computer equipment upgrades. The use of cash in fiscal 2003 was primarily the result of a final payment of $1.5 million to Arrow Electronics for our Gates/Arrow Distributing acquisition and capital expenditures of $2.9 million.

Net cash used in financing activities of $13.6 million in fiscal 2005 was primarily due to the net repayment of borrowings under our credit facilities of $43.6 million, offset by cash overdraft of $22.1 million and proceeds from issuance of common stock of $9.0 million. Net cash provided by financing activities was $56.8 million in fiscal 2004 and was primarily related to proceeds from our initial public offering and stock option exercises of $61.0 million and our cash overdraft of $2.9 million, offset by net debt payments of $7.0 million. Net cash provided by financing activities was $19.9 million in fiscal 2003 and was primarily related to our cash overdraft of $9.8 million and net borrowings under our credit facilities.

Capital Resources

Our cash and cash equivalents totaled $13.6 million and $28.7 million at November 30, 2005 and 2004, respectively.

Off Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $275.0 million of U.S. trade accounts receivable to two financial institutions. The program expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivable to the financial institutions. Sales of the accounts receivables to the financial institutions under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivable not sold to the financial institutions are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.75% per annum. At November 30, 2005 and 2004, the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $229.2 million and $196.3 million, respectively. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•	a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2003 of not less than (i) the minimum net worth required under the arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year;

•	a fixed charge ratio for each rolling period from and after the closing of the arrangement of not less than 1.70 to 1.00. The fixed charge ratio is the ratio of EBITDA for the rolling period ending on such date to “fixed charges” for such period. Fixed charges means, with respect to any of our fiscal periods (a) cash interest expense during such period, plus (b) regularly scheduled payments of principal on our debt (other than debt owing under the amended arrangement, as defined) paid during such period, plus (c) the aggregate amount of all capital expenditures made by us during such period, plus (d) income tax expense during such period, plus (e) any dividend, return of capital or any other distribution in connection with our capital stock. Rolling period means as of the end of any or our fiscal quarters, the immediately preceding four fiscal quarters (including the fiscal quarter then ending); and

•	with respect to our wholly owned subsidiary, a net worth percentage of not less than 5.0%.

We also entered into a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada Limited in November 2005 which provides for the sale of up to C$100.0 million of U.S. and Canadian trade accounts receivable to a financial institution. The program expires in November 2006. In connection with this program all of SYNNEX Canada Limited’s U.S. and Canadian trade accounts receivable will be sold to the financial institution on a fully serviced basis. Sales of the accounts receivables to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. Our effective discount rate under the program is the prevailing bankers’ acceptance rate of return or prime rate in Canada plus 0.45% per annum. At November 30, 2005 the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $45.6 million. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•	a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2005 of not less than (i) the minimum net worth required under the arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year.

We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. and Canadian financing programs. As we have in prior periods, we expect we will increase these programs if our revenue levels continue to increase. Under these programs, we continue to service the accounts receivable, and receive a service fee from the financial institutions for the U.S. financing program.

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

We have also issued guarantees to certain vendors of our subsidiaries for the total amount of $76.4 million as of November 30, 2005 and $77.9 million as of November 30, 2004. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75% at our option. There were no borrowings outstanding under the Revolver at November 30, 2005 or 2004.

Our subsidiary, SYNNEX Canada, had a revolving loan agreement with a financial institution with a credit limit of C$125.0 million. Borrowings under the loan agreement were collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. The balance outstanding at November 30, 2004 was $56.9 million. This agreement was terminated in fiscal 2005.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $9.5 and $60.6 million at November 30, 2005 and 2004, respectively. At November 30, 2005 and 2004, we had borrowings of $1.8 and $16.5 million, respectively, outstanding under these facilities. We also have various term loans, bonds and mortgages with financial institutions totaling approximately $1.5 and $14.7 million at November 30, 2005 and 2004, respectively. The expiration dates of these facilities range from 2006 to 2013. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after November 30, 2005 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
Contractual Obligations
Principal debt payments	$1,518	$365	$730	$423	$—
Interest on debt	107	26	51	30	—
Non-cancelable operating leases	46,840	10,821	18,302	9,828	7,889

Total	$48,465	$11,212	$19,083	$10,281	$7,889

We are in compliance with all material covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 151, “Inventory Costs-an amendment of ARB No. 43” (“SFAS No. 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during our fiscal year beginning December 1, 2005. We do not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the quarter ending February 28, 2006. We are in the process of assessing the impact of adopting this new standard.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. We have applied the provisions of EITF 03-13 in determining our discontinued operations as of November 30, 2005.

On March 29, 2005, the SEC issued Staff Accounting Bulletin, or SAB, 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to shares-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 on December 1, 2006 to have any material impact on our consolidated financial statements.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and it will not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At November 30, 2005, we had no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. We do not anticipate that the implementation of these statements will have a significant impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the British pound, Canadian dollar, Mexican peso and Japanese Yen. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values in our outstanding derivative instruments at November 30, 2005 and 2004 that are sensitive to the changes in foreign currency exchange rates. The modeling technique used measures the change in fair values arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands). Although we do not apply hedge accounting to our forward contracts, our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the assets and liabilities corresponding to the cash flows being hedged.

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2005	$(7,184)	$(4,516)	$(2,136)	$(320)	$1,926	$3,672	$5,259
Forward contracts at November 30, 2004	$(11,084)	$(7,554)	$(4,083)	$(662)	$2,717	$6,059	$9,369

Interest Rate Risk

During the last two years, the majority of our debt obligations have been short-term in nature and the associated interest obligations have floated relative to major interest rate benchmarks. While we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments in the past, we may do so in the future.

The fair value of our outstanding borrowing that is sensitive to changes in interest rates is $1.8 and $10.5 million at November 30, 2005 and 2004, respectively. A 150 basis point increase or decrease in rates at November 30, 2005 would not result in any material change in the fair value of this obligation. The following tables presents the hypothetical changes in interest expense related to our outstanding borrowings for the years ended November 30, 2005 and 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% for the years ended November 30, 2005 and 2004 (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$686	$727	$767	$807	$848	$888	$928
SYNNEX Canada	1,340	1,419	1,498	1,577	1,655	1,734	1,813
SYNNEX UK	59	63	66	70	73	77	80

Total for the year ended November 30, 2005	$2,085	$2,209	$2,331	$2,454	$2,576	$2,699	$2,821

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$496	$526	$555	$584	$613	$642	$671
SYNNEX Canada	1,949	2,063	2,178	2,292	2,407	2,522	2,636
SYNNEX Japan	251	265	280	295	309	324	339

Total for the year ended November 30, 2004	$2,696	$2,854	$3,013	$3,171	$3,329	$3,488	$3,646

Equity Price Risk

The equity price risk associated with our marketable equity securities at November 30, 2005 and 2004 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

During the second quarter of fiscal 2005, we sold approximately 93% of the equity we held in our subsidiary, SYNNEX K.K. to MCJ, in exchange for eight thousand six hundred three shares of MCJ. Our remaining equity interest in SYNNEX K.K. is accounted for under the cost method, as we do not have significant influence over either MCJ or SYNNEX K.K. In order to reduce the risk of holding the MCJ shares, we have entered into forward contracts to sell MCJ shares for fixed prices in April 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by us and these contracts had a value of $22,609.

Item 8.	Financial Statements and Supplementary Data

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of SYNNEX Corporation:

We have completed integrated audits of SYNNEX Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of November 30, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on SYNNEX Corporation’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of November 30, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SYNNEX Corporation and its subsidiaries at November 30, 2005 and November 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of November 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

February 8, 2006

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	November 30, 2005	November 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,636	$28,726
Restricted cash	—	2,020
Short-term investments	27,985	5,051
Accounts receivable, net	342,322	372,604
Receivable from vendors, net	82,721	69,033
Receivable from affiliates	5,177	1,970
Inventories	494,617	408,346
Deferred income taxes	15,445	17,645
Other current assets	10,908	7,599

Total current assets	992,811	912,994
Property and equipment, net	33,713	33,851
Goodwill and intangible assets	43,004	48,722
Deferred income taxes	4,781	1,421
Other assets	8,179	2,709

Total assets	$1,082,488	$999,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$28,548	$74,996
Accounts payable	448,339	386,638
Payable to affiliates	85,871	68,977
Accrued liabilities	68,619	62,611
Other current liabilities	6,085	—
Income taxes payable	4,820	2,837

Total current liabilities	642,282	596,059
Long-term borrowings	1,153	13,074
Long-term liabilities	840	17,772
Deferred income taxes	988	1,054

Total liabilities	645,263	627,959

Minority interest in subsidiary	—	2,082

Commitments and contingencies (Note 20)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 28,948 and 27,727 shares issued and outstanding	29	28
Additional paid-in capital	161,195	145,423
Unearned stock-based compensation	(1,644)	—
Accumulated other comprehensive income	12,701	12,086
Retained earnings	264,944	212,119

Total stockholders’ equity	437,225	369,656

Total liabilities and stockholders’ equity	$1,082,488	$999,697

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Fiscal Year Ended November 30,
	2005	2004	2003
Revenue	$5,640,769	$5,150,447	$3,944,886
Cost of revenue	(5,402,211)	(4,935,075)	(3,766,518)

Gross profit	238,558	215,372	178,368
Selling, general and administrative expenses	(159,621)	(137,712)	(121,352)

Income from continuing operations before non-operating items, income taxes and minority interest	78,937	77,660	57,016
Interest expense and finance charges, net	(17,036)	(7,959)	(7,007)
Other income (expense), net	1,559	(900)	(3,478)

Income from continuing operations before income taxes and minority interest	63,460	68,801	46,531
Provision for income taxes	(23,912)	(23,091)	(17,090)
Minority interest in subsidiary	58	376	267

Income from continuing operations	39,606	46,086	29,708
Income from discontinued operations, net of tax	511	479	288
Gain on sale of discontinued operations, net of tax	12,708	—	—

Net income	$52,825	$46,565	$29,996

Earnings per share:
Basic
Income from continuing operations	$1.39	$1.73	$1.34
Discontinued operations	0.46	0.01	0.02

Net income per common share—basic	$1.85	$1.74	$1.36

Diluted
Income from continuing operations	$1.27	$1.53	$1.21
Discontinued operations	0.43	0.02	0.01

Net income per common share—diluted	$1.70	$1.55	$1.22

Weighted average common shares outstanding-basic	28,555	26,691	22,091

Weighted average common shares outstanding-diluted	31,131	30,111	24,555

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock- based Compen- sation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balances, November 30, 2002	22,081	$22	$79,251	$(753)	$(860)	$135,558	$213,218
Amortization of unearned stock-based compensation	—	—	—	551	—	—	551
Issuance of common stock for cash on exercise of options	37	—	180	—	—	—	180
Accelerated vesting of previously issued employee stock options	—	—	636	—	—	—	636
Change in unrealized gains or (losses) on available-for-sale securities	—	—	—	—	206	—	206	$206
Foreign currency translation adjustment	—	—	—	—	8,027	—	8,027	8,027
Net income	—	—	—	—	—	29,996	29,996	29,996

Balances, November 30, 2003	22,118	22	80,067	(202)	7,373	165,554	252,814	$38,229

Amortization of unearned stock-based compensation	—	—	—	202	—	—	202
Tax benefits from exercise of non-qualified employee stock options	—	—	4,431	—	—	—	4,431
Issuance of common stock for cash on exercise of options	1,670	2	9,703	—	—	—	9,705
Issuance of common stock for cash on initial public offering	3,739	4	48,796	—	—	—	48,800
Issuance of common stock for employee stock purchase plan	200	—	2,426	—	—	—	2,426
Change in unrealized gains or (losses) on available-for-sale securities	—	—	—	—	(23)	—	(23)	$(23)
Foreign currency translation adjustment	—	—	—	—	4,736	—	4,736	4,736
Net income	—	—	—	—	—	46,565	46,565	46,565

Balances, November 30, 2004	27,727	28	145,423	—	12,086	212,119	369,656	$51,278

Amortization of unearned stock-based compensation	—	—	—	28	—	—	28
Tax benefits from exercise of non-qualified employee stock options	—	—	5,090	—	—	—	5,090
Issuance of common stock for cash on exercise of options	1,066	1	6,969	—	—	—	6,970
Issuance of restricted stock	—	—	1,672	(1,672)	—	—	—
Issuance of common stock for employee stock purchase plan	155	—	2,041	—	—	—	2,041
Change in unrealized gains or (losses) on available-for-sale securities	—	—	—	—	135	—	135	$135
Foreign currency translation adjustment	—	—	—	—	480	—	480	480
Net income	—	—	—	—	—	52,825	52,825	52,825

Balances, November 30, 2005	28,948	$29	$161,195	$(1,644)	$12,701	$264,944	$437,225	$53,440

The accompanying notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended November 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$52,825	$46,565	$29,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,809	4,296	4,219
Amortization of intangible assets	3,941	3,347	2,642
Amortization of unearned stock-based compensation	28	202	551
Provision for doubtful accounts	7,083	5,506	6,644
Accelerated vesting of previously issued employee stock options	—	—	636
Tax benefits from employee stock plans	5,090	4,431	—
Unrealized loss (gain) on trading securities	(1,333)	(247)	606
Realized (gain) loss on investments	(265)	23	(892)
(Gain) loss on disposal of fixed assets	947	(12)	927
Stock received from sale of business	(20,406)	—	—
Unrealized gain on short-term investments	(3,037)	—	—
Minority interest in subsidiaries	(58)	(300)	(222)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(1,645)	(67,356)	(31,962)
Receivable from vendors	(13,903)	(14,383)	(18,546)
Receivable from affiliates	(3,209)	(1,300)	1,566
Inventories	(101,973)	(23,953)	(98,390)
Other assets	(3,370)	9,386	6,550
Payable to affiliates	16,894	13,902	37,035
Accounts payable	51,899	20,177	54,466
Accrued liabilities	12,957	(110)	(8,574)

Net cash provided by (used in) operating activities	7,274	174	(12,748)

Cash flows from investing activities:
Purchases of short-term investments	(1,927)	(1,243)	(3,376)
Proceeds from sale of short-term investments	5,805	4,527	4,166
Minority investment	(3,000)	—	—
Acquisition of businesses, net of cash acquired	(4,769)	(44,526)	(1,525)
Purchase of property and equipment, net	(6,406)	(6,377)	(2,862)
Proceeds from sale of property and equipment, net	532	—	—
Decrease (increase) in restricted cash	2,020	(2,000)	1,311

Net cash used in investing activities	(7,745)	(49,619)	(2,286)

Cash flows from financing activities:
Cash overdraft	22,052	2,906	9,812
Proceeds from revolving line of credit	1,792	42,050	200,654
Payments on revolving line of credit	—	(47,050)	(195,654)
Proceeds from bank loan	913,411	763,875	585,693
Repayment of bank loan	(983,040)	(768,194)	(579,486)
Net proceeds (payments) under other lines of credit	30,190	1,166	(6,405)
Proceeds from issuance of bonds	—	1,844	5,132
Payments of bonds and other long-term liabilities	(5,917)	(737)	—
Dividend payment to minority shareholder	(1,133)	—	—
Net proceeds from issuance of common stock	9,048	60,961	182

Net cash provided by (used in) financing activities	(13,597)	56,821	19,928

Effect of exchange rate changes on cash and cash equivalents	(1,022)	(729)	1,682

Net increase (decrease) in cash and cash equivalents	(15,090)	6,647	6,576
Cash and cash equivalents at beginning of period	28,726	22,079	15,503

Cash and cash equivalents at end of period	$13,636	$28,726	$22,079

Supplemental disclosures of cash flow information:
Interest paid	$4,155	$2,891	$2,744

Income taxes paid	$24,153	$22,638	$15,851

Supplemental disclosures of non cash investing and financing activities:
Unearned stock-based compensation	$1,672	$—	$—

The accompanying notes are an integral part of these financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

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

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At November 30, 2005, MiTAC International Corporation and its affiliates had a combined ownership of approximately 57% of the Company’s outstanding common stock.

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

The consolidated financial statements include 100% of the assets and liabilities of these majority owned subsidiaries and the ownership interest of minority investors are recorded as minority interest. Investments in 20% through 50% owned affiliated companies are included under the equity method of accounting where the Company exercises significant influence over operating and financial affairs of the investee. Investments in less than 20% owned companies or investments in 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs of the investee are recorded under the cost method.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Restricted cash

The Company previously provided letters of credit on behalf of its subsidiaries in Asia. The Company was required by the banks to maintain certain balances in its bank accounts as collateral for such credit arrangements. At November 30, 2004, the Company had a restricted cash balance of $2,020. The Company did not have a restricted cash balance at November 30, 2005 as there were no such credit arrangements at that date.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan and the Company’s investment in MCJ Company Ltd. (“MCJ”) are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other than temporary, if any, are recorded in operations as incurred.

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

The Company has investments in equity instruments of privately held companies. These investments are included in other assets and are accounted for under the cost method, as the Company does not have the ability to exercise significant influence over their operations. The Company monitors its investments for impairment by considering current factors, including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

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

Equipment and Furniture	3-7 years
Software	3 years
Leasehold Improvements	3-10 years
Buildings	39 years

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

Vendor lists	4-10 years
Customer lists	5-8 years
Other intangible assets	3-5 years

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2005, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through November 30, 2005, such losses have been within management’s expectations.

In fiscal 2005 and fiscal 2003, sales to no single customer exceeded 10% or more of the Company’s total revenue. In fiscal 2004, sales to one customer accounted for 10% of the Company’s total revenue. At November 30, 2005 one customer accounted for approximately 18% of the total consolidated accounts receivable balance. At November 30, 2004, no single customer comprised more than 10% of the total consolidated accounts receivable balance.

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

The Company purchases licensed software products from original equipment manufacturer (“OEM”) vendors and distributes them to customers. Revenue is recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection is determined to be probable. Subsequent to the sale of software products, the Company generally has no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

Original Equipment Manufacturer supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. The Company monitors the balances of receivables from vendors on a quarterly basis and adjusts the balance due for differences between expected and

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

actual volume sales. Vendor receivables are generally collected through reductions authorized by the vendor, to accounts payable. For price protection programs and product rebates, the Company records a reduction of cost of revenue. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

Royalties

The Company purchases licensed software products from OEM vendors, which it subsequently distributes to resellers. Royalties to OEM vendors are accrued for and recorded in cost of revenue when software products are shipped and revenue is recognized.

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

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash, forward contracts, accounts receivable and accounts payable, the carrying amounts approximate fair value due to the short maturities. The amount shown for borrowings also approximates fair value since current interest rates offered to the Company for debt of similar maturities are approximately the same. The estimated fair values of foreign exchange forward contracts are based on market prices or current rates offered for contracts with similar terms and maturities. The ultimate amounts paid or received under these foreign exchange contracts, however, depend on future exchange rates. The gains or losses are recognized as “Other income (expense), net” based on changes in the fair value of the contracts, which generally occur as a result of changes in foreign currency exchange rates.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies, with the exception of the Company’s UK operation, for which the functional currency is the U.S. dollar. The financial statements of the foreign subsidiaries, other than the UK operations, are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the quarter. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.” Such amounts are not significant to any of the periods presented.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model:

	Fiscal Years Ended November 30,
	2005	2004	2003
Net income—as reported	$52,825	$46,565	$29,996
Plus: Stock-based employee compensation expense determined under APB No. 25, included in reported net income	28	202	1,187
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(353)	(1,613)	—
Less: Stock-based employee compensation expense determined under fair value based method related to stock options	(2,967)	(3,429)	(4,079)

Net income—pro forma	$49,533	$41,725	$27,104

Net earnings per share—basic:
As reported	$1.85	$1.74	$1.36
Pro forma	$1.73	$1.56	$1.23
Net earnings per share—diluted:
As reported	$1.70	$1.55	$1.22
Pro forma	$1.62	$1.42	$1.13
Shares used in computing net income per share— basic:
As reported	28,555	26,691	22,091
Pro forma	28,555	26,691	22,091
Shares used in computing net income per share— diluted:
As reported	31,131	30,111	24,555
Pro forma	30,573	29,410	23,930

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

Reclassifications

Certain reclassifications, in addition to the reclassifications relating to discontinued operations discussed in Note 3, have been made to the November 30, 2004 and 2003 financial statements to conform to the November 30, 2005 financial statements. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net income.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution from stock options and restricted stock. The calculations of net income per common share are presented in Note 16.

Recently issued accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs-an amendment of ARB No. 43” (“SFAS No. 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during the Company’s fiscal year beginning December 1, 2005. The Company does not expect this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter ending February 28, 2006. The Company is in the process of assessing the impact of adopting this new standard.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The Company has applied the provisions of EITF 03-13 in determining its discontinued operations as of November 30, 2005.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 on December 1, 2006 to have any material impact on its consolidated financial statements.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopt SFAS No. 123(R), and it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At November 30, 2005, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 3—DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2005, the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K. to MCJ, in exchange for eight thousand six hundred three shares of MCJ. The Company recorded a gain of $12,708, net of tax, as a result of this sale, in the second quarter of fiscal 2005. The Company has no significant continuing involvement in the operations of MCJ or SYNNEX K.K. The Company’s remaining equity interest in SYNNEX K.K. is accounted for under the cost method, as the Company does not have significant influence over either MCJ or SYNNEX K.K. In connection with this sale, the Company paid a dividend of $1,133 to the minority shareholders of SYNNEX K.K.

Under the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of SYNNEX K.K. qualifies as a discontinued operation component of the Company. Accordingly, the Company has excluded results of Japan’s operations from its consolidated statements of operations for each of the three years in the period ended November 30, 2005 to present this business in discontinued operations.

The following table shows the results of operations of SYNNEX K.K.:

	December 1, 2004 to April 19, 2005 (date of sale)	Fiscal Year Ended November 30,
		2004	2003
Revenue	$64,477	$163,544	$181,354
Cost of revenue	(59,916)	(153,938)	(172,006)

Gross profit	4,561	9,606	9,348
Selling, general and administrative expenses	(3,170)	(8,286)	(8,498)

Income from operations before non-operating items, income taxes and minority interest	1,391	1,320	850
Interest expense and finance charges, net	(140)	(464)	(500)
Other income (expense), net	(245)	158	253

Income before income taxes and minority interest	1,006	1,014	603
Provision for income taxes	(434)	(459)	(270)
Minority interest in subsidiary	(61)	(76)	(45)

Net income	$511	$479	$288

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The following table shows the effect of the restatement on the consolidated financial statements:

	As Previously Reported Fiscal Year Ended November 30,		As Reported Herein Fiscal Year Ended November 30,
	2004	2003	2004	2003
Revenue	$5,313,991	$4,126,240	$5,150,447	$3,944,886
Cost of revenue	(5,089,013)	(3,938,524)	(4,935,075)	(3,766,518)

Gross profit	224,978	187,716	215,372	178,368
Selling, general and administrative expenses	(145,998)	(129,850)	(137,712)	(121,352)

Income from continuing operations before non-operating items, income taxes and minority interest	78,980	57,866	77,660	57,016
Interest expense and finance charges, net	(8,423)	(7,507)	(7,959)	(7,007)
Other income (expense), net	(742)	(3,225)	(900)	(3,478)

Income from continuing operations before income taxes and minority interest	69,815	47,134	68,801	46,531
Provision for income taxes	(23,550)	(17,360)	(23,091)	(17,090)
Minority interest in subsidiary	300	222	376	267

Income from continuing operations	46,565	29,996	46,086	29,708
Income from discontinued operations, net of tax	—	—	479	288

Net income	$46,565	$29,996	$46,565	$29,996

Earnings per share:
Basic
Income from continuing operations	$1.74	$1.36	$1.73	$1.34
Discontinued operations	—	—	0.01	0.02

Net income per common share—basic	$1.74	$1.36	$1.74	$1.36

Diluted
Income from continuing operations	$1.55	$1.22	$1.53	$1.21
Discontinued operations	—	—	0.02	0.01

Net income per common share—diluted	$1.55	$1.22	$1.55	$1.22

Under the terms of the sale the Company is restricted from selling the shares of MCJ it received until April 2006. As described in Note 2, the shares are classified as trading securities and are recorded at fair value, based on quoted market prices. As of November 30, 2005, the fair value of the shares of MCJ was $25,346, and that amount is included in short-term investments.

In order to reduce the risk of holding the MCJ shares, the Company has entered into forward contracts to sell MCJ shares for fixed prices in April 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by the Company and these contracts had a value of $22,609.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 4—BALANCE SHEET COMPONENTS:

	November 30,
	2005	2004
Short-term investments
Trading
MCJ	$25,346	$—
Securities, deferred compensation	2,379	4,575
Money market, deferred compensation	149	233

	27,874	4,808

Available for Sale
Securities	108	240
Money market	3	3

	111	243

	$27,985	$5,051

Accounts receivable, net
Trade accounts receivables	$364,856	$397,504
Less: Allowance for doubtful accounts	(12,688)	(12,023)
Less: Allowance for sales returns	(9,846)	(12,877)

	$342,322	$372,604

Receivable from vendors, net
Receivables from vendors	$85,447	$73,128
Less: Allowance for doubtful accounts	(2,726)	(4,095)

	$82,721	$69,033

Inventories
Components	$47,114	$41,309
Finished goods	447,503	367,037

	$494,617	$408,346

Property and equipment, net
Equipment and computers	$40,203	$38,059
Furniture and fixtures	7,210	7,159
Vehicles	344	413
Buildings and land	31,960	30,296

	79,717	75,927
Less: Accumulated depreciation	(46,004)	(42,076)

	$33,713	$33,851

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Goodwill and Intangible Assets:

	November 30,
	2005			2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$24,840	$—	$24,840	$23,631	$—	$23,631
Vendor lists	22,062	(14,155)	7,907	22,898	(12,843)	10,055
Customer lists	12,715	(3,130)	9,585	13,133	(2,204)	10,929
Other intangible assets	1,086	(414)	672	4,878	(771)	4,107

	$60,703	$(17,699)	$43,004	$64,540	$(15,818)	$48,722

Amortization expense was $3,941, $3,347 and $2,642 for the years ended November 30, 2005, 2004, 2003, respectively. Goodwill increased as of November 30, 2005 due to the final payments for the acquisitions of EMJ and BSA Sales, Inc. Other intangible assets decreased due to the sale of SYNNEX K.K (see Note 3). Estimated future amortization expense is as follows:

Years ending November 30,
2006	$3,944
2007	3,878
2008	3,578
2009	3,457
2010	1,349
thereafter	1,958

$18,164

	November 30,
	2005	2004
Accrued liabilities:
Payroll related accruals	$15,149	$15,139
Deferred compensation liability	16,770	14,374
Royalty and warranty accruals	3,518	3,823
Sales and value-add tax payable	2,942	4,288
Other accrued liabilities	30,240	24,987

	$68,619	$62,611

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 5—ACQUISITIONS:

Acquisitions during the year ended November 30, 2004

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

The purchase consideration has been allocated as follows, based on the estimated fair value of asset acquired and liabilities assumed:

	Fair Value
Purchase Consideration
Cash	$44,695
Acquisition costs	361

	$45,056

	Fair Value	Amortization Period
Allocation
Accounts receivable	$36,847	—
Goodwill	19,734	—
Inventories	17,519	—
Fixed assets	6,099	—
Other assets	4,393	—
Identifiable intangible assets	8,387	3-10 years
Borrowings	(11,061)	—
Accounts payable and accruals	(13,239)	—
Long-term liabilities	(16,074)	—
Other liabilities	(7,549)	—

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

	Fiscal Years Ended November 30,
	2004	2003
	(unaudited)
Revenue	$5,365,941	$4,099,142
Net income	$46,312	$31,183
Net income per common share—basic	$1.74	$1.41
Net income per common share—diluted	$1.54	$1.27

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

On March 1, 2004, the Company acquired all of the common stock of BSA Sales, Inc. (“BSA”), a privately held company, for approximately $2,100. An additional $1,900 was earned by BSA’s selling stockholders by meeting certain performance objectives through March 1, 2005. The purchase price allocation and pro forma financial information for the acquisition of BSA are not presented herein as the impact to the Company’s financial statements is not significant.

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of periods presented, nor are they necessarily indicative of future operating results.

NOTE 6—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	November 30,
	2005			2004
	Original Cost	Unrealized (Losses)/ Gains	Fair Value	Original Cost	Unrealized Losses	Fair Value
Short-Term:
Trading	$24,590	$3,284	$27,874	$5,805	$(997)	$4,808
Available-for-sale	757	(646)	111	757	(514)	243

	$25,347	$2,638	$27,985	$6,562	$(1,511)	$5,051

Short-term trading securities consist of equity securities relating to the Company’s deferred compensation plan (Note 13). Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities.

Total realized gains on investments were $265 and $892 for the fiscal year ended November 30, 2005 and 2003. Total realized losses on investments were $23 for the fiscal year ended November 30, 2004.

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “U.S. Arrangement”) through a consolidated wholly owned subsidiary to sell up to $275,000 of U.S. trade accounts receivables (the “U.S. Receivables”) to two financial institutions. The U.S. Arrangement expires in August 2008. In connection with the U.S. Arrangement, the Company sells its U.S. Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the U.S. Receivables to the financial institutions without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.75%. A separate fee based on the unused portion of the facility, at 0.30% per annum, is also charged by the financial institutions. The Company has also established a one-year revolving accounts receivable arrangement (the “Canadian Arrangement”) through SYNNEX Canada Limited, or SYNNEX Canada, to sell up to C$100,000 of U.S. and Canadian trade receivables (the “Canadian Receivables”) to a financial institution. The Canadian Arrangement expires in November 2006. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing bankers’ acceptance rate of return or prime rate plus 0.45% per annum. To the extent that cash was received in exchange,

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

the amount of U.S. and Canadian Receivables sold to the financial institutions has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. The amount of U.S. and Canadian Receivables sold to the financial institutions and not yet collected from customers at November 30, 2005 and 2004 was $274,751 and $196,300, respectively. The wholly owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold U.S. and Canadian Receivables at November 30, 2005 and 2004 of $253,488 and $213,492, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the U.S. and Canadian Receivables totaled approximately $1,054,382, $930,250 and $809,500 in 2005, 2004 and 2003, respectively. The gross payments to the financial institutions under the U.S. and Canadian Arrangements totaled approximately $949,540, $943,950 and $757,500 in 2005, 2004 and 2003, respectively, which arose from the subsequent collection of U.S. and Canadian Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the U.S. and Canadian Receivables on behalf of the financial institutions, for which it receives a service fee from the financial institutions for the U.S. Receivables, and remits collections to the financial institutions. The Company estimates that the service fee it receives for the U.S. Receivables approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institutions totaled $6,209, $3,431 and $3,003 in 2005, 2004, 2003, respectively, and were recorded within “Interest expense and finance charges, net”.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facility. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at November 30, 2005 and 2004.

As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of the Company’s financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on the Company’s financial condition and results of operations.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 20, “Commitments and Contingencies” for additional information. Approximately $1,161,396, $1,166,417 and $855,629 of the Company’s net sales were financed under these programs in 2005, 2004 and 2003, respectively. Approximately $40,914 and $54,152 of accounts receivable at November 30, 2005 and 2004, respectively, were subject to flooring agreements. Flooring fees were approximately $5,524, $2,960 and $1,999 in 2005, 2004 and 2003, respectively, and are included within “Interest expense and finance charges, net”.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 8—RESTRUCTURING CHARGES:

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

The following table summarizes the activity related to the liability for restructuring charges through November 30, 2005:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2004	$—	$—	$—	$—
Restructuring charges expensed in the year ended November 30, 2005	711	1,681	121	2,513
Cash payments	(690)	(293)	(17)	(1,000)
Adjustments	—	157	—	157
Non-cash charges	—	(636)	—	(636)

Balance accrued at November 30, 2005	$21	$909	$104	$1,034

The unpaid portion of the restructuring charges is included in the consolidated balance sheet under the caption “Accrued liabilities.”

NOTE 9—BORROWINGS:

Borrowings consist of the following:

	November 30,
	2005	2004
SYNNEX Canada revolving loan	$—	$56,877
SYNNEX Canada revolving accounts receivable securitization program	26,391	—
SYNNEX Canada term loan	1,518	2,275
SYNNEX K.K. line of credit	—	16,521
SYNNEX K.K. term loan	—	1,944
SYNNEX K.K. mortgage	—	1,088
SYNNEX K.K. bonds	—	6,997
SYNNEX UK line of credit	1,792	—
SYNNEX China mortgage	—	2,368

	29,701	88,070
Less: Current portion	(28,548)	(74,996)

Non-current portion	$1,153	$13,074

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

SYNNEX USA senior secured revolving line of credit

The Company has entered into a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions, which is secured by the Company’s inventory. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market up to a maximum borrowing of $45,000. Interest on borrowings under the Revolver is based on the financial institution’s prime rate. A fee of 0.30% per annum is payable with respect to the unused portion of the commitment. The Company is required to comply with minimum net worth and minimum fixed charge ratio covenants. The Company was in compliance with these covenants at November 30, 2005 and 2004. During the year ended November 30, 2004, the Company borrowed and repaid approximately $42,050 and $47,050, respectively, under the Revolver. There were no borrowings or payments under the Revolver in the year ended November 30, 2005.

SYNNEX Canada revolving accounts receivable securitization program

SYNNEX Canada has a one-year revolving accounts receivable securitization program which provides for the sale of up to C$100,000 of U.S. and Canadian trade accounts receivable to a financial institution. The program expires in November 2006. The effective discount rate is the prevailing bankers’ acceptance rate of return or prime rate plus 0.45% per annum. The program contains covenants, which SYNNEX Canada was in compliance with for the period ended November 30, 2005. Not all of the assets sold under this securitization program qualified for off balance sheet treatment. The balance outstanding at November 30, 2005 for assets sold that did not qualify for off balance sheet treatment was $26,391.

SYNNEX Canada revolving loan

SYNNEX Canada had a revolving loan agreement with a group of financial institutions. Borrowings under the loan agreement were collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bear interest at the prime rate of a Canadian bank designated by the financial institution or at the financial institution’s Bankers Acceptance rate plus 1.2% for Canadian dollar denominated loans, at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.2% for U.S. dollar denominated loans. The loan agreement contained covenants, which SYNNEX Canada was in compliance with for the year ended November 30, 2004. The balance outstanding at November 30, 2004 was $56,877. This loan was terminated in fiscal 2005.

SYNNEX Canada term loan

Upon acquisition of EMJ (see Note 5), the Company assumed a term loan with a Canadian bank. This Canadian Dollar denominated loan bears interest at the bank’s floating rate (7.0% at November 30, 2005), is payable in monthly installments through January 2011 and had a total of $1,518 and $2,275 outstanding as of November 30, 2005 and 2004.

SYNNEX K.K. line of credit

SYNNEX K.K. had Japanese Yen denominated lines of credit with several Japanese banks, with total available credit under these facilities of $39,961 as of November 30, 2004. Under the lines of credit, $16,521 was outstanding at November 30, 2004.

SYNNEX K.K. term loan

SYNNEX K.K. had a total of $1,944 outstanding as of November 30, 2004 under Japanese Yen denominated term loan agreements with two Japanese banks.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

SYNNEX K.K. mortgage

SYNNEX K.K. had a Japanese Yen denominated mortgage loan with a Japanese bank. Total amount outstanding under the mortgage was $1,088 at November 30, 2004.

SYNNEX K.K. bonds

SYNNEX K.K. issued three Japanese Yen denominated bonds in February 2003, July 2003 and June 2004. These bonds bear interest at 0.45%, 0.57% and 0.84% per year, respectively, and are to be redeemed through July 2008. At November 30, 2004, the carrying value of the bonds was $6,997.

SYNNEX UK term loans

SYNNEX UK has a British Pound denominated loan agreement with a financial institution. The total credit available under this facility was $1,730 as of November 30, 2005, and there were no borrowings outstanding at November 30, 2005 and 2004. This facility bears interest at LIBOR plus 1.5%.

SYNNEX UK has a British Pound denominated loan agreement with a financial institution. The total credit available under this facility was $7,785 as of November 30, 2005 and there were no borrowings outstanding at November 30, 2004. The balance outstanding at November 30, 2005 was $1,792. The facility bears interest at the financial institution’s prime rate plus 1.5%.

SYNNEX Beijing, Ltd. mortgage

In September 2002, SYNNEX (Beijing), Ltd. obtained a Chinese Renminbi denominated mortgage loan with a financial institution for approximately $3,055. The mortgage was repayable by 2012 and was secured by the real estate in Beijing. The interest rate was adjustable based on a lending rate as determined by People’s Bank of China. For fiscal year 2004 the rate was 5.51%. The balance outstanding at November 30, 2004 was $2,368. There was no balance outstanding at November 30, 2005

Future principal payments

Future principal payment under the above loans as of November 30, 2005 are as follows:

Fiscal Years Ending November 30,
2006	$28,548
2007	365
2008	365
2009	365
2010	58

$29,701

Guarantees

The Company has also issued guarantees to certain of its subsidiaries’ vendors for trade credit lines, totaling $76,395 and $77,911 as of November 30, 2005 and 2004. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 10—OTHER LIABILITIES:

Other liabilities consisted of the following:

	November 30,
	2005	2004
SYNNEX Canada Debentures	$5,009	$10,266
SYNNEX Canada Preference Shares	1,076	7,068
SYNNEX Canada Promissory Note	409	397
Other liabilities	431	41

	6,925	17,772
Less: Current portion	(6,085)	—

Non-current portion	$840	$17,772

Debentures

The Company assumed subordinated debentures in the amount of $10,266 as part of its acquisition of EMJ (see Note 5). These debentures have a three-year term, are not collateralized, pay interest at a rate of 12% and are due in September 2006. The balance outstanding at November 30, 2005 and 2004 was $5,009 and $10,266, respectively.

Preference Shares

The Company assumed preference shares in the amount of $7,068 as part of its acquisition of EMJ (see Note 5). The preference shares have an annual cumulative dividend at a rate of 8% for three years and are due in September 2006, which is charged to interest expense. The balance outstanding at November 30, 2005 and 2004 was $1,076 and $7,068, respectively.

Promissory Note

The Company assumed a non-interest bearing promissory note in the amount of $1,771 as part of its acquisition of EMJ (see Note 5). Interest is imputed on this Canadian Dollar denominated debt at a rate of 5% per annum and it is payable in October 2037. The balance outstanding at November 30, 2005 and 2004 was $409 and $397, respectively.

NOTE 11—DERIVATIVE INSTRUMENTS:

In the normal course of business, the Company enters into currency forward contracts to protect itself from the risk that the eventual cash outflows or inflows resulting from purchase or sale of inventory will be adversely affected by exchange rate fluctuations. The Company does not apply hedge accounting to these currency forward contracts and has not designated any of them as hedging instruments. As of November 30, 2005, 2004 and 2003, the Company had unrealized losses (gains) of $320, $662 and $(264), respectively, as a result of fair value changes on its outstanding currency forward contracts. These unrealized losses and gains were charged (credited) to “Other income (expense), net”.

The Company’s policy is to not allow the use of derivatives for trading or speculative purposes. During the year ended November 30, 2003, the Company incurred losses of $3,729 on foreign currency exchange contracts not purchased within the Company’s policy.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

During the second quarter of fiscal 2005, the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K. to MCJ, in exchange for eight thousand six hundred three shares of MCJ. In order to reduce the risk of holding the MCJ shares, the Company has entered into forward contracts to sell MCJ shares for fixed prices in April 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by the Company and these contracts had a value of $22,609.

NOTE 12—INCOME TAXES:

The provisions for income taxes from continuing operations consisted of:

	Fiscal Years Ended November 30,
	2005	2004	2003
Current tax provision:
Federal	$18,772	$19,216	$15,856
State	3,790	3,710	3,048
Foreign	2,796	1,296	781

	$25,358	$24,222	$19,685

Deferred tax provision (benefit):
Federal	$(666)	$964	$(1,660)
State	(264)	127	(357)
Foreign	(516)	(2,222)	(578)

	$(1,446)	$(1,131)	$(2,595)

Total tax provision	$23,912	$23,091	$17,090

Net deferred tax assets consist of the following:

	Fiscal Years Ended November 30,
	2005	2004
Inventory reserves	$1,397	$2,563
Bad debt and sales return reserves	5,988	5,740
Vacation and profit sharing accruals	745	1,108
Depreciation and amortization	(2,756)	(3,236)
State tax deduction	607	492
Deferred compensation	6,575	5,631
Net operating losses	8,313	7,675
Other	547	354
Valuation allowance	(2,178)	(2,315)

Net deferred tax assets	$19,238	$18,012

The valuation allowance relates to deferred tax assets in tax jurisdictions outside the United States for which realization of the assets is uncertain.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
States taxes, net of federal income tax benefit	3.6	4.2	4.1
Foreign taxes	(0.8)	2.1	0.7
Effect of unbenefitted tax assets	0.2	(5.4)	(2.9)
Other	(0.3)	(2.3)	(0.2)

Effective income tax rate	37.7%	33.6%	36.7%

At November 30, 2005, the Company had approximately $430 of federal operating loss carryforwards available to offset future taxable income, which expire in varying amounts from November 30, 2008 to November 30, 2009. Additionally, the Company had $8,687 in net operating loss carryforwards for the Company’s subsidiary in Mexico that begin to expire in 2012 and $14,993 in net operating loss carryforwards for the Company’s Canadian subsidiary that begin to expire in 2007.

NOTE 13—DEFERRED COMPENSATION PLAN:

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

As of November 30, 2005 and 2004, the deferred compensation liability balance was $16,770 and $14,374, respectively. Of the balances deferred, $2,528 and $4,808 have been invested in equity securities at November 30, 2005 and 2004, respectively, and are classified as trading securities. The Company has recorded gains in “Other income (expense), net” on the trading securities of $1,597, $243 and $286 for the years ended November 30, 2005, 2004 and 2003, respectively. An amount equal to these gains has been charged to selling, general and administrative expenses, relating to compensation amounts which are payable to the directors and officers.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 14—EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute the lesser of up to 15% of their gross compensation or the maximum amount as provided by law. Employees become eligible to participate in the Plan six months after their employment date. The Company can make discretionary contributions under the Plan. During 2005, 2004 and 2003, the Company contributed $211, $179 and $177, respectively.

NOTE 15—STOCKHOLDERS’ EQUITY:

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

Amended and Restated 2003 Stock Incentive Plan

The Company’s 2003 Stock Incentive Plan is intended to serve as the successor plan to its 1997 Stock Option/Stock Issuance Plan, Special Executive Stock Option/Stock Issuance Plan and its 1993 Stock Option Plan, which have all been terminated as of November 25, 2003. The Company’s 2003 Stock Incentive Plan was adopted by its Board of Directors and approved by its stockholders in 2003. The plan provides for the direct award or sale of shares of common stock, restricted stock and restricted stock units, the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors, advisors and consultants. However, incentive stock options as defined in Section 422 of the Internal Revenue Code may be granted only to employees.

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

The number of authorized shares under the 2003 Stock Incentive Plan shall not exceed 14,112 shares of common stock. No participant in the 2003 Stock Incentive Plan may receive option grants or stock appreciation rights for more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. In the year ended November 30, 2005, the Board of Directors granted 555 options at exercise prices ranging from $16.66 to $18.97 per share.

Under the 2003 Stock Incentive Plan:

Qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock.

Qualified employees and non-employee directors, advisors and consultants are eligible for the grant of nonstatutory stock options,, restricted stock grants and restricted stock units.

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

The following table summarizes the stock options outstanding and exercisable under the Company’s option plans as of November 30, 2005 and 2004:

	Number of Options at November 30, 2005		Number of Options at November 30, 2004
	Outstanding	Exercisable	Outstanding	Exercisable
Amended and Restated 2003 Stock Incentive Plan	7,387	5,158	8,015	5,415

A summary of the activity under the Company’s stock option plans is set forth below:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balances, November 30, 2002	6,601	7,846	$6.82
Options granted	(1,195)	1,195	12.35
Options exercised	—	(37)	4.86
Options cancelled	299	(322)	7.14
Replacement of 1993, 1997 and Executive Stock Option Plans	(5,705)	—	—
Adoption of 2003 Stock Incentive Plan	5,430	—	—

Balances, November 30, 2003	5,430	8,682	7.57
Options granted	(1,142)	1,142	16.50
Options exercised	—	(1,669)	5.45
Options cancelled	140	(140)	12.76

Balances, November 30, 2004	4,428	8,015	$9.12
Restricted stock granted	(97)	—	—
Restricted stock cancelled	1	—	—
Options granted	(555)	555	17.39
Options exercised	—	(1,067)	6.54
Options cancelled	116	(116)	14.36

Balances, November 30, 2005	3,893	7,387	$10.03

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The options outstanding and exercisable at November 30, 2005 are as follows:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$3.00-$4.50	2,029	3.06	$4.24	2,029	$4.24
$7.00-$10.00	2,609	5.16	$9.37	2,300	$9.29
$12.00-$15.54	1,134	7.30	$12.27	568	$12.20
$16.10-$19.58	1,615	9.08	$16.80	261	$16.62

$3.00-$19.58	7,387	5.77	$10.03	5,158	$7.99

At November 30, 2004 and 2003, options to purchase 5,415 and 6,226 shares, respectively, were exercisable and the weighted average price for each exercisable option was $7.00 and $6.25, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of Company stock option grants. The following weighted average assumptions are used to estimate the fair value of stock option grants in 2005, 2004 and 2003:

	Fiscal Years Ended November 30,
	2005	2004	2003
Expected life (years)	5	5	5
Risk-free interest rate	4.0%	3.3%	3.4%
Expected volatility	39.1%	44.0%	N/A
Dividend yield	0%	0%	0%

The weighted-average per share grant date fair value of options granted during the years ended November 30, 2005, 2004 and 2003 was $7.08, $7.08 and $1.91, respectively. The Company used the minimum value method to value stock options granted prior to its IPO.

Stock-based compensation

The Company applies APB No. 25 accounting to its stock-based compensation plans.

In connection with certain stock option grants and restricted stock awards to employees during the years ended November 30, 2005, 2004 and 2003, the Company recognized approximately $1,672, $0 and $0, respectively, of unearned stock-based compensation for the excess of the fair value of shares of common stock subject to such restrictions at the date of grant. This is included as a reduction of stockholders’ equity. The Company recorded amortization expense of unearned stock-based compensation of $28, $202 and $551 during the years ended November 30, 2005, 2004 and 2003, respectively.

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

The fair value of each share is estimated on the date the employee enrolls in the ESPP using the Black-Scholes option pricing model. The following weighted average assumptions were used to estimate the fair value of ESPP purchases in the fiscal year ended November 30, 2005 and 2004:

	Fiscal Years Ended November 30,
	2005	2004
Expected life (years)	1.2	1.2
Risk-free interest rate	2.2%	2.0%
Expected volatility	48.6%	58.1%
Dividend yield	0%	0%

The weighted-average per share ESPP enrollment date fair value of common stock during the fiscal year ended November 30, 2005 and 2004 was $4.35 and $5.17, respectively.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 16—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Fiscal Years Ended November 30,
	2005	2004	2003
Income from continuing operations	39,606	46,086	29,708
Income from discontinued operations, net of tax	511	479	288
Gain on sale of discontinued operations, net of tax	12,708	—	—

Net income	$52,825	$46,565	$29,996

Weighted average common shares—basic	28,555	26,691	22,091
Effect of dilutive securities:
Stock options and restricted stock	2,576	3,420	2,464

Weighted average common shares—diluted	31,131	30,111	24,555

Earnings per share:
Basic
Income from continuing operations	$1.39	$1.73	$1.34
Discontinued operations	$0.46	$0.01	$0.02

Net income per common share—basic	$1.85	$1.74	$1.36

Diluted
Income from continuing operations	$1.27	$1.53	$1.21
Discontinued operations	$0.43	$0.02	$0.01

Net income per common share—diluted	$1.70	$1.55	$1.22

Options to purchase 67, 130 and 1,483 and shares of common stock as at November 30, 2005, 2004 and 2003, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 17—RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $397,000, $406,000 and $214,000 during the years ended November 30, 2005, 2004 and 2003, respectively. Sales to MiTAC International Corporation and its affiliates during the years ended November 30, 2005, 2004 and 2003, were approximately $1,777, $1,738 and $993, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

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

In October 2001, as a new investment option for the deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account is to hold shares of MiTAC International Corporation and its affiliates. As of November 30, 2004 the fair market value of the common stock acquired was approximately $2,259. This brokerage account was closed in fiscal 2005.

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

NOTE 18—SEGMENT INFORMATION:

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

Summarized financial information related to the Company’s reportable business segments as at November 30, 2005, 2004 and 2003, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Fiscal Year ended November 30, 2003:
Revenue	$3,714,385	$230,501	$3,944,886
Income from continuing operations before non-operating items, income taxes and minority interest	51,885	5,131	57,016
Total assets	693,170	96,758	789,928
Fiscal Year ended November 30, 2004:
Revenue	$4,573,438	$577,009	$5,150,447
Income from continuing operations before non-operating items, income taxes and minority interest	63,255	14,405	77,660
Total assets	800,618	199,079	999,697
Fiscal Year ended November 30, 2005:
Revenue	$5,120,824	$519,945	$5,640,769
Income from continuing operations before non-operating items, income taxes and minority interest	65,912	13,025	78,937
Total assets	846,220	236,268	1,082,488

Summarized financial information related to the geographic areas in which the Company operated at November 30, 2005, 2004 and 2003 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Fiscal Year ended November 30, 2003:
Revenue	$3,758,385	$194,393	$(7,892)	$3,944,886
Income from continuing operations	29,169	1,019	(480)	29,708
Other long-lived assets	10,840	16,615	—	27,455
Fiscal Year ended November 30, 2004:
Revenue	$4,902,143	$271,753	$(23,449)	$5,150,447
Income from continuing operations	47,548	1,320	(2,782)	46,086
Other long-lived assets	20,592	15,968	—	36,560
Fiscal Year ended November 30, 2005:
Revenue	$5,440,293	$237,965	$(37,489)	$5,640,769
Income from continuing operations	35,761	4,051	(206)	39,606
Other long-lived assets	23,460	18,432	—	41,892

Revenue in the U.S. was approximately 80%, 83% and 82% of total revenue for fiscal 2005, 2004 and 2003, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 19—RISK AND UNCERTAINTIES:

The Company operates in a highly competitive industry and is subject to various risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to differ materially from expectations include, but are not limited to, dependence on few customers and vendors, competition, new products and services, dependence upon key personnel, industry conditions, foreign currency fluctuations, and aspects of its strategic relationship with MiTAC International Corporation.

NOTE 20—COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under operating lease agreements, which expire in various periods through 2014. Future minimum rental obligations under non-cancelable lease agreements as of November 30, 2005 were as follows:

Fiscal Year Ending November 30,
2006	$10,821
2007	10,363
2008	7,939
2009	5,419
2010	4,409
thereafter	7,889

Total minimum lease payments	$46,840

Rent expense for the years ended November 30, 2005, 2004 and 2003 amounted to $9,423, $8,887 and $9,169, respectively.

The Company was contingently liable at November 30, 2005, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2005 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

The Company is from time to time involved in legal proceedings in the ordinary course of business, including the following:

On May 1, 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against the Company and its Canadian subsidiary, SYNNEX Canada Limited. The suit claims that the Company has infringed on Seanix’s exclusive rights to its Canadian trademark registration and caused confusion between the two companies resulting from, among other things, the Company’s use of marks confusingly similar to the Seanix trademarks. The complaint seeks injunctive relief and monetary damages in an amount to be determined. Substantial discovery has taken place; however, no trial date has been set.

On May 7, 2002, Acropolis Systems, Inc. and Tony Yeh filed a civil suit in Santa Clara County California Superior Court against the Company, Robert Huang, C. Kevin Chuang and Stephen R. Bowling. The suit alleges violation of California securities laws, fraud and concealment and breach of contract resulting from, among other things, failure to disclose the existence of a lien in favor of the Company on the assets of eManage.com prior to

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

entering into stock purchase agreements for shares of eManage stock. At the time of this stock purchase, the Company was the majority stockholder of eManage.com. The complaint seeks monetary damages in the amount of approximately $2,000. Substantial discovery has taken place and no trial date has been set.

On September 1, 2004, the United States Bankruptcy Court for the Northern District of Texas entered judgment in favor of DSLangdale Two, LLC and DSLangdale Three, LLC, Inc. in the amount of $ 4,200 against Daisytek (Canada), Inc., a former wholly owned subsidiary of EMJ, a company that the Company acquired in September 2004. The Company has appealed this judgment. Subsequently, on November 22, 2004, plaintiffs sought to enforce the Texas judgment in the Ontario Superior Court of Justice. This Canada enforcement action has been stayed pending the resolution of the U.S. action. On September 22, 2005, the United States District Court for the Northern District of Texas affirmed the decision of the Bankruptcy Court. The Company is currently appealing the District Court decision.

In addition, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. These preference actions are filed by the trustee of a bankruptcy estate on behalf of the bankrupt entity’s debtors and generally seek to have payments made by the bankrupt entity within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt entity’s creditors. The Company is not aware of any currently pending preference actions.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2005. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal 2004 Three Months Ended				Fiscal 2005 Three Months Ended
	Feb. 29, 2004	May 31, 2004	Aug. 31, 2004	Nov. 30, 2004	Feb. 28, 2005	May 31, 2005	Aug. 31, 2005	Nov. 30, 2005
	(in thousands)
Statement of Operations Data:
Revenue	$1,174,683	$1,231,208	$1,303,741	$1,440,815	$1,309,763	$1,346,328	$1,391,590	$1,593,088
Cost of revenue	(1,124,441)	(1,179,999)	(1,251,080)	(1,379,555)	(1,253,629)	(1,289,772)	(1,332,612)	(1,526,198)

Gross profit	50,242	51,209	52,661	61,260	56,134	56,556	58,978	66,890
Selling, general and administrative expenses	(33,126)	(32,664)	(33,772)	(38,150)	(39,712)	(38,159)	(39,249)	(42,501)

Income from continuing operations before non-operating items, income taxes and minority interest	17,116	18,545	18,889	23,110	16,422	18,397	19,729	24,389
Interest expense and finance charges, net	(2,083)	(1,705)	(1,378)	(2,793)	(3,812)	(3,521)	(3,777)	(5,926)
Other income (expense), net	(321)	(836)	241	16	709	949	(1,155)	1,056

Income from continuing operations before income taxes and minority interest	14,712	16,004	17,752	20,333	13,319	15,825	14,797	19,519
Provision for income taxes	(5,346)	(6,021)	(6,382)	(5,342)	(5,042)	(6,006)	(5,759)	(7,105)
Minority interest in subsidiaries	150	94	76	56	26	32	—	—

Income from continuing operations	9,516	10,077	11,446	15,047	8,303	9,851	9,038	12,414
Income from discontinued operations, net of tax	137	134	3	205	304	207	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	12,323	—	385

Net income	$9,653	$10,211	$11,449	$15,252	$8,607	$22,381	$9,038	$12,799

Net income per common share, basic	$0.37	$0.39	$0.43	$0.56	$0.31	$0.78	$0.31	$0.44

Net income per common share, diluted	$0.33	$0.34	$0.38	$0.50	$0.27	$0.72	$0.29	$0.41

Other Data:
Distribution revenue	$1,057,479	$1,081,133	$1,156,337	$1,278,489	$1,180,266	$1,210,996	$1,263,519	$1,466,043

Contract assembly revenue	117,204	150,075	147,404	162,326	129,497	135,332	128,071	127,045

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended November 30, 2005, 2004 and 2003

(in thousands)

Description	Balance at Beginning of Year	Additions and Subtractions from Acquisitions and Dispositions	Additions Charged to Revenues and Costs and Expense	Write-offs and Deductions	Balance at End of Year
Fiscal Year Ended November 30, 2003
Allowance for doubtful trade receivables	7,836	(1,285)	6,644	(4,199)	8,996
Allowance for doubtful vendor receivables	2,704	(782)	1,388	(64)	3,246
Allowance for sales returns	3,757	—	37,251	(35,482)	5,526
Allowance for inventory reserve	6,955	(1,004)	3,649	(4,096)	5,504
Allowance for deferred tax assets	5,640	651	2,578	—	8,869

Fiscal Year Ended November 30, 2004
Allowance for doubtful trade receivables	8,996	4,106	5,506	(6,731)	11,877
Allowance for doubtful vendor receivables	3,246	782	1,632	(1,565)	4,095
Allowance for sales returns	5,526	—	8,044	(693)	12,877
Allowance for inventory reserve	5,504	1,278	5,748	(5,225)	7,305
Allowance for deferred tax assets	8,869	(294)	(211)	(6,048)	2,316

Fiscal Year Ended November 30, 2005
Allowance for doubtful trade receivables	11,877	(12)	7,083	(6,260)	12,688
Allowance for doubtful vendor receivables	4,095	—	897	(2,266)	2,726
Allowance for sales returns	12,877	—	1,007	(4,038)	9,846
Allowance for inventory reserve	7,305	(302)	6,969	(6,304)	7,668
Allowance for deferred tax assets	2,316	—	515	(653)	2,178

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of November 30, 2005, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on March 22, 2006 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of the Company’s employees, including its principal executive officer, its principal financial officer, its controller and persons performing similar functions. This code of ethics, called a Code of Ethics and Business Conduct for Employees, Officers and Directors, is available free of charge on the Company’s public Web Site (www.synnex.com) on the investor relations webpage. Future amendments or waivers relating to the Code of Ethics will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding option	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,387,203	$10.03	4,037,099	(1)(2)

(1)

Includes the number of shares reserved for issuance under our Amended and Restated 2003 Stock Incentive Plan. The number of shares authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan shall not exceed the sum of (1) the number of shares subject to outstanding options granted under our

1997 Stock Option Plan/Stock Issuance Plan, our Special Executive Stock Option/Stock Issuance Plan and our 1993 Stock Option Plan outstanding, to the extent those options expire, terminate or are cancelled for any reason prior to being exercised, plus (2) 5,506,649 shares of common stock; provided, however, that the number of authorized shares under our Amended and Restated 2003 Stock Incentive Plan shall not exceed 14,111,761 shares of common stock.

(2)	Includes 500,000 shares available for sale pursuant to our 2003 Employee Stock Purchase Plan (as amended). Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of the Appointment of Independent Accountants” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(2)	Financial Statement Schedule

See Index under Item 8.

(3)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b) Exhibits.

Exhibit Number	Description of Document
3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2006).

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Amended and Restated Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	Amendment No. 1 dated June 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Standard Industrial Lease, dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document

10.8	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	HP U.S. Business Development Partner Agreement, dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.13	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.14	Amendment No. 2 dated December 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 13, 2004).

10.15	Amendment No. 5 dated December 30, 2003 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 13, 2004).

10.16	Amendment No. 6 dated September 17, 2004 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2004).

10.17	Amendment No. 3 dated December 13, 2004 to Amended and Restated Receivables Transfer Agreement and Amended and Restated Receivables Purchase and Servicing Agreement each dated August 30, 2002 by and among the Company, SIT Funding Corporation, Manhattan Asset Funding Company LLC, Sumitomo Mitsui Banking Corporation, SMBC Securities, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004).

10.18	Amendment No. 7 dated September 21, 2005 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2005).

Exhibit Number	Description of Document

10.19	Amendment No. 4 dated September 21, 2005 to Amended and Restated Receivables Transfer Agreement and Amended and Restated Receivables Purchase and Servicing Agreement each dated August 30, 2002 by and among the Company, SIT Funding Corporation, Manhattan Asset Funding Company LLC, Sumitomo Mitsui Banking Corporation, SMBC Securities, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2005).

10.20	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 92 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

See Index Under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2006

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

Name	Title	Date

/S/ ROBERT HUANG Robert Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2006

/S/ DENNIS POLK Dennis Polk	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 8, 2006

/S/ MATHEW MIAU Matthew Miau	Chairman of the Board	February 8, 2006

/S/ FRED BREIDENBACH Fred Breidenbach	Director	February 8, 2006

/S/ JAMES VAN HORNE James Van Horne	Director	February 8, 2006

/S/ GREGORY QUESNEL Gregory Quesnel	Director	February 8, 2006

/S/ DAVID RYNNE David Rynne	Director	February 8, 2006

/S/ DWIGHT STEFFENSEN Dwight Steffensen	Director	February 8, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii)2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2006).

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Amended and Restated Receivables Purchase and Servicing Agreement, dated as of August 30, 2002, by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	Amendment No. 1 dated June 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation, Redwood Receivables Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Standard Industrial Lease, dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	HP U.S. Business Development Partner Agreement, dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.13	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document
10.14	Amendment No. 2 dated December 30, 2003 to Amended and Restated Receivables Purchase and Servicing Agreement and Amended and Restated Receivables Transfer Agreement dated August 30, 2002 by and among the Registrant, SIT Funding Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 13, 2004).

10.15	Amendment No. 5 dated December 30, 2003 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 13, 2004).

10.16	Amendment No. 6 dated September 17, 2004 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2004).

10.17	Amendment No. 3 dated December 13, 2004 to Amended and Restated Receivables Transfer Agreement and Amended and Restated Receivables Purchase and Servicing Agreement each dated August 30, 2002 by and among the Company, SIT Funding Corporation, Manhattan Asset Funding Company LLC, Sumitomo Mitsui Banking Corporation, SMBC Securities, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004).

10.18	Amendment No. 7 dated September 21, 2005 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Registrant, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2005).

10.19	Amendment No. 4 dated September 21, 2005 to Amended and Restated Receivables Transfer Agreement and Amended and Restated Receivables Purchase and Servicing Agreement each dated August 30, 2002 by and among the Company, SIT Funding Corporation, Manhattan Asset Funding Company LLC, Sumitomo Mitsui Banking Corporation, SMBC Securities, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2005).

10.20	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 92 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.