Form 10-Q
period 2006-02-28
SYNNEX CORP
filed 2006-04-10
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 3, 2006
Common Stock, $0.001 par value	29,440,845

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	February 28,	November 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,146	$13,636
Short-term investments	21,826	27,985
Accounts receivable, net	301,645	342,322
Receivable from vendors, net	76,477	82,721
Receivable from affiliates	3,001	5,177
Inventories	524,705	494,617
Deferred income taxes	15,400	15,445
Current deferred assets	5,752	—
Other current assets	12,597	10,908

Total current assets	972,549	992,811
Property and equipment, net	35,655	33,713
Goodwill and intangible assets, net	42,814	43,004
Deferred income taxes	3,869	4,781
Long-term deferred assets	71,202	—
Other assets	5,124	8,179

Total assets	$1,131,213	$1,082,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$30,751	$28,548
Accounts payable	445,208	448,339
Payable to affiliates	66,754	85,871
Accrued liabilities	56,586	68,619
Other current liabilities	6,211	6,085
Current deferred liabilities	7,758	—
Income taxes payable	6,661	4,820

Total current liabilities	619,929	642,282
Long-term borrowings	1,091	1,153
Long-term liabilities	1,129	840
Long-term deferred liabilities	54,438	—
Deferred income taxes	986	988

Total liabilities	677,573	645,263

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 29,302 and 28,948 shares issued and outstanding	29	29
Additional paid-in capital	163,138	159,551
Accumulated other comprehensive income	14,846	12,701
Retained earnings	275,627	264,944

Total stockholders’ equity	453,640	437,225

Total liabilities and stockholders’ equity	$1,131,213	$1,082,488

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2006	February 28, 2005
Revenue	$1,501,735	$1,309,763
Cost of revenue	(1,436,725)	(1,253,629)

Gross profit	65,010	56,134

Selling, general and administrative expenses	(42,763)	(39,712)

Income from continuing operations before non-operating items, income taxes and minority interest	22,247	16,422

Interest expense and finance charges, net	(5,853)	(3,812)
Other income (expense), net	273	709

Income from continuing operations before income taxes and minority interest	16,667	13,319

Provision for income taxes	(5,984)	(5,042)
Minority interest in subsidiary	—	26

Income from continuing operations	10,683	8,303

Income from discontinued operations, net of tax	—	304

Net income	$10,683	$8,607

Earnings per share:
Basic
Income from continuing operations	$0.37	$0.30
Discontinued operations	$—	$0.01

Net income per common share - basic	$0.37	$0.31

Diluted
Income from continuing operations	$0.34	$0.26
Discontinued operations	$—	$0.01

Net income per common share - diluted	$0.34	$0.27

Weighted average common shares outstanding - basic	29,055	28,005

Weighted average common shares outstanding - diluted	31,204	31,450

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income	10,683	8,607

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,239	1,240
Amortization of intangible assets	1,000	983
Non cash stock-based compensation	735	—
Provision for doubtful accounts	1,641	1,111
Tax benefits from employee stock plan	—	2,227
Unrealized gain on trading securities	(141)	(1,122)
Realized gain on investment	(36)	(12)
Gross tax windfall from stock-based compensation	(8)	—
Unrealized loss on short term investments	8,933	—
Loss on disposal of fixed assets	17	643
Minority interest in subsidiaries	—	22
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	41,228	(25,733)
Receivable from vendors	6,373	8,954
Receivable from affiliates	2,178	(1,554)
Inventories	(27,993)	24,046
Other assets	(73,854)	(3,380)
Payable to affiliates	(19,111)	(1,987)
Accounts payable	6,566	587
Accrued liabilities	45,748	1,941

Net cash provided by operating activities	5,198	16,573

Cash flows from investing activities:
Purchases of short-term investments	(2,851)	(192)
Proceeds from sale of short-term investments	278	208
Acquisition of businesses	—	(2,888)
Minority investment	—	(3,000)
Purchase of property and equipment, net	(1,814)	(2,470)
Decrease in restricted cash	—	987

Net cash used in investing activities	(4,387)	(7,355)

Cash flows from financing activities:
Cash overdraft	(7,867)	(8,653)
Proceeds from bank loan	129,163	278,220
Repayment of bank loan	(128,392)	(278,571)
Gross tax windfall from stock-based compensation	8	—
Net proceeds under other lines of credit	1,129	—
Payments of bonds and other long-term liabilities	—	(11,246)
Net proceeds from issuance of common stock	2,791	3,711

Net cash used in financing activities	(3,168)	(16,539)

Effect of exchange rate changes on cash and cash equivalents	(133)	202

Net decrease in cash and cash equivalents	(2,490)	(7,119)
Cash and cash equivalents at beginning of period	13,636	28,726

Cash and cash equivalents at end of period	$11,146	$21,607

Supplemental disclosures of cash flow information:
Interest paid	$471	$1,207

Income taxes paid	$3,085	$1,362

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2006	February 28, 2005
Net income	$10,683	$8,607
Other comprehensive income:
Changes in unrealized gains (losses) on available-for-sale securities	93	(8)
Foreign currency translation adjustment	2,052	(1,996)

Total comprehensive income	$12,828	$6,603

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2006 and 2005

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

The accompanying interim unaudited condensed consolidated financial statements as of February 28, 2006 and 2005 and for the three months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2005 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2005, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006, or any future period and the Company makes no representations related thereto.

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At February 28, 2006, MiTAC International Corporation and its affiliates had a combined ownership of approximately 56% of the Company’s outstanding common stock.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

money market deposit accounts that are stated at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan and the Company’s investment in MCJ Company Ltd. (“MCJ”) are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in “Accumulated other comprehensive income”, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

To determine whether a decline in value is other-than-temporary, the Company evaluates several factors, including current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and the Company’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed to be other-than-temporary, the Company records reductions in carrying values to estimated fair values, which are determined based on quoted market prices if available or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.

Long-term investments include instruments that the Company has the ability and intent to hold for more than twelve months. The Company classifies its long-term investments as available-for-sale if a readily determinable fair value is available.

The Company has investments in equity instruments of privately held companies. These investments are included in “Other assets” and are accounted for under the cost method, as the Company does not have the ability to exercise significant influence over their operations. The Company monitors its investments for impairment by considering current factors, including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

Allowance for doubtful accounts

The allowance for doubtful accounts is estimated to cover the losses resulting from the inability of customers to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the accounts receivable, credit evaluations of customers’ financial condition and existence of credit insurance. The Company also evaluates the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and any value and adequacy of collateral received from the customers.

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

Equipment and Furniture	3 - 7 years
Software	3 years
Leasehold Improvements	3 -10 years
Buildings	39 years

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

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

Software costs

The Company develops software for internal use only. The payroll and other costs related to the development of software have been expensed as incurred. Excluding the costs of support, maintenance and training functions that are not subject to capitalization, the costs of the software department were not material for the periods presented. If the internal software development costs become material, the Company will capitalize the costs based on the defined criteria for capitalization in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

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

Long-term deferred assets and long-term deferred liabilities

The Company’s Mexico operation has entered into a multi-year contract to sell equipment to an independent third-party contractor that provides equipment and services to the Mexican government. The payments by the Mexican government are generally due on a monthly basis and are contingent upon the contractor continuing to provide services to the Mexican government. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract. All long-term accounts receivable and deferred cost of revenue associated with this contract are included in the consolidated balance sheet under the caption “Long-term deferred assets”. The Company has recorded long-term deferred revenue for the equipment delivered in excess of revenue recognized based on the straight-line method. According to contract terms, the Company will also hold back a certain amount of accounts payable for a certain period of time. All long-term accounts payable from contractual obligations associated with this contract and long-term deferred revenues are included in the consolidated balance sheet under the caption “Long-term deferred liabilities”.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2006, the Company had not experienced any losses on such deposits.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the accounts receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through February 28, 2006, such losses have been within management’s expectations.

In the three months ended February 28, 2006 and 2005, no single customer exceeded 10% of the Company’s total revenue. At February 28, 2006 and November 30, 2005, one customer accounted for approximately 13% and 18%, respectively, of the total consolidated accounts receivable balance.

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

The Company’s Mexico operation has entered into a multi-year contract to sell equipment to a contractor that provides equipment and services to the Mexican government. Under the agreement, the Mexican government makes payments into the Company’s account. The payments on this contract by the Mexican government are generally due on a monthly basis and are contingent upon the contractor continuing to provide services to the government. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract.

OEM supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. The Company monitors the balances of receivables from vendors on a quarterly basis and adjusts the balance due for differences between expected and actual volume sales. Receivables from vendors are generally collected through reductions authorized by the vendor, to accounts payable. For price protection programs and product rebates, the Company records a reduction of cost of revenue. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

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

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash, short-term investments, forward contracts, accounts receivable and accounts payable, the carrying amounts approximate fair value due to the short maturities. The amount shown for borrowings also approximates fair value since current interest rates offered to the Company for debt of similar maturities are approximately the same. The estimated fair values of foreign exchange forward contracts are based on market prices or current rates offered for contracts with similar terms and maturities. The ultimate amounts paid or received under these foreign exchange contracts, however, depend on future exchange rates. The gains or losses are recognized as “Other income (expense), net” based on changes in the fair value of the contracts, which generally occur as a result of changes in foreign currency exchange rates.

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies, with the exception of the Company’s UK operation, for which the functional currency is the U.S. dollar. The financial statements of the foreign subsidiaries, other than the UK operations, are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the quarter. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net”.

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

Reclassifications

Certain reclassifications, in addition to the reclassifications relating to discontinued operations discussed in Note 4, have been made to the February 28, 2005 financial statements to conform to the February 28, 2006 financial statements. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net income.

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution from stock options and restricted stock. The calculations of net income per common share are presented in Note 9.

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options that is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in-capital when the award becomes deductible are assumed to be used to repurchase shares.

Recently issued accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 on December 1, 2006 to have any material impact on its consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarify when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At February 28, 2006, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

NOTE 3 – STOCK-BASED COMPENSATION:

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) which was superseded by SFAS No. 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. No employee stock-based compensation was reflected in net income for the period ended February 28, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

The pro forma information for the three months ended February 28, 2005 was as follows:

Three Months Ended February 28, 2005
Net income - as reported	$8,607
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(246)
Less: Stock-based employee compensation expense determined under fair value based method related to stock options	(1,005)

Net income - pro forma	$7,356

Net earnings per share - basic:
As reported	$0.31
Pro forma	$0.26
Net earnings per share - diluted:
As reported	$0.27
Pro forma	$0.24
Shares used in computing net income per share - basic:
As reported	28,005
Pro forma	28,005
Shares used in computing net income per share - diluted:
As reported	31,450
Pro forma	30,941

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R). Accordingly, during the three months ended February 28, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three-month period ended February 28, 2006 was as follows:

Three Months Ended February 28, 2006
Stock-based compensation expense by type of award:
Employee stock options	$543
Restricted stock	176
Employee stock purchase plan	16

Total stock-based compensation	735
Tax effect on stock-based compensation	(265)

Net effect on net income	$470

Tax effect on:
Cash flows from operations	$(8)
Cash flows from financing activities	$8
Effect on earnings per share:
Basic	$0.02
Diluted	$0.02

Stock-based compensation expense of $176 related to restricted stock would have been recorded under the provisions of APB No. 25.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

As of December 1, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $9,307 before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of December 1, 2005, the Company estimated that the stock-based compensation for the awards not expected to vest was $310, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to $8,997 after estimated forfeitures.

During the three months ended February 28, 2006, the Company granted approximately 18 stock options with an estimated total grant-date fair value of $149. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $5. During the three months ended February 28, 2006, the Company recorded stock-based compensation related to stock options of $543.

As of February 28, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $8,353 and will be recognized over an estimated weighted average amortization period of 3.9 years.

No stock-based compensation was capitalized as inventory at February 28, 2006. The Company did not capitalize any stock-based compensation to inventory at December 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions.

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	February 28, 2006	February 28, 2005
Stock option plan:
Expected life (years)	6.3	5.0
Risk-free interest rate	4.4%	3.5%
Expected volatility	38%	33%
Dividend yield	0%	0%
Stock purchase plan:
Expected life (years)	0.3	1.3
Risk-free interest rate	3.6%	2.0%
Expected volatility	33%	57%
Dividend yield	0%	0%

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balances, November 30, 2003	5,430	8,682	$7.57
Options granted	(1,142)	1,142	16.50
Options exercised	—	(1,669)	5.45
Options cancelled	140	(140)	12.76

Balances, November 30, 2004	4,428	8,015	$9.12
Restricted stock granted	(97)	—	—
Restricted stock cancelled	1	—	—
Options granted	(555)	555	17.39
Options exercised	—	(1,067)	6.54
Options cancelled	116	(116)	14.36

Balances, November 30, 2005	3,893	7,387	$10.03
Restricted stock granted	(252)	—	—
Restricted stock cancelled	1	—	—
Options granted	(18)	18	16.51
Options exercised	—	(338)	7.75
Options cancelled	67	(67)	16.48

Balances, February 28, 2006	3,691	7,000	$10.10

The options outstanding and exercisable at February 28, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.00 - $4.50	1,880	2.89	$4.28	$26,683	1,880	2.89	$4.28	$26,683
$7.00 - $10.00	2,502	4.92	$9.38	$22,745	2,257	4.79	$9.31	$20,671
$12.00 - $15.54	1,027	7.11	$12.17	$6,467	543	6.77	$12.15	$3,432
$16.10 - $19.58	1,591	8.85	$16.76	$2,751	310	8.45	$16.60	$597

$3.00 - $19.58	7,000	5.59	$10.10	$58,646	4,990	4.52	$8.18	$51,383

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.47 as of February 28, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of February 28, 2006 was 4,975.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended February 28, 2006 was $8.18 per share. The total fair value of shares vested during the three

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

months ended February 28, 2006 was $701. The total intrinsic value of options exercised during the three-month period ended February 28, 2006 was $3,615. The total cash received from employees as a result of employee stock option exercises during the three months ended February 28, 2006 was $2,622. In connection with these exercises, the tax benefits realized by the Company for the three months ended February 28, 2006 was $1,333.

The Company settles employee stock option exercises with newly issued common shares.

A summary of the status of the Company’s nonvested shares as of February 28, 2006 and changes during the three months ended February 28, 2006, is presented below:

	Stock Options		Restricted Stock
	Number of Shares	Weighted average grant- date fair value	Number of Shares	Weighted average grant-date fair value
Nonvested at November 30, 2005	2,229	$5.07	97	$17.17
Awards granted	18	8.18	252	19.03
Awards vested	(176)	3.99	—	—
Awards cancelled/expired/forfeited	(62)	5.48	(1)	17.17

Nonvested at February 28, 2006	2,009	$5.18	348	$18.52

Restricted Stock

During the three months ended February 28, 2006, the Company’s Board of Directors approved the grant of 250 shares of restricted stock units to Robert Huang, the Company’s President and Chief Executive Officer. These restricted stock units will vest with respect to 25% of the shares on the date that is 13 months after the date of grant, and an additional 25% of the shares on the second, third and fourth anniversaries of the date of grant. The Company recorded the $4,763 value of these restricted stock units and will amortize that amount over the service period. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. Amortization cost for all restricted stock awards for the three months ended February 28, 2006 was $176.

As of February 28, 2006, there was $6,244 of total deferred stock-based compensation related to nonvested restricted stock granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 4.1 years.

NOTE 4 – DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2005 the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K. to MCJ Company Limited (“MCJ”), in exchange for approximately 26 shares of MCJ. The Company recorded a gain of $12,708 net of tax, as a result of this sale, in the second quarter of fiscal 2005. Accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

The results from the operations of SYNNEX K.K., prior to the sale, were as follows:

	Three Months Ended
	May 31, 2005	February 28, 2005	November 30, 2004	August 31, 2004	May 31, 2004	February 29, 2004
Revenue	$24,815	$39,662	$37,783	$36,440	$41,853	$47,468
Cost of revenue	(23,143)	(36,773)	(35,451)	(34,401)	(39,338)	(44,748)

Gross profit	1,672	2,889	2,332	2,039	2,515	2,720
Selling, general and administrative expenses	(1,187)	(1,983)	(1,926)	(1,938)	(2,192)	(2,230)

Income from operations before non-operating items, income taxes and minority interest	485	906	406	101	323	490
Interest expense and finance charges, net	(42)	(98)	(94)	(111)	(130)	(129)
Other income (expense), net	(79)	(166)	125	16	94	(77)

Income before income taxes and minority interest	364	642	437	6	287	284
Provision for income taxes	(144)	(290)	(200)	(2)	(132)	(125)
Minority interest	(13)	(48)	(32)	(1)	(21)	(22)

Net income	$207	$304	$205	$3	$134	$137

NOTE 5 – BALANCE SHEET COMPONENTS:

Accounts receivable, net:

	February 28, 2006	November 30, 2005
Trade accounts receivable	$326,719	$364,856
Less: Allowance for doubtful accounts	(13,583)	(12,688)
Less: Allowance for sales returns	(11,491)	(9,846)

	$301,645	$342,322

Inventories:

	February 28, 2006	November 30, 2005
Components	$59,102	$47,114
Finished goods	465,603	447,503

	$524,705	$494,617

Intangible assets:

	February 28, 2006			November 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$25,441	$—	$25,441	$24,840	$—	$24,840
Vendor lists	22,062	(14,693)	7,369	22,062	(14,155)	7,907
Customer lists	12,946	(3,554)	9,392	12,715	(3,130)	9,585
Other intangible assets	1,139	(527)	612	1,086	(414)	672

	$61,588	$(18,774)	$42,814	$60,703	$(17,699)	$43,004

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Amortization expense was $1,000 and $983 for the three months ended February 28, 2006 and 2005, respectively.

NOTE 6 - ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “U.S. Arrangement”) through a consolidated wholly owned subsidiary to sell up to $275,000 of U.S. trade accounts receivables (the “U.S. Receivables”) to two financial institutions. The U.S. Arrangement expires in August 2008. In connection with the U.S. Arrangement, the Company sells its U.S. Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the U.S. Receivables to the financial institutions without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.75%. A separate fee based on the unused portion of the facility, at 0.30% per annum, is also charged by the financial institutions. The Company has also established a one-year revolving accounts receivable arrangement (the “Canadian Arrangement”) through SYNNEX Canada Limited, or SYNNEX Canada, to sell up to C$100,000 of U.S. and Canadian trade receivables (the “Canadian Receivables”) to a financial institution. The Canadian Arrangement expires in November 2006. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing bankers’ acceptance rate of return or prime rate plus 0.45% per annum. The amount of U.S. and Canadian Receivables sold to the financial institutions and not yet collected from customers at February 28, 2006 and November 30, 2005 was $289,849 and $274,751, respectively. The wholly owned subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold U.S. and Canadian Receivables at February 28, 2006 and November 30, 2005 of $278,712 and $253,488, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the U.S. and Canadian Receivables totaled approximately $517,968 and $248,100 in the three months ended February 28, 2006 and 2005, respectively. The gross payments to the financial institutions under the U.S. and Canadian Arrangements totaled approximately $502,870 and $325,800 in the three months ended February 28, 2006 and 2005, respectively, which arose from the subsequent collection of U.S. and Canadian Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the U.S. and Canadian Receivables on behalf of the financial institutions, for which it receives a service fee from the financial institutions for the U.S. Receivables, and remits collections to the financial institutions. The Company estimates that the service fee it receives for the U.S. Receivables approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institutions totaled $2,740 and $1,162 in the three months ended February 28, 2006 and 2005, respectively, and were recorded within “Interest expense and finance charges, net”.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facilities. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at February 28, 2006 and November 30, 2005.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

to various customers, less a discount, within approximately 15 to 30 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers and such inventory being repossessed by the Flooring Companies. See Note 12, “Commitments and Contingencies” for additional information. Approximately $245,497 and $285,230 of the Company’s net sales were financed under these programs in the three months ended February 28, 2006 and 2005, respectively. Approximately $44,396 and $40,914 of accounts receivable at February 28, 2006 and November 30, 2005, respectively, were subject to flooring agreements. Flooring fees were approximately $1,476 and $1,142 in the three months ended February 28, 2006 and 2005, respectively, and are included within “Interest expense and finance charges, net”.

NOTE 7 – RESTRUCTURING CHARGES:

In the first quarter of fiscal 2005, the Company announced a restructuring program in its distribution segment that impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. All terminations were completed by May 31, 2005. In the third quarter of fiscal 2005, the Company closed its facility in Markham, Ontario. This restructuring resulted in a total expense of $2,513, which consists of employee termination benefits of $711, estimated facilities exit expenses of $1,681 and other expenses in the amount of $121. The following table summarizes the activity related to the liability for restructuring charges through February 28, 2006:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2004	$—	$—	$—	$—
Restructuring charges expensed in the year ended November 30, 2005	711	1,681	121	2,513
Cash payments	(690)	(293)	(17)	(1,000)
Adjustments	—	157	—	157
Non-cash charges	—	(636)	—	(636)

Balance accrued at November 30, 2005	21	909	104	1,034
Cash payments	(21)	(169)	—	(190)

Balance accrued at February 28, 2006	$—	$740	$104	$844

The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities”.

NOTE 8 – BORROWINGS:

Borrowings consist of the following:

	February 28, 2006	November 30, 2005
SYNNEX USA secured loan	$22,302	$—
SYNNEX Canada revolving accounts receivable securitization program	5,419	26,391
SYNNEX Canada term loan	1,466	1,518
SYNNEX UK line of credit	2,655	1,792

	31,842	29,701
Less: Current portion	(30,751)	(28,548)

Non-current portion	$1,091	$1,153

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 9 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28, 2006	February 28, 2005
Income from continuing operations	$10,683	$8,303
Income from discontinued operations, net of tax	—	304

Net income	$10,683	$8,607

Weighted average common shares - basic	29,055	28,005
Effect of dilutive securities:
Stock options and restricted stock	2,149	3,445

Weighted average common shares - diluted	31,204	31,450

Earnings per share:
Basic
Income from continuing operations	$0.37	$0.30
Discontinued operations	$—	$0.01

Net income per common share - basic	$0.37	$0.31

Diluted
Income from continuing operations	$0.34	$0.26
Discontinued operations	$—	$0.01

Net income per common share - diluted	$0.34	$0.27

Net income for the three months ended February 28, 2006 includes $470 of stock-based compensation expense, net of tax. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.02 per share.

Options to purchase 1,606 shares of common stock as of February 28, 2006 have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. There were no anti-dilutive shares as of February 28, 2005.

NOTE 10 - RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $107,911 and $100,315 during the three months ended February 28, 2006 and 2005, respectively. Sales to MiTAC International Corporation and its affiliates during the three months ended February 28, 2006 and 2005 were approximately $560 and $458, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three months ended February 28, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

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

Summarized financial information related to the Company’s reportable business segments as at February 28, 2006 and 2005, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three Months Ended February 28, 2006:
Revenue	$1,390,811	$110,924	$1,501,735
Income from continuing operations before non-operating items, income taxes and minority interest	20,257	1,990	22,247
Total assets	906,987	224,226	1,131,213
Three Months Ended February 28, 2005:
Revenue	$1,180,266	$129,497	$1,309,763
Income from continuing operations before non-operating items, income taxes and minority interest	13,016	3,406	16,422
Total assets	781,727	200,887	982,614

Summarized financial information related to the geographic areas in which the Company operated at February 28, 2006 and 2005 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three Months Ended February 28, 2006:
Revenue	$1,451,813	$60,984	$(11,062)	$1,501,735
Income from continuing operations	9,991	672	20	10,683
Other long-lived assets	19,572	92,409	—	111,981
Three Months Ended February 28, 2005:
Revenue	$1,254,600	$64,361	$(9,198)	$1,309,763
Income from continuing operations	7,167	1,217	(81)	8,303
Other long-lived assets	22,624	16,954	—	39,578

Revenue in the U.S. was approximately 78% and 79% of total revenue for the three months ended February 28, 2006 and 2005, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at February 28, 2006, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2006 under these agreements nor is the Company aware of any pending customer defaults or repossession obligations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC International and Sun Microsystems, our strategy with respect to international operations, gross margin, selling, general and administrative expenses, interest expense and finance charges, net, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, strategic acquisitions or investments, use of our working capital, expansion of our operations and related costs, impact of accounting pronouncements, impact of new rules and regulations affecting public companies, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization programs, sources of revenue and the adequacy of our disclosure controls and procedures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below in Part II, Item1A “Risk Factors”, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2005 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the three months ended February 28, 2006 our largest OEM supplier, HP, accounted for approximately 25% of our total revenue.

Because we offer distribution, contract assembly, demand generation marketing, IT solution and complementary supply chain services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain.

We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in Asia, Europe and North America.

We manage our business in two segments – distribution and contract assembly. Our revenue is currently approximately 93% from distribution and 7% from contract assembly. In addition, from a geographic segment perspective, approximately 96% of our total revenue is from North America and the remaining 4% is from outside North America.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three month period ended February 28, 2006 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2005. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	February 28, 2006	February 28, 2005
Statements of Operations Data:
Revenue	100.00%	100.00%
Cost of revenue	(95.67)	(95.71)

Gross profit	4.33	4.29
Selling, general and administrative expenses	(2.85)	(3.03)

Income from continuing operations before non-operating items, income taxes and minority interest	1.48	1.26
Interest expense and finance charges, net	(0.39)	(0.29)
Other income (expense), net	0.02	0.05

Income from continuing operations before income taxes and minority interest	1.11	1.02
Provision for income taxes	(0.40)	(0.39)
Minority interest in subsidiary	—	0.00

Income from continuing operations	0.71	0.63
Income from discontinued operations, net of tax	—	0.03

Net income	0.71%	0.66%

Three Months Ended February 28, 2006 and 2005

Revenue:

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	% Change
	(in thousands)	(in thousands)
Revenue	$1,501,735	$1,309,763	14.7%
Distribution revenue	$1,390,811	$1,180,266	17.8%
Contract assembly revenue	$110,924	$129,497	(14.3)%

The increase in our distribution revenue was primarily attributable to obtaining additional market share, primarily in the United States and Canada, increased business from our larger customers, improvement in our Canadian retail distribution business and overall increased demand for products through the IT distribution channel. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

The decrease in contract assembly revenue was the result of a decrease in the average selling prices to our largest contract assembly customer, Sun Microsystems. This was partially offset by an increase in the number of units sold during the three months ended February 28, 2006 versus the three months ended February 28, 2005.

Gross Profit:

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	% Change
	(in thousands)	(in thousands)
Gross profit	$65,010	$56,134	15.8%
Percentage of revenue	4.33%	4.29%	0.9%

Our gross profit has been affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses.

The increase in gross margin percentage was a result of higher margins in our distribution segment, mainly due to ongoing improvements in our pricing initiatives as well as customer and product mix.

Our contract assembly gross margin percentage decreased due to changes in product mix and pricing with our largest contract assembly customer, Sun Microsystems.

While we currently expect that our total gross margin percentage will be relatively stable from first quarter 2006 levels, our gross margins may decrease in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses:

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$42,763	$39,712	7.7%
Percentage of revenue	2.85%	3.03%	(5.9)%

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

Selling, general and administrative expenses increased in the first quarter of fiscal 2006 from the prior year due to our continued investments in our business, the incremental costs associated with increased revenues and $0.7 million in stock-based compensation expense in the first quarter of fiscal 2006, primarily as a result of the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on December 1, 2005. These increases were partially offset by a $1.0 million decrease in deferred compensation expense and a $1.6 million restructuring charge incurred in the three months ended February 28, 2005. As a percentage of revenue, selling, general and administrative expenses decreased in the three months ended February 28, 2006 to 2.85% from 3.03% in the prior year primarily due to the decrease in deferred compensation expense and the absence of a restructuring charge in the three months ended February 28, 2006.

The restructuring charge was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ Data Systems Limited, or EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $0.8 million and other costs of $0.1 million. All restructuring activities were within our distribution segment. The unpaid portion of the restructuring charge is included in the condensed consolidated balance sheets under the caption “Accrued liabilities”.

Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $4.9 million for the three months ended February 28, 2006, compared to $4.6 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products.

While we continually strive to maintain the lowest possible cost structure in running our operations, without sacrificing customer and vendor service and satisfaction, we do expect that our selling, general and administrative expense will increase in future periods as we invest in our infrastructure to improve processes and productivity and to grow our business.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest:

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$22,247	$16,422	35.5%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$20,257	$13,016	55.6%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$1,990	$3,406	(41.6)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue for the three months ended February 28, 2006 increased to 1.48% from 1.26% in the prior year primarily due to the aforementioned decrease in deferred compensation expense and restructuring charges versus the first quarter of fiscal 2005, improvements in gross profit, partially offset by stock based compensation expense of $0.7 million.

By segment, our distribution margin increased to 1.46% of distribution revenue from 1.10% in the prior year primarily for the same reasons noted above regarding our overall increase in income from continuing operations. Our contract assembly margin decreased to 1.79% in the three months ended February 28, 2006 from 2.63% in the prior year primarily due to the aforementioned product and pricing changes from the first quarter of 2005 and as a result of overall lower revenue, which led to a decrease in the absorption of fixed costs.

While the decrease in deferred compensation expense had an effect on operating income, there was no effect on net income, as deferred compensation expense was offset by an investment gain recorded in other income and expense.

Interest Expense and Finance Charges, net:

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$5,853	$3,812	53.5%

Amounts recorded in interest expense and finance charges, net, are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability, fees associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facility, offset by income earned on our excess cash investments.

The increase in interest expense and finance charges, net was primarily a result of higher finance charges due to higher interest rates as compared to those in 2005 and higher debt levels due to our increase in business. We expect our interest expense and finance charges, net will increase in future periods if our borrowings increase due to growth in our business and if short-term interest rates continue to rise in North America.

Other Income (Expense), net:

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$273	$709	(61.5)%

Amounts recorded in other income (expense), net, include investment gains and losses related to deferred compensation, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses

The decrease in other income (expense), net was primarily due to a $1.0 million decrease in deferred compensation gains and a $0.7 million loss associated with our investment in MCJ, partially offset by a $1.4 million increase in foreign exchange gains.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 35.9% in the three months ended February 28, 2006 as compared with an effective tax rate of 37.9% in the prior year. The decrease in our effective tax rate from the first quarter of fiscal 2005 was primarily a result of higher profit in lower tax jurisdictions and continued improvements in our tax structure.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest benefit decreased to zero in the three months ended February 28, 2006 from $26,000 in the three months ended February 28, 2005 due to the losses at our Mexico subsidiary exceeding the minority investment amount.

Discontinued Operations. During the second quarter of fiscal 2005, we sold approximately 93% of SYNNEX K.K. to MCJ, in exchange for 25,809 shares of MCJ. We have reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Three Months Ended
	February 28, 2006	February 28, 2005
Revenue	$—	$39,662
Cost of revenue	—	(36,773)

Gross profit	—	2,889
Selling, general and administrative expenses	—	(1,983)

Income from operations before non-operating items, income taxes and minority interest	—	906
Interest expense and finance charges, net	—	(98)
Other income (expense), net	—	(166)

Income before income taxes and minority interest	—	642
Provision for income taxes	—	(290)
Minority interest	—	(48)

Net income	$—	$304

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

We had positive net working capital of $352.6 and $350.5 million at February 28, 2006 and November 30, 2005, respectively. We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash provided by operating activities was $5.2 million in the three months ended February 28, 2006. Cash provided by operating activities in the three months ended February 28, 2006 was primarily attributable to net income of $10.7 million, unrealized loss on short-term investments of $8.9 million and depreciation and amortization of $2.2 million offset by the use of cash for working capital of $18.9 million. The cash used for working capital in the three months ended February 28, 2006 was primarily due to increases in inventory and net deferred assets, partially offset by a decrease in accounts receivable. The fluctuations in these working capital balances were primarily related to overall higher revenue levels and a net increase in sales of accounts receivable under our securitization programs of $15.1 million.

Net cash used in investing activities was $4.4 million in the three months ended February 28, 2006. The use of cash was the result of net purchases of investments of $2.6 million and capital expenditures of $1.8 million.

Net cash used in financing activities was $3.2 million in the three months ended February 28, 2006 and was primarily related to a cash overdraft of $7.9 million, offset by proceeds from issuances of common stock of $2.8 million.

Capital Resources

Our cash and cash equivalents totaled $11.1 million and $13.6 million at February 28, 2006 and November 30, 2005, respectively.

Off-Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $275.0 million of U.S. trade accounts receivable to two financial institutions. The program expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivable to the financial institutions. Sales of the accounts receivables to the financial institutions under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivable not sold to the financial institutions are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.75% per annum. At February 28, 2006 and November 30, 2005, the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $230.0 million and $229.2 million, respectively. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We also entered into a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada Limited in November 2005, which provides for the sale of up to C$100.0 million of U.S. and Canadian trade accounts receivable to a financial institution. The program expires in November 2006. In connection with this program all of SYNNEX Canada Limited’s U.S. and Canadian trade accounts receivable will be sold to the financial institution on a fully serviced basis. Sales of the accounts receivable to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. Our effective discount rate under the program is the prevailing bankers’ acceptance rate of return or prime rate in Canada plus 0.45% per annum. At February 28, 2006 and November 30, 2005 the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $59.8 and $45.6 million, respectively. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We have also issued guarantees to certain vendors of our subsidiaries for the total amount of $84.7 million as of February 28, 2006 and $76.4 million as of November 30, 2005. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75%. There were no borrowings outstanding under the Revolver at February 28, 2006 or November 30, 2005.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $9.6 and $9.5 million at February 28, 2006 and November 30, 2005, respectively. At February 28, 2006 and November 30, 2005, we had borrowings of $2.7 and $1.8 million, respectively, outstanding under these facilities. We also have various term loans, short-term borrowers and mortgages with financial institutions totaling approximately $23.8 and $1.5 million at February 28, 2006 and November 30, 2005, respectively. The expiration dates of these facilities range from 2006 to 2013. Future principal payments due under these term loans and mortgages and payments due under our operating lease arrangements after February 28, 2006 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Contractual Obligations
Principal debt payments	$1,466	$375	$750	$341	$—
Interest on debt	103	26	53	24	—
Non-cancelable operating leases	55,222	9,947	20,250	15,717	9,308

Total	$56,791	$10,348	$21,053	$16,082	$9,308

We are in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 on December 1, 2006 to have any material impact on our consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarify when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At February 28, 2006, we had no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. We do not anticipate that the implementation of these statements will have a significant impact on our financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three-month period ended February 28, 2006 from our Annual Report on Form 10-K for the year ended November 30, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A	Risk Factors

Risks Related to Our Business

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and life of the products we assemble and distribute;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers; and

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP and IBM products represented approximately 25% and 6%, respectively, of our total revenue in the three months ended February 28, 2006 and approximately 29% and 12%, respectively, of our total revenue in the three months ended February 28, 2005. The decline in sales of IBM products was a result of IBM selling its PC division to Lenovo, with whom we have an ongoing business relationship. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2006. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

Our short-term borrowings and off-balance sheet arrangements are variable rate obligations that could expose us to interest rate risks. At February 28, 2006, we had approximately $289.8 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

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

As a result of product transitions, product life cycle, product acceptance and pricing pressure, our business with Sun Microsystems, our primary contract assembly customer, has decreased. Sun Microsystems accounted for approximately $105 million or 95% of our contract assembly revenue in the three months ended February 28, 2006 and approximately $118 million or 91% in the three months ended February 28, 2005. Our contract assembly business will remain dependent on our relationship with Sun Microsystems in the foreseeable future, subjecting us to risks with respect to the success and life cycle of Sun Microsystems products we assemble and the pricing terms we negotiate with Sun Microsystems and our suppliers. Accordingly, if we are unable to assemble new and successful products for Sun Microsystems on appropriate pricing terms, our business and operating results would be adversely affected.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of Merisel Canada Inc. and we have written off substantial investments in the past, one of which was eManage.com, Inc. Also, our acquisition of EMJ caused an initial negative effect on our operating margins as we integrated EMJ’s systems, operations and personnel. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 28, 2006, we had 430 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In the three months ended February 28, 2006 and 2005, approximately 22% and 21%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

As of February 28, 2006, we had approximately $31.8 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of February 28, 2006, approximately $289.8 million of our accounts receivable were sold to and held by two financial institutions under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

We have international operations in Canada, China, Mexico and the United Kingdom. In the three months ended February 28, 2006 and 2005, approximately 22% and 21%, respectively, of our total revenue was generated outside the United States. In the three months ended February 28, 2006 and 2005, approximately 18% and 16%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. In addition, our Mexico subsidiary has entered into a contract with a Mexico reseller customer, which involves extended payment terms and could expose us to additional collection risks. Further, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur similar additional expenses and loss.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.3% of Synnex Technology International and approximately 8.7% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.9% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.3% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 18.1% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of February 28, 2006, our executive officers, directors and principal stockholders owned approximately 57% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of February 28, 2006, our executive officers, directors and principal stockholders owned approximately 57% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 56% of our common stock.

MiTAC International and its affiliates own a controlling interest in us as of February 28, 2006. As a result, MiTAC International will be able to control the outcome of matters submitted to the stockholders including any acquisition or sale of us. In addition, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of a decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The FASB and other agencies have finalized changes to GAAP that require us, starting in our quarter ending February 28, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

Date: April 7, 2006

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