Form 10-Q
period 2006-05-31
SYNNEX CORP
filed 2006-07-10
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 5, 2006
Common Stock, $0.001 par value	29,828,488

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	May 31, 2006	November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$18,969	$13,636
Short-term investments	8,699	27,985
Accounts receivable, net	277,892	342,322
Receivable from vendors, net	83,216	82,721
Receivable from affiliates	2,188	5,177
Inventories	502,652	494,617
Deferred income taxes	15,448	15,445
Current deferred assets	12,983	—
Other current assets	10,198	10,908

Total current assets	932,245	992,811
Property and equipment, net	36,185	33,713
Goodwill and intangible assets, net	42,289	43,004
Deferred income taxes	3,520	4,781
Long-term deferred assets	151,232	—
Other assets	5,974	8,179

Total assets	$1,171,445	$1,082,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$5,421	$28,548
Accounts payable	389,489	448,339
Payable to affiliates	78,196	85,871
Accrued liabilities	63,563	68,619
Other current liabilities	6,367	6,085
Current deferred liabilities	28,384	—
Income taxes payable	10,454	4,820

Total current liabilities	581,874	642,282
Long-term borrowings	16,444	1,153
Long-term liabilities	1,928	840
Long-term deferred liabilities	101,152	—
Deferred income taxes	990	988

Total liabilities	702,388	645,263

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 29,619 and 28,948 shares issued and outstanding	30	29
Additional paid-in capital	166,012	159,551
Accumulated other comprehensive income	16,071	12,701
Retained earnings	286,944	264,944

Total stockholders’ equity	469,057	437,225

Total liabilities and stockholders’ equity	$1,171,445	$1,082,488

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Revenue	$1,511,701	$1,346,328	$3,013,436	$2,656,091
Cost of revenue	(1,443,353)	(1,289,772)	(2,880,078)	(2,543,401)

Gross profit	68,348	56,556	133,358	112,690
Selling, general and administrative expenses	(45,952)	(38,159)	(88,715)	(77,871)

Income from continuing operations before non-operating items, income taxes and minority interest	22,396	18,397	44,643	34,819
Interest expense and finance charges, net	(4,340)	(3,521)	(10,192)	(7,333)
Other income (expense), net	(482)	949	(209)	1,658

Income from continuing operations before income taxes and minority interest	17,574	15,825	34,242	29,144
Provision for income taxes	(6,257)	(6,006)	(12,242)	(11,048)
Minority interest in subsidiary	—	32	—	58

Income from continuing operations	11,317	9,851	22,000	18,154
Income from discontinued operations, net of tax	—	207	—	511
Gain on sale of discontinued operations, net of tax	—	12,323	—	12,323

Net income	$11,317	$22,381	$22,000	$30,988

Earnings per share:
Basic
Income from continuing operations	$0.38	$0.35	$0.75	$0.64
Discontinued operations	$—	$0.43	$—	$0.46

Net income per common share - basic	$0.38	$0.78	$0.75	$1.10

Diluted
Income from continuing operations	$0.36	$0.32	$0.70	$0.58
Discontinued operations	$—	$0.40	$—	$0.41

Net income per common share - diluted	$0.36	$0.72	$0.70	$0.99

Weighted average common shares outstanding - basic	29,499	28,539	29,280	28,275

Weighted average common shares outstanding - diluted	31,600	30,900	31,477	31,201

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2006	May 31, 2005
Cash flows from operating activities:
Net income	22,000	30,988

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,550	2,424
Amortization of intangible assets	2,006	1,964
Stock-based compensation	1,660	—
Provision for doubtful accounts	4,559	2,294
Tax benefits from employee stock plan	—	2,227
Unrealized (gain) loss on trading securities	(169)	266
Realized gain on investment	(88)	(1,751)
Stock received from sale of business	—	(20,478)
Unrealized (gain) loss on short term investments	2,736	(917)
Loss on disposal of fixed assets	36	652
Minority interest in subsidiary	—	(58)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	63,363	11,036
Receivable from vendors	(458)	6,414
Receivable from affiliates	2,990	(5,198)
Inventories	(2,519)	13,379
Other current assets	(494)	(1,045)
Deferred assets	(167,884)	—
Payable to affiliates	(7,669)	4,543
Accounts payable	(32,152)	(70,136)
Accrued liabilities	(919)	13,422
Deferred liabilities	134,148	—

Net cash provided by (used in ) operating activities	23,696	(9,974)

Cash flows from investing activities:
Purchases of short-term investments	(7,329)	(373)
Proceeds from sale of short-term investments	24,166	2,561
Acquisition of businesses	(2,857)	(4,769)
Minority investment	—	(3,000)
Purchase of property and equipment	(4,661)	(3,553)
Decrease in restricted cash	—	2,021

Net cash provided by (used in) investing activities	9,319	(7,113)

Cash flows from financing activities:
Cash overdraft	(24,176)	(4,559)
Proceeds from term loan	212,769	521,621
Payment of term loan	(192,286)	(529,577)
Proceeds from revolving line of credit	—	1,613
Payments on revolving line of credit	(939)	—
Net (payments) proceeds under other lines of credit	(26,765)	4,647
Payments of bonds and other long-term liabilities	—	(5,917)
Dividend payment to minority shareholders	—	(1,133)
Net proceeds from issuance of common stock	4,820	6,458

Net cash used in financing activities	(26,577)	(6,847)

Effect of exchange rate changes on cash and cash equivalents	(1,105)	159

Net increase (decrease) in cash and cash equivalents	5,333	(23,775)
Cash and cash equivalents at beginning of period	13,636	28,726

Cash and cash equivalents at end of period	$18,969	$4,951

Supplemental disclosures of cash flow information:
Interest paid	$769	$2,242

Income taxes paid	$5,042	$6,169

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net income	$11,317	$22,381	$22,000	$30,988
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities	1,265	15	1,358	7
Foreign currency translation adjustment	(40)	(1,762)	2,012	(3,758)

Total comprehensive income	$12,542	$20,634	$25,370	$27,237

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2006 and 2005

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

The accompanying interim unaudited condensed consolidated financial statements as of May 31, 2006 and 2005 and for the three and six months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2005 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2005, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the six months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006, or any future period and the Company makes no representations related thereto.

The Company is an affiliate of MiTAC International Corporation, a publicly traded corporation in Taiwan. At May 31, 2006, MiTAC International Corporation and its affiliates had a combined ownership of approximately 55% of the Company’s outstanding common stock.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

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

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in “Accumulated other comprehensive income”, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

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

Long-term investments include instruments that the Company has the ability and intent to hold for more than twelve months. The Company classifies its long-term investments as available-for-sale.

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

For the three and six months ended May 31, 2006 and 2005

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

Vendor lists	4 - 10 years
Customer lists	5 -8 years
Other intangible assets	3 -5 years

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

Long-term deferred assets and long-term deferred liabilities

The Company’s Mexico operation has entered into a multi-year contract to sell equipment to an independent third party contractor that provides equipment and services to the Mexican government. The payments by the Mexican government are generally due on a monthly basis and are contingent upon the contractor continuing to provide services to the Mexican government. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract. All long-term accounts receivable and deferred cost of revenue associated with this contract are included in the consolidated balance sheet under the caption “Long-term deferred assets”. According to contract terms, the Company will also hold back a certain amount of accounts payable for a certain period of time. All long-term accounts payable from contractual obligations associated with this contract and long-term deferred revenues are included in the consolidated balance sheet under the caption “Long-term deferred liabilities”.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2006, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the accounts receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through May 31, 2006, such losses have been within management’s expectations.

In the three months ended May 31, 2006, sales to one customer accounted for 10% of the Company’s total revenue. In the three months ended May 31, 2005 and six months ended May 31, 2006 and 2005, no single customer exceeded 10% of the Company’s total revenue. At November 30, 2005, one customer accounted for approximately 18% of the total consolidated accounts receivable balance. At May 31, 2006 no customer exceeded 10% of the total consolidated accounts receivable balance.

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

The Company purchases licensed software products from original equipment manufacturer (“OEM”) vendors and distributes them to customers. Revenue is recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection of resulting receivables is reasonably assured. Subsequent to the sale of software products, the Company generally has no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

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

OEM supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. The Company monitors the balances of receivables from vendors on a quarterly basis and adjusts the balance due for differences between expected and actual sales volume. Receivables from vendors are generally collected through reductions authorized by the vendor, to accounts payable. For price protection programs and product rebates, the Company records a reduction of cost of revenue. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

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

Advertising

Costs related to product advertising and promotion expenditures are charged to selling, general and administrative expense as incurred. To date, costs related to advertising and promotion expenditures have not been material.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution from stock options and restricted stock. The calculations of net income per common share are presented in Note 9.

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” requires that employee stock options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in-capital when the award becomes deductible are assumed to be used to repurchase shares.

Recently issued accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 on December 1, 2006 to have any material impact on its consolidated financial statements.

In November 2005, the FASB issued FSP FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarify when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At May 31, 2006, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

NOTE 3 – SHARE-BASED COMPENSATION:

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (‘SFAS No. 123”), which was superseded by SFAS No. 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R).

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. No employee stock-based compensation was reflected in net income for the periods ended May 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

The pro forma information for the three and six months ended May 31, 2005 was as follows:

	Three Months Ended May 31, 2005	Six Months Ended May 31, 2005
Net income - as reported	$22,381	$30,988
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(60)	(306)
Less: Stock-based employee compensation expense determined under fair value based method related to stock options	(791)	(1,770)

Net income - pro forma	$21,530	$28,912

Net earnings per share - basic:
As reported	$0.78	$1.10
Pro forma	$0.75	$1.02
Net earnings per share - diluted:
As reported	$0.72	$0.99
Pro forma	$0.71	$0.94
Shares used in computing net income per share - basic:
As reported	28,539	28,275
Pro forma	28,539	28,275
Shares used in computing net income per share - diluted:
As reported	30,900	31,201
Pro forma	30,306	30,693

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R). Accordingly, during the six months ended May 31, 2006, the Company recorded share-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated. The effect of recording share-based compensation for the three and six months ended May 31, 2006 were as follows:

	Three Months Ended May 31, 2006	Six Months Ended May 31, 2006
Share-based compensation expense by type of award:
Employee stock options	$544	$1,087
Restricted stock	367	543
Employee stock purchase plan	14	30

Total share-based compensation	925	1,660
Tax effect on share-based compensation	(329)	(594)

Net effect on net income	$596	$1,066

Tax effect on:
Cash flows from operations	$—	$(8)
Cash flows from financing activities	$—	$8
Effect on earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.03

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Share-based compensation expense of $367 and $543 related to restricted stock would have been recorded under the provisions of APB No. 25 for the three and six months ended May 31, 2006, respectively.

As of December 1, 2005, the Company had an unrecorded deferred share-based compensation balance related to stock options of $9,307 before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of December 1, 2005, the Company estimated that the share-based compensation for the awards not expected to vest was $310, and therefore, the unrecorded deferred share-based compensation balance related to stock options was adjusted to $8,997 after estimated forfeitures.

During the three and six months ended May 31, 2006, the Company granted approximately 20 and 38 stock options, respectively, with an estimated total grant-date fair value of $162 and $298, respectively. Of this amount, the Company estimated that the share-based compensation for the awards not expected to vest was $5 and $10, respectively, for the three and six months ended May 31, 2006. During the three and six months ended May 31, 2006, the Company recorded share-based compensation related to stock options of $544 and $1,087, respectively.

As of May 31, 2006, the unrecorded deferred share-based compensation balance related to stock options was $7,875 and will be recognized over an estimated weighted average amortization period of 3.7 years.

No share-based compensation was capitalized as inventory at May 31, 2006. The Company did not capitalize any share-based compensation to inventory at December 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions.

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted average assumptions:

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Stock option plan:
Expected life (years)	6.3	5.0	6.3	5.0
Risk-free interest rate	4.7%	4.3%	4.6%	4.3%
Expected volatility	35%	40%	36%	40%
Dividend yield	0%	0%	0%	0%
Stock purchase plan:
Expected life (years)	0.3	1.4	0.3	1.4
Risk-free interest rate	4.2%	1.6%	3.9%	1.6%
Expected volatility	33%	51%	33%	51%
Dividend yield	0%	0%	0%	0%

Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balances, November 30, 2003	5,430	8,682	$7.57
Options granted	(1,142)	1,142	16.50
Options exercised	—	(1,669)	5.45
Options cancelled	140	(140)	12.76

Balances, November 30, 2004	4,428	8,015	$9.12
Restricted stock granted	(97)	—	—
Restricted stock cancelled	1	—	—
Options granted	(555)	555	17.39
Options exercised	—	(1,067)	6.54
Options cancelled	116	(116)	14.36

Balances, November 30, 2005	3,893	7,387	$10.03
Restricted stock granted	(252)	—	—
Restricted stock cancelled	1	—	—
Options granted	(18)	18	16.51
Options exercised	—	(338)	7.75
Options cancelled	67	(67)	16.48

Balances, February 28, 2006	3,691	7,000	$10.10
Restricted stock cancelled	2	—	—
Options granted	(20)	20	18.48
Options exercised	—	(301)	5.73
Options cancelled	24	(24)	8.50

Balances, May 31, 2006	3,697	6,695	$10.29

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

The options outstanding and exercisable at May 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.00 - $4.50	1,660	2.84	$4.39	$22,485	1,660	2.84	$4.39	$22,485
$7.00 - $10.00	2,479	4.66	$9.38	$21,227	2,295	4.57	$9.33	$19,768
$12.00 - $15.54	968	6.90	$12.13	$5,624	537	6.62	$12.09	$3,140
$16.10 - $19.58	1,588	8.62	$16.76	$1,964	349	8.23	$16.50	$522

$3.00 - $19.58	6,695	5.47	$10.29	$51,300	4,841	4.47	$8.46	$45,915

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.94 as of May 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of May 31, 2006 was 4,803.

The weighted average grant-date fair value of options, as determined under SFAS No. 123(R), granted during the three and six months ended May 31, 2006 was $8.08 and $7.80 per share, respectively. The total fair value of shares vested during the three and six months ended May 31, 2006 was $595 and $1,296, respectively. The total intrinsic value of options exercised during the three and six months ended May 31, 2006 was $3,869 and $7,484, respectively. The total cash received from employees as a result of employee stock option exercises during the three and six months ended May 31, 2006 was $1,728 and $4,350, respectively. In connection with these exercises, the tax benefits realized by the Company for the three and six months ended May 31, 2006 were $1,482 and $2,815, respectively.

The Company settles employee stock option exercises with newly issued common shares.

A summary of the status of the Company’s nonvested restricted stock as of May 31, 2006 and changes during the six months ended May 31, 2006, is presented below:

	Restricted Stock
	Number of Shares	Weighted average grant-date fair value
Nonvested at November 30, 2005	97	$17.17
Awards granted	252	19.03
Awards cancelled/expired/forfeited	(1)	17.17

Nonvested at February 28, 2006	348	$18.52
Awards cancelled/expired/forfeited	(2)	17.11

Nonvested at May 31, 2006	346	$18.52

Restricted Stock

During the six months ended May 31, 2006, the Company’s Compensation Committee approved the grant of 250 shares of restricted stock units to Robert Huang, the Company’s President and Chief Executive Officer. These restricted stock units will vest with respect to 25% of the shares on the date that is 13 months after the date of grant, and an additional 25% of the shares on the second, third and fourth anniversaries of the date of grant. The Company recorded the $4,763 value of these restricted stock units and will amortize that amount over the service period. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. Amortization cost for all restricted stock awards for the three and six months ended May 31, 2006 was $367 and $543, respectively.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

As of May 31, 2006, there was $5,834 of total deferred share-based compensation related to nonvested restricted stock granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 3.9 years.

NOTE 4 – DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2005 the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K., to MCJ Company Limited (“MCJ”), in exchange for approximately 26 shares of MCJ. The Company recorded a gain of $12,708, net of tax, as a result of this sale. Accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows:

	Three Months Ended
	May 31, 2005	February 28, 2005	November 30, 2004	August 31, 2004	May 31, 2004	February 29, 2004
Revenue	$24,815	$39,662	$37,783	$36,440	$41,853	$47,468
Cost of revenue	(23,143)	(36,773)	(35,451)	(34,401)	(39,338)	(44,748)

Gross profit	1,672	2,889	2,332	2,039	2,515	2,720
Selling, general and administrative expenses	(1,187)	(1,983)	(1,926)	(1,938)	(2,192)	(2,230)

Income from operations before non-operating items, income taxes and minority interest	485	906	406	101	323	490
Interest expense and finance charges, net	(42)	(98)	(94)	(111)	(130)	(129)
Other income (expense), net	(79)	(166)	125	16	94	(77)

Income before income taxes and minority interest	364	642	437	6	287	284
Provision for income taxes	(144)	(290)	(200)	(2)	(132)	(125)
Minority interest	(13)	(48)	(32)	(1)	(21)	(22)

Net income	$207	$304	$205	$3	$134	$137

NOTE 5 – BALANCE SHEET COMPONENTS:

Accounts receivable, net:

	May 31, 2006	November 30, 2005
Trade accounts receivable	$306,603	$364,856
Less: Allowance for doubtful accounts	(17,716)	(12,688)
Less: Allowance for sales returns	(10,995)	(9,846)

	$277,892	$342,322

Inventories:

	May 31, 2006	November 30, 2005
Components	$53,780	$47,114
Finished goods	448,872	447,503

	$502,652	$494,617

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Intangible assets:

	May 31, 2006			November 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$25,256	$—	$25,256	$24,840	$—	$24,840
Vendor lists	22,062	(15,231)	6,831	22,062	(14,155)	7,907
Customer lists	13,652	(3,936)	9,716	12,715	(3,130)	9,585
Other intangible assets	1,164	(678)	486	1,086	(414)	672

	$62,134	$(19,845)	$42,289	$60,703	$(17,699)	$43,004

Amortization expense was $1,006, $981, $2,004 and $1,964 for the three and six months ended May 31, 2006 and 2005, respectively.

Deferred assets:

	May 31, 2006	November 30, 2005
Deferred assets	$164,215	$—
Less: Current portion	(12,983)	—

Non-current portion	$151,232	$—

Deferred assets are related to a long-term contract from the Company’s Mexico operation.

Deferred liabilities:

	May 31, 2006	November 30, 2005
Deferred liabilities	$129,536	$—
Less: Current portion	(28,384)	—

Non-current portion	$101,152	$—

Deferred liabilities are related to a long-term contract from the Company’s Mexico operation.

NOTE 6 - ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “U.S. Arrangement”) through a consolidated wholly owned subsidiary to sell up to $275,000 of U.S. trade accounts receivables (the “U.S. Receivables”) to two financial institutions. The U.S. Arrangement expires in August 2008. In connection with the U.S. Arrangement, the Company sells its U.S. Receivables to its wholly-owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the U.S. Receivables to the financial institutions without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.75%. A separate fee based on the unused portion of the facility, at 0.30% per annum, is also charged by the financial institutions. The Company has also established a one-year revolving accounts receivable arrangement (the “Canadian Arrangement”) through SYNNEX Canada Limited, or

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

SYNNEX Canada, to sell up to C$100,000 of U.S. and Canadian trade receivables (the “Canadian Receivables”) to a financial institution. The Canadian Arrangement expires in November 2006. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing bankers’ acceptance rate or prime rate plus 0.45% per annum. The amount of U.S. and Canadian Receivables sold to the financial institutions and not yet collected from customers at May 31, 2006 and November 30, 2005 was $289,657 and $274,751, respectively. The remaining balance of unsold U.S. and Canadian Receivables at May 31, 2006 and November 30, 2005 of $242,008 and $253,488, respectively, are included within “Accounts receivable, net”.

The gross proceeds resulting from the sale of the U.S. and Canadian Receivables totaled approximately $468,591, $258,300, $986,559 and $506,400 in the three and six months ended May 31, 2006 and 2005, respectively. The gross payments to the financial institutions under the U.S. and Canadian Arrangements totaled approximately $468,783, $236,700, $971,653 and $562,500 in the three and six months ended May 31, 2006 and 2005, respectively, which arose from the subsequent collection of U.S. and Canadian Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statements of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the U.S. and Canadian Receivables on behalf of the financial institutions, for which it receives a service fee from the financial institutions for the U.S. Receivables, and remits collections to the financial institutions. The Company estimates that the service fee it receives for the U.S. Receivables approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institutions totaled $3,396, $1,092, $6,136 and $2,254 in the three and six months ended May 31, 2006 and 2005, respectively, and were recorded within “Interest expense and finance charges, net”.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facilities. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at May 31, 2006 and November 30, 2005.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers and such inventory being repossessed by the Flooring Companies. See Note 13, “Commitments and Contingencies” for additional information. Approximately $240,627, $298,903, $486,124 and $584,134 of the Company’s net sales were financed under these programs in the three and six months ended May 31, 2006 and 2005, respectively. Approximately $32,080 and $40,914 of accounts receivable at May 31, 2006 and November 30, 2005, respectively, were subject to flooring agreements. Flooring fees were approximately $1,411, $1,409, $2,887 and $2,551 in the three and six months ended May 31, 2006 and 2005, respectively, and are included within “Interest expense and finance charges, net”.

NOTE 7 – RESTRUCTURING CHARGES:

In the first quarter of fiscal 2005, the Company announced a restructuring program in its distribution segment that impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. All terminations were completed by May 31, 2005. In the third quarter of fiscal 2005, the Company closed its facility in Markham, Ontario. This restructuring resulted in a total expense of $2,513, which consists of employee termination benefits

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

of $711, estimated facilities exit expenses of $1,681 and other expenses in the amount of $121. The following table summarizes the activity related to the liability for restructuring charges through May 31, 2006:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2004	$—	$—	$—	$—
Restructuring charges expensed in the year ended November 30, 2005	711	1,681	121	2,513
Cash payments	(690)	(293)	(17)	(1,000)
Adjustments	—	157	—	157
Non-cash charges	—	(636)	—	(636)

Balance accrued at November 30, 2005	21	909	104	1,034
Cash payments	(21)	(152)	—	(173)
Non-cash charges	—	(17)	—	(17)

Balance accrued at February 28, 2006	—	740	104	844
Cash payments	—	(142)	(11)	(153)
Non-cash charges	—	(14)	(93)	(107)

Balance accrued at May 31, 2006	$—	$584	$—	$584

The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities”.

NOTE 8 – BORROWINGS:

Borrowings consist of the following:

	May 31, 2006	November 30, 2005
SYNNEX Mexico term loan	$19,596	$—
SYNNEX Canada revolving accounts receivable securitization program	—	26,391
SYNNEX Canada term loan	1,416	1,518
SYNNEX UK line of credit	853	1,792

	21,865	29,701
Less: Current portion	(5,421)	(28,548)

Non-current portion	$16,444	$1,153

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 9 - NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Income from continuing operations	$11,317	$9,851	$22,000	$18,154

Income from discontinued operations, net of tax	—	207	—	511

Gain on sale of discontinued operations, net of tax	—	12,323	—	12,323

Net income	$11,317	$22,381	$22,000	$30,988

Weighted average common shares – basic	29,499	28,539	29,280	28,275
Effect of dilutive securities:
Stock options and restricted stock	2,101	2,361	2,197	2,926

Weighted average common shares – diluted	31,600	30,900	31,477	31,201

Earnings per share:
Basic
Income from continuing operations	$0.38	$0.35	$0.75	$0.64
Discontinued operations	$—	$0.43	$—	$0.46

Net income per common share – basic	$0.38	$0.78	$0.75	$1.10

Diluted
Income from continuing operations	$0.36	$0.32	$0.70	$0.58
Discontinued operations	$—	$0.40	$—	$0.41

Net income per common share – diluted	$0.36	$0.72	$0.70	$0.99

Net income for the three and six months ended May 31, 2006 includes $596 and $1,066, respectively, of share-based compensation expense, net of tax. The effect of recording share-based compensation expense on basic and diluted earnings per share was $0.02 per share in the three months ended May 31, 2006 and $0.04 and $0.03 per share for basic and diluted earnings per share, respectively, in the six months ended May 31, 2006.

Options to purchase 1,603, 304 and 1,603 shares of common stock for the three months ended May 31, 2006 and 2005 and the six months ended May 31, 2006, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. There were no anti-dilutive shares during the six months ended May 31, 2005.

NOTE 10 - RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $107,098, $102,725, $215,009 and $203,040 during the three and six months ended May 31, 2006 and 2005, respectively. Sales to MiTAC International Corporation and its affiliates during the three and six months ended May 31, 2006 and 2005 were approximately $360, $435, $920 and $893 respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including customer revenue, on a case-by-case basis with MiTAC International Corporation.

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

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

The Contract Assembly segment provides electronics assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

Summarized financial information related to the Company’s reportable business segments as of May 31, 2006 and 2005, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three Months Ended May 31, 2006:
Revenue	$1,358,406	$153,295	$1,511,701
Income from continuing operations before non-operating items, income taxes and minority interest	19,593	2,803	22,396
Total assets	917,502	253,943	1,171,445
Three Months Ended May 31, 2005:
Revenue	$1,210,996	$135,332	$1,346,328
Income from continuing operations before non-operating items, income taxes and minority interest	14,429	3,968	18,397
Total assets	699,900	216,453	916,353

Six Months Ended May 31, 2006:
Revenue	$2,749,217	$264,219	$3,013,436
Income from continuing operations before non-operating items, income taxes and minority interest	39,850	4,793	44,643
Total assets	917,502	253,943	1,171,445
Six Months Ended May 31, 2005:
Revenue	$2,391,262	$264,829	$2,656,091
Income from continuing operations before non-operating items, income taxes and minority interest	27,445	7,374	34,819
Total assets	699,900	216,453	916,353

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the three and six months ended May 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Summarized financial information related to the geographic areas in which the Company operated as of May 31, 2006 and 2005 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three Months Ended May 31, 2006:
Revenue	$1,456,152	$66,643	$(11,094)	$1,511,701
Income from continuing operations	10,190	1,192	(65)	11,317
Other long-lived assets	26,264	15,895	—	42,159
Three Months Ended May 31, 2005:
Revenue	$1,297,365	$59,349	$(10,386)	$1,346,328
Income from continuing operations	8,725	925	201	9,851
Other long-lived assets	22,631	15,445	—	38,076

Six Months Ended May 31, 2006:
Revenue	$2,907,965	$127,627	$(22,156)	$3,013,436
Income from continuing operations	20,181	1,864	(45)	22,000
Other long-lived assets	26,264	15,895	—	42,159
Six Months Ended May 31, 2005:
Revenue	$2,551,965	$123,710	$(19,584)	$2,656,091
Income from continuing operations	15,918	2,116	120	18,154
Other long-lived assets	22,631	15,445	—	38,076

Revenue in the U.S. was approximately 78%, 80%, 78% and 80% of total revenue for the three and six months ended May 31, 2006 and 2005, respectively.

NOTE 12 - ACQUISITION:

On April 28, 2006, the Company acquired the assets of the Telpar distribution segment of Peak Technologies, Inc. (“Telpar”) for approximately $3,309. Telpar sold automatic identification and data capture and point of sales products and services. Revenue from the Telpar business unit was less than $20,000 for the twelve months ended March 31, 2006. The Company does not expect to retain the entire revenue run rate of Telpar after the close of the acquisition.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at May 31, 2006, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2006 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

NOTE 14 - SUBSEQUENT EVENT:

On June 9, 2006 the Company acquired substantially all of the assets of Azerty United Canada’s ink and toner business from United Stationers Supply Company (“Azerty”) for approximately $14,174. In the twelve months ended March 31, 2006, revenue from Azerty’s ink and toner business was approximately $100,000. The Company does not expect to retain the entire revenue run rate of Azerty after the close of the acquisition.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our recent acquisitions, our relationship with MiTAC International and Sun Microsystems, our strategy with respect to international operations, gross margin, selling, general and administrative expenses, interest expense and finance charges, net, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, strategic acquisitions or investments, use of our working capital, expansion of our operations and related costs, impact of accounting pronouncements, impact of new rules and regulations affecting public companies, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization programs, sources of revenue and the adequacy of our disclosure controls and procedures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below in Part II, Item 1A “Risk Factors”, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2005 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In each of the three and six months ended May 31, 2006 our largest OEM supplier, HP, accounted for approximately 26% of our total revenue.

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

During 2006 we made the following acquisitions:

On June 9, 2006 we acquired substantially all of the assets of Azerty United Canada’s ink and toner business from United Stationers Supply Company (“Azerty”) for approximately $14.2 million. In the twelve months ended March 31, 2006, revenue from Azerty’s ink and toner business was approximately $100 million. We do not expect to retain the entire revenue run rate of Azerty after the close of the acquisition.

On April 28, 2006, we acquired the assets of the Telpar distribution segment of Peak Technologies, Inc. (“Telpar”) for approximately $3.3 million. Telpar sold automatic identification and data capture and point of sales products and services. Revenue from the Telpar business unit was less than $20.0 million for the twelve months ended March 31, 2006. We do not expect to retain the entire revenue run rate of Telpar after the close of the acquisition.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and six-month periods ended May 31, 2006 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2005. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(95.48)	(95.80)	(95.58)	(95.76)

Gross profit	4.52	4.20	4.42	4.24
Selling, general and administrative expenses	(3.04)	(2.83)	(2.94)	(2.93)

Income from continuing operations before non-operating items, income taxes and minority interest	1.48	1.37	1.48	1.31
Interest expense and finance charges, net	(0.29)	(0.26)	(0.34)	(0.27)
Other income (expense), net	(0.03)	0.07	(0.01)	0.06

Income from continuing operations before income taxes and minority interest	1.16	1.18	1.13	1.10
Provision for income taxes	(0.41)	(0.45)	(0.40)	(0.42)
Minority interest in subsidiary	—	0.00	—	0.00

Income from continuing operations	0.75	0.73	0.73	0.68
Income from discontinued operations, net of tax	—	0.02	—	0.02
Gain on sale of discontinued operations, net of tax	—	0.91	—	0.47

Net income	0.75%	1.66%	0.73%	1.17%

Three Months Ended May 31, 2006 and 2005

Revenue:

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Revenue	$1,511,701	$1,346,328	12.3%
Distribution revenue	$1,358,406	$1,210,996	12.2%
Contract assembly revenue	$153,295	$135,332	13.3%

The increase in our distribution revenue was primarily attributable to continued growth in our business in the United States and Canada, including increased business from our larger customers, improvement in our Canadian retail distribution business and overall increased demand for products through the IT distribution channel. The increase in contract assembly revenue was the result of increased demand from our primary contract assembly customer, Sun Microsystems.

The increase in our revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

Gross Profit:

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Gross profit	$68,348	$56,556	20.9%
Percentage of revenue	4.52%	4.20%	7.6%

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

While we currently expect that our total gross margin percentage will be relatively stable from second quarter 2006 levels, our gross margins may decrease in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses:

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$45,952	$38,159	20.4%
Percentage of revenue	3.04%	2.83%	7.4%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include share-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets, offset by reimbursements from OEM suppliers.

Selling, general and administrative expenses increased in the second quarter of fiscal 2006 from the prior year due to our continued investments in our business, the incremental costs associated with increased revenues, a $1.7 million increase in bad debt expense, primarily a result of increased collection risk from one customer and an eleven percent increase in headcount from May 31, 2005 to May 31, 2006. In addition, we recorded $0.9 million in share-based compensation expense, primarily as a result of the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, or SFAS No. 123(R), on December 1, 2005. This was partially offset by a $0.3 million decrease in deferred compensation expense. As a percentage of revenue, selling, general and administrative expenses increased in the three months ended May 31, 2006 to 3.04% from 2.83% in the prior year primarily due to the increase in bad debt expense and share-based compensation expense.

Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $6.1 million for the three months ended May 31, 2006, compared to $4.8 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products.

While we continually strive to maintain the lowest possible cost structure in running our operations, without sacrificing customer and vendor service and satisfaction, we do expect that our selling, general and administrative expense will increase in future periods as we invest in our infrastructure to improve processes and productivity and to grow our business.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest:

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$22,396	$18,397	21.7%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$19,593	$14,429	35.8%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$2,803	$3,968	(29.4)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue for the three months ended May 31, 2006 increased to 1.48% from 1.37% in the prior year primarily due to the aforementioned improvements in gross profit, a $0.5 million improvement in operating income at our Mexico operation and the decrease in deferred compensation expense, partially offset by the $1.7 million increase in bad debt expense, share-based compensation expense of $0.9 million and the eleven percent increase in headcount.

By segment, our distribution margin increased to 1.44% of distribution revenue from 1.19% in the prior year primarily for the same reasons noted above regarding our overall increase in income from continuing operations. Our contract assembly margin decreased to 1.83% in the three months ended May 31, 2006 from 2.93% in the prior year primarily due to product and pricing changes from the second quarter of 2005.

While the decrease in deferred compensation expense had an effect on operating income, there was no effect on net income, as deferred compensation expense was offset by an investment gain recorded in other income and expense, net.

Interest Expense and Finance Charges, net:

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$4,340	$3,521	23.3%

Amounts recorded in interest expense and finance charges, net, are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability, fees associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facilities, offset by income earned on our excess cash investments.

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

Other Income (Expense), net:

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$(482)	$949	(150.8)%

Amounts recorded in other income (expense), net, include investment gains and losses related to deferred compensation, foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The decrease in other income (expense), net was primarily due to a $0.9 million mark-to-market gain from the increase in value of shares of MCJ Company Limited, or MCJ, stock we acquired as a result of the sale of our Japanese subsidiary which was recorded in the three months ended May 31, 2005 and a $0.3 million decrease in deferred compensation income.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 35.6% in the three months ended May 31, 2006 as compared with an effective tax rate of 38.0% in the prior year. The decrease in our effective tax rate from the second quarter of fiscal 2005 was primarily a result of higher profit in lower tax jurisdictions and continued improvements in our tax structure.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest benefit decreased to zero in the three months ended May 31, 2006 from $32,000 in the three months ended May 31, 2005 due to the losses at our Mexico subsidiary exceeding the minority investment amount.

Discontinued Operations. During the second quarter of fiscal 2005, we sold approximately 93% of our Japanese subsidiary, SYNNEX K.K., to MCJ, in exchange for 25,809 shares of MCJ. We have reported the results of operations of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Three Months Ended
	May 31, 2006	May 31, 2005
Revenue	$—	$24,815
Cost of revenue	—	(23,143)

Gross profit	—	1,672

Selling, general and administrative expenses	—	(1,187)

Income from operations before non-operating items, income taxes and minority interest	—	485

Interest expense and finance charges, net	—	(42)
Other income (expense), net	—	(79)

Income before income taxes and minority interest	—	364

Provision for income taxes	—	(144)
Minority interest	—	(13)

Net income	$—	$207

Six Months Ended May 31, 2006 and 2005

Revenue:

	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Revenue	$3,013,436	$2,656,091	13.5%
Distribution revenue	$2,749,217	$2,391,262	15.0%
Contract assembly revenue	$264,219	$264,829	(0.2%)

The increase in our distribution revenue was primarily attributable to continued growth in our business, primarily in the United States and Canada, increased business from our larger customers, improvement in our Canadian retail distribution business and overall increased demand for products through the IT distribution channel. The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

The slight decrease in contract assembly revenue was the result of a decrease in the average selling prices to our largest contract assembly customer, Sun Microsystems, partially offset by an increase in the number of units sold during the six months ended May 31, 2006 compared to the six months ended May 31, 2005.

Gross Profit:

	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Gross profit	$133,358	$112,690	18.3%
Percentage of revenue	4.42%	4.24%	4.2%

The increase in gross margin percentage was a result of higher margins in our distribution segment, mainly due to ongoing improvements in our pricing initiatives as well as customer and product mix.

Our contract assembly gross margin percentage decreased due to changes in product mix and pricing with our largest contract assembly customer, Sun Microsystems.

Selling, General and Administrative Expenses:

	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$88,715	$77,871	13.9%
Percentage of revenue	2.94%	2.93%	0.3%

Selling, general and administrative expenses increased in the first six months of fiscal 2006 from the prior year due to our continued investments in our business, the incremental costs associated with increased revenues, $1.7 million in share-based compensation expense in the first six months of fiscal 2006, primarily as a result of the adoption of SFAS No. 123(R) on December 1, 2005, an eleven percent increase in headcount from May 31, 2005 to May 31, 2006 and a $2.3 million increase in bad debt expense, primarily due to increased collection risk from one customer. These increases were partially offset by a $1.2 million decrease in deferred compensation expense and a $1.6 million restructuring charge incurred in the six months ended May 31, 2005. As a percentage of revenue, selling, general and administrative expenses slightly increased in the six months ended May 31, 2006 to 2.94% from 2.93% in the prior year. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $10.9 million for the six months ended May 31, 2006, compared to $9.4 million in the prior year.

The restructuring charge was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ Data Systems Limited or EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $0.8 million and other costs of $0.1 million. All restructuring activities were within our distribution segment. The unpaid portion of the restructuring charge is included in the condensed consolidated balance sheets under the caption “Accrued liabilities”.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest:

	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$44,643	$34,819	28.2%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$39,850	$27,445	45.2%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$4,793	$7,374	(35.0)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue for the six months ended May 31, 2006 increased to 1.48% from 1.31% in the prior year primarily due to the aforementioned improvements in gross profit and the $1.2 million decrease in deferred compensation expense, partially offset by share-based compensation expense of $1.7 million, the eleven percent increase in personnel over the prior year and the $2.3 million increase in bad debt expense.

By segment, our distribution margin increased to 1.45% of distribution revenue from 1.15% in the prior year primarily for the same reasons noted above regarding our overall increase in income from continuing operations. Our contract assembly margin decreased to 1.81% in the six months ended May 31, 2006 from 2.78% in the prior year primarily due to the aforementioned product and pricing changes.

Interest Expense and Finance Charges, net:

	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$10,192	$7,333	39.0%

The increase in interest expense and finance charges, net was primarily a result of higher finance charges due to higher interest rates as compared to those in 2005 and higher debt levels due to our increase in business.

Other Income (Expense), net:

	Six Months Ended May 31, 2006	Six Months Ended May 31, 2005	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$(209)	$1,658	(112.6)%

The decrease in other income (expense), net was primarily due to a $1.2 million decrease in deferred compensation income, a $0.9 million gain associated with our investment in MCJ, which occurred in the six months ended May 31, 2005, and $0.5 million related to the repayment of debt resulting from the acquisition of EMJ also in the six months ended May 31, 2005.

Provision for Income Taxes. Our effective tax rate was 35.8% in the six months ended May 31, 2006 as compared with an effective tax rate of 37.9% in the prior year. The decrease in our effective tax rate from the first six months of fiscal 2005 was primarily a result of higher profit in lower tax jurisdictions and continued improvements in our tax structure.

Minority Interest. Minority interest benefit decreased to zero in the six months ended May 31, 2006 from $58,000 in the six months ended May 31, 2005 due to the losses at our Mexico subsidiary exceeding the minority investment amount.

Discontinued Operations.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Six Months Ended
	May 31, 2006	May 31, 2005
Revenue	$—	$64,477
Cost of revenue	—	(59,916)

Gross profit	—	4,561
Selling, general and administrative expenses	—	(3,170)

Income from operations before non-operating items, income taxes and minority interest	—	1,391
Interest expense and finance charges, net	—	(140)
Other income (expense), net	—	(245)

Income before income taxes and minority interest	—	1,006
Provision for income taxes	—	(434)
Minority interest	—	(61)

Net income	$—	$511

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

We had positive net working capital of $350.4 and $350.5 million at May 31, 2006 and November 30, 2005, respectively. We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash provided by operating activities was $23.7 million in the six months ended May 31, 2006. Cash provided by operating activities in the six months ended May 31, 2006 was primarily attributable to net income of $22.0 million and depreciation and amortization of $4.6 million offset by the use of cash for working capital of $11.6 million. The cash used for working capital in the six months ended May 31, 2006 was primarily due to an increase in net deferred assets as a result of our multi-year contract from our Mexico operation and a decrease in accounts payable, partially offset by a decrease in accounts receivable. The fluctuations in these working capital balances were primarily related to overall higher revenue levels and a net increase in sales of accounts receivable under our securitization programs of $14.9 million.

Net cash provided by investing activities was $9.3 million in the six months ended May 31, 2006. Cash provided by investing activities was primarily the result of net proceeds from investments of $16.8 million, offset by capital expenditures of $4.7 million.

Net cash used in financing activities was $26.6 million in the six months ended May 31, 2006 and was primarily related to a decrease in cash overdraft of $24.2 million and net debt payments of $7.2 million, offset by proceeds from issuances of common stock of $4.8 million.

Capital Resources

Our cash and cash equivalents totaled $19.0 million and $13.6 million at May 31, 2006 and November 30, 2005, respectively.

Off-Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $275.0 million of U.S. trade accounts receivable to two financial institutions. The program expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivable to the financial institutions. Sales of the accounts receivable to the financial institutions under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivable not sold to the financial institutions are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.75% per annum. At May 31, 2006 and November 30, 2005, the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $241.0 million and $229.2 million, respectively. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We also entered into a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada Limited in November 2005, which provides for the sale of up to C$100.0 million of U.S. and Canadian trade accounts receivable to a financial institution. The program expires in November 2006. In connection with this program all of SYNNEX Canada Limited’s U.S. and Canadian trade accounts receivable will be sold to the financial institution on a fully serviced basis. Sales of the accounts receivable to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. Our effective discount rate under the program is the prevailing bankers’ acceptance rate of return or prime rate in Canada plus 0.45% per annum. At May 31, 2006 and November 30, 2005 the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $48.7 and $45.6 million, respectively. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We are also obligated to provide periodic financial statements and investment reports, notices of material litigation and any other information relating to our U.S. and Canadian trade accounts receivable as requested by the financial institutions.

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

We have also issued guarantees to certain vendors and other lenders of our subsidiaries for the total amount of $168.6 million as of May 31, 2006 and $76.4 million as of November 30, 2005. The year over year increase is primarily due to guarantees issued for our Mexico operation. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75%. There were no borrowings outstanding under the Revolver at May 31, 2006 or November 30, 2005.

SYNNEX Canada has a one-year revolving accounts receivable securitization program that provides for the sale of up to C$100 million of U.S. and Canadian trade accounts receivable to a financial institution. The program expires in November 2006. The effective discount rate is the prevailing bankers’ acceptance rate or prime rate plus 0.45% per annum. Not all of the assets sold under this securitization program qualified for off-balance sheet treatment. The balance outstanding at May 31, 2006 and November 30, 2005 for assets sold that did not qualify for off-balance sheet treatment was $0 and $26.4 million, respectively.

On May 17, 2006, our Mexican subsidiary, SYNNEX Mexico signed a term loan agreement, or Term Loan, with Deutsche Bank Mexico, S.A. as administrative agent, Bank of America Mexico, S.A. as a lender and certain other lenders who may become parties to the Term Loan, or collectively, the Lenders. Under the Term Loan, the Lenders will provide loans to SYNNEX Mexico through September 30, 2006 of an aggregate commitment amount equaling the lesser of (i) MXP $221.4 million (which amount may be increased as described below) or (ii) the aggregate purchase prices for the purchase by SYNNEX Mexico of certain computer and software related equipment. The aggregate commitment amount may be increased to an amount not to exceed MXP $830.3 million pursuant to the terms of the Term Loan. The interest rate for any unpaid principal amount will be the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of any unpaid principal is November 24, 2009. The Term Loan also contains customary financial covenants.

In connection with this program, we issued a guarantee of SYNNEX Mexico’s performance of its obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $10.3 and $9.5 million at May 31, 2006 and November 30, 2005, respectively. At May 31, 2006 and November 30, 2005, we had borrowings of $0.9 and $1.8 million, respectively, outstanding under these facilities. We have various term loans, short-term borrowings and mortgages with financial institutions totaling approximately $21.0 and $1.5 million at May 31, 2006 and November 30, 2005, respectively. The expiration dates of these facilities range from 2006 to 2013. Future principal payments due under these term loans and mortgages, and payments due under our operating lease arrangements after May 31, 2006 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Contractual Obligations

Principal debt payments	$21,012	$4,568	$12,906	$3,538	$—
Interest on debt	1,471	320	903	248	—
Non-cancelable operating leases	58,821	10,778	19,717	15,159	13,167

Total	$81,304	$15,666	$33,526	$18,945	$13,167

We are in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 on December 1, 2006 to have any material impact on our consolidated financial statements.

In November 2005, the FASB issued FSP FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarify when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At May 31, 2006, we had no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. We do not anticipate that the implementation of these statements will have a significant impact on our financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six-month period ended May 31, 2006 from our Annual Report on Form 10-K for the year ended November 30, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 26% of our total revenue in the six months ended May 31, 2006 and approximately 29% of our total revenue in the six months ended May 31, 2005. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2007. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

Our short-term borrowings and off-balance sheet arrangements are variable rate obligations that could expose us to interest rate risks. At May 31, 2006, we had approximately $309.3 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

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

We extend credit to our reseller customers for a significant portion of our sales to them. Resellers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller customers will not pay for the products they purchase. For example, our Mexico subsidiary has entered into a contract with a Mexico reseller customer, which involves extended payment terms and could expose us to additional collection risks. In addition, in the three months ended May 31, 2006, we recorded a bad debt provision of approximately $1.5 million due to an increase in collection risk of one of our customers. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers as a result of an economic downturn or a decrease in IT spending by end-users. If we are unable to collect payment for products we ship to our reseller customers or if our reseller customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize receivable-based financing, which could negatively impact our cash flow and liquidity position.

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

Our revenues from contract assembly fluctuate due to product life cycles, product acceptance, pricing pressures and product demand from our customers. Sun Microsystems accounted for approximately $251 million or 95% of our contract assembly revenue in the six months ended May 31, 2006 and approximately $246 million or 93% in the six months ended May 31, 2005. Our contract assembly business will remain dependent on our relationship with Sun Microsystems in the foreseeable future, subjecting us to risks with respect to the success and life cycle of Sun Microsystems products we assemble and the pricing terms we negotiate with Sun Microsystems and our suppliers. Accordingly, if we are unable to assemble new and successful products for Sun Microsystems on appropriate pricing terms, our business and operating results would be adversely affected.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of Merisel Canada Inc. and we have written off substantial investments in the past, one of which was eManage.com, Inc. Also, our acquisition of EMJ, caused an initial negative effect on our operating margins as we integrated EMJ’s systems, operations and personnel. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2006, we had 448 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In the six months ended May 31, 2006 and 2005, approximately 22% and 20%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

As of May 31, 2006, we had approximately $21.9 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of May 31, 2006, approximately $289.7 million of our accounts receivable were sold to and held by two financial institutions under our accounts receivable securitization program. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

We have international operations in Canada, China, Mexico and the United Kingdom. In the six months ended May 31, 2006 and 2005, approximately 22% and 20%, respectively, of our total revenue was generated outside the United States. In the six months ended May 31, 2006 and 2005, approximately 18% and 16%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. For fiscal year 2006, Mr. Miau will receive a retainer of $225,000 from us. Compensation payable to Mr. Miau is based upon the approval of the Compensation Committee. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.3% of Synnex Technology International and approximately 8.7% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.9% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.3% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 17.9% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of May 31, 2006, our executive officers, directors and principal stockholders owned approximately 56% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of May 31, 2006, our executive officers, directors and principal stockholders owned approximately 56% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 55% of our common stock.

MiTAC International and its affiliates own a controlling interest in us as of May 31, 2006. As a result, MiTAC International will be able to control the outcome of matters submitted to the stockholders including any acquisition or sale of us. In addition, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of a decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held an Annual Meeting of our Stockholders on March 22, 2006, at which the following occurred:

ELECTION OF SEVEN DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Matthew Miau, Robert Huang, Fred Breidenbach, Gregory Quesnel, David Rynne, Dwight Steffensen and James Van Horne as Directors. The votes on the matters were as follows:

Matthew Miau	FOR	28,580,699
	WITHHELD	113,683

Robert Huang	FOR	28,663,015
	WITHHELD	31,367

Fred Breidenbach	FOR	28,539,978
	WITHHELD	154,404

Gregory Quesnel	FOR	28,645,413
	WITHHELD	48,969

David Rynne	FOR	28,602,528
	WITHHELD	91,854

Dwight Steffensen	FOR	28,597,028
	WITHHELD	97,354

James Van Horne	FOR	28,645,413
	WITHHELD	48,969

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accountants for the 2006 fiscal year. The vote on the matter was as follows:

FOR	28,653,500
AGAINST	40,710
ABSTAIN	172

ITEM 6. Exhibits

10.1	Amendment No. 9 dated May 17, 2006 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Company, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2006).

10.2	Amendment No. 5 dated May 17, 2006 to Amended and Restated Receivables Transfer Agreement and Amended and Restated Receivables Purchase and Servicing Agreement each dated August 30, 2002 by and among the Company, SIT Funding Corporation, Manhattan Asset Funding Company LLC, Sumitomo Mitsui Banking Corporation, SMBC Securities, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2006).

10.3#	Amended and Restated 2003 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2006

SYNNEX Corporation

By:	/s/ ROBERT T. HUANG
Robert T. Huang
Chief Executive Officer

By:	/s/ DENNIS POLK
Dennis Polk
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment No. 9 dated May 17, 2006 to Amended and Restated Credit Agreement dated July 9, 2002 by and among the Company, General Electric Capital Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2006).

10.2	Amendment No. 5 dated May 17, 2006 to Amended and Restated Receivables Transfer Agreement and Amended and Restated Receivables Purchase and Servicing Agreement each dated August 30, 2002 by and among the Company, SIT Funding Corporation, Manhattan Asset Funding Company LLC, Sumitomo Mitsui Banking Corporation, SMBC Securities, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2006).

10.3#	Amended and Restated 2003 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.