Form 10-Q
period 2006-08-31
SYNNEX CORP
filed 2006-10-10
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 29, 2006
Common Stock, $0.001 par value	30,408,585

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	August 31, 2006	November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,253	$13,636
Short-term investments	10,740	27,985
Accounts receivable, net	382,872	342,322
Receivable from vendors, net	93,537	82,721
Receivable from affiliates	941	5,177
Inventories	548,943	494,617
Deferred income taxes	15,434	15,445
Current deferred assets	13,937	—
Other current assets	8,845	10,908

Total current assets	1,096,502	992,811
Property and equipment, net	35,959	33,713
Goodwill and intangible assets, net	42,537	43,004
Deferred income taxes	3,009	4,781
Long-term deferred assets	149,376	—
Other assets	10,870	8,179

Total assets	$1,338,253	$1,082,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$21,145	$28,548
Accounts payable	492,370	448,339
Payable to affiliates	72,351	85,871
Accrued liabilities	70,544	68,619
Other current liabilities	6,304	6,085
Current deferred liabilities	29,705	—
Income taxes payable	3,164	4,820

Total current liabilities	695,583	642,282
Long-term borrowings	47,471	1,153
Long-term liabilities	7,331	840
Long-term deferred liabilities	98,687	—
Deferred income taxes	990	988

Total liabilities	850,062	645,263

Minority interest in subsidiaries	241	—

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 30,193 and 28,948 shares issued and outstanding	30	29
Additional paid-in capital	170,626	159,551
Accumulated other comprehensive income	16,571	12,701
Retained earnings	300,723	264,944

Total stockholders’ equity	487,950	437,225

Total liabilities and stockholders’ equity	$1,338,253	$1,082,488

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Revenue	$1,592,204	$1,391,590	$4,605,640	$4,047,681
Cost of revenue	(1,519,486)	(1,332,612)	(4,399,564)	(3,876,013)

Gross profit	72,718	58,978	206,076	171,668
Selling, general and administrative expenses	(49,205)	(39,249)	(137,920)	(117,120)

Income from continuing operations before non-operating items, income taxes and minority interest	23,513	19,729	68,156	54,548
Interest expense and finance charges, net	(2,743)	(3,777)	(12,935)	(11,108)
Other income (expense), net	265	(1,155)	56	501

Income from continuing operations before income taxes and minority interest	21,035	14,797	55,277	43,941
Provision for income taxes	(7,015)	(5,759)	(19,257)	(16,807)
Minority interest in subsidiary	(241)	—	(241)	58

Income from continuing operations	13,779	9,038	35,779	27,192
Income from discontinued operations, net of tax	—	—	—	511
Gain on sale of discontinued operations, net of tax	—	—	—	12,323

Net income	$13,779	$9,038	$35,779	$40,026

Earnings per share:
Basic
Income from continuing operations	$0.46	$0.31	$1.21	$0.96
Discontinued operations	—	—	—	0.45

Net income per common share – basic	$0.46	$0.31	$1.21	$1.41

Diluted
Income from continuing operations	$0.43	$0.29	$1.13	$0.87
Discontinued operations	—	—	—	0.41

Net income per common share – diluted	$0.43	$0.29	$1.13	$1.28

Weighted average common shares outstanding – basic	29,879	28,764	29,481	28,439

Weighted average common shares outstanding – diluted	31,878	31,120	31,673	31,177

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2006	August 31, 2005
Cash flows from operating activities:
Net income	35,779	40,026

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,975	3,653
Amortization of intangible assets	3,050	2,947
Share-based compensation	2,577	—
Provision for doubtful accounts	7,208	4,623
Tax benefits from employee stock plan	—	2,227
Unrealized (gain) loss on trading securities	(446)	(1,288)
Realized (gain) loss on investments	2,653	(244)
Unrealized loss on investments	—	3,110
Stock received from sale of business	—	(20,478)
Loss on disposal of fixed assets	36	938
Minority interest in subsidiary	241	(58)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(32,530)	(21,114)
Receivable from vendors	(10,709)	(5,934)
Receivable from affiliates	4,237	(5,779)
Inventories	(43,573)	(14,114)
Other current assets	1,933	(3,792)
Deferred assets	(158,741)	—
Payable to affiliates	(13,514)	(5,837)
Accounts payable	63,421	96
Accrued liabilities	1,485	16,613
Deferred liabilities	126,483	—

Net cash used in operating activities	(6,435)	(4,405)

Cash flows from investing activities:
Purchases of short-term investments	(12,383)	(1,680)
Proceeds from sale of short-term investments	27,433	5,557
Acquisition of businesses	(15,575)	(4,769)
Minority investment	—	(3,000)
Purchase of property and equipment	(5,808)	(4,929)
Proceeds from sale of property and equipment, net	—	527
Change in restricted cash	(5,335)	2,020

Net cash used in investing activities	(11,668)	(6,274)

Cash flows from financing activities:
Cash overdraft	(20,494)	(2,475)
Proceeds from term loan	258,371	701,960
Payment of term loan	(192,380)	(713,793)
Proceeds from revolving line of credit	—	1,120
Payments on revolving line of credit	(480)	—
Net (payments) proceeds under other lines of credit	(26,928)	4,647
Payments of bonds and other long-term liabilities	—	(5,917)
Dividend payment to minority shareholders	—	(1,133)
Net proceeds from issuance of common stock	8,530	8,152

Net cash provided by (used in) financing activities	26,619	(7,439)

Effect of exchange rate changes on cash and cash equivalents	(899)	(738)

Net increase (decrease) in cash and cash equivalents	7,617	(18,856)
Cash and cash equivalents at beginning of period	13,636	28,726

Cash and cash equivalents at end of period	$21,253	$9,870

Supplemental disclosures of cash flow information:
Interest paid	$2,368	$3,141

Income taxes paid	$18,795	$12,846

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Net income	$13,779	$9,038	$35,779	$40,026
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities	(1,999)	91	(641)	98
Foreign currency translation adjustment	2,499	2,927	4,511	(831)

Total comprehensive income	$14,279	$12,056	$39,649	$39,293

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is an information technology products supply chain services company. The Company’s supply chain outsourcing services include distribution, contract assembly, logistics and demand generation marketing. SYNNEX is headquartered in Fremont, California and has operations in North America, Asia, Latin America and Europe.

The accompanying interim unaudited condensed consolidated financial statements as of August 31, 2006 and 2005 and for the three and nine months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2005 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2005, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the nine months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006, or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiaries and majority owned subsidiaries in which no substantive participating rights are held by minority stockholders. All significant intercompany accounts and transactions have been eliminated.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

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

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

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

Equipment and Furniture	3 - 7 years
Software	3 - 7 years
Leasehold Improvements	3 - 10 years
Buildings	39 years

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

Intangible assets

Intangible assets consist of vendor lists, customer lists and trade names, which are amortized on a straight-line basis over their estimated lives. Intangible assets are amortized as follows:

Vendor lists	4 - 10 years
Customer lists	4 - 8 years
Other intangible assets	3 - 5 years

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

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

Long-term deferred assets and long-term deferred liabilities

The Company’s Mexico operation has entered into a multi-year contract to sell equipment to an independent third party contractor that provides equipment and services to the Mexican government. The payments by the Mexican government are generally due on a monthly basis and are contingent upon the contractor continuing to provide services to the Mexican government. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract. All long-term accounts receivable and deferred cost of revenue associated with this contract are included in the consolidated balance sheet under the caption “Long-term deferred assets.” According to contract terms, the Company will also hold back a certain amount of accounts payable for a certain period of time. All long-term accounts payable from contractual obligations associated with this contract and long-term deferred revenues are included in the consolidated balance sheet under the caption “Long-term deferred liabilities.”

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2006, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the accounts receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through August 31, 2006, such losses have been within management’s expectations.

In the three months ended August 31, 2006 and 2005 and nine months ended August 31, 2006 and 2005, no single customer exceeded 10% of the Company’s total revenue. At August 31, 2006 and November 30, 2005 one customer accounted for approximately 12% and 18%, respectively, of the total consolidated accounts receivable balance.

Revenue recognition

The Company recognizes revenue as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of resulting receivables is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. the Company’s warehouse.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

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

OEM supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. The Company monitors the balances of receivables from vendors on a quarterly basis and adjusts the balance due for differences between expected and actual sales volume. Receivables from vendors are generally collected through reductions, authorized by the vendor, to accounts payable. For price protection programs and product rebates, the Company records a reduction of cost of revenue. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

Royalties

The Company purchases licensed software products from OEM vendors, which it subsequently distributes to resellers. Royalties to OEM vendors are accrued for and recorded in cost of revenue when software products are shipped and revenue is recognized.

Warranties

The Company’s OEM suppliers generally warrant the products distributed by the Company and allow returns of defective products. The Company generally does not independently warrant the products it distributes; however, the Company does warrant the following: (1) its services with regard to products that it assembles for its customers, and (2) products that it builds to order from components purchased from other sources. To date neither warranty expense, nor the accrual for warranty costs has been material to the Company’s consolidated financial statements.

Advertising

Costs related to product advertising and promotion expenditures are charged to selling, general and administrative expense as incurred. To date, costs related to advertising and promotion expenditures have not been material.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

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

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, and unrealized gains and losses on the Company’s available-for-sale securities.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

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

In November 2005, the FASB issued FSP FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarify when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. They also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At August 31, 2006, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. FIN 48 will be applicable to the Company for the fiscal year beginning December 1, 2007. The Company is currently in the process of assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, Emerging Issues Task Force (“EITF”) issued consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning December 1, 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 3 – SHARE-BASED COMPENSATION:

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”(“APB No. 25”) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which was superseded by SFAS No. 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R).

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No employee stock-based compensation was reflected in net income for the periods ended August 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma information for the three and nine months ended August 31, 2005 was as follows:

	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2005
Net income – as reported	$9,038	$40,026
Less: Stock-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(21)	(327)
Less: Stock-based employee compensation expense determined under fair value based method related to stock options	(581)	(2,351)

Net income – pro forma	$8,436	$37,348

Net earnings per share – basic:
As reported	$0.31	$1.41
Pro forma	$0.29	$1.31
Net earnings per share – diluted:
As reported	$0.29	$1.28
Pro forma	$0.28	$1.22
Shares used in computing net income per share – basic:
As reported	28,764	28,439
Pro forma	28,764	28,439
Shares used in computing net income per share – diluted:
As reported	31,120	31,177
Pro forma	30,564	30,663

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R). Accordingly, during the nine months ended August 31, 2006, the Company recorded share-based

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123(R). Previously reported amounts have not been restated. The effect of recording share-based compensation for the three and nine months ended August 31, 2006 were as follows:

	Three Months Ended August 31, 2006	Nine Months Ended August 31, 2006
Share-based compensation expense by type of award:
Employee stock options	$544	$1,631
Restricted stock	366	909
Employee stock purchase plan	15	45

Total share-based compensation	925	2,585
Tax effect on share-based compensation	(315)	(909)

Net effect on net income	$610	$1,676

Tax effect on:
Cash flows from operations	$—	$(8)
Cash flows from financing activities	$—	$8
Effect on earnings per share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.05

Share-based compensation expense of $366 and $909 related to restricted stock would have been recorded under the provisions of APB No. 25 for the three and nine months ended August 31, 2006, respectively.

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

During the three and nine months ended August 31, 2006, the Company granted approximately 17 and 55 stock options, respectively, with an estimated total grant-date fair value of $146 and $444, respectively. Of this amount, the Company estimated that the share-based compensation for the awards not expected to vest was $5 and $15, respectively, for the three and nine months ended August 31, 2006. During the three and nine months ended August 31, 2006, the Company recorded share-based compensation related to stock options of $544 and $1,631, respectively.

As of August 31, 2006, the unrecorded deferred share-based compensation balance related to stock options was $7,642 and will be recognized over an estimated weighted average amortization period of 3.5 years.

No share-based compensation was capitalized as inventory at August 31, 2006. The Company did not capitalize any share-based compensation to inventory at December 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

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

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Stock option plan:
Expected life (years)	6.3	5.0	6.3	5.0
Risk-free interest rate	5.1%	3.7%	4.7%	3.8%
Expected volatility	35.8%	40.0%	36.2%	40.0%
Dividend yield	0%	0%	0%	0%
Stock purchase plan:
Expected life (years)	0.3	0.3	0.3	1.3
Risk-free interest rate	5.1%	4.1%	4.3%	1.9%
Expected volatility	30.4%	40.1%	32.3%	49.6%
Dividend yield	0%	0%	0%	0%

Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balances, November 30, 2005	3,893	7,387	$10.03
Restricted stock granted	(252)	—	—
Restricted stock cancelled	1	—	—
Options granted	(18)	18	16.51
Options exercised	—	(338)	7.75
Options cancelled	67	(67)	16.48

Balances, February 28, 2006	3,691	7,000	$10.10
Restricted stock cancelled	2	—	—
Options granted	(20)	20	18.48
Options exercised	—	(301)	5.73
Options cancelled	24	(24)	8.50

Balances, May 31, 2006	3,697	6,695	$10.29
Restricted stock cancelled	1	—	—
Options granted	(17)	17	19.01
Options exercised	—	(560)	6.40
Options cancelled	26	(26)	12.74

Balances, August 31, 2006	3,707	6,126	$10.66

The options outstanding and exercisable at August 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.00 - $4.50	1,246	2.78	$4.48	$22,110	1,246	2.78	$4.39	$22,111
$7.00 - $10.00	2,414	4.40	$9.38	$31,035	2,291	4.33	$9.34	$29,518
$12.00 - $15.54	922	6.66	$12.13	$9,314	545	6.43	$12.10	$5,526
$16.10 - $19.58	1,544	8.40	$16.78	$8,417	372	8.02	$16.52	$2,124

$3.00 - $19.58	6,126	5.42	$10.66	$70,875	4,454	4.46	$8.80	$59,279

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.23 as of August 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of August 31, 2006 was 4,454.

The weighted average grant-date fair value of options, as determined under SFAS No. 123(R), granted during the three and nine months ended August 31, 2006 was $8.58 and $8.07 per share, respectively. The total

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

fair value of shares vested during the three and nine months ended August 31, 2006 was $2,040 and $3,336, respectively. The total intrinsic value of options exercised during the three and nine months ended August 31, 2006 was $7,616 and $15,100, respectively. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended August 31, 2006 was $1,994 and $6,344, respectively. In connection with these exercises, the tax benefits realized by the Company for the three and nine months ended August 31, 2006 were $2,962 and $5,777, respectively.

The Company settles employee stock option exercises with newly issued common shares.

A summary of the status of the Company’s nonvested restricted stock as of August 31, 2006 and changes during the nine months ended August 31, 2006, is presented below:

	Restricted Stock
	Number of Shares	Weighted average grant-date fair value
Nonvested at November 30, 2005	97	$17.17
Awards granted	252	19.03
Awards cancelled/expired/forfeited	(1)	17.17

Nonvested at February 28, 2006	348	$18.52
Awards granted	—	—
Awards cancelled/expired/forfeited	(2)	17.11

Nonvested at May 31, 2006	346	$18.52
Awards granted	—	—
Awards cancelled/expired/forfeited	(1)	16.99

Nonvested at August 31, 2006	345	$18.53

Restricted Stock

During the nine months ended August 31, 2006, the Company’s Compensation Committee approved the grant of 250 shares of restricted stock units to Robert Huang, the Company’s President and Chief Executive Officer. These restricted stock units will vest with respect to 25% of the shares on the date that is 13 months after the date of grant, and an additional 25% of the shares on the second, third and fourth anniversaries of the date of grant. The Company recorded the $4,763 value of these restricted stock units and will amortize that amount over the service period. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. Amortization cost for all restricted stock awards for the three and nine months ended August 31, 2006 was $366 and $909, respectively.

As of August 31, 2006, there was $5,440 of total deferred share-based compensation related to nonvested restricted stock granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 3.6 years.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 4 – DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2005 the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K, to MCJ Company Limited (“MCJ”), in exchange for approximately 26 shares of MCJ. The Company recorded a gain of $12,708, net of tax, as a result of this sale. Accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented.

The results from the operations of SYNNEX K.K., prior to the sale, were as follows:

	Three Months Ended
	May 31, 2005	February 28, 2005	November 30, 2004	August 31, 2004	May 31, 2004	February 29, 2004
Revenue	$24,815	$39,662	$37,783	$36,440	$41,853	$47,468
Cost of revenue	(23,143)	(36,773)	(35,451)	(34,401)	(39,338)	(44,748)

Gross profit	1,672	2,889	2,332	2,039	2,515	2,720
Selling, general and administrative expenses	(1,187)	(1,983)	(1,926)	(1,938)	(2,192)	(2,230)

Income from operations before non-operating items, income taxes and minority interest	485	906	406	101	323	490
Interest expense and finance charges, net	(42)	(98)	(94)	(111)	(130)	(129)
Other income (expense), net	(79)	(166)	125	16	94	(77)

Income before income taxes and minority interest	364	642	437	6	287	284
Provision for income taxes	(144)	(290)	(200)	(2)	(132)	(125)
Minority interest	(13)	(48)	(32)	(1)	(21)	(22)

Net income	$207	$304	$205	$3	$134	$137

NOTE 5 – BALANCE SHEET COMPONENTS:

Accounts receivable, net:

	August 31, 2006	November 30, 2005
Trade accounts receivable	$411,541	$364,856
Less: Allowance for doubtful accounts	(16,211)	(12,688)
Less: Allowance for sales returns	(12,458)	(9,846)

	$382,872	$342,322

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Vendor receivable, net:

	August 31, 2006	November 30, 2005
Vendor Receivable	$96,558	$85,447
Less: Allowance for vendor receivables	(3,021)	(2,726)

	$93,537	$82,721

Inventories:

	August 31, 2006	November 30, 2005
Components	$71,286	$47,114
Finished goods	477,657	447,503

	$548,943	$494,617

Intangible assets:

	August 31, 2006			November 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$26,493	$—	$26,493	$24,840	$—	$24,840
Vendor lists	22,062	(15,769)	6,293	22,062	(14,155)	7,907
Customer lists	13,620	(4,273)	9,347	12,715	(3,130)	9,585
Other intangible assets	1,161	(757)	404	1,086	(414)	672

	$63,336	$(20,799)	$42,537	$60,703	$(17,699)	$43,004

Amortization expense was $1,046, $983, $3,050 and $2,947 for the three and nine months ended August 31, 2006 and 2005, respectively.

Deferred assets:

	August 31, 2006	November 30, 2005
Deferred assets	$163,313	$—
Less: Current portion	(13,937)	—

Non-current portion	$149,376	$—

Deferred assets are related to a long-term contract from the Company’s Mexico operation.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Deferred liabilities:

	August 31, 2006	November 30, 2005
Deferred liabilities	$128,392	$—
Less: Current portion	(29,705)	—

Non-current portion	$98,687	$—

Deferred liabilities are related to a long-term contract from the Company’s Mexico operation.

NOTE 6 – ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving arrangement (the “U.S. Arrangement”) through a consolidated wholly owned subsidiary to sell up to $275,000 of U.S. trade accounts receivables (the “U.S. Receivables”) to two financial institutions. The U.S. Arrangement expires in August 2008. In connection with the U.S. Arrangement, the Company sells its U.S. Receivables to its wholly owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the U.S. Receivables to the financial institutions without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing commercial paper interest rates plus 0.75%. A separate fee based on the unused portion of the facility, at 0.30% per annum, is also charged by the financial institutions. The Company has also established a one-year revolving accounts receivable arrangement (the “Canadian Arrangement”) through SYNNEX Canada Limited, or SYNNEX Canada, to sell up to C$100,000 of U.S. and Canadian trade receivables (the “Canadian Receivables”) to a financial institution. The Canadian Arrangement expires in November 2006. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing bankers’ acceptance rate or Canadian prime rate plus 0.45% per annum. The amount of U.S. and Canadian Receivables sold to the financial institutions and not yet collected from customers at August 31, 2006 and November 30, 2005 was $243,736 and $274,751, respectively. The remaining balance of unsold U.S. and Canadian Receivables at August 31, 2006 and November 30, 2005 of $354,789 and $253,488, respectively, are included within “Accounts receivable, net.”

The gross proceeds resulting from the sale of the U.S. and Canadian Receivables totaled approximately $494,316, $255,700, $1,480,875 and $762,100 in the three and nine months ended August 31, 2006 and 2005, respectively. The gross payments to the financial institutions under the U.S. and Canadian Arrangements totaled approximately $540,237, $225,000, $1,511,890 and $787,500 in the three and nine months ended August 31, 2006 and 2005, respectively, which arose from the subsequent collection of U.S. and Canadian Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statements of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the U.S. and Canadian Receivables on behalf of the financial institutions, for which it receives a service fee from the financial institutions for the U.S. Receivables, and remits collections to the financial institutions. The Company estimates that the service fee it receives for the U.S. Receivables approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institutions totaled $3,557, $1,796, $11,831 and $5,365 in the three and nine months ended August 31, 2006 and 2005, respectively, and were recorded within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Under the U.S. and Canadian Arrangements, the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with the covenants at August 31, 2006 and November 30, 2005.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 business days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers and such inventory being repossessed by the Flooring Companies. See Note 13, “Commitments and Contingencies” for additional information. Approximately $223,193, $284,947, $709,317 and $869,080 of the Company’s net sales were financed under these programs in the three and nine months ended August 31, 2006 and 2005, respectively. Approximately $38,283 and $40,914 of accounts receivable at August 31, 2006 and November 30, 2005, respectively, were subject to flooring agreements. Flooring fees were approximately $1,396, $1,443, $4,283 and $3,994 in the three and nine months ended August 31, 2006 and 2005, respectively, and are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 7 – RESTRUCTURING CHARGES:

In the first quarter of fiscal 2005, the Company announced a restructuring program in its distribution segment that impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. All terminations were completed by May 31, 2005. In the third quarter of fiscal 2005, the Company closed its facility in Markham, Ontario. This restructuring resulted in a total expense of $2,513, which consists of employee termination benefits of $711, estimated facilities exit expenses of $1,681 and other expenses in the amount of $121. The following table summarizes the activity related to the liability for restructuring charges through August 31, 2006:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2004	$—	$—	$—	$—
Restructuring charges expensed in the year ended November 30, 2005	711	1,681	121	2,513
Cash payments	(690)	(293)	(17)	(1,000)
Adjustments	—	157	—	157
Non-cash charges	—	(636)	—	(636)

Balance accrued at November 30, 2005	21	909	104	1,034
Cash payments	(21)	(152)	—	(173)
Non-cash charges	—	(17)	—	(17)

Balance accrued at February 28, 2006	—	740	104	844
Cash payments	—	(142)	(11)	(153)
Non-cash charges	—	(14)	(93)	(107)

Balance accrued at May 31, 2006	—	584	—	584
Cash payments		(105)	—	(105)

Balance accrued at August 31, 2006	$—	$479	$—	$479

The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities.”

NOTE 8 – BORROWINGS:

Borrowings consist of the following:

	August 31, 2006	November 30, 2005
SYNNEX Mexico term loan	$65,990	$—
SYNNEX Canada revolving accounts receivable securitization program	—	26,391
SYNNEX Canada term loan	1,314	1,518
SYNNEX UK line of credit	1,312	1,792

	68,616	29,701
Less: Current portion	(21,145)	(28,548)

Non-current portion	$47,471	$1,153

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 9 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Income from continuing operations	$13,779	$9,038	$35,779	$27,192

Income from discontinued operations, net of tax	—	—	—	511

Gain on sale of discontinued operations, net of tax	—	—	—	12,323

Net income	$13,779	$9,038	$35,779	$40,026

Weighted average common shares – basic	29,879	28,764	29,481	28,439
Effect of dilutive securities:
Stock options and restricted stock	1,999	2,356	2,192	2,738

Weighted average common shares – diluted	31,878	31,120	31,673	31,177

Earnings per share:
Basic
Income from continuing operations	$0.46	$0.31	$1.21	$0.96
Discontinued operations	—	—	—	0.45

Net income per common share – basic	$0.46	$0.31	$1.21	$1.41

Diluted
Income from continuing operations	$0.43	$0.29	$1.13	$0.87
Discontinued operations	—	—	—	0.41

Net income per common share – diluted	$0.43	$0.29	$1.13	$1.28

Net income for the three and nine months ended August 31, 2006 includes $610 and $1,676 respectively, of share-based compensation expense, net of tax. The effect of recording share-based compensation expense on basic and diluted earnings per share was $0.02 per share each in the three months ended August 31, 2006 and $0.06 and $0.05 per share for basic and diluted earnings per share, respectively, in the nine months ended August 31, 2006.

Options to purchase 1559, 227, 1559 and 36 shares of common stock for the three months ended August 31, 2006 and 2005 and the nine months ended August 31, 2006 and 2005 respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 10 – RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $115,387, $88,276, $330,396 and $291,316 during the three and nine months ended August 31, 2006 and 2005, respectively. Sales to MiTAC International Corporation and its affiliates during the three and nine months ended August 31, 2006 and 2005 were approximately $716, $480,

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

$1,636 and $1,373 respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including customer revenue, on a case-by-case basis with MiTAC International Corporation.

NOTE 11 – SEGMENT INFORMATION:

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

Summarized financial information related to the Company’s reportable business segments as of August 31, 2006 and 2005, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three Months Ended August 31, 2006:
Revenue	$1,457,809	$134,395	$1,592,204
Income from continuing operations before non-operating items, income taxes and minority interest	22,034	1,479	23,513
Total assets	1,088,512	249,741	1,338,253
Three Months Ended August 31, 2005:
Revenue	$1,263,519	$128,071	$1,391,590
Income from continuing operations before non-operating items, income taxes and minority interest	17,046	2,683	19,729
Total assets	796,635	202,010	998,645
Nine Months Ended August 31, 2006:
Revenue	$4,207,026	$398,614	$4,605,640
Income from continuing operations before non-operating items, income taxes and minority interest	61,884	6,272	68,156
Total assets	1,088,512	249,741	1,338,253
Nine Months Ended August 31, 2005:
Revenue	$3,654,781	$392,900	$4,047,681
Income from continuing operations before non-operating items, income taxes and minority interest	44,491	10,057	54,548
Total assets	796,635	202,010	998,645

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

Summarized financial information related to the geographic areas in which the Company operated as of August 31, 2006 and 2005 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three Months Ended August 31, 2006:
Revenue	$1,533,838	$71,710	$(13,344)	$1,592,204
Income from continuing operations	11,167	2,829	(217)	13,779
Other long-lived assets	30,748	16,081	—	46,829
Three Months Ended August 31, 2005:
Revenue	$1,345,936	$55,321	$(9,667)	$1,391,590
Income from continuing operations	8,358	548	132	9,038
Other long-lived assets	23,309	15,611	—	38,920
Nine Months Ended August 31, 2006:
Revenue	$4,441,803	$199,337	$(35,500)	$4,605,640
Income from continuing operations	31,348	4,693	(262)	35,779
Other long-lived assets	30,748	16,081	—	46,829
Nine Months Ended August 31, 2005:
Revenue	$3,897,901	$179,031	$(29,251)	$4,047,681
Income from continuing operations	24,276	2,664	252	27,192
Other long-lived assets	23,309	15,611	—	38,920

Revenue in the U.S. was approximately 80%, 81%, 79% and 80% of total revenue for the three and nine months ended August 31, 2006 and 2005, respectively.

NOTE 12 – ACQUISITIONS:

On April 28, 2006, the Company acquired the assets of the Telpar distribution segment of Peak Technologies, Inc. (“Telpar”) for approximately $3,309. Telpar sold automatic identification and data capture and point of sales products and services. Revenue from the Telpar business unit was less than $20,000 for the twelve months ended March 31, 2006. The Telpar business has been fully integrated within the Company’s distribution segment. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $429 has been recognized as intangible assets.

On June 9, 2006, the Company acquired substantially all of the assets of Azerty United Canada ink and toner distribution business from United Stationers Supply Company (“Azerty”) for approximately $14,624. In the twelve months ended March 31, 2006, revenue from Azerty’s ink and toner business was approximately $100,000. The Azerty business has been fully integrated within the Company’s distribution segment. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $1,392 has been recognized as goodwill. The allocation of purchase price is preliminary and the estimates and assumptions used are subject to change.

The inclusion of these two acquisitions from the date of acquisition through August 31, 2006 did not have a significant impact on the Company’s consolidated statement of operations. These acquisitions, individually and

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2006 and 2005

(amounts in thousands, except for per share amounts)

(unaudited)

in the aggregate, did not meet the conditions of a material business combination as defined by the SEC and SFAS 141 “Business Combinations.” As such, they were not subject to the disclosure requirements of SFAS 141. However, the Company believes that disclosures provided herein are useful to the understanding of the goodwill and intangible assets activity through August 31, 2006.

NOTE 13 – COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at August 31, 2006, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2006 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

From time to time the Company is subject to possible claims or assessments from third parties arising in the normal course of business. Management has reviewed such possible claims and assessments with legal counsel and believes that it is unlikely that such claims will result in a material adverse impact on the Company’s financial position or results of operations or cash flows. The Company is not currently involved in any legal proceedings that it believes will materially and adversely affect its business.

NOTE 14 – SUBSEQUENT EVENT:

On September 11, 2006, the Company’s wholly owned subsidiary, BSA Sales, LLC (“BSA Sales”) signed a definitive agreement to acquire Concentrix Corporation (“Concentrix”) based in Rochester, New York for approximately $8,000. The definitive agreement also allows for an earnout payment of $2,500 to be paid if certain milestones are met in the first 120 days after the acquisition. Concentrix is an integrated marketing company that provides call center, database analysis, and print on demand services to customers in the transportation, publishing, banking, healthcare and high technology industries. The Concentrix and BSA Sales operations will be integrated under the Concentrix name. The Company currently is evaluating the allocation of the purchase price to net tangible and identifiable intangible assets of Concentrix and does not expect the ultimate allocation of purchase price to have a material impact on our financial position, results of operations, or cash flows.

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

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2005 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the three and nine months ended August 31, 2006 our largest OEM supplier, HP, accounted for approximately 25% and 26% of our total revenue, respectively.

Because we offer distribution, contract assembly, demand generation marketing, IT solution and complementary supply chain services, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain.

We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in North America, Asia, Latin America and Europe.

We manage our business in two segments – distribution and contract assembly. Our revenue is currently approximately 92% from distribution and 8% from contract assembly. In addition, from a geographic segment perspective, approximately 96% of our total revenue is from North America and the remaining 4% is from outside North America.

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

During 2006 we made the following acquisitions:

On April 28, 2006, we acquired the assets of the Telpar distribution segment of Peak Technologies, Inc. (“Telpar”) for approximately $3,309. Telpar sold automatic identification and data capture and point of sales products and services. Revenue from the Telpar business unit was less than $20,000 for the twelve months ended March 31, 2006. We do not expect to retain the entire revenue run rate of Telpar. The Telpar business has been fully integrated within our distribution segment. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $429 has been recognized as intangible assets.

On June 9, 2006, we acquired substantially all of the assets of Azerty United Canada’s ink and toner distribution business from United Stationers Supply Company (“Azerty”) for approximately $14,624. In the twelve months ended March 31, 2006, revenue from Azerty’s ink and toner business was approximately $100,000. We do not expect to retain the entire revenue run rate of Azerty. The Azerty business has been fully integrated within our distribution segment. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $1,392 has been recognized as goodwill. The final purchase price allocation to goodwill and intangible assets will depend upon the completion of our integration plan.

On September 11, 2006, our wholly owned subsidiary, BSA Sales, LLC (“BSA Sales”) signed a definitive agreement to acquire Concentrix Corporation (“Concentrix”) based in Rochester, New York for approximately $8,000. The definitive agreement also allows for an earnout payment of $2,500 to be paid if certain milestones are met in the first 120 days after the acquisition. Concentrix is an integrated marketing company that provides call center, database analysis, and print on demand services to customers in the transportation, publishing, banking, healthcare and high technology industries. The Concentrix and BSA Sales operations will be integrated under the Concentrix name. Revenue from Concentrix was approximately $15,000 in the twelve months ended December 31, 2005. We are currently evaluating the allocation of the purchase price to net tangible and identifiable intangible assets of Concentrix and do not expect the ultimate allocation of purchase price to have a material impact on our financial position, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which was superseded by SFAS No. 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 relating to SFAS No. 123(R).

There have been no other material changes in our critical accounting policies and estimates for the three and nine month periods ended August 31, 2006 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2005. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(95.43)	(95.76)	(95.53)	(95.76)

Gross profit	4.57	4.24	4.47	4.24
Selling, general and administrative expenses	(3.09)	(2.82)	(3.00)	(2.89)

Income from continuing operations before non-operating items, income taxes and minority interest	1.48	1.42	1.48	1.35
Interest expense and finance charges, net	(0.17)	(0.27)	(0.28)	(0.27)
Other income (expense), net	0.02	(0.09)	0.00	0.01

Income from continuing operations before income taxes and minority interest	1.32	1.06	1.20	1.09
Provision for income taxes	(0.44)	(0.41)	(0.42)	(0.42)
Minority interest in subsidiary	(0.02)	—	(0.01)	—

Income from continuing operations	0.87	0.65	0.78	0.67
Income from discontinued operations, net of tax	—	—	—	0.01
Gain on sale of discontinued operations, net of tax	—	—	—	0.31

Net income	0.87%	0.65%	0.78%	0.99%

Three Months Ended August 31, 2006 and 2005

Revenue:

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Revenue	$1,592,204	$1,391,590	14.4%
Distribution revenue	$1,457,809	$1,263,519	15.4%
Contract assembly revenue	$134,395	$128,071	4.9%

The increase in our distribution revenue was primarily attributable to continued growth in our business in the United States and Canada including obtaining additional market share, overall increased demand for products through the IT distribution channel and contribution from our Azerty and Telpar acquisitions. The increase in contract assembly revenue was the result of increased demand from our primary contract assembly customer, Sun Microsystems.

The increase in our revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

Gross Profit:

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Gross profit	$72,718	$58,978	23.3%
Percentage of revenue	4.57%	4.24%	7.8%

Our gross profit has been affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses.

The increase in gross margin percentage was a result of higher margins in our distribution segment, mainly due to our focused efforts to improve our gross margin, including ongoing improvements in our pricing initiatives and increased value added service offerings, as well as customer and product mix.

Our contract assembly gross margin percentage decreased due to changes in pricing and product mix with our largest contract assembly customer, Sun Microsystems, slightly offset by improved margin in our non-Sun assembly business.

While we currently do not expect any significant change in our total gross margin, it may decrease in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses:

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$49,205	$39,249	25.4%
Percentage of revenue	3.09%	2.82%	9.6%

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

Selling, general and administrative expenses increased in the third quarter of fiscal 2006 from the prior year due to the incremental costs associated with our increased revenues, an increase in headcount for new and existing business initiatives and an increase in bonus expenses due to increased profitability. In addition, in the third quarter of fiscal 2006 we recorded $0.9 million in share-based compensation expense, as a result of the adoption of SFAS No. 123(R) on December 1, 2005. As a percentage of revenue, selling, general and administrative expenses increased for the three months ended August 31, 2006 versus the prior year primarily due to share-based compensation expense and new business initiative investment.

Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $6.2 million for the three months ended August 31, 2006, compared to $5.5 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products.

While we continually strive to maintain the lowest possible cost structure in running our operations, without sacrificing customer and vendor service and satisfaction, we do expect that our selling, general and administrative expense will increase in future periods as we invest in our infrastructure to improve processes and productivity and to grow our business.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest:

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$23,513	$19,729	19.2%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$22,034	$17,046	29.3%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$1,479	$2,683	(44.9)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue for the three months ended August 31, 2006 increased to 1.48% from 1.42% in the prior year primarily due to the increase in our revenues, the aforementioned improvements in gross profit, partially offset by an increase in selling, general and administrative expenses, as mentioned above, including share-based compensation expense.

By segment, our distribution margin increased to 1.51% of distribution revenue from 1.35% in the prior year primarily for the same reasons noted above regarding our overall increase in income from continuing operations and our contract assembly margin decreased to 1.10% in the three months ended August 31, 2006 from 2.09% in the prior year primarily due to pricing and product changes from the fiscal third quarter of 2005.

Interest Expense and Finance Charges, net:

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$2,743	$3,777	(27.4)%

Amounts recorded in interest expense and finance charges, net are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability, fees associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facilities, offset by income earned on our excess cash investments and interest income earned from a long-term contract at our Mexico operation.

The decrease in interest expense and finance charges, net was primarily due to an increase in interest income at our Mexico operation, offset by an increase in overall borrowings and higher interest rates, as compared to those in fiscal 2005.

Other Income (Expense), net:

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$265	$(1,155)	122.9%

Amounts recorded in other income (expense), net include investment gains and losses related to deferred compensation, foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.

The increase in other income (expense), net was primarily due to a $1.6 million mark-to-market loss from the decrease in value of shares of MCJ Company Limited, or MCJ, stock we acquired as a result of the sale of our Japanese subsidiary, which was recorded in the three months ended August 31, 2005, offset by a $0.2 million increase in deferred compensation income.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 33.4% for the three months ended August 31, 2006 as compared with an effective tax rate of 38.9% in the prior year quarter. The decrease in our effective tax rate from the third quarter of fiscal 2005 was primarily a result of higher profit in lower tax jurisdictions and the utilization of net operating loss carry forward amounts and related valuation allowances at our Mexico operation, due to its profitability in the third fiscal quarter.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest increased to $241 for the three months ended August 31, 2006 from zero in the three months ended August 31, 2005 due to the profitability at our Mexico subsidiary.

Nine Months Ended August 31, 2006 and 2005

Revenue:

	Nine Months Ended August 31, 2006	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Revenue	$4,605,640	$4,047,681	13.8%
Distribution revenue	$4,207,026	$3,654,781	15.1%
Contract assembly revenue	$398,614	$392,900	1.5%

The increase in our distribution revenue was primarily attributable to continued growth in our business primarily in the United States and Canada, including obtaining additional market share, increased business from our larger customers, improvement in our Canadian retail distribution business, overall increased demand for products through the IT distribution channel and contribution from our Azerty and Telpar acquisitions.

The increase in our distribution revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling prices of the products we sell.

The increase in contract assembly revenue was the result of increased demand from our primary contract assembly customer, Sun Microsystems.

Gross Profit:

	Nine Months Ended August 31, 2006	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Gross profit	$206,076	$171,668	20.0%
Percentage of revenue	4.47%	4.24%	5.4%

The increase in gross margin percentage was a result of higher margins in our distribution segment, mainly due to our focused efforts to improve our gross margin, including ongoing improvements in our pricing initiatives and increased value added service offerings, as well as customer and product mix. Our contract assembly gross margin percentage decreased due to changes in pricing and product mix with our largest contract assembly customer, Sun Microsystems, slightly offset by improved margin in our non-Sun assembly business.

Selling, General and Administrative Expenses:

	Nine Months Ended August 31, 2006	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$137,920	$117,120	17.8%
Percentage of revenue	2.99%	2.89%	3.5%

Selling, general and administrative expenses increased in the first nine months of fiscal 2006 from the prior year due to the incremental costs associated with our increased revenues, an increase in headcount for new and existing business initiatives, an increase in bad debt expenses, primarily due to increased collection risk from one customer and an increase in bonus expenses due to increased profitability. In addition we recorded $2.6 million in share-based compensation expense in the first nine months of fiscal 2006, primarily as a result of the adoption of SFAS No. 123(R) on December 1, 2005. These increases were partially offset by a $1.3 million decrease in deferred compensation expense and a $1.6 million restructuring charge incurred in the nine months ended August 31, 2005. Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $17.1 million for the nine months ended August 31, 2006, compared to $14.9 million in the prior year.

The restructuring charge in fiscal 2005 was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ Data Systems Limited, or EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $0.8 million and other costs of $0.1 million. All restructuring activities were within our distribution segment. The unpaid portion of the restructuring charge is included in the condensed consolidated balance sheets under the caption “Accrued liabilities.”

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest:

	Nine Months Ended August 31, 2006	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$68,156	$54,548	24.9%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$61,884	$44,491	39.1%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$6,272	$10,057	(37.6)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue for the nine months ended August 31, 2006 increased to 1.48% from 1.35% in the prior year primarily due to the increase in our revenue, the aforementioned improvements in gross profit and decrease in deferred compensation expense, partially offset by share-based compensation expense of $2.6 million and increase in selling, general and administrative expenses mentioned above. By segment, our distribution margin increased to 1.47% of distribution revenue from 1.22% in the prior year primarily for the same reasons noted above regarding our overall increase in income from continuing operations and our contract assembly margin decreased to 1.57% in the nine months ended August 31, 2006 from 2.56% in the prior year primarily due to the aforementioned pricing and product changes.

Interest Expense and Finance Charges, net:

	Nine Months Ended August 31, 2006	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$12,935	$11,108	16.5%

The increase in interest expense and finance charges, net was primarily a result of higher finance charges due to higher interest rates as compared to those in fiscal 2005 and higher debt levels due to our increase in business partially offset by an increase in interest income from our Mexico operation.

Other Income (Expense), net:

	Nine Months Ended August 31, 2006	Nine Months Ended August 31, 2005	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$56	$501	(88.8)%

The decrease in other income (expense), net was primarily due to a $1.3 million decrease in deferred compensation income, partially offset by $0.7 million loss associated with our investment in MCJ, which occurred in the nine months ended August 31, 2005, and $0.5 million related to the repayment of debt resulting from the acquisition of EMJ, also in the nine months ended August 31, 2005.

Provision for Income Taxes. Our effective tax rate was 34.8% in the nine months ended August 31, 2006 as compared with an effective tax rate of 38.3% in the prior year. The decrease in our effective tax rate from the first nine months of fiscal 2005 was primarily a result of higher profit in lower tax jurisdictions, and the utilization of net operating loss carry forward amounts and related valuation allowances at our Mexico operations, due to its profitability in the third fiscal quarter.

Minority Interest. Minority interest increased to $241 expense in the nine months ended August 31, 2006 from a benefit of $58 in the nine months ended August 31, 2005 primarily due to profitability at our Mexico operation.

Discontinued Operations: The results from the operations of SYNNEX K.K., prior to the sale, were as follows (in thousands):

	Nine Months Ended
	August 31, 2006	August 31, 2005
Revenue	$—	$64,477
Cost of revenue	—	(59,916)

Gross profit	—	4,561
Selling, general and administrative expenses	—	(3,170)

Income from operations before non-operating items, income taxes and minority interest	—	1,391
Interest expense and finance charges, net	—	(140)
Other income (expense), net	—	(245)

Income before income taxes and minority interest	—	1,006
Provision for income taxes	—	(434)
Minority interest	—	(61)

Net income	$—	$511

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

We had positive net working capital of $400.9 and $350.5 million at August 31, 2006 and November 30, 2005, respectively. We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

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

Net cash used in operating activities was $6.4 million in the nine months ended August 31, 2006. Cash used in operating activities in the nine months ended August 31, 2006 was primarily attributable to a net use of cash for working capital of $61.5 million partially offset by net income of $35.8 million and depreciation and amortization of $7.0 million. The cash used for working capital in the nine months ended August 31, 2006 was primarily due to increases in inventory, net deferred assets as a result of our multi-year contract from our Mexico operation and accounts receivable, partially offset by an increase in accounts payable. The fluctuations in these working capital balances were primarily related to overall higher revenue levels and a net decrease in sales of accounts receivable under our securitization program of $31.0 million.

Net cash used in investing activities was $11.7 million in the nine months ended August 31, 2006. Cash used in investing activities was primarily the result of purchase of short-term investments of $12.4 million, the acquisition of Azerty and Telpar for $12.7 million and $2.9 million, respectively and capital expenditures of $5.8 million offset by proceeds from sale of investments of $27.4 million.

Net cash provided by financing activities was $26.6 million in the nine months ended August 31, 2006 and was related to net proceeds from bank loans and lines of credit of $38.6 million primarily associated with borrowings for our Mexico operation for our long-term contract and proceeds from issuances of common stock of $8.5 million, offset by a decrease in cash overdraft of $20.5 million.

Capital Resources

Our cash and cash equivalents totaled $21.3 million and $13.6 million at August 31, 2006 and November 30, 2005, respectively.

Off-Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, which provides for the sale of up to $275.0 million of U.S. trade accounts receivable to two financial institutions. The program expires in August 2008. In connection with this program, substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells the accounts receivable to the financial institutions. Sales of the accounts receivable to the financial institutions under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivable not sold to the financial institutions are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing commercial paper rate of return plus 0.75% per annum. At August 31, 2006 and November 30, 2005, the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $189.1 million and $229.2 million, respectively. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•	a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2003 of not less than (i) the minimum net worth required under the arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year;

•	a fixed charge ratio for each rolling period from and after the closing of the arrangement of not less than 1.70 to 1.00. The fixed charge ratio is the ratio of EBITDA for the rolling period ending on such date to “fixed charges” for such period. Fixed charges means, with respect to any of our fiscal periods (a) cash interest expense during such period, plus (b) regularly scheduled payments of principal on our debt (other than debt owing under the amended arrangement, as defined) paid during such period, plus (c) the aggregate amount of all capital expenditures made by us during such period, plus (d) income tax expense during such period, plus (e) any dividend, return of capital or any other distribution in connection with our capital stock. Rolling period means as of the end of any of our fiscal quarters, the immediately preceding four fiscal quarters (including the fiscal quarter then ending); and

•	with respect to our wholly owned subsidiary, a net worth percentage of not less than 5.0%.

We also entered into a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada Limited in November 2005, which provides for the sale of up to C$100.0 million of U.S. and Canadian trade accounts receivable to a financial institution. The program expires in November 2006. In connection with this program all of SYNNEX Canada Limited’s U.S. and Canadian trade accounts receivable will be sold to the financial institution on a fully serviced basis. Sales of the accounts receivable to the financial institution under this program result in a reduction of total accounts receivable in our consolidated balance sheet. Our effective discount rate under the program is the prevailing bankers’ acceptance rate of return or prime rate in Canada plus 0.45% per annum. At August 31, 2006 and November 30, 2005 the amount of our accounts receivable sold to and held by the financial institutions under this accounts receivable securitization program totaled $54.6 and $45.6 million, respectively. The program contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We have also issued guarantees to certain vendors and other lenders of our subsidiaries for the total amount of $150.2 million as of August 31, 2006 and $76.4 million as of November 30, 2005. The year over year increase is primarily due to guarantees issued for our Mexico operation. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and expires in 2008. The Revolver’s maximum commitment is 40% of eligible inventory valued at the lower of cost or market, less liquidation reserve (as defined) up to a maximum borrowing of $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75%. There were no borrowings outstanding under the Revolver at August 31, 2006 or November 30, 2005.

SYNNEX Canada has a one-year revolving accounts receivable securitization program that provides for the sale of up to C$100 million of U.S. and Canadian trade accounts receivable to a financial institution. The program expires in November 2006. The effective discount rate is the prevailing bankers’ acceptance rate or prime rate in Canada plus 0.45% per annum. All of the assets sold under this securitization program do not qualify for off- balance sheet treatment. The balance outstanding at August 31, 2006 and November 30, 2005 for assets sold that did not qualify for off-balance sheet treatment was $0 and $26.4 million, respectively.

In May 2006, our Mexican subsidiary, SYNNEX Mexico, signed a secured term loan agreement, or Term Loan, with Deutsche Bank Mexico, S.A. as administrative agent, Bank of America Mexico, S.A. as a lender and certain other lenders who may become parties to the Term Loan, or collectively, the Lenders. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of any unpaid principal is November 24, 2009. The amount outstanding, under the term loan as of August 31, 2006 was MXP 720 million. The Term Loan contains customary financial covenants.

In connection with this program, we issued a guarantee of SYNNEX Mexico’s performance of its obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $10.5 and $9.5 million at August 31, 2006 and November 30, 2005, respectively. At August 31, 2006 and November 30, 2005, we had borrowings of $1.3 and $1.8 million, respectively, outstanding under these facilities.

Our various term loans, short-term borrowings and mortgages with financial institutions total approximately $67.3 and $1.5 million at August 31, 2006 and November 30, 2005, respectively. The expiration dates of these facilities range from 2006 to 2010. Future principal payments due under these term loans and mortgages, and payments due under our operating lease arrangements after August 31, 2006 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Contractual Obligations

Principal debt payments	$67,304	$19,833	$39,666	$7,805	$—
Interest on debt	10,975	5,562	5,163	250	—
Non-cancelable operating leases	60,092	11,274	21,196	16,743	10,879

Total	$138,371	$36,669	$66,025	$24,798	$10,879

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

In November 2005, the FASB issued FSP FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarify when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. They also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At August 31, 2006, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. FIN 48 will be applicable to the Company for the fiscal year beginning December 1, 2007. The Company is currently in the process of assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, Emerging Issues Task Force (“EITF”) issued consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning December 1, 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine-month period ended August 31, 2006 from our Annual Report on Form 10-K for the year ended November 30, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 26% of our total revenue in the nine months ended August 31, 2006 and approximately 28% of our total revenue in the nine months ended August 31, 2005. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2007. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

The majority of our borrowings and off-balance sheet arrangements are variable rate obligations that could expose us to interest rate risks. At August 31, 2006, we had approximately $312 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

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

Our revenues from contract assembly fluctuate due to product life cycles, product acceptance, pricing pressures and product demand from our customers. Sun Microsystems accounted for approximately $378 million or 95% of our contract assembly revenue in the nine months ended August 31, 2006 and approximately $366.4 million or 93% in the nine months ended August 31, 2005. Our contract assembly business will remain dependent on our relationship with Sun Microsystems in the foreseeable future, subjecting us to risks with respect to the success and life cycle of Sun Microsystems products we assemble and the pricing terms we negotiate with Sun Microsystems and our suppliers. Accordingly, if we are unable to assemble new and successful products for Sun Microsystems on appropriate pricing terms, our business and operating results would be adversely affected.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of August 31, 2006, we had 518 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In the nine months ended August 31, 2006 and 2005, approximately 21% and 20%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

As of August 31, 2006, we had approximately $68.6 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of August 31, 2006, approximately $243.7 million of our accounts receivable were sold to and held by several financial institutions under our accounts receivable securitization programs. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

We have international operations in Canada, China, Mexico and the United Kingdom. In the nine months ended August 31, 2006 and 2005, approximately 21% and 20%, respectively, of our total revenue was generated outside the United States. In the nine months ended August 31, 2006 and 2005, approximately 17% and 15%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 8.5% of Synnex Technology International and approximately 15.2% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.8% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.2% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 17.5% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of August 31, 2006, our executive officers, directors and principal stockholders owned approximately 51% of our common stock and this concentration of ownership allows them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of August 31, 2006, our executive officers, directors and principal stockholders owned approximately 51% of our outstanding common stock. In particular, MiTAC International Corporation, SYNNEX Technology International and UPC Technology Corporation are related entities, owned approximately 50% of our common stock.

MiTAC International Corporation, SYNNEX Technology International and UPC Technology Corporation own a controlling interest in us as of August 31, 2006. As a result, above three companies will be able to control the outcome of matters submitted to the stockholders including any acquisition or sale of us. In addition, MiTAC International’s interests and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of a decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, the New York Stock Exchange, or NYSE, has adopted revisions to its requirements for companies that are

NYSE-listed. These rules and regulations have increased our legal and financial compliance costs, and made some activities more time consuming or costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

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

Date: October 10, 2006

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