Form 10-K
period 2006-11-30
SYNNEX CORP
filed 2007-02-13
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange on February 1, 2007) was approximately $316,192,235. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 1, 2007, there were 30,894,096 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders to be held on March 20, 2007.

SYNNEX CORPORATION

2006 FORM 10-K

PART I

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will,” “provides” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC International, our regional strategy for our distribution operations, our distribution and contract assembly services, our strategy with respect to international operations, the effect of current and future legal proceedings, our IT infrastructure, our plan to continue our investment in IT services, our continued business expansion, our dependency on our relationships with our OEMs, adequacy of our facilities, expansion of our operations through investments or acquisitions, gross margin, selling, general and administrative expenses, fluctuations in future revenue and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, use of our working capital, thefts at our warehouses, market consolidation, expansion of our operations, competition, impact of new rules and regulations affecting public companies, expectations regarding dividends, our disclosure controls and procedures, statements regarding our securitization program and sources of revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under Item 1A, “Risk Factors,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

SYNNEX, the SYNNEX Logo, and all other SYNNEX company, product and services names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX and the SYNNEX Logo Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

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

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2006 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers.

In our distribution operations, we purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as HP, IBM, Intel, Lenovo and Microsoft and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. We currently distribute and market approximately 15,000 products (as measured by active SKUs) from over 100 OEM suppliers to more than 15,000 resellers.

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

We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong and expanding relationships with these OEMs and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in the United States, Canada, China, Mexico and the United Kingdom.

We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003.

Our Products and Suppliers

We distribute a full range of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 100 OEM suppliers, enabling us to offer comprehensive solutions to our reseller customers. Our primary OEM suppliers for the fiscal year ended November 30, 2006 and representative products we currently distribute for them include the following:

Supplier	Representative Products
Acer	Mobile PCs, Displays and Monitors
HP	Desktop and Mobile PCs, Printers, Imaging Products, Supplies, Servers, Storage Products
IBM	Servers, Storage Systems, Software
Intel	CPUs, Motherboards, Networking Products
Lenovo	Desktop and Mobile PCs
Lexmark	Printers and Supplies
Microsoft	Operating Systems, Application Software
Panasonic	Mobile PCs
Symantec	Security Software
Xerox	Printers and Supplies

During fiscal 2006, our distribution product mix by category was in the following ranges:

Product Category:
Peripherals	31%-35%
IT Systems	29%-33%
System Components	16%-20%
Software	10%-14%
Networking Equipment	4%-8%

Our largest OEM supplier is HP. Revenue from the sale of HP products represented approximately 25% and 28% of our revenue for fiscal 2006 and 2005, respectively. We entered into a U.S. Business Development Partner Agreement with HP on November 6, 2003, which governs our relationship with HP in the United States. The agreement remains in effect until May 31, 2007 unless terminated earlier in accordance with its terms. As is typical with our OEM supplier agreements, either party may terminate the agreement upon 30 days written notice. In addition, either party may terminate the agreement with cause upon 15 days written notice. “Cause” is not defined in the agreement. In the event the agreement is terminated for cause or if we in any way fail to perform any of our obligations under the agreement, any and all agreements between HP and us for the resale of any and all products, support and services will automatically terminate upon such default or termination. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Our subsidiaries in Canada and Mexico have territorial supplier agreements with subsidiaries of HP located in the same countries.

In addition to HP, we have distribution agreements with most of our suppliers. These agreements usually provide for nonexclusive distribution rights and pertain to specific geographic territories. The agreements are also generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. An OEM supplier that elects to terminate a distribution agreement will generally repurchase its products carried in our inventory.

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

Our Customers

Distribution

We currently distribute IT products to more than 15,000 resellers. Resellers are classified primarily by the end-users to which they sell as well as the services they provide. End-users include large corporations, governments, small-to medium-sized businesses, or SMBs, and personal users. In addition, resellers vary greatly in size and geographic reach. No reseller accounted for more than 10% of our total revenue in fiscal 2006 or 2005. Our reseller customers buy from us and other distributors and our larger reseller customers also buy certain products directly from OEM suppliers. Some of our largest reseller customers include Apptis, Business Depot, CDW and Insight.

Contract Assembly

The customers of our contract assembly business are IT product OEMs seeking to outsource product assembly and production logistics. Currently, our primary contract assembly customer is Sun Microsystems. No contract assembly customer accounted for more than 10% of our total revenue in fiscal 2006 or 2005. Sun Microsystems accounted for approximately 91% and 93% of our contract assembly revenue in fiscal 2006 and 2005, respectively.

Our Services

We offer a variety of services to our distribution and contract assembly customers, including the following:

Distribution

Distribution Services. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and fill orders for our reseller customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller customers.

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

Online Services. We maintain electronic data interchange and web-based communication links with many of our reseller customers. These links improve the speed and efficiency of our transactions with our reseller customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-application software that allows our resellers or their end-user customers to order software and take delivery online.

Financing Services. We offer our reseller customers a wide range of financing options, including net terms, third party leasing and floor plan financing, letters of credit and arrangements where we collect payments directly from the end-user. The availability and terms of our financing services are subject to our credit policies or those of third party financing providers to our reseller customers.

Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting specific resellers, including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows, database analysis, print on demand services and web-based marketing.

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

Assembly Services. We provide our OEM assembly customers with systems design and build-to-order, or BTO, and configure-to-order, or CTO, assembly capabilities. BTO assembly consists of building a group of systems with the same pre-defined specifications, generally for our OEM customers’ inventory. CTO assembly consists of building a customized system for an OEM customer’s individual order specifications. We possess adequate systems and assembly flexibility to produce both large and small volumes of products that include numerous configurations. We also offer production value-added services such as kitting, reconfiguration, asset tagging and hard drive imaging.

Joint Design and Manufacturing Services. We offer contract design and manufacturing services to OEMs through our relationship with our largest indirect stockholder, MiTAC International. MiTAC International’s design capabilities complement our system assembly capabilities and allow us to deliver a complete design-to-delivery solution for our OEM customers.

Sales and Marketing

As of November 30, 2006, we employed 1,015 sales, marketing and demand generation services professionals. We serve our large commercial and government reseller customers through dedicated sales professionals. We market to smaller resellers through dedicated regional sales teams. In addition, we have dedicated product marketing and sales specialists that focus on the sale and promotion of the products of selected suppliers. These specialists are also directly involved in establishing new relationships with leading OEMs to create demand for their products and services and with resellers for their customers’ needs. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities, promoting sales growth and ensuring customer satisfaction. We have sales offices in North America, Latin America and Asia and attempt to locate our sales and marketing professionals in close proximity to our reseller customers.

We also have a sales team dedicated to cultivating new contract assembly opportunities with IT product OEMs. On selected opportunities, this team works with MiTAC International representatives to offer OEMs comprehensive outsourced supply chain solutions. This joint sales effort enables us to deliver complete design-to-delivery solutions for our OEM customers.

Our Operations

Distribution

We operate 20 distribution facilities in the United States, Canada, China and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. In North America, our distribution facilities are geographically dispersed to be near end-users and reseller customers. This regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

Our proprietary IT systems and processes enable us to automate many of our distribution operations. For example, we use radio frequency and bar code scanning technologies in all of our warehouse operations to maintain real time inventory records, facilitate frequent cycle counts and improve the accuracy of order fulfillment. We use palm readers to capture real time labor cost data enabling efficient management of our daily labor costs. We also scan and archive receiving documents and generate electronic freight out vouchers to streamline our accounts payable administration.

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

Contract Assembly

We operate our principal assembly facilities in the United States and the United Kingdom. In our contract assembly business, we source materials, assemble IT systems, and ship completed products on behalf of our OEM customers. We generally assemble IT systems, including workstations and servers, by incorporating system components from our distribution inventory and other sources. Additionally, we perform production value-added services, including kitting, asset tagging, hard drive imaging and reconfiguration. Our contract assembly facilities are ISO 9001:2000 certified.

We focus on system level contract assembly rather than full service manufacturing in order to minimize our capital investments in our assembly business. Because of the variability of our assembly orders, our assembly workforce is predominantly comprised of temporary workers. We also partner with MiTAC International to provide certain manufacturing capabilities, including design and printed circuit board assembly as these activities require extensive capital investments and labor.

International Operations

Approximately 21% and 20% of our total revenue for fiscal 2006 and 2005, respectively, originated outside of the United States. A key element in our business strategy has been to expand our global presence in order to provide our distribution and contract assembly capabilities to OEMs in locations that meet their regional requirements. Consistent with this strategy, we have established international operations in Canada, China, Mexico and the United Kingdom.

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

Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased. In addition, the purchasing group utilizes an internally developed, proprietary information systems application tool, which further aids the purchasing group in forecasting future product demand based on several factors, including past sales levels, expected product life cycle and current and projected economic conditions. Our information system tools also track warehouse and channel inventory levels and open purchase orders on a real time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation allows for greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders, on a more frequent basis. Furthermore, our system tools also allow for automated checks and controls to prevent the generation of inaccurate orders.

The purchasing group is supported by employees based in China, who handle daily back office routine functions such as purchase order issuance, changes to purchase orders and returns. Having a purchasing support team in China allows us to benefit from highly skilled and lower cost labor.

Managing our OEM supplier incentive programs is another critical function of our purchasing group. We attempt to maximize the benefits of incentives, rebates and volume and early payment discounts that our OEM suppliers offer us from time to time. We carefully evaluate these purchasing benefits relative to our product handling and carrying costs so that we do not overly invest in our inventory. We also closely monitor inventory levels on a product-by-product basis and plan purchases to take advantage of OEM supplier provided price protection. By managing inventory levels at each of our regional distribution facilities, we can minimize our shipping costs by stocking products near to our resellers and their end-user customers.

Financial Services

We offer various credit terms to our customers as well as prepayment, credit card and cash on delivery terms. We also collect outstanding accounts receivable on behalf of our reseller customers in certain markets. In issuing credit to our reseller customers, we closely and continually monitor their creditworthiness through our information systems, which contain detailed information on each customer’s payment history, as well as through periodic detailed credit file reviews by our financial services staff. In addition, we participate in a North American credit association whose members exchange customer credit rating information. We have also purchased credit insurance in some geographies to further control credit risks. Finally, we establish reserves for estimated credit losses in the normal course of business.

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

To allow our customers and suppliers to communicate and transact business with us in an efficient and consistent manner, we have implemented a mix of proprietary and off-the-shelf software programs, which integrate our IT systems with those of our customers and suppliers. In particular, we maintain EDI and web-based communication links with many of our reseller customers to enable them to search for products, check real time price, inventory availability and specifications, place and track orders, receive invoices and process returns. We plan to continue making significant investments in our IT systems to facilitate the flow of information, increase our efficiency and lower transaction costs.

Competition

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution and contract assembly industries are characterized by intense competition, based primarily on product availability, credit terms and availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, technological capabilities, product quality, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers.

Our current major competitors in IT product distribution include Bell Microproducts, Ingram Micro, ScanSource and Tech Data and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers, which also sell directly to resellers and end-users. The distribution industry has recently undergone, and continues to undergo, major consolidation. During this period, a number of significant players within the IT distribution industry exited or merged with other players within the distribution market. We have participated in this consolidation through our acquisitions of Merisel Canada, Gates/Arrow, EMJ Data Systems Limited and Azerty United Canada, and we are continuing to evaluate other opportunities.

We constantly seek to expand our business into areas primarily related to our core distribution business as well as other support, logistic and value-added services. As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors.

Our current competitors in contract assembly include Benchmark Electronics, Sanmina, SCI and Solectron, as well as other electronic manufacturing service providers and original design manufacturers. We also face competition from the manufacturing and assembly operations of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing and assembly compared to outsourcing.

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

Employees

As of November 30, 2006, we had 2,647 full-time employees, including 1,015 in sales, marketing and demand generation services professionals, 1,261 in distribution and assembly operations, and 371 in executive, finance, IT and administration. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our production capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled approximately 738, on a full-time equivalent basis, at November 30, 2006. Our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

Our website is http://www.synnex.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission (“SEC”). Information contained on our website is not a part of this report. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics.

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

The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you buy our common stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and life of the products we assemble and distribute;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights; and

•	the impact of acquisitions we make.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 25% of our total revenue in fiscal 2006 and approximately 28% of our total revenue in fiscal 2005. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2007. The loss or deterioration of our relationship with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its sales agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, rebates and marketing programs available to us. From time to time, we may conduct business with a supplier without a formal agreement because the agreement has expired or otherwise. In such case, we are subject to additional risk with respect to products, warranties and returns, and other terms and conditions. If we are unable to pass the impact of these changes through to our reseller customers, our business, financial position and operating results could be adversely affected.

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

The IT products industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Most of our OEM suppliers offer limited protection from the loss in value of inventory. For example, we can receive credit from many OEM suppliers for products held in inventory in the event of a supplier price reduction. In addition, we have a limited right to return a certain percentage of purchases to most OEM suppliers. These policies are subject to time restrictions and do not protect us in all cases from declines in inventory value. In addition, our OEM suppliers may become unable or unwilling to fulfill their protection obligations to us. The decrease or elimination of price protection or the inability of our OEM suppliers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our OEM suppliers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, either of which may harm our business, financial position and operating results.

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

Our total borrowings and off balance sheet arrangements are variable rate obligations that could expose us to interest rate risks. At November 30, 2006, we had approximately $442.6 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

A portion of our revenue is financed by floor plan financing companies and any termination or reduction in these financing arrangements could increase our financing costs and harm our business and operating results.

A portion of our distribution revenue is financed by floor plan financing companies. Floor plan financing companies are engaged by our customers to finance, or “floor,” the purchase of products from us. In exchange for a fee, we transfer the credit risk on the sale of our products to the floor plan companies. We currently receive payment from these financing companies within approximately 15 to 30 days from the date of the sale, which allows our business to operate at much lower relative working capital levels than if such programs were not available. If these floor plan arrangements are terminated or substantially reduced, the need for more working capital and the increased financing cost could harm our business and operating results. We have not experienced any termination or significant reduction in floor plan arrangements in the past.

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

From time to time, we have experienced incidents of theft at various facilities. In fiscal 2003 and fiscal 2005 we experienced theft as a result of break-ins at four of our warehouses in which approximately $12.9 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States.

In March 2005, approximately $4.0 million of inventory was stolen from our facility in the City of Industry, California. We subsequently recovered approximately $0.5 million through law enforcement and federal authorities. We filed a claim with our insurance provider for the amount of the loss, less a small deductible. We have received substantially all of the claimed amount.

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. In the future, incidents of theft may recur for which we may not be fully insured.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

Sales to our primary contract assembly customer, Sun Microsystems were approximately $494.0 million or 91% of our contract assembly revenue in fiscal 2006 and approximately $486.0 million or 93% in fiscal 2005. Our contract assembly business will remain dependent on our relationship with Sun Microsystems in the foreseeable future, subjecting us to risks with respect to the success and life cycle of Sun Microsystems products we assemble and the pricing terms we negotiate with Sun Microsystems and our suppliers. Accordingly, if we are unable to assemble new and successful products for Sun Microsystems on appropriate pricing terms, our business and operating results would be adversely affected.

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

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products or billing customers. Sales also may be affected if our reseller customers are unable to access our price and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers or reseller customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers or reseller customers from accessing information. The occurrence of any of these events could have an adverse effect on our business and operating results.

We rely on independent shipping companies for delivery of products, and price increases or service interruptions from these carriers could adversely affect our business and operating results.

We rely almost entirely on arrangements with independent shipping companies, such as FedEx and UPS, for the delivery of our products from OEM suppliers and delivery of products to reseller customers. Freight and shipping charges can have a significant impact on our gross margin. As a result, an increase in freight surcharges due to rising fuel cost or general price increases will have an immediate adverse effect on our margins, unless we are able to pass the increased charges to our reseller customers or renegotiate more favorable terms with our OEM suppliers. In addition, in the past, UPS has experienced work stoppages due to labor negotiations with management. The termination of our arrangements with one or more of these independent shipping companies, the failure or inability of one or more of these independent shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business and operating results.

Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of November 30, 2006, we had 624 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In fiscal 2006 and 2005, approximately 21% and 20%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT products industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT products industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Robert Huang, our President and Chief Executive Officer and Jim Estill, the President and Chief Executive Officer of SYNNEX Canada Limited, all other employees and executives, generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

We are from time to time, involved in other litigation in the ordinary course of business. For example, we are currently defending a trademark infringement action and a civil matter involving third party investors in eManage.com, we may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management.

Because of the capital intensive nature of our business, we need continued access to capital, which, if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

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

As of November 30, 2006, we had approximately $98.8 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. As of November 30, 2006, approximately $343.8 million of our accounts receivable were sold to and held by three financial institutions under our accounts receivable securitization programs. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation, our ability to obtain adequate insurance at reasonable rates or require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico and the United Kingdom. In fiscal 2006 and 2005, approximately 21% and 20%, respectively, of our total revenue was generated outside the United States. In fiscal 2006 and 2005, approximately 17% and 16%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

•	political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting of accounts receivable on a timely basis or at all;

•	taxes; and

•	seasonal reductions in business activity in some parts of the world.

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

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract assembly customers, including Sun Microsystems, our primary contract assembly customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms on a project-by-project basis, based on manufacturing services rendered by MiTAC International or us. As MiTAC’s ownership interest in us decreases, MiTAC’s interest in the success of our business and operations may decrease as well. In the event MiTAC International were to no longer provide such services and components to us, we would need to find an alternative source for these services and components. We may be unable to obtain alternative services and components on similar terms, which may in turn increase our manufacturing costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results.

Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there has not been a significant amount of sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement has an initial term of one year and automatically renews for subsequent one-year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice (a) of the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Sun Microsystems under which we work with MiTAC International to provide contract assembly services to Sun Microsystems.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. For fiscal 2006, Mr. Miau received a retainer of $225,000 from us. Compensation payable to Mr. Miau is based upon the approval of the

Compensation Committee. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee. Both our Audit Committee and Compensation Committee are composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.2% of Synnex Technology International and approximately 8.5% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.8% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.2% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 17.4% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of November 30, 2006, our executive officers, directors and principal stockholders owned approximately 48% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of November 30, 2006, our executive officers, directors and principal stockholders owned approximately 48% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 47% of our common stock.

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

The IT industry in which we operate has experienced decreases in demand. Softening demand for our products and services may be caused by an economic downturn and over-capacity, as well as problems with the salability of inventory and collection of reseller customer receivables.

While in the past we may have benefited from consolidation in our industry resulting from delays or reductions in IT spending in particular, and economic weakness in general, any such volatility in the IT industry could have an adverse effect on our business and operating results.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission, or SEC, regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended November 30, 2006, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board or FASB, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing due to adoption of SFAS 123(R) – “Share-Based Payment” that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

Anti-takeover provisions in our restated certificate of incorporation may make it more difficult for someone to acquire us in a hostile takeover.

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

In addition, our restated certificate of incorporation contains certain provisions that, together with the ownership position of our officers, directors and their affiliates, could discourage potential takeover attempts and make attempts by stockholders to change management more difficult, which could adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who covers us were to downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are subject to additional rules and regulations as a public company, which will increase our administration costs which in turn could harm our operating results.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties

Our principal executive offices are located in Fremont, California. We operate more than 40 distribution, assembly and administrative facilities in five different countries encompassing a total of approximately 2.5 million square feet. We lease each of these facilities, except a 62,500 square foot sales and marketing facility in Greenville, South Carolina, a 100,000 square foot distribution center in Markham, Ontario, Canada a 41,000 square foot administrative facility in Beijing, China and a 124,400 square foot administrative and assembly facility in Telford, United Kingdom, which we own. In the United States, we operate 20 principal facilities with a total area of approximately 1.7 million square feet of space. Leases for our current facilities expire between December 2006 and February 2014. Our principal assembly facility is located in Fremont, California and our principal distribution facilities are located in Edison, New Jersey, Memphis, Tennessee, Los Angeles, California and Toronto, Ontario. We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current operating needs.

Item 3.    Legal Proceedings

We are from time to time involved in legal proceedings, including the following:

In May 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against us and our Canadian subsidiary, SYNNEX Canada Limited. The suit claims that we have infringed on Seanix’s exclusive rights to its Canadian trademark registration and caused confusion between the two companies resulting from, among other things, our use of trademarks confusingly similar to the Seanix trademarks. The complaint seeks injunctive relief and monetary damages in an amount to be determined. Substantial discovery has taken place; however, no trial date has been set.

In May 2002, Acropolis Systems, Inc. and Tony Yeh filed a civil suit in Santa Clara County California Superior Court against us, Robert Huang, C. Kevin Chuang and Stephen R. Bowling. The suit alleges violation of California securities laws, fraud and concealment and breach of contract resulting from, among other things, failure to disclose the existence of a lien in favor of us on the assets of eManage.com Inc. prior to entering into stock purchase agreements for shares of eManage.com stock. At the time of this stock purchase, we were the majority stockholders of eManage.com. The complaint seeks monetary damages in the amount of approximately $2.0 million. Substantial discovery has taken place and a trial date has been set for June 2007.

In September 2004, the United States Bankruptcy Court for the Northern District of Texas entered judgment in favor of DSLangdale Two, LLC and DSLangdale Three, LLC, Inc. in the amount of $4.2 million against Daisytek (Canada), Inc., a former wholly owned subsidiary of EMJ Data Systems Limited, a company that we acquired in September 2004. This lawsuit was subsequently settled for $4.6 million in May 2006. This settlement did not result in any additional liability in fiscal 2006.

In addition, we have been involved in various bankruptcy preference actions where we were a supplier to the companies now in bankruptcy. These preference actions are filed by the bankruptcy trustee on behalf of the bankrupt estate and generally seek to have payments made by the debtor within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankruptcy estate’s creditors. We are not aware of any currently pending preference actions.

From time to time, we are also involved in legal proceedings in the ordinary course of business.

We do not believe that these proceedings will have a material adverse effect on our results of operations, financial position or cash flows of our business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of November 30, 2006:

Name	Age	Position
Robert Huang	61	President, Chief Executive Officer and Director
Peter Larocque	45	President, US Distribution
Jim Estill	49	President and Chief Executive Officer, SYNNEX Canada Limited
John Paget	57	President, Technology Solutions Division
Dennis Polk	40	Chief Operating Officer and Chief Financial Officer
Simon Leung	41	General Counsel and Corporate Secretary

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

Peter Larocque is our President, U.S. Distribution since July 2006 and previously served as Executive Vice President of Distribution since June 2001, Senior Vice President of Sales and Marketing from September 1997 until June 2001. Mr. Larocque is responsible for our U.S. distribution business. Mr. Larocque received a Bachelor of Science degree in Economics from the University of Western Ontario, Canada.

Jim Estill joined SYNNEX Canada Limited in September 2004 as President and Chief Executive Officer after the acquisition of EMJ Data Systems Limited by SYNNEX Canada. Mr. Estill founded EMJ in 1979 and was President and Chief Executive Officer of EMJ. Mr. Estill received a Bachelor of Science degree in Systems Design Engineering and a Professional Engineering degree from the University of Waterloo, Ontario.

John Paget was our President, Technology Solutions Division and previously served as our President of North America and Chief Operating officer from May 2004 to July 2006. He previously held the position of Senior Vice President and General Manager of GE Technology Financial Services, a part of GE Commercial Finance, a General Electric company since January 2003. Prior to GE Technology Financial Services, Mr. Paget served as President and Chief Executive Officer of GE Access, a worldwide distributor of Unix Products. Throughout his tenure at GE Access, Mr. Paget held a variety of executive management positions in sales and operations and was with the company since 1997. Mr. Paget received a B.S. in Administrative Services from Pepperdine University. Effective February 2007, Mr. Paget has resigned from our Company.

Dennis Polk is our Chief Operating Officer and Chief Financial Officer and served in this capacity since July 2006 and previously served as Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University and is a Certified Public Accountant.

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

	Price Range of Common Stock
	Low	High
Fiscal 2005
First Quarter	$20.65	$24.63
Second Quarter	$13.45	$23.17
Third Quarter	$15.20	$18.95
Fourth Quarter	$15.32	$18.08

Fiscal 2006
First Quarter	$15.11	$19.09
Second Quarter	$16.90	$19.76
Third Quarter	$16.20	$23.00
Fourth Quarter	$20.94	$23.87

As of February 1, 2007, our common stock was held by 539 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities place restrictions on our ability to pay dividends.

Stock Price Performance Graph

The stock price performance graph below, which assumes a $100 investment on November 25, 2003 and reinvestment of any dividends, compares our cumulative total shareowner return (assuming reinvestment of dividends), the NYSE Composite Index and the Standard Industrial Classification (“SIC”) Code Index (SIC Code 5045—Computer and Computer Peripheral Equipment and Software) for the period beginning November 25, 2003 through November 30, 2006. The closing price per share of our common stock was $22.71 on November 30, 2006. No cash dividends have been declared on our common stock since the initial public offering. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Total Return Analysis	11/25/2003	11/30/2003	11/30/2004	11/30/2005	11/30/2006
SYNNEX Corporation	100.00	100.35	150.70	110.21	159.93
SIC Code Index	100.00	100.00	121.62	112.58	129.92
NYSE Market Index	100.00	100.00	114.68	127.65	148.46

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related Notes included in Item 7 of this Report. The selected consolidated statement of operations and cash flow data presented below for the fiscal years ended November 30, 2006, 2005 and 2004 and the consolidated balance sheet data as of November 30, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and other data for the fiscal years ended November 30, 2003 and 2002 and the consolidated balance sheet data as of November 30, 2004, 2003 and 2002 have been derived from our consolidated financial statements that are not included in this Report. The consolidated statements of operations data generally include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 4 to our consolidated financial statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$6,343,514	$5,640,769	$5,150,447	$3,944,886	$3,596,265
Cost of revenue	(6,058,155)	(5,402,211)	(4,935,075)	(3,766,518)	(3,432,089)

Gross profit	285,359	238,558	215,372	178,368	164,176
Selling, general and administrative expenses	(189,117)	(159,621)	(137,712)	(121,352)	(114,657)

Income from continuing operations before non-operating items, income taxes and minority interest	96,242	78,937	77,660	57,016	49,519
Interest expense and finance charges, net	(16,659)	(17,036)	(7,959)	(7,007)	(6,182)
Other income (expense), net	570	1,559	(900)	(3,478)	1,169

Income from continuing operations before income taxes and minority interest	80,153	63,460	68,801	46,531	44,506
Provision for income taxes	(28,320)	(23,912)	(23,091)	(17,090)	(16,680)
Minority interest in subsidiary	(448)	58	376	267	49

Income from continuing operations	51,385	39,606	46,086	29,708	27,875
Income from discontinued operations, net of tax	—	511	479	288	157
Gain on sale of discontinued operations, net of tax	—	12,708	—	—	—

Net income	$51,385	$52,825	$46,565	$29,996	$28,032

Net income per common share, basic:
Income from continuing operations	$1.73	$1.39	$1.73	$1.34	$1.26
Discontinued operations	—	0.46	0.01	0.02	0.01

Net income per common share, basic	$1.73	$1.85	$1.74	$1.36	$1.27

Net income per common share, diluted:
Income from continuing operations	$1.61	$1.27	$1.53	$1.21	$1.15
Discontinued operations	—	0.43	0.02	0.01	0.01

Net income per common share, diluted	$1.61	$1.70	$1.55	$1.22	$1.16

	November 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,881	$13,636	$28,726	$22,079	$15,503
Working capital	416,865	350,529	316,935	217,397	200,021
Total assets	1,382,734	1,082,488	999,697	789,928	629,075
Current borrowings under term loans and lines of credit	50,834	28,548	74,996	69,464	19,685
Long-term borrowings	47,967	1,153	13,074	8,134	38,714
Total stockholders’ equity	511,546	437,225	369,656	252,814	213,218

	Fiscal Years Ended November 30,
	2006	2005	2004	2003	2002
	(in thousands)
Other Data:
Depreciation and Amortization	$9,781	$8,778	$7,845	$7,412	$8,337

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our services, economic and industry trends, thefts at our warehouses, gross margin, selling, general and administrative expense, our estimates regarding our capital requirements and our needs for additional financing, expenses related to the expansion of our operations, effect of future expansion on our operations, critical accounting policy effects, impact of new accounting pronouncements, use of our working capital, and statements regarding our securitization program and sources of revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry and fluctuations in general economic condition and the risks set forth above under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2006 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers.

Because we offer distribution, contract assembly and demand generation marketing, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly facilities in the United States, Canada, China, Mexico and the United Kingdom.

Revenue and Cost of Revenue

We derive our revenue primarily through the distribution of IT systems, peripherals, system components, software and networking equipment, and, to a lesser extent, from contract assembly. We recognize revenue in both our distribution and contract assembly operations generally as products are shipped, if a purchase order exists, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. Our distribution sales are made to reseller customers on a purchase order basis and generally relate to a specific order from a reseller’s end-user customer. Our contract assembly sales are generated from specific purchase orders received from our OEM customers for a specified unit quantity. We generally do not have long-term sales agreements with our reseller or contract assembly customers.

Revenue from our distribution business represented approximately 91%, 91% and 89% of our total revenue in fiscal 2006, 2005 and 2004, respectively. In our distribution business, our primary customers are resellers. None of our reseller customers accounted for more than 10% of our total revenue in fiscal 2006, 2005 or 2004. Approximately 25%, 28% and 28% of our total revenue in fiscal 2006, 2005 and 2004, respectively, was derived from the sale of HP products. Most of our remaining distribution revenue is derived from the distribution of IT products of a relatively small number of other suppliers.

Approximately 9%, 9% and 11% of our total revenue in fiscal 2006, 2005 and 2004, respectively, was derived from our contract assembly business. We provide contract assembly services primarily to IT product OEMs. Our contract assembly revenue is dependent on a small number of customers. Revenue from contract assembly provided to Sun Microsystems accounted for less than 10% of our total revenue in fiscal 2006 and 2005 and approximately 10% of our total revenue in 2004. Sun Microsystems accounted for approximately 91%, 93% and 93% of our contract assembly revenue in fiscal 2006, 2005 and 2004, respectively.

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

Margins

The IT product distribution and contract assembly industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated between 4.2% and 4.5% annually over the past three years due to changes in the mix of products we sell, customers we sell to, competition, seasonality and the general economic environment. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin has also fluctuated between 1.40% and 1.52% annually over the past three years, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our distribution and contract assembly revenue and the timing of our acquisitions and investments.

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

During the fiscal year ended November 30, 2006, we completed the following acquisitions:

On April 28, 2006, we acquired the assets of the Telpar distribution segment of Peak Technologies, Inc., or Telpar, for approximately $3.3 million. Telpar sold auto-ID, data capture and point of sales products and services. The Telpar business has been fully integrated within our distribution segment. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $429,000 has been recognized as intangible assets.

On June 9, 2006, we acquired substantially all of the assets of the Azerty United Canada ink and toner distribution business of United Stationers Supply Company, or Azerty, for approximately $14.3 million. The Azerty acquisition strengthens our position in printer supplies distribution in Canada. The Azerty business has been fully integrated within our distribution segment. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $1.3 million has been recognized as goodwill and $114,000 has been recognized as intangible assets.

On September 14, 2006, our wholly owned subsidiary, BSA Sales, LLC, or BSA Sales, acquired all of the outstanding capital stock of Concentrix Corporation or Concentrix based in Rochester, New York for approximately $8.0 million. Concentrix is an integrated marketing company that provides call center, database analysis, and print on demand services to customers in the transportation, publishing, banking, healthcare and high technology industries. Concentrix’s business strategy complements and expands our resources and capabilities of our demand generation business. The acquisition agreement allowed for an earnout payment of $2.5 million to be paid if certain milestones were met in the first 120 days after the acquisition. The defined milestones were not achieved and no earnout payment will be paid on this transaction. We have accounted for the acquisition of capital stock as a purchase and accordingly the excess of the purchase price over the fair value of identifiable net assets acquired of $4.2 million has been recognized as goodwill and $3.8 million has been recognized as intangible assets. The valuation of the identifiable intangible assets acquired was based on management’s estimates using a valuation report prepared by an independent third party. The Concentrix and BSA Sales operations have been merged under the name of Concentrix Corporation effective December 1, 2006.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination as defined by the Securities and Exchange Commission. As such, they were not subject to the disclosure requirements of SFAS No. 141. However, we believe that disclosures provided herein are useful to the understanding of the goodwill and intangible assets activities through November 30, 2006.

During the fiscal year ended November 30, 2005, we did not acquire any businesses and divested two of our subsidiaries, SYNNEX K.K. and EMJ America, Inc.

In May 2005, we sold approximately 93% of the equity in SYNNEX K.K., our Japan subsidiary, to MCJ Company Limited, or MCJ, a Japan based public company. We sold our Japan distribution business, as it was not strategic to our current North American focused distribution and assembly business model. We received shares of MCJ stock as consideration for SYNNEX K.K. We were restricted from selling the MCJ stock until one year after the sale date. As a result of this equity investment, we recorded the gains or losses on our investment in each period, based on the closing price of MCJ stock. These non-operating gains or losses are reported in “Other income (expense), net.” In order to reduce the risk of holding the MCJ shares, we entered into several forward contracts to sell MCJ shares for a fixed price in April 2006. All the contracts were settled in April, 2006 and there were no contracts outstanding as of November 30, 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by the Company.

In June 2005, we sold the operations of our EMJ America, Inc. subsidiary to the management team of EMJ America. EMJ America was a subsidiary of our Canadian-based subsidiary EMJ Data Systems Limited, or EMJ, and was not in the same business as EMJ. The operations of our EMJ America subsidiary were not material to us.

Economic and Industry Trends

Our revenue is highly dependent on the end-market demand for the IT products that we distribute and assemble. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT distribution industry and increased price based competition.

Seasonality

Our operating results are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.

Deferred Compensation Plan

We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on unpaid amounts. Interest expense on the deferred amounts is classified in “Interest expense and finance charges, net” on our consolidated statement of operations. The plan allows for the participants to direct investments of deferred amounts in equity securities. These equity investments are classified as trading securities. GAAP requires that gains (losses) on the deferred compensation equity securities be recorded in “Other income (expense), net” and that an equal amount be charged (or credited if losses) to “Selling, general and administrative expenses” relating to compensation amounts which are payable to the plan participants. Deferred compensation expense was $1.1 million, $1.6 million, and $243,000 in fiscal 2006, 2005 and 2004, respectively.

Unearned Share-Based Compensation

In prior years, in connection with the granting of restricted stock and employee stock options that had exercise prices determined to be below fair market value on the date of grant, we recorded unearned share-based compensation. Unearned share-based compensation represents the difference between the fair market value of our common stock on the date of grant and either the exercise price of stock options or the fair market value of restricted stock awards, as the case may be. Unearned share-based compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable stock options or restricted stock awards, generally five years, using the straight-line method. Our share-based compensation expense relates to stock options granted to individuals and is reflected in selling, general and administrative expenses. The balance of the unearned share-based compensation was $1.6 million as of November 30, 2005, due to the issuance of restricted stock and stock options. The balance of unearned share-based compensation was reclassified to additional paid-in capital upon adoption of SFAS No. 123(R), effective December 1, 2005.

Share-based compensation expense was $3.7 million, $28,000 and $202,000 in fiscal 2006, 2005 and 2004, respectively.

Insurance Coverage

From time to time, we have experienced incidents of theft at various facilities. In fiscal 2003 and fiscal 2005 we experienced theft as a result of break-ins at four of our warehouses in which approximately $12.9 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States. As a result of the losses in 2003, we reduced our inventory value by $9.4 million, and recorded estimated proceeds, net of deductibles as a receivable from our insurance company, included within “Other current assets” on our balance sheet as of November 30, 2003. In January 2004 we received a final settlement from our insurance company that amounted to substantially all of the receivable recorded as of November 30, 2003.

In March 2005, approximately $4.0 million of inventory was stolen from our facility in the City of Industry, California. We subsequently recovered approximately $0.5 million through law enforcement and federal authorities. We filed a claim with our insurance provider for the amount of the loss, less a small deductible. We have received substantially all of the claimed amount.

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. There is no assurance that future incidents of theft will not recur.

Critical Accounting Policies and Estimates

The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including those that relate to accounts receivable, vendor programs, inventories, intangible assets and other long-lived assets, share-based compensation, income taxes, and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue generally as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of resulting receivables is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by us. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

We purchase licensed software products from original equipment manufacturer or OEM vendors and distribute them to customers. Revenue is recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection is determined to be probable. Subsequent to the sale of software products, we generally have no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

Our Mexico operation entered into a multi-year contract to sell equipment to a contractor that provides equipment and services to the Mexican government. Under the agreement, the Mexican government makes payments into our account. The payments on this contract by the Mexican government are generally due on a monthly basis and are contingent upon the contractor continuing to provide services to the government. We recognize product revenue and cost of revenue on a straight-line basis over the term of the contract.

Share-Based Compensation. Effective December 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” or SFAS No. 123, which was superseded by SFAS No. 123(R). We applied the provisions of Staff Accounting Bulletin No. 107 relating to SFAS No. 123(R).

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. In estimating our allowance, we take into consideration the overall quality and aging of our receivable portfolio, our continuing credit evaluation of our customers’ financial condition, current economic trends, historical experience with collections and collateral obtained from our customers in certain circumstances.

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

Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. These write-downs are reflected in our cost of revenue. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturns, rapid product improvements and technological changes, our ability to return to OEM suppliers a certain percentage of our purchases, and protection from loss in value of inventory under our OEM supplier agreements.

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

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Fiscal Years Ended November 30,
	2006	2005	2004
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(95.50)	(95.77)	(95.82)

Gross profit	4.50	4.23	4.18
Selling, general and administrative expenses	(2.98)	(2.83)	(2.67)

Income from continuing operations before non-operating items, income taxes and minority interest	1.52	1.40	1.51
Interest expense and finance charges, net	(0.26)	(0.30)	(0.15)
Other income (expense), net	0.01	0.03	(0.02)

Income from continuing operations before income taxes and minority interest	1.27	1.13	1.34
Provision for income taxes	(0.45)	(0.43)	(0.45)
Minority interest in subsidiaries	(0.01)	—	—

Income from continuing operations	0.81	0.70	0.89
Income from discontinued operations, net of tax	—	0.01	0.01
Gain on sale of discontinued operations, net of tax	—	0.23	—

Net income	0.81%	0.94%	0.90%

Fiscal Years Ended November 30, 2006 and 2005

Revenue.

	Year Ended November 30, 2006	Year Ended November 30, 2005	% Change
	(in thousands)	(in thousands)
Revenue	$6,343,514	$5,640,769	12.5%
Distribution revenue	$5,800,293	$5,120,824	13.3%
Contract assembly revenue	$543,221	$519,945	4.5%

The increase in our distribution revenue was primarily attributable to continued growth in our business in the United States and Canada, including obtaining additional market share, overall increased demand for products through the IT distribution channel and increased selling and marketing efforts. Our distribution revenue also increased due to our focus on our new enterprise and consumer electronics distribution divisions and contribution from our Azerty, Telpar and Concentrix acquisitions.

The increase in contract assembly revenue was the result of increased demand from our primary contract assembly customer, Sun Microsystems, as well as increase in demand and customer count in our non-Sun assembly business.

The increase in our revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, vendor direct sales models, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

Gross Profit.

	Year Ended November 30, 2006	Year Ended November 30, 2005	% Change
	(in thousands)	(in thousands)
Gross profit	$285,359	$238,558	19.6%
Percentage of revenue	4.50%	4.23%	6.4%

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses.

The increase in gross margin percentage was a result of higher margins in our distribution segment, mainly due to our focused efforts on all aspects of our gross margin, including ongoing improvements in our pricing initiatives and increased value-added service offerings, as well as customer and product mix. Our contract assembly gross margin percentage decreased due to changes in pricing and product mix with our largest contract assembly customer, Sun Microsystems, partially offset by an improvement in margin in our non-Sun assembly business.

While we currently do not expect any significant change in our total gross margin, it may decrease in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses.

	Year Ended November 30, 2006	Year Ended November 30, 2005	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$189,117	$159,621	18.5%
Percentage of revenue	2.98%	2.83%	5.3%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, distribution and contract assembly operations and administration. Selling, general and administrative expenses also include share-based compensation expense, deferred compensation expense or income, temporary personnel fees, costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and amortization expense on our intangible assets, offset by reimbursements from OEM suppliers.

Selling, general and administrative expenses increased in fiscal 2006 from the prior year, primarily as a result of incremental expenses associated with our increased revenue, an increase in headcount for new and existing business initiatives, continued investments in all aspects of our business, additional expenses associated with our acquisition and integration of Telpar, Azerty and Concentrix and share-based compensation expense of $3.7 million, as a result of the adoption of SFAS No.123(R), on December 1, 2005. These increases were partially offset by a $2.5 million restructuring charge that was incurred in fiscal 2005.

Netted against selling, general and administrative expenses are reimbursements from OEM suppliers of $25.7 million for fiscal 2006, compared to $20.0 million in the prior year. The reimbursements relate to marketing, infrastructure and promotion programs such as advertisements in trade publications, direct marketing campaigns through mail and e-mail and product demonstrations at trade shows. We make the arrangements and pay for the advertising, facility fees and other costs of the programs, which feature the OEM suppliers’ products.

The restructuring charge in fiscal 2005 was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $1.7 million and other costs of $0.1 million.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest.

	Year Ended November 30, 2006	Year Ended November 30, 2005	% Change
	(in thousands)	(in thousands)
Income from continuing operations before non-operating items, income taxes and minority interest	$96,242	$78,937	21.9%
Distribution income from continuing operations before non-operating items, income taxes and minority interest	$88,458	$65,912	34.2%
Contract assembly income from continuing operations before non-operating items, income taxes and minority interest	$7,784	$13,025	(40.2)%

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue was 1.52% for fiscal 2006, compared to 1.40% in the prior year. Our distribution operating income percentage increased to 1.53% in fiscal 2006 from 1.29% in the prior year, primarily due to an increase in our distribution gross margin and improved operating results from our Mexico operation. Our contract assembly operating income percentage decreased to 1.43% in fiscal 2006 from 2.51% in the prior year, primarily due to a decrease in gross margin due to changes in pricing and product mix with our largest contract assembly customer, Sun Microsystems, partially offset by improvement in gross margin in our non-Sun assembly business.

Interest Expense and Finance Charges, Net.

	Year Ended November 30, 2006	Year Ended November 30, 2005	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$16,659	$17,036	(2.2)%

Amounts recorded in interest expense and finance charges, net, are primarily due to interest expense paid on our lines of credit, long-term debt and deferred compensation liability, fees associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facility, offset by income earned on our excess cash investments and financing income from our Mexico operation.

The decrease in interest expense and finance charges, net, was due to long-term project business we engaged in with one of our customers in Mexico. The primary return from this business is interest income resulting from long-term financing of computer hardware sold to our customer and is reflected in our net financing cost for the year. This income amount was partially offset by an increase in finance charges and interest expenses due to an overall higher interest rate environment, higher borrowings due to increased business and increased long-term debt due to the long-term project in Mexico.

Other Income, Net.

	Year Ended November 30, 2006	Year Ended November 30, 2005	% Change
	(in thousands)	(in thousands)
Other income, net	$570	$1,559	(63.4)%

Amounts recorded in other income, net, include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The decrease in other income, net, in fiscal 2006 as compared with the prior year, was primarily due to a decrease in deferred compensation income of $0.5 million and a decrease in foreign exchange gain of $0.4 million.

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 35.3% in fiscal 2006 as compared with an effective tax rate of 37.7% in fiscal 2005. The effective tax rate in fiscal 2006 was lower than fiscal 2005, primarily due to higher profit in lower tax jurisdictions and the utilization of previously unrecognized net operating loss carry forwards at our Mexico operation due to its profitability in fiscal 2006.

Minority Interest. Minority interest is the portion of earnings from operations from our subsidiary in Mexico attributable to others. Minority interest expense was $448,000 in fiscal 2006 compared to a benefit of $58,000 in fiscal 2005 due to the profitability at our Mexico subsidiary in fiscal 2006.

In November 2006, we repurchased the remaining interest in our Mexico operation from our minority shareholders.

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

Selling, general and administrative expenses increased in fiscal 2005 from the prior year, and, as a percentage of revenue, selling, general and administrative expenses increased in fiscal 2005 to 2.8% from 2.7% in the prior year. The increase, on a dollar basis, was primarily the result of incremental expenses associated with our increased revenue in the United States, the EMJ acquisition in September 2004, a $1.4 million increase in deferred compensation expense and continued investments in new business initiatives. In addition, our selling, general and administrative expenses increased due to a $2.5 million restructuring charge incurred in the year ended November 30, 2005 in our Canadian distribution segment. The restructuring charge was primarily incurred to eliminate duplicate personnel and excess facilities that occurred as a result of our acquisition of EMJ. The restructuring resulted in employee termination benefits of $0.7 million, estimated facilities exit expenses of $1.7 million and other costs of $0.1 million. Selling, general and administrative expenses, on a percentage of revenue basis, remained constant from the prior year after adjusting for the additional costs related to the EMJ acquisition, deferred compensation expense, restructuring charges and investments in new business initiatives.

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

Income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue was 1.4% for fiscal 2005, decreased slightly from 1.5% in the prior year due to the increase in selling, general and administrative expenses. Our distribution operating income percentage decreased to 1.3% in fiscal 2005 from 1.4% in the prior year primarily due to our restructuring charges in the first and third quarters of fiscal 2005 and a $1.4 million increase in deferred compensation expense. This was partially offset by a $0.8 million decrease in the operating loss of our Mexico operation. While the increase in deferred compensation expense had an effect on operating income, there was no effect on net income as the increase in deferred compensation expense was offset by an investment gain, which is recorded in other income (expense), net.

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

The increase in interest expense and finance charges, net, was a result of higher finance charges due to higher interest rates as compared to those in 2004 and higher debt levels due to the EMJ acquisition as well as to finance increased revenue, $0.8 million associated with our new securitization borrowing facility in Canada and $0.5 million related to the repayment of debt resulting from the acquisition of EMJ.

Other Income (Expense), Net.

	Year Ended November 30, 2005	Year Ended November 30, 2004	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$1,559	($900)	273.2%

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

Provision for Income Taxes. Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 37.7% in fiscal 2005 as compared with an effective tax rate of 33.6% in fiscal 2004. The effective tax rate in 2005 was higher than that in 2004 due to a non-recurring $2.0 million income tax benefit reflected in the 2004 effective tax rate.

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

Net cash used in operating activities was $18.9 million in fiscal 2006. Cash used in operating activities in fiscal 2006 was primarily attributable to a net use of cash for working capital and decrease in net deferred assets of $95.9 million, offset by net income of $51.4 million, depreciation and amortization of $9.8 million, share-based compensation of $3.7 million and excess tax benefits from stock options of $0.9 million. The cash used for working capital in fiscal 2006 was due to an increase in inventory, net deferred assets, as a result of our multi-year contract from our Mexico operation, and accounts receivable, partially offset by an increase in accounts payable. The fluctuations in these working capital balances were primarily related to overall higher revenue levels and a net increase in sales of accounts receivable under our securitization program of $69.0 million.

Prior to adopting SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as cash flows from operating activities in the consolidated statement of cash flows. SFAS No. 123(R), requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. As a resulting of adopting SFAS No. 123(R), $6.0 million of excess of tax benefits for the twelve months ended November 30, 2006 have been reported as a cash inflow from financing activities.

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

Net cash provided by operating activities was $0.2 million in fiscal 2004. Cash provided by operating activities in fiscal 2004 was primarily attributable to net income of $46.6 million and depreciation and amortization of $7.8 million offset by the use of cash for working capital of $63.6 million. The cash used for working capital in fiscal 2004 was primarily due to increases in accounts receivable, receivables from vendors and inventory, partially offset by increases in accounts payable and payables to affiliates. The fluctuations in these working capital balances were primarily due to a net decrease in sales of our accounts receivable under our securitization program of $13.7 million.

Net cash used in investing activities was $24.3 million in fiscal 2006, $7.7 million in fiscal 2005 and $49.6 million in fiscal 2004. Cash used in investing activities in fiscal 2006 was primarily the result of the purchase of short-term investments of $15.3 million, the acquisition of Azerty, Telpar and Concentrix for $12.7 million, $2.9 million, and $6.4 million, respectively, capital expenditures of $7.9 million and increase in restricted cash of $8.1 million offset by proceeds from sale of investments of $28.4 million. The use of cash in fiscal 2005 was primarily the result of a $3.0 million investment in Microland, the final payments for the acquisitions of EMJ and BSA Sales, Inc. of $4.8 million and capital expenditures of $6.4 million, partially offset by a decrease in restricted cash of $2.0 million. The use of cash in fiscal 2004 was primarily the result of the acquisition of EMJ for $42.2 million and capital expenditures of $6.4 million.

Net cash provided by financing activities was $58.6 million in fiscal 2006 and was a result of net proceeds from bank loans and lines of credit of $61.7 million, primarily associated with borrowings for our Mexico operation, proceeds from issuances of common stock of $11.2 million and a tax benefit of $6.0 million due to the adoption of SFAS No. 123(R), offset by cash overdraft of $20.3 million. Net cash used in financing activities of

$13.6 million in fiscal 2005 was primarily due to the net repayment of borrowings under our credit facilities of $43.6 million, offset by cash overdraft of $22.1 million and proceeds from issuance of common stock of $9.0 million. Net cash provided by financing activities was $56.8 million in fiscal 2004 and was primarily related to proceeds from our initial public offering and stock option exercises of $61.0 million and our cash overdraft of $2.9 million, offset by net debt payments of $7.0 million.

We believe that cash flows from operations, our current cash balance and funds available under our working capital and credit facilities will be sufficient to meet our working capital needs and planned capital expenditures for the next 12 months.

Capital Resources

Our cash and cash equivalents totaled $27.9 million and $13.6 million at November 30, 2006 and 2005, respectively.

Off Balance Sheet Arrangements

We have a six-year revolving accounts receivable securitization program in the United States, or U.S. Arrangement, which provides for the sale of up to $275.0 million of U.S. trade accounts receivable, or U.S. Receivables, to two financial institutions. The program expires in August 2008. In connection with this program substantially all of our U.S. trade accounts receivable are transferred without recourse to our wholly owned subsidiary, which, in turn, sells an undivided interest in the U.S. Receivables to the financial institutions. Sales of the U.S. Receivables to the financial institutions under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivable not sold to the financial institutions are carried at their net realizable value, including an allowance for doubtful accounts. Our effective borrowing cost under the program is the prevailing dealer commercial paper rate of return plus 0.75% per annum. At November 30, 2006 and 2005, the amount of U.S. Receivables sold to and held by the financial institutions under U.S. Arrangement totaled $273.0 million and $229.2 million, respectively. The U.S. Arrangement contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

•

a minimum net worth at the end of each fiscal quarter in each fiscal year ending on or after November 30, 2003 of not less than (i) the minimum net worth required under the U.S. Arrangement for the immediately preceding fiscal year plus (ii) an amount equal to 50% of the positive net income of us and our subsidiaries on a consolidated basis for the immediately preceding fiscal year plus (iii) an amount equal to 100% of the amount of any equity raised by or capital contributed to us during the immediately preceding fiscal year;

•

a fixed charge ratio for each rolling period from and after the closing of the U.S. Arrangement of not less than 1.70 to 1.00. The fixed charge ratio is the ratio of EBITDA for the rolling period ending on such date to “fixed charges” for such period. Fixed charges means, with respect to any of our fiscal periods (a) cash interest expense during such period, plus (b) regularly scheduled payments of principal on our debt (other than debt owing under the amended U.S. Arrangement, as defined) paid during such period, plus (c) the aggregate amount of all capital expenditures made by us during such period, plus (d) income tax expense during such period, plus (e) any dividend, return of capital or any other distribution in connection with our capital stock. Rolling period means as of the end of any or our fiscal quarters, the immediately preceding four fiscal quarters (including the fiscal quarter then ending); and

•	with respect to our wholly owned subsidiary, a net worth percentage of not less than 5.0%.

In February 2007, we amended our U.S. Arrangement to increase our securitization program to $350.0 million of U.S. Receivables, with a group of financial institutions. We extended the maturity date of our U.S. Arrangement, as amended, from August 2008 to February 2011. Our effective borrowing cost under our U.S.

Arrangement, as amended, is the prevailing dealer commercial paper rate or London Inter Bank Offered Rate, or LIBOR, plus 0.55% per annum. Our amended U.S. Arrangement contains similar financial covenants as the former program except that the fixed charge ratio was reduced to 1.60 to 1.00.

We have a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada Limited, or Canadian Arrangement, which provides for the sale of up to C$100.0 million of U.S. and Canadian trade accounts receivable to a financial institution. We renewed our Canadian Arrangement for an additional year until November 2007 with similar terms and conditions. In connection with this program, substantially all of SYNNEX Canada’s U.S. and Canadian trade accounts receivable are sold to the financial institution on a fully serviced basis. Sales of the accounts receivable to the financial institution under the Canadian Arrangement result in a reduction of total accounts receivable in our consolidated balance sheet. Our effective discount rate under the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.45% per annum. At November 30, 2006 and 2005, the amount of our accounts receivable sold to and held by the financial institution under the Canadian Arrangement totaled $70.8 and $45.6 million, respectively. The Canadian Arrangement contains customary financial covenants, including, but not limited to, requiring us to maintain on a consolidated basis:

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

We believe that available funding under our accounts receivable securitization programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. and Canadian Arrangements. As we have in prior periods, we expect we will increase these programs if our revenue levels continue to increase. Under these programs, we continue to service the accounts receivable, and receive a service fee from the financial institutions for the U.S. Arrangement. In connection with this Canadian Arrangement, we issued a guarantee of SYNNEX Canada’s performance under the Canadian Arrangement.

We are also obligated to provide periodic financial statements and investment reports, notices of material litigation and any other information relating to our U.S. Arrangement as requested by the financial institutions.

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

We have also issued guarantees to certain vendors and lenders of our subsidiaries for the total amount of $148.1 million as of November 30, 2006 and $76.4 million as of November 30, 2005. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, which is secured by our inventory and other assets and expires in 2008. The Revolver’s maximum commitment is $45.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.75% at our option. The borrowings outstanding under the Revolver at November 30, 2006 was $27.1 million and there were no borrowings outstanding at November 30, 2005.

In February 2007 we amended the Revolver, to increase the commitment up to a maximum of $100.0 million. The agreement was extended to February 2011. Interest on the borrowing under the Revolver is based on LIBOR plus 1.50%.

In December 2006, SYNNEX Canada established a revolving line of credit arrangement with a credit limit of C$20.0 million. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate. In connection with this revolving credit facility, we issued a guarantee of SYNNEX Canada’s obligations. SYNNEX Canada had a revolving loan agreement with a financial institution with a credit limit of C$125.0 million. Borrowings under this former loan agreement were collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. This agreement was terminated in fiscal 2005.

In May 2006, SYNNEX Mexico S.A. de C.V. established a secured term loan agreement, or Term Loan, with a group of financial institutions. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The amount outstanding, under the Term Loan as of November 30, 2006 was $70.4 million. The Term Loan contains customary financial covenants. In connection with this Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $10.8 million and $9.5 million at November 30, 2006 and 2005, respectively. At November 30, 2006 and 2005, we had borrowings of $0.1 million and $1.8 million, respectively, outstanding under these facilities. We also have various term loans, bonds, short-term borrowings and mortgages with financial institutions totaling approximately $1.2 million and $1.5 million at November 30, 2006 and 2005, respectively. The expiration dates of these facilities range from 2007 to 2013. Future principal payments due under these term loans, bonds and mortgages and payments due under our operating lease arrangements after November 30, 2006 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Contractual Obligations
Principal debt payments	$98,801	$50,834	$47,892	$75	$—
Interest on debt	10,242	5,271	4,965	6	—
Non-cancelable operating leases	73,382	12,758	25,902	21,873	12,849

Total	$182,425	$68,863	$78,759	$21,954	$12,849

We are in compliance with all material covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and will be applicable to us in the first quarter of fiscal 2008. We are currently evaluating the effect of FIN 48 on our consolidated financial position and results of operations.

In June 2006, Emerging Issues Task Force or EITF issued consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” or EITF No. 06-03. We are required to adopt the provisions of EITF No. 06-03 in the first quarter of fiscal 2007. We do not expect the provisions of EITF No. 06-03 to have a material impact on the our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial position and consolidated results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and we adopted SAB No. 108 in fiscal 2006. The adoption did not have material impact on our consolidated financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the British pound, Canadian dollar and Mexican peso. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values in our outstanding derivative instruments at November 30, 2006 and 2005 that are sensitive to the changes in foreign currency exchange rates. The modeling technique used measures the change in fair values arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands). Although we do not apply hedge accounting to our forward contracts, our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2006	$(6,369)	$(4,003)	$(1,892)	$363	$1,706	$3,250	$4,654
Forward contracts at November 30, 2005	$(7,184)	$(4,516)	$(2,136)	$(320)	$1,926	$3,672	$5,259

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

A 150 basis point increase or decrease in rates at November 30, 2006 would not result in any material change in the fair value of our obligation. The following tables presents the hypothetical interest expense related to our outstanding borrowings for the years ended November 30, 2006 and 2005 that are sensitive to changes in interest rates. The modeling technique used measures the interest expense arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% for the years ended November 30, 2006 and 2005 (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$3,554	$3,763	$3,972	$4,181	$4,390	$4,599	$4,808
SYNNEX Mexico	$5,588	$5,917	$6,245	$6,574	$6,903	$7,231	$7,560
SYNNEX Canada	75	79	84	88	93	97	101
SYNNEX UK	5	5	5	5	6	6	6

Total for the year ended November 30, 2006	$9,222	$9,764	$10,306	$10,848	$11,392	$11,933	$12,475

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$686	$727	$767	$807	$848	$888	$928
SYNNEX Mexico	—	—	—	—	—	—	—
SYNNEX Canada	1,340	1,419	1,498	1,577	1,655	1,734	1,813
SYNNEX UK	59	63	66	70	73	77	80

Total for the year ended November 30, 2005	$2,085	$2,209	$2,331	$2,454	$2,576	$2,699	$2,821

Equity Price Risk

The equity price risk associated with our marketable equity securities at November 30, 2006 and 2005 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

During the second quarter of fiscal 2005, we sold approximately 93% of the equity we held in our subsidiary, SYNNEX K.K. to MCJ, in exchange for 25,809 shares of MCJ. Our remaining equity interest in SYNNEX K.K. is accounted for under the cost method, as we do not have significant influence over either MCJ or SYNNEX K.K. In order to reduce the risk of holding the MCJ shares, we entered into forward contracts to sell MCJ shares for fixed prices in April 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by us and these contracts had a value of $22,609. As of November 30, 2006, there were no outstanding forward contracts.

Item 8.	Financial Statements and Supplementary Data

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of SYNNEX Corporation:

We have completed integrated audits of SYNNEX Corporation’s 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of November 30, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SYNNEX Corporation and its subsidiaries at November 30, 2006 and November 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, effective December 1, 2005 the Company changed its method of accounting for share-based payments.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of November 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

February 13, 2007

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	November 30, 2006	November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,881	$13,636
Short-term investments	13,271	27,985
Accounts receivable, net	363,437	342,322
Receivable from vendors, net	95,080	82,721
Receivable from affiliates	1,855	5,177
Inventories	594,642	494,617
Deferred income taxes	17,994	15,445
Current deferred assets	13,990	—
Other current assets	9,887	10,908

Total current assets	1,138,037	992,811
Property and equipment, net	36,698	33,713
Goodwill and intangible assets, net	48,588	43,004
Deferred income taxes	6,716	4,781
Long-term deferred assets	139,111	—
Other assets	13,584	8,179

Total assets	$1,382,734	$1,082,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under term loans and lines of credit	$50,834	$28,548
Accounts payable	462,480	448,339
Payable to affiliates	89,831	85,871
Accrued liabilities	81,818	68,619
Other current liabilities	—	6,085
Current deferred liabilities	29,516	—
Income taxes payable	6,693	4,820

Total current liabilities	721,172	642,282
Long-term borrowings	47,967	1,153
Long-term liabilities	10,131	840
Long-term deferred liabilities	90,686	—
Deferred income taxes	1,232	988

Total liabilities	871,188	645,263

Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 30,477 and 28,948 shares issued and outstanding	30	29
Additional paid-in capital	181,188	161,195
Unearned share-based compensation	—	(1,644)
Accumulated other comprehensive income	13,999	12,701
Retained earnings	316,329	264,944

Total stockholders’ equity	511,546	437,225

Total liabilities and stockholders’ equity	$1,382,734	$1,082,488

The accompanying Notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Fiscal Year Ended November 30,
	2006	2005	2004
Revenue	$6,343,514	$5,640,769	$5,150,447
Cost of revenue	(6,058,155)	(5,402,211)	(4,935,075)

Gross profit	285,359	238,558	215,372
Selling, general and administrative expenses	(189,117)	(159,621)	(137,712)

Income from continuing operations before non-operating items, income taxes and minority interest	96,242	78,937	77,660
Interest expense and finance charges, net	(16,659)	(17,036)	(7,959)
Other income (expense), net	570	1,559	(900)

Income from continuing operations before income taxes and minority interest	80,153	63,460	68,801
Provision for income taxes	(28,320)	(23,912)	(23,091)
Minority interest in subsidiary	(448)	58	376

Income from continuing operations	51,385	39,606	46,086
Income from discontinued operations, net of tax	—	511	479
Gain on sale of discontinued operations, net of tax	—	12,708	—

Net income	$51,385	$52,825	$46,565

Earnings per share:
Basic
Income from continuing operations	$1.73	$1.39	$1.73
Discontinued operations	—	0.46	0.01

Net income per common share—basic	$1.73	$1.85	$1.74

Diluted
Income from continuing operations	$1.61	$1.27	$1.53
Discontinued operations	—	0.43	0.02

Net income per common share—diluted	$1.61	$1.70	$1.55

Weighted average common shares outstanding—basic	29,700	28,555	26,691

Weighted average common shares outstanding—diluted	32,014	31,131	30,111

The accompanying Notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Share- based Com- pensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balances, November 30, 2003	22,118	$22	$80,067	$(202)	$7,373	$165,554	$252,814
Amortization of unearned share-based compensation	—	—	—	202	—	—	202
Tax benefits from exercise of non-qualified employee stock options	—	—	4,431	—	—	—	4,431
Issuance of common stock for cash on exercise of options	1,670	2	9,703	—	—	—	9,705
Issuance of common stock for cash on initial public offering	3,739	4	48,796	—	—	—	48,800
Issuance of common stock for employee stock purchase plan	200	—	2,426	—	—	—	2,426
Change in unrealized gains on available-for-sale securities	—	—	—	—	(23)	—	(23)	$(23)
Foreign currency translation adjustment	—	—	—	—	4,736	—	4,736	4,736
Net income	—	—	—	—	—	46,565	46,565	46,565

Balances, November 30, 2004	27,727	28	145,423	—	12,086	212,119	369,656	$51,278

Amortization of unearned share-based compensation	—	—	—	28	—	—	28
Tax benefits from exercise of non-qualified employee stock options	—	—	5,090	—	—	—	5,090
Issuance of common stock for cash on exercise of options	1,066	1	6,969	—	—	—	6,970
Issuance of restricted stock	—	—	1,672	(1,672)	—	—	—
Issuance of common stock for employee stock purchase plan	155	—	2,041	—	—	—	2,041
Change in unrealized gains on available-for-sale securities	—	—	—	—	135	—	135	$135
Foreign currency translation adjustment	—	—	—	—	480	—	480	480
Net income	—	—	—	—	—	52,825	52,825	52,825

Balances, November 30, 2005	28,948	29	161,195	(1,644)	12,701	264,944	437,225	$53,440

Share-based compensation	—	—	3,710	—	—	—	3,710
Tax benefits from exercise of non-qualified employee stock options	—	—	6,932	—	—	—	6,932
Issuance of common stock on exercise of options and restricted stock	1,475	1	10,121	—	—	—	10,122
Issuance of common stock for employee stock purchase plan	54	—	874	—	—	—	874
Reclassification upon adoption of SFAS No. 123(R)	—	—	(1,644)	1,644	—	—	—
Foreign currency translation adjustment	—	—	—	—	1,298	—	1,298	$1,298
Net income	—	—	—	—	—	51,385	51,385	51,385

Balances, November 30, 2006	30,477	$30	$181,188	$—	$13,999	$316,329	$511,546	$52,683

The accompanying Notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended November 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$51,385	$52,825	$46,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	5,462	4,809	4,296
Amortization of intangible assets	4,319	3,941	3,347
Share-based compensation	3,710	28	202
Provision for doubtful accounts	9,081	7,083	5,506
Tax benefits from employee stock plans	6,932	5,090	4,431
Excess tax benefit from share-based compensation	(6,016)	—	—
Unrealized (gain) on trading securities	(672)	(1,333)	(247)
Realized (gain) loss on investments	2,329	(265)	23
(Gain) loss on disposal of fixed assets	36	947	(12)
Stock received from sale of business	—	(20,406)	—
Unrealized gain on short-term investments	—	(3,037)	—
Minority interest in subsidiary	448	(58)	(300)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(14,979)	(1,645)	(67,356)
Receivable from vendors	(12,348)	(13,903)	(14,383)
Receivable from affiliates	3,323	(3,209)	(1,300)
Inventories	(92,403)	(101,973)	(23,953)
Other assets	(1,656)	(3,370)	9,386
Deferred assets	(149,268)	—	—
Payable to affiliates	3,966	16,894	13,902
Accounts payable	35,281	51,899	20,177
Accrued liabilities	13,260	12,957	(110)
Deferred liabilities	118,871	—	—

Net cash provided by (used in) operating activities	(18,939)	7,274	174

Cash flows from investing activities:
Purchases of short-term investments	(15,300)	(1,927)	(1,243)
Proceeds from sale of short-term investments	28,367	5,805	4,527
Minority investment	—	(3,000)	—
Acquisition of businesses, net of cash acquired	(21,319)	(4,769)	(44,526)
Purchase of property and equipment, net	(7,916)	(6,406)	(6,377)
Proceeds from sale of property and equipment, net	—	532	—
Decrease (increase) in restricted cash	(8,141)	2,020	(2,000)

Net cash used in investing activities	(24,309)	(7,745)	(49,619)

Cash flows from financing activities:
Cash overdraft	(20,271)	22,052	2,906
Proceeds from revolving line of credit	—	1,792	42,050
Payments on revolving line of credit	(2,283)	—	(47,050)
Proceeds from bank loan	380,704	913,411	763,875
Repayment of bank loan	(289,772)	(983,040)	(768,194)
Net proceeds (payments) under other lines of credit	(26,980)	30,190	1,166
Proceeds from issuance of bonds	—	—	1,844
Payments of bonds and other long-term liabilities	—	(5,917)	(737)
Excess tax benefit from share-based compensation	6,016	—	—
Dividend payment to minority shareholder	—	(1,133)	—
Net proceeds from issuance of common stock	11,212	9,048	60,961

Net cash provided by (used in) financing activities	58,626	(13,597)	56,821

Effect of exchange rate changes on cash and cash equivalents	(1,133)	(1,022)	(729)

Net increase (decrease) in cash and cash equivalents	14,245	(15,090)	6,647
Cash and cash equivalents at beginning of period	13,636	28,726	22,079

Cash and cash equivalents at end of period	$27,881	$13,636	$28,726

Supplemental disclosures of cash flow information:
Interest paid	$5,292	$4,155	$2,891

Income taxes paid	$23,217	$24,153	$22,638

The accompanying Notes are an integral part of these financial statements.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is an information technology products supply chain services company. The Company’s supply chain outsourcing services include distribution, contract assembly, logistics and demand generation marketing. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico and the United Kingdom.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. These estimates are evaluated on a regular basis and are based on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries in which no substantive participating rights are held by minority stockholders. All significant intercompany accounts and transactions have been eliminated.

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

Restricted cash

The Company has restricted cash in the amount of $8,141 for future payments to one of its vendors relating to a long-term project at the Company’s Mexico operation as of November 30, 2006. The Company did not have a restricted cash balance at November 30, 2005.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan and the Company’s former investment in MCJ Company Ltd. (“MCJ”) are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other than temporary, if any, are recorded in operations as incurred.

To determine whether a decline in value is other than temporary, the Company evaluates several factors, including current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and the Company’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other than temporary, the Company records reductions in carrying values to estimated fair values, which are determined based on quoted market prices if available or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is estimated to cover the losses resulting from the inability of customers to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivables, credit evaluations of customers’ financial condition and existence of credit insurance. The Company also evaluates the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and any value and adequacy of collateral received from customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed based on the weighted-average method. Inventories consist of finished goods purchased from various manufacturers for distribution resale and components used for contract assembly. The Company records estimated inventory reserves for quantities in excess of demand, cost in excess of market value and product obsolescence.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

Equipment and Furniture	3-7 years
Software	3-7 years
Leasehold Improvements	3-10 years
Buildings	39 years

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they are reviewed annually for impairment, or more frequently if impairment indicators exist. The values assigned to goodwill and indefinite-lived intangible assets are usually based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. No goodwill impairment was recorded for the periods presented.

Intangible assets

Intangible assets consist of vendor lists, customer lists, trade names and land rights, which are amortized on a straight-line basis over their estimated lives. Intangible assets are amortized as follows:

Vendor lists	4-10 years
Customer lists	4-8 years
Trademarks	4-10 years
Other intangible assets	3-5 years

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2006, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through November 30, 2006, such losses have been within management’s expectations.

In fiscal 2006 and fiscal 2005, sales to no single customer exceeded 10% or more of the Company’s total revenue. In fiscal 2004, sales to one customer accounted for 10% of the Company’s total revenue. At November 30, 2006, no single customer comprised more than 10% of the total consolidated accounts receivable balance. At November 30, 2005, one customer accounted for approximately 18% of the total consolidated accounts receivable balance.

Revenue recognition

The Company recognizes revenue generally as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of resulting receivables is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. the Company’s warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

Original Equipment Manufacturer supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. The Company monitors the balances of receivables from vendors on a quarterly basis and adjusts the balance due for differences between expected and actual volume sales. Vendor receivables are generally collected through reductions authorized by the vendor, to accounts payable. For product rebates, the Company records a reduction of cost of revenue. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

Share-based compensation

Effective December 1, 2005, the Company began accounting for share-based compensation under the provision of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions for SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life.

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution that could occur if stock options were exercised. The calculations of net income per common share are presented in Note 15.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

SFAS No. 128, “Earnings Per Share” requires that employee stock options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in-capital when the award becomes deductible are assumed to be used to repurchase shares.

Reclassifications

Certain reclassifications, in addition to the reclassifications relating to discontinued operations discussed in Note 21, have been made to the November 30, 2004 financial statements to conform to the November 30, 2005 financial statements. These reclassifications did not change previously reported total assets, liabilities, and stockholders’ equity or net income.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and will be applicable to the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect of FIN 48 on its consolidated financial position and results of operations.

In June 2006, Emerging Issues Task Force or EITF issued consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” or EITF No. 06-03. The Company is required to adopt the provisions of EITF No. 06-03 in the first quarter of fiscal 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” or SFAS No.157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” or SAB No. 108. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB No. 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 in fiscal 2006. The adoption did not have a material impact on the Company’s consolidated financial condition and results of operations.

NOTE 3—BALANCE SHEET COMPONENTS:

	November 30,
	2006	2005
Short-term investments
Trading
MCJ	$—	$25,346
Securities, deferred compensation	13,093	2,379
Money market, deferred compensation	60	149

	13,153	27,874

Available-for-Sale
Securities	114	108
Money market	4	3

	118	111

	$13,271	$27,985

Accounts receivable, net
Trade accounts receivables	$394,986	$368,407
Less: Allowance for doubtful accounts	(14,433)	(12,688)
Less: Allowance for sales returns	(17,116)	(13,397)

	$363,437	$342,322

Receivable from vendors, net
Receivables from vendors	$97,694	$85,447
Less: Allowance for doubtful accounts	(2,614)	(2,726)

	$95,080	$82,721

Inventories
Components	$66,775	$47,114
Finished goods	527,867	447,503

	$594,642	$494,617

Property and equipment, net
Equipment and computers	$42,790	$40,203
Furniture and fixtures	7,377	7,210
Vehicles	450	344
Buildings and land	34,300	31,960

	84,917	79,717
Less: Accumulated depreciation	(48,219)	(46,004)

	$36,698	$33,713

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Goodwill and Intangible Assets:

	November 30,
	2006			2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$30,144	$—	$30,144	$24,840	$—	$24,840
Vendor lists	22,062	(16,307)	5,755	22,062	(14,155)	7,907
Customer lists	15,141	(4,738)	10,403	12,715	(3,130)	9,585
Other intangible assets	3,259	(973)	2,286	1,086	(414)	672

	$70,606	$(22,018)	$48,588	$60,703	$(17,699)	$43,004

Amortization expense was $4,319, $3,941 and $3,347 for the years ended November 30, 2006, 2005 and 2004, respectively. Goodwill and intangible assets increased as of November 30, 2006 compared to November 30, 2005 due to the acquisitions of Azerty, Telpar and Concentrix. Estimated future amortization expense is as follows:

Years ending November 30,
2007	$5,099
2008	4,799
2009	4,687
2010	2,319
2011	1,401
thereafter	139

$18,444

	November 30,
	2006	2005
Accrued liabilities:
Payroll related accruals	$19,184	$15,149
Deferred compensation liability	18,425	16,770
Royalty and warranty accruals	6,796	3,518
Other accrued liabilities	37,413	33,182

	$81,818	$68,619

NOTE 4—ACQUISITIONS:

Acquisitions during the year ended November 30, 2006

On April 28, 2006, the Company acquired the assets of the Telpar distribution segment of Peak Technologies, Inc., or Telpar, for approximately $3,309. Telpar sold auto-ID, data capture and point of sales products and services. The Telpar business has been fully integrated within the Company’s distribution segment. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $429 has been recognized as intangible assets.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

On June 9, 2006, the Company acquired substantially all of the assets of the Azerty United Canada ink and toner distribution business from United Stationers Supply Company, or Azerty, for approximately $14,330. The Azerty acquisition strengthens the Company’s position in printer supplies distribution in Canada. The Azerty business has been fully integrated within the Company’s distribution segment. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $1,286 has been recognized as goodwill and $114 has been recognized as intangible assets.

On September 14, 2006, the Company’s wholly owned subsidiary, BSA Sales, LLC, or BSA Sales, acquired all of the outstanding capital stock of Concentrix Corporation or Concentrix based in Rochester, New York for approximately $8,000. Concentrix is an integrated marketing company that provides call center, database analysis, and print on demand services to customers in the transportation, publishing, banking, healthcare and high technology industries. Concentrix’s business strategy complements and expands the Company’s resources and capabilities of the Company’s demand generation business. The acquisition agreement allowed for an earnout payment of $2,500 to be paid if certain milestones were met in the first 120 days after the acquisition. The defined milestones were not achieved and no earnout payment will be paid on this transaction. The Company has accounted for the acquisition of capital stock as a purchase and, accordingly the excess of the purchase price over the fair value of identifiable net assets acquired of $4,183 has been recognized as goodwill and $3,800 has been recognized as intangible assets. The valuation of the identifiable intangible assets acquired was based on management’s estimates using a valuation report prepared by an independent third party. The Concentrix and BSA Sales operations have been merged under the name of Concentrix Corporation effective December 1, 2006.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination as defined by the Securities and Exchange Commission. As such, they were not subject to the disclosure requirements of SFAS No. 141. However, the Company believes that disclosures provided herein are useful to the understanding of the goodwill and intangible assets activities through November 30, 2006.

There were no acquisitions during the year ended November 30, 2005.

Acquisitions during the year ended November 30, 2004

During the fourth quarter of fiscal 2004, the Company acquired all of the outstanding common stock of EMJ Data Systems Limited or EMJ, a publicly traded Canadian company on the Toronto Stock Exchange, for cash of approximately $45,056. EMJ is a distributor of computer products and peripherals. The results of operations of EMJ are included in the Company’s consolidated financial statements from the date of acquisition.

The purchase consideration has been allocated as follows, based on the estimated fair value of asset acquired and liabilities assumed:

Fair Value
Purchase Consideration
Cash	$44,695
Acquisition costs	361

$45,056

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

	Fair Value	Amortization Period
Allocation
Accounts receivable	$36,847	—
Goodwill	19,734	—
Inventories	17,519	—
Fixed assets	6,099	—
Other assets	4,393	—
Identifiable intangible assets	8,387	3 - 10 years
Borrowings	(11,061)	—
Accounts payable and accruals	(13,239)	—
Long-term liabilities	(16,074)	—
Other liabilities	(7,549)	—

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

On March 1, 2004, the Company acquired all of the common stock of BSA Sales, Inc. or BSA, a privately held company, for approximately $2,100. An additional $1,900 was earned by BSA’s selling stockholders by meeting certain performance objectives through March 1, 2005. The purchase price allocation and pro forma financial information for the acquisition of BSA are not presented herein as the impact to the Company’s financial statements is not significant.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	November 30,
	2006			2005
	Original Cost	Unrealized (Losses)/ Gains	Fair Value	Original Cost	Unrealized (Losses)/ Gains	Fair Value
Short-Term:
Trading	$12,729	$424	$13,153	$24,590	$3,284	$27,874
Available-for-sale	757	(639)	118	757	(646)	111

	$13,486	$(215)	$13,271	$25,347	$2,638	$27,985

Short-term trading securities consist of equity securities relating to the Company’s deferred compensation plan (See Note 11). In addition, for the fiscal year ended November 30, 2005, short-term trading securities include an investment in MCJ shares in the amount of $25,346 that was disposed in fiscal 2006. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. As of November 30, 2006, all gross unrealized losses on short-term available-for-sale securities had been in a loss position for more than 12 months.

Total realized losses on investments were $2,329 and $23 for the fiscal year ended November 30, 2006 and 2004, respectively. Total realized gains on investments were $265 for the fiscal year ended November 30, 2005.

NOTE 6—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has established a six-year revolving securitization arrangement (the “U.S. Arrangement”) through a consolidated wholly owned subsidiary to sell up to $275,000 of U.S. trade accounts receivable (the “U.S. Receivables”) to two financial institutions. The U.S. Arrangement expires in August 2008. In connection with the U.S. Arrangement, the Company sells its U.S. Receivables to its wholly owned subsidiary on a continuing basis, which will in turn sell an undivided interest in the U.S. Receivables to the financial institutions without recourse, at market value, calculated as the gross receivable amount, less a facility fee. The fee is based on the prevailing dealer commercial paper interest rate plus 0.75%. A separate fee based on the unused portion of the facility, at 0.30% per annum, is also charged by the financial institutions.

The Company has also established a one-year revolving accounts receivable arrangement (the “Canadian Arrangement”) through SYNNEX Canada Limited, or SYNNEX Canada, to sell up to C$100,000 of U.S. and Canadian trade receivables (the “Canadian Receivables”) to a financial institution. The Company renewed the Canadian Arrangement for an additional year until November 2007 with similar terms and conditions. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.45% per annum. To the extent that cash was received in exchange, the amount of U.S. and Canadian Receivables sold to the financial institutions has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The amount of U.S. and Canadian Receivables sold to the financial institutions and not yet collected from customers at November 30, 2006 and 2005 was $ 343,838 and $274,751, respectively. The wholly owned

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

subsidiary is consolidated in the financial statements of the Company, and the remaining balance of unsold U.S. and Canadian Receivables at November 30, 2006 and 2005 of $345,676 and $253,488, respectively, are included within “Accounts receivable, net.”

The gross proceeds resulting from the sale of the U.S. and Canadian Receivables totaled approximately $1,013,987 and $1,054,382 in 2006 and 2005, respectively. The gross payments to the financial institutions under the U.S. and Canadian Arrangements totaled approximately $972,851 and $949,540 in 2006 and 2005, respectively, which arose from the subsequent collection of U.S. and Canadian Receivables. The proceeds (net of the facility fee) are reflected in the consolidated statement of cash flows in operating activities within changes in accounts receivable.

The Company continues to collect the U.S. and Canadian Receivables on behalf of the financial institutions, for which it receives a service fee from the financial institutions for the U.S. Receivables, and remits collections to the financial institutions. The Company estimates that the service fee it receives for the U.S. Receivables approximates the market rate for such services, and as a result, has recognized no servicing assets or liabilities in its consolidated balance sheet. Facility fees (net of service fees) charged by the financial institutions totaled $16,602, $6,209 and $3,431 in 2006, 2005 and 2004, respectively, and were recorded within “Interest expense and finance charges, net.”

In February 2007, the Company amended its U.S. Arrangement to increase the securitization program to $350,000 of U.S. Receivables, with a group of financial institutions. The Company extended the maturity date of the U.S. Arrangement from August 2008 to February 2011. The Company’s effective borrowing cost under the U.S. Arrangement, as amended, is the prevailing dealer commercial paper rate or LIBOR plus 0.55% per annum. The U.S. Arrangement, as amended, contains similar financial covenants as the former program except that the fixed charge ratio was reduced to 1.60 to 1.00.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facilities. These covenants include minimum net worth, minimum fixed charge ratio, and net worth percentage. The Company was in compliance with all material covenants at November 30, 2006 and 2005.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 19, “Commitments and Contingencies” for additional information. Approximately $954,814, $1,161,396 and $1,166,417 of the Company’s net sales were financed under these programs in 2006, 2005 and 2004, respectively. Approximately $44,394 and $40,914 of accounts receivable at November 30, 2006 and 2005,

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

respectively, were subject to flooring agreements. Flooring fees were approximately $5,507, $5,524 and $2,960 in 2006, 2005 and 2004, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 7—BORROWINGS:

Borrowings consist of the following:

	November 30,
	2006	2005
SYNNEX US line of credit	$27,070	$—
SYNNEX Canada revolving accounts receivable securitization program	—	26,391
SYNNEX Canada term loan	1,178	1,518
SYNNEX Mexico term loan	70,436	—
SYNNEX UK line of credit	81	1,792
Other	36	—

	98,801	29,701
Less: Current portion	(50,834)	(28,548)

Non-current portion	$47,967	$1,153

SYNNEX US senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions, which is secured by the Company’s inventory and other assets. The Revolver’s maximum commitment is $45,000. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or London Inter Bank Offered Rate (“LIBOR.”) plus 1.75% at the Company’s option. A fee of 0.30% per annum is payable with respect to the unused portion of the commitment. The Company is required to comply with minimum net worth and minimum fixed charge ratio covenants. The Company was in compliance with all material covenants at November 30, 2006 and 2005.

In February 2007, the Company amended the Revolver to increase the Company’s borrowing up to a maximum of $100,000. The agreement was also extended to February 2011. Interest on the borrowing under the Revolver is based on LIBOR plus 1.50%.

SYNNEX Canada revolving accounts receivable securitization program

SYNNEX Canada has a one-year revolving accounts receivable securitization program, which provides for the sale of up to C$100,000 of U.S. and Canadian trade accounts receivable to a financial institution. All assets sold were qualified for off balance sheet treatment as of November 30, 2006. The balance outstanding at November 30, 2005 for assets sold that did not qualify for off balance sheet treatment was $26,391.

SYNNEX Canada revolving loan

SYNNEX Canada had a revolving loan agreement with a financial institution. Borrowings under the loan agreement were collateralized by substantially all of SYNNEX Canada’s assets, including inventories and accounts receivable. Borrowings bore interest at the prime rate of a Canadian bank designated by the financial institution or at the financial institution’s Bankers’ Acceptance rate plus 1.2% for Canadian dollar denominated loans and at the prime rate of a U.S. bank designated by the financial institution or at LIBOR plus 1.2% for U.S. dollar denominated loans. This loan was terminated in fiscal 2005.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

In December 2006, SYNNEX Canada entered into a revolving credit facility with a credit limit of C$20,000. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate.

SYNNEX Canada term loan

Upon acquisition of EMJ (see Note 4), the Company assumed a term loan with a Canadian bank. This Canadian dollar denominated loan bears interest at the bank’s floating rate (7.5% at November 30, 2006) and is payable in monthly installments through January 2011.

SYNNEX Mexico secured term loan

In May 2006, SYNNEX Mexico signed a secured term loan agreement, or Term Loan. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of any unpaid principal is November 24, 2009. The amount outstanding, under the Term Loan as of November 30, 2006 was $70,436.

SYNNEX UK term loans

SYNNEX UK has a British pound denominated loan agreement with a financial institution. The total credit available under this facility was $1,966 as of November 30, 2006, and there were no borrowings outstanding at November 30, 2006 and 2005. This facility bears interest at LIBOR plus 1.5%.

SYNNEX UK has a second British pound denominated loan agreement with a financial institution. The total credit available under this facility was $8,846 as of November 30, 2006. The balance outstanding at November 30, 2006 and 2005 was $81 and $1,792, respectively. The facility bears interest at the financial institution’s prime rate plus 1.5%.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Future principal payments

Future principal payments under the above loans as of November 30, 2006 are as follows:

Fiscal Years Ending November 30,
2007	$50,834
2008	23,265
2009	24,627
2010	75
2011 and thereafter	—

$98,801

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $148,117 and $76,395 as of November 30, 2006 and 2005. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 8—OTHER LIABILITIES:

Other liabilities consisted of the following:

	November 30,
	2006	2005
SYNNEX US Long-term Liabilities	$8,195	$—
SYNNEX Canada Debentures	—	5,009
SYNNEX Canada Preference Shares	—	1,076
SYNNEX Canada Promissory Note	407	409
Other liabilities	1,529	431

	10,131	6,925
Less: Current portion	—	(6,085)

Non-current portion	$10,131	$840

Debentures

The Company assumed subordinated debentures in the amount of $10,266 as part of its acquisition of EMJ (see Note 4). These debentures had a three-year term, were not collateralized, paid interest at a rate of 12% and were paid off on their maturity date in September 2006.

Preference Shares

The Company assumed preference shares in the amount of $7,068 as part of its acquisition of EMJ (see Note 4). The preference shares had an annual cumulative dividend at a rate of 8% and were paid off on their due date in September 2006.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Promissory Note

The Company assumed a non-interest bearing promissory note in the amount of $1,771 as part of its acquisition of EMJ (see Note 4). Interest is imputed on this Canadian dollar denominated debt at a rate of 5% per annum and it is payable in October 2037.

NOTE 9—DERIVATIVE INSTRUMENTS:

In the normal course of business, the Company enters into currency forward contracts to protect itself from the risk that the eventual cash outflows or inflows resulting from the purchase or sale of inventory will be adversely affected by exchange rate fluctuations. The Company does not apply hedge accounting to these currency forward contracts and has not designated any of them as hedging instruments. As of November 30, 2006, 2005 and 2004, the Company had unrealized losses (gains) of ($363), $320, and $662, respectively, as a result of fair value changes on its outstanding currency forward contracts. These unrealized losses and gains were charged (credited) to “Other income (expense), net.” The Company’s policy is to not allow the use of derivatives for trading or speculative purposes.

During the second quarter of fiscal 2005, the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K. to MCJ, in exchange for 25,809 shares of MCJ. The Company’s remaining equity interest in SYNNEX K.K. is accounted for under the cost method, as it does not have significant influence over either MCJ or SYNNEX K.K. In order to reduce the risk of holding the MCJ shares, the Company had entered into forward contracts to sell MCJ shares for fixed prices in April 2006. There were no contracts outstanding as of November 30, 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by the Company and these contracts had a value of $22,609.

NOTE 10—INCOME TAXES:

The provisions for income taxes from continuing operations consisted of:

	Fiscal Years Ended November 30,
	2006	2005	2004
Current tax provision:
Federal	$24,483	$18,772	$19,216
State	4,825	3,790	3,710
Foreign	3,310	2,796	1,296

	$32,618	$25,358	$24,222

Deferred tax provision (benefit):
Federal	$(3,747)	$(666)	$964
State	(769)	(264)	127
Foreign	218	(516)	(2,222)

	$(4,298)	$(1,446)	$(1,131)

Total tax provision	$28,320	$23,912	$23,091

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Net deferred tax assets consist of the following:

	Fiscal Years Ended November 30,
	2006	2005
Inventory reserves	$5,374	$1,397
Bad debt and sales return reserves	4,391	5,988
Vacation and profit sharing accruals	1,125	745
Depreciation and amortization	(2,177)	(2,756)
State tax deduction	795	607
Deferred compensation	8,062	6,575
Net operating losses	3,219	8,313
Deferred revenue	2,339	—
Foreign tax credit	1,607	—
Other	350	547
Valuation allowance	(1,607)	(2,178)

Net deferred tax assets	$23,478	$19,238

The valuation allowance relates to foreign tax credits for which realization of assets is uncertain.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
States taxes, net of federal income tax benefit	3.3	3.6	4.2
Foreign taxes	(1.9)	(0.8)	2.1
Effect of unbenefitted tax assets	(2.4)	0.2	(5.4)
Other	1.3	(0.3)	(2.3)

Effective income tax rate	35.3%	37.7%	33.6%

At November 30, 2006, the Company had approximately $3,584 of federal operating loss carry forwards available to offset future taxable income, which will expire in varying amounts from November 30, 2009 to November 30, 2026. Additionally, the Company had $4,944 in net operating loss carry forwards for the Company’s Canadian subsidiary that begin to expire in 2012.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

In the event the participant requests an early distribution other than a hardship distribution, a 10% withdrawal penalty will be levied. Such distribution will be in the form of a lump sum cash payment.

As of November 30, 2006 and 2005, the deferred compensation liability balance was $18,425 and $16,770, respectively. Of the balances deferred, $13,153 and $2,528 have been invested in equity securities at November 30, 2006 and 2005, respectively, and are classified as trading securities. The Company has recorded gains in “Other income (expense), net” on the trading securities of $1,082, $1,597 and $243 for the years ended November 30, 2006, 2005 and 2004, respectively. An amount equal to these gains has been charged to selling, general and administrative expenses, relating to the deferred compensation amounts which are payable to the directors and officers.

NOTE 12—EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute the lesser of up to 15% of their gross compensation or the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company can make discretionary contributions under the Plan. During 2006, 2005 and 2004, the Company contributed $378, $211 and $179, respectively.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The Board of Directors will be able to amend or modify the 2003 Stock Incentive Plan at any time, subject to any required stockholder approval. The plan will terminate no later than September 1, 2013.

The number of authorized shares under the 2003 Stock Incentive Plan will not exceed 14,112 shares of common stock. No participant in the 2003 Stock Incentive Plan may receive option grants or stock appreciation rights of more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. During the year ended November 30, 2006, the Board of Directors granted 187 options at exercise prices ranging from $16.51 to $23.13 per share. In the year ended November 30, 2005, the Board of Directors granted 555 options at exercise prices ranging from $16.66 to $18.97 per share.

Under the 2003 Stock Incentive Plan:

Qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock.

Qualified employees and non-employee directors, advisors and consultants are eligible for the grant of nonstatutory stock options, restricted stock grants and restricted stock units.

Prior to January 4, 2007, qualified non-employee directors who first joined the Board of Directors after the plan was effective received an initial option grant of twenty-five thousand shares, and all non-employee directors were eligible for annual option grants of five thousand shares for each year they continued to serve. The exercise price of these option grants was equal to 100% of the fair market value of those shares on the date of the grant.

Amended and Restated 2003 Stock Incentive Plan, on and after January 4, 2007

On and after January 4, 2007, qualified non-employee directors who first join the Board of Directors after the plan is effective receive an initial option grant of ten thousand shares and two thousand shares of restricted stock. All non-employee directors are eligible for annual grants of two thousand shares of restricted stock for each year they continue to serve. The exercise price of these option grants is equal to 100% of the fair market value of those shares on the date of the grant. In addition, these stock option and restricted stock grants vest over a three year period of time.

The Compensation Committee determines the exercise price of options or the purchase price of restricted stock grants, but the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the option price for nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant.

Qualified employees and non-employee directors, advisors and consultants will also be eligible for the award of stock appreciation rights, which enable the holder to realize the value of future appreciation in our common stock, payable in cash or shares of common stock.

The following table summarizes the stock options outstanding and exercisable under the Company’s option plans as of November 30, 2006 and 2005:

	Number of Options at November 30, 2006		Number of Options at November 30, 2005
	Outstanding	Exercisable	Outstanding	Exercisable
Amended and Restated 2003 Stock Incentive Plan	5,994	4,444	7,387	5,158

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

2003 Employee Stock Purchase Plan

The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions. The maximum number of shares a participant may purchase during a single accumulation period is one thousand two hundred fifty. The plan was approved by the Company’s stockholders and approved by its Board of Directors in 2003. A total of 500 shares of common stock has been reserved for issuance under the ESPP.

Prior to March 2005 amendment, the ESPP had been implemented in a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, beginning in October and April each year. Each offering period consisted of four accumulation periods of up to six months each. During each accumulation period, payroll deductions accumulate without interest. On the last trading day of each accumulation period, accumulated payroll deductions are used to purchase common stock.

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

The weighted-average per share ESPP enrollment date fair value of common stock during the fiscal year ended November 30, 2006 and 2005 was $1.25 and $4.35, respectively.

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

NOTE 14—SHARE-BASED COMPENSATION:

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, stock awards and employee stock purchases, based on estimated fair values. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”(“APB No. 25”) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which was superseded by SFAS No. 123(R). The Company has also applied the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R).

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Disclosure.” No employee share-based compensation was reflected in net income for the periods ended November 30, 2005, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The pro forma information for the fiscal years ended November 30, 2005 and 2004 was as follows:

	Fiscal Years Ended November 30,
	2005	2004
Net income—as reported	$52,825	$46,565
Plus: Share-based employee compensation expense determined under APB No. 25, included in reported net income	28	202
Less: Share-based employee compensation expense determined under fair value based method related to the employee stock purchase plan	(353)	(1,613)
Less: Share-based employee compensation expense determined under fair value based method related to stock options	(2,967)	(3,429)

Net income—pro forma	$49,533	$41,725

Net earnings per share—basic:
As reported	$1.85	$1.74
Pro forma	$1.73	$1.56
Net earnings per share—diluted:
As reported	$1.70	$1.55
Pro forma	$1.62	$1.42
Shares used in computing net income per share—basic:
As reported	28,555	26,691
Pro forma	28,555	26,691
Shares used in computing net income per share—diluted:
As reported	31,131	30,111
Pro forma	30,573	29,410

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R). Accordingly, during fiscal year ended November 30, 2006, the Company recorded share-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123(R). Previously reported amounts have not been restated. The effect of recording share-based compensation for the fiscal year ended November 30, 2006 were as follows:

Fiscal Year Ended November 30, 2006
Share-based compensation expense by type of award:
Employee stock options	$2,210
Restricted stock	1,444
Employee stock purchase plan	56

Total share-based compensation	3,710
Tax effect on share-based compensation	(1,319)

Net effect on net income	$2,391

Tax effect on:
Cash flows from operations	$916
Cash flows from financing activities	$6,016
Effect on earnings per share:
Basic	$0.08
Diluted	$0.07

Share-based compensation expense of $1,444 related to restricted stock would have been recorded under the provisions of APB No. 25 for the fiscal year ended November 30, 2006.

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

During the fiscal year ended November 30, 2006, the Company granted approximately 187 stock options, with an estimated total grant-date fair value of $1,781. Of this amount, the Company estimated that the share-based compensation for the awards not expected to vest was $59 for the fiscal year ended November 30, 2006. During the fiscal year ended November 30, 2006, the Company recorded share-based compensation related to stock options and the employee stock purchase plan of $2,266.

As of November 30, 2006, the unrecorded deferred share-based compensation balance related to stock options was $8,367 and will be recognized over an estimated weighted average amortization period of 3.5 years.

No share-based compensation was capitalized as inventory at November 30, 2006. The Company did not capitalize any share-based compensation to inventory at December 1, 2005 when the SFAS No. 123(R) was initially adopted.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

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

	Fiscal Year Ended
	November 30, 2006	November 30, 2005	November 30, 2004
Stock option plan:
Expected life (years)	6.3	5.0	5.0
Risk-free interest rate	4.7%	4.0%	3.4%
Expected volatility	35.7%	39.1%	N/A
Dividend yield	0%	0%	0%
Stock purchase plan:
Expected life (years)	0.3	1.2	1.2
Risk-free interest rate	4.8%	2.2%	2.0%
Expected volatility	29.8%	48.6%	58.1%
Dividend yield	0%	0%	0%

Prior to the adoption of SFAS No. 123(R), the Company used historical volatility in deriving its expected volatility assumption.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

A summary of the activity under the Company’s stock option plans is set forth below:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balances, November 30, 2003	5,430	8,682	7.57
Options granted	(1,142)	1,142	16.50
Options exercised	—	(1,669)	5.45
Options cancelled	140	(140)	12.76

Balances, November 30, 2004	4,428	8,015	$9.12

Restricted stock granted	(97)	—	—
Restricted stock cancelled	1	—	—
Options granted	(555)	555	17.39
Options exercised	—	(1,067)	6.54
Options cancelled	116	(116)	14.36

Balances, November 30, 2005	3,893	7,387	10.03

Balances, November 30, 2005	3,893	7,387	$10.03

Restricted stock granted	(487)	—	—
Restricted stock cancelled	4	—	—
Options granted	(187)	187	21.61
Options exercised	—	(1,460)	7.04
Options cancelled	120	(120)	13.99

Balances, November 30, 2006	3,343	5,994	$11.00

The options outstanding and exercisable at November 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.00 – $4.50	1,148	2.59	$4.50	$20,904	1,148	2.59	$4.50	$20,904
$7.00 – $10.00	2,333	4.14	$9.38	$31,102	2,262	4.10	$9.36	$30,197
$12.00 – $15.54	879	6.42	$12.13	$9,295	550	6.23	$12.11	$5,830
$16.10 – $23.13	1,634	8.30	$17.29	$8,858	484	7.98	$16.62	$2,948

$3.00 – $23.13	5,994	5.31	$11.00	$70,159	4,444	4.40	$9.24	$59,879

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.71 as of November 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of November 30, 2006 was 4,444.

The weighted average grant-date fair value of options, as determined under SFAS No. 123(R), granted during the fiscal year ended November 30, 2006 was $9.24. The total fair value of shares vested during the fiscal

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

year ended November 30, 2006 was $5,288. The total intrinsic value of options exercised during the fiscal year ended November 30, 2006 was $18.7 million. The total cash received from employees as a result of employee stock option exercises during the fiscal year ended November 30, 2006 was $10,283. In connection with these exercises, the tax benefits realized by the Company for the fiscal year ended November 30, 2006 was $6,932.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

During the fiscal year ended November 30, 2006, the Company’s Compensation Committee approved the grant of 250 shares of restricted stock units to Robert Huang, the Company’s President and Chief Executive Officer. These restricted stock units will vest with respect to 25% of the shares on the date that is 13 months after the date of grant, and an additional 25% of the shares on the second, third and fourth anniversaries of the date of grant. The Company recorded the $4,763 value of these restricted stock units and will amortize that amount over the service period. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award.

As of November 30, 2006, there was $10,279 of total deferred share-based compensation related to nonvested restricted stock granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 4.1 years.

Amortization cost for all restricted stock awards for the fiscal year ended November 30, 2006 was $1,444.

A summary of the status of the Company’s nonvested restricted stock as of November 30, 2006, is presented below:

	Restricted Stock
	Number of Shares	Weighted average grant-date fair value
Nonvested at November 30, 2005	97	$17.17
Awards granted	487	20.96
Awards vested	(19)	17.17
Awards cancelled/expired/forfeited	(4)	18.29

Nonvested at November 30, 2006	561	$20.45

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

NOTE 15—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Fiscal Years Ended November 30,
	2006	2005	2004
Net income from continuing operations	$51,385	$39,606	$46,086
Income from discontinued operations, net of tax	—	511	479
Gain on sale of discontinued operations, net of tax	—	12,708	—

Net income	$51,385	$52,825	$46,565

Weighted average common shares—basic	29,700	28,555	26,691
Effect of dilutive securities:
Stock options and restricted stock	2,314	2,576	3,420

Weighted average common shares—diluted	32,014	31,131	30,111

Earnings per share:
Basic
Income from continuing operations	$1.73	$1.39	$1.73
Discontinued operations	$—	$0.46	$0.01

Net income per common share—basic	$1.73	$1.85	$1.74

Diluted
Income from continuing operations	$1.61	$1.27	$1.53
Discontinued operations	$—	$0.43	$0.02

Net income per common share—diluted	$1.61	$1.70	$1.55

Options to purchase 747, 67 and 130 shares of common stock as at November 30, 2006, 2005 and 2004, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 16—RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $430,543, $397,000 and $406,000 during the years ended November 30, 2006, 2005 and 2004, respectively. Sales to MiTAC International and its affiliates during the years ended November 30, 2006, 2005 and 2004, were approximately $2,288, $1,777 and $1,738, respectively. The Company’s relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International.

In October 2001, as a new investment option for the deferred compensation plan, the Company established a brokerage account in Taiwan. The purpose of the account is to hold shares of MiTAC International and its affiliates. As of November 30, 2004, the fair market value of the common stock acquired was approximately $2,259. This brokerage account was closed in fiscal 2005.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

In August 2004, the Company realized a gain of $1,245 for a settlement with MiTAC International on the final purchase price related to the acquisition of the Company’s current subsidiary in the United Kingdom, which was acquired from MiTAC International in fiscal 2000. This amount is included in “Other income (expense), net.”

NOTE 17—SEGMENT INFORMATION:

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

Summarized financial information related to the Company’s reportable business segments as at November 30, 2006, 2005 and 2004, and for each of the years then ended is shown below:

	Distribution	Contract Assembly	Consolidated
Fiscal year ended November 30, 2004:
Revenue	$4,573,438	$577,009	$5,150,447
Income from continuing operations before non-operating items, income taxes and minority interest	63,255	14,405	77,660
Total assets	800,618	199,079	999,697
Fiscal year ended November 30, 2005:
Revenue	$5,120,824	$519,945	$5,640,769
Income from continuing operations before non-operating items, income taxes and minority interest	65,912	13,025	78,937
Total assets	846,220	236,268	1,082,488
Fiscal year ended November 30, 2006:
Revenue	$5,800,293	$543,221	$6,343,514
Income from continuing operations before non-operating items, income taxes and minority interest	88,458	7,784	96,242
Total assets	1,109,162	273,572	1,382,734

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

Summarized financial information related to the geographic areas in which the Company operated at November 30, 2006, 2005 and 2004 and for each of the years then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Fiscal year ended November 30, 2004:
Revenue	$4,902,143	$271,753	$(23,449)	$5,150,447
Income from continuing operations	47,548	1,320	(2,782)	46,086
Other long-lived assets	20,592	15,968	—	36,560
Fiscal year ended November 30, 2005:
Revenue	$5,440,293	$237,965	$(37,489)	$5,640,769
Income from continuing operations	35,761	4,051	(206)	39,606
Other long-lived assets	23,460	18,432	—	41,892
Fiscal year ended November 30, 2006:
Revenue	$6,119,306	$265,728	$(41,520)	$6,343,514
Income from continuing operations	44,417	7,076	(108)	51,385
Other long-lived assets	33,805	16,477	—	50,282

Revenue in the U.S. was approximately 79%, 80% and 83% of total revenue for fiscal 2006, 2005 and 2004, respectively.

NOTE 18—RISK AND UNCERTAINTIES:

The Company operates in a highly competitive industry and is subject to various risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to differ materially from expectations include, but are not limited to, dependence on few customers and vendors, competition, new products and services, dependence upon key personnel, industry conditions, foreign currency fluctuations, and aspects of its strategic relationship with MiTAC International.

NOTE 19—COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under operating lease agreements, which expire in various periods through 2014. Future minimum rental obligations under non-cancelable lease agreements as of November 30, 2006 were as follows:

Fiscal Year Ending November 30,
2007	$12,758
2008	13,039
2009	12,863
2010	14,164
2011	7,709
thereafter	12,849

Total minimum lease payments	$73,382

Rent expense for the years ended November 30, 2006, 2005 and 2004 amounted to $9,393, $9,423 and $8,887, respectively.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The Company was contingently liable at November 30, 2006, under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2006 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

The Company is from time to time involved in legal proceedings, including the following:

In May 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against the Company and its Canadian subsidiary, SYNNEX Canada Limited. The suit claims that the Company has infringed on Seanix’s exclusive rights to its Canadian trademark registration and caused confusion between the two companies resulting from, among other things, the Company’s use of trademarks confusingly similar to the Seanix trademarks. The complaint seeks injunctive relief and monetary damages in an amount to be determined. Substantial discovery has taken place and no trial date has been set.

In May 2002, Acropolis Systems, Inc. and Tony Yeh filed a civil suit in Santa Clara County California Superior Court against the Company, Robert Huang, C. Kevin Chuang and Stephen R. Bowling. The suit alleges violation of California securities laws, fraud and concealment and breach of contract resulting from, among other things, failure to disclose the existence of a lien in favor of the Company on the assets of eManage.com Inc. prior to entering into stock purchase agreements for shares of eManage.com stock. At the time of this stock purchase, the Company was the majority stockholder of eManage.com. The complaint seeks monetary damages in the amount of approximately $2,000. Substantial discovery has taken place and a trial date has been set for June 2007.

In addition, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. These preference actions are filed by the bankruptcy trustee on behalf of the bankrupt estate and generally seek to have payments made by the debtor within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt estate’s creditors. The Company is not aware of any currently pending preference actions.

The Company does not believe that these proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows of the business.

NOTE 20—RESTRUCTURING CHARGES:

In the first quarter of fiscal 2005, the Company announced a restructuring program in its distribution segment, which impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. All terminations were completed by May 31, 2005. In the third quarter of fiscal 2005, the Company closed its facility in Markham, Ontario. This restructuring resulted in a total expense of $2,513, which consisted of employee termination benefits of $711, estimated facilities exit expenses of $1,681 and other expenses in the amount of $121. All charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The following table summarizes the activity related to the liability for restructuring charges through November 30, 2006:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2004	$—	$—	$—	$—
Restructuring charges expensed in the year ended November 30, 2005	711	1,681	121	2,513
Cash payments	(690)	(293)	(17)	(1,000)
Adjustments	—	157	—	157
Non-cash charges	—	(636)	—	(636)

Balance of accrual at November 30, 2005	21	909	104	1,034
Cash payments	(21)	(452)	(11)	(484)
Non-cash charges	—	(344)	(93)	(437)

Balance of accrual at November 30, 2006	$—	$113	$—	$113

The unpaid portion of the restructuring charges is included in the consolidated balance sheet under the caption “Accrued liabilities.”

NOTE 21—DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2005, the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K. to MCJ, in exchange for 26 shares of MCJ. The Company recorded a gain of $12,708, net of tax, as a result of this sale, in the second quarter of fiscal 2005. The Company’s remaining equity interest in SYNNEX K.K. is accounted for under the cost method, as the Company does not have significant involvement or influence over either MCJ or SYNNEX K.K. In connection with this sale, the Company paid a dividend of $1,133 to the minority shareholders of SYNNEX K.K.

Under the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of SYNNEX K.K. qualified as a discontinued operation component of the Company. Accordingly, the Company has excluded results of its Japan’s operation from its consolidated statements of operations for each of the three years in the period ended November 30, 2005 to present this business in discontinued operations.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The following table shows the results of operation of SYNNEX K.K.:

	December 1, 2004 to April 19, 2005 (date of sale)	Fiscal Year Ended November 30, 2004
Revenue	$64,477	$163,544
Cost of revenue	(59,916)	(153,938)

Gross profit	4,561	9,606
Selling, general and administrative expenses	(3,170)	(8,286)

Income from operations before non-operating items, income taxes and minority interest	1,391	1,320
Interest expense and finance charges, net	(140)	(464)
Other income (expense), net	(245)	158

Income before income taxes and minority interest	1,006	1,014
Provision for income taxes	(434)	(459)
Minority interest in subsidiary	(61)	(76)

Net income	$511	$479

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except for per share amounts)

The following table shows the effect of the restatement on the consolidated financial statements:

	As Previously Reported Fiscal Year Ended November 30, 2004	As Reported Herein Fiscal Year Ended November 30, 2004
Revenue	$5,313,991	$5,150,447
Cost of revenue	(5,089,013)	(4,935,075)

Gross profit	224,978	215,372
Selling, general and administrative expenses	(145,998)	(137,712)

Income from continuing operations before non-operating items, income taxes and minority interest	78,980	77,660
Interest expense and finance charges, net	(8,423)	(7,959)
Other income (expense), net	(742)	(900)

Income from continuing operations before income taxes and minority interest	69,815	68,801
Provision for income taxes	(23,550)	(23,091)
Minority interest in subsidiary	300	376

Income from continuing operations	46,565	46,086
Income from discontinued operations, net of tax	—	479

Net income	$46,565	$46,565

Earnings per share:
Basic
Income from continuing operations	$1.74	$1.73
Discontinued operations	—	0.01

Net income per common share—basic	$1.74	$1.74

Diluted
Income from continuing operations	$1.55	$1.53
Discontinued operations	—	0.02

Net income per common share—diluted	$1.55	$1.55

Under the terms of the sale the Company was restricted from selling the shares of MCJ it received until April 2006. As described in Note 5, the shares were classified as trading securities and were recorded at fair value, based on quoted market prices. As of November 30, 2005, the fair value of the shares of MCJ was $25,346, and that amount is included in short-term investments.

In order to reduce the risk of holding the MCJ shares, the Company entered into forward contracts to sell MCJ shares for fixed prices in April 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by the Company and these contracts had a value of $22,609. As of November 30, 2006, there were no outstanding forward contracts.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2006. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal 2006 Three Months Ended				Fiscal 2005 Three Months Ended
	Feb. 28, 2006	May 31, 2006	Aug. 31, 2006	Nov. 30, 2006	Feb. 28, 2005	May 31, 2005	Aug. 31, 2005	Nov. 30, 2005
	(in thousands)
Statement of Operations Data:
Revenue	$1,501,735	$1,511,701	$1,592,204	$1,737,874	$1,309,763	$1,346,328	$1,391,590	$1,593,088
Cost of revenue	(1,436,725)	(1,443,353)	(1,519,486)	(1,658,591)	(1,253,629)	(1,289,772)	(1,332,612)	(1,526,198)

Gross profit	65,010	68,348	72,718	79,283	56,134	56,556	58,978	66,890
Selling, general and administrative expenses	(42,763)	(45,952)	(49,205)	(51,197)	(39,712)	(38,159)	(39,249)	(42,501)

Income from continuing operations before non-operating items, income taxes and minority interest	22,247	22,396	23,513	28,086	16,422	18,397	19,729	24,389
Interest expense and finance charges, net	(5,853)	(4,340)	(2,743)	(3,723)	(3,812)	(3,521)	(3,777)	(5,926)
Other income (expense), net	273	(482)	265	514	709	949	(1,155)	1,056

Income from continuing operations before income taxes and minority interest	16,667	17,574	21,035	24,877	13,319	15,825	14,797	19,519
Provision for income taxes	(5,984)	(6,257)	(7,015)	(9,064)	(5,042)	(6,006)	(5,759)	(7,105)
Minority interest in subsidiaries	—	—	(241)	(207)	26	32	—	—

Income from continuing operations	10,683	11,317	13,779	15,606	8,303	9,851	9,038	12,414
Income from discontinued operations, net of tax	—	—	—	—	304	207	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	12,323	—	385

Net income	$10,683	$11,317	$13,779	$15,606	$8,607	$22,381	$9,038	$12,799

Net income per common share, basic	$0.37	$0.38	$0.46	$0.51	$0.31	$0.78	$0.31	$0.44

Net income per common share, diluted	$0.34	$0.36	$0.43	$0.48	$0.27	$0.72	$0.29	$0.41

Weighted average common shares outstanding—basic	29,055	29,499	29,879	30,369	28,005	28,764	29,481	28,903

Weighted average common shares outstanding—diluted	31,204	31,600	31,878	32,565	31,450	31,120	31,673	31,103

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended November 30, 2006, 2005 and 2004

(in thousands)

Description	Balance at Beginning of Year	Additions and Subtractions from Acquisitions and Dispositions	Additions Charged to Revenues and Costs and Expense	Write-offs and Deductions	Balance at End of Year
Fiscal Year Ended November 30, 2004
Allowance for doubtful trade receivables	8,996	4,106	5,506	(6,731)	11,877
Allowance for doubtful vendor receivables	3,246	782	1,632	(1,565)	4,095
Allowance for sales returns	5,526	—	8,044	(693)	12,877
Allowance for deferred tax assets	8,869	(294)	(211)	(6,048)	2,316

Fiscal Year Ended November 30, 2005
Allowance for doubtful trade receivables	11,877	(12)	7,083	(6,260)	12,688
Allowance for doubtful vendor receivables	4,095	—	897	(2,266)	2,726
Allowance for sales returns	12,877	—	1,000	(480)	13,397
Allowance for deferred tax assets	2,316	—	515	(653)	2,178

Fiscal Year Ended November 30, 2006
Allowance for doubtful trade receivables	12,688	2,328	9,081	(9,664)	14,433
Allowance for doubtful vendor receivables	2,726	—	1,548	(1,660)	2,614
Allowance for sales returns	13,397	—	3,719	—	17,116
Allowance for deferred tax assets	2,178	—	1,607	(2,178)	1,607

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concludes that, as of November 30, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

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

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on March 20, 2007 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,993,767	$11.00	3,432,772	(1)(2)

(1)

Includes the number of shares reserved for issuance under our Amended and Restated 2003 Stock Incentive Plan. The number of shares authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan will not exceed the sum of (1) the number of shares subject to outstanding options granted under our 1997 Stock Option Plan/Stock Issuance Plan, our Special Executive Stock Option/Stock Issuance Plan and

our 1993 Stock Option Plan outstanding, to the extent those options expire, terminate or are cancelled for any reason prior to being exercised, plus (2) 5,506,649 shares of common stock; provided, however, that the number of authorized shares under our Amended and Restated 2003 Stock Incentive Plan will not exceed 14,111,761 shares of common stock.

(2)	Includes 500,000 shares available-for-sale pursuant to our 2003 Employee Stock Purchase Plan (as amended). Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of the Appointment of Independent Registered Public Accountants” contained in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(2)	Financial Statement Schedule

See Index under Item 8.

(3)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b) Exhibits.

Exhibit Number	Description of Document
3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder.

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Standard Industrial Lease dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	HP U.S. Business Development Partner Agreement dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document
10.10	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.13#	Employment Agreement dated February 7, 2006, by and between the Registrant and Robert Huang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.14#	Employment Agreement dated July 14, 2004, by and between the Registrant and Jim Estill

10.15	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Registrant, the lenders signatory thereto from time to time, and General Electric Capital Corporation, a Delaware corporation.

10.16	Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, among the Originator, the Servicer and SIT Funding Corporation.

10.17	Second Amended and Restated Receivables Funding and Administration Agreement, dated as February 12, 2007, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 96 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

See Index under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2007

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

Name	Title	Date

/s/ ROBERT HUANG Robert Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2007

/s/ DENNIS POLK Dennis Polk	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 13, 2007

/s/ MATTHEW MIAU Matthew Miau	Chairman of the Board	February 13, 2007

/s/ FRED BREIDENBACH Fred Breidenbach	Director	February 13, 2007

/s/ JAMES VAN HORNE James Van Horne	Director	February 13, 2007

/s/ GREGORY QUESNEL Gregory Quesnel	Director	February 13, 2007

/s/ DAVID RYNNE David Rynne	Director	February 13, 2007

/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	February 13, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

3(i)1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii)2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder.

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Standard Industrial Lease, dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	HP U.S. Business Development Partner Agreement, dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

Exhibit Number	Description of Document

10.13#	Employment Agreement dated February 7, 2006, by and between the Company and Robert Huang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.14#	Employment Agreement dated July 14, 2004, by and between the Registrant and Jim Estill

10.15	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Registrant, the lenders signatory thereto from time to time, and General Electric Capital Corporation, a Delaware corporation.

10.16	Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, among the Originator, the Servicer and SIT Funding Corporation.

10.17	Second Amended and Restated Receivables Funding and Administration Agreement, dated as February 12, 2007, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 96 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.