Form 10-Q
period 2007-02-28
SYNNEX CORP
filed 2007-04-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 2, 2007
Common Stock, $0.001 par value	31,088,735

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	February 28, 2007	November 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$22,473	$27,881
Short-term investments	14,986	13,271
Accounts receivable, net	589,512	363,437
Receivable from vendors, net	88,880	95,080
Receivable from affiliates	5,210	1,855
Inventories	524,300	594,642
Deferred income taxes	16,897	17,994
Current deferred assets	13,713	13,990
Other current assets	11,755	9,887

Total current assets	1,287,726	1,138,037
Property and equipment, net	40,182	36,698
Goodwill and intangible assets, net	73,410	48,588
Deferred income taxes	6,722	6,716
Long-term deferred assets	126,244	139,111
Other assets	15,993	13,584

Total assets	$1,550,277	$1,382,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$243,973	$50,834
Accounts payable	461,657	462,480
Payable to affiliates	70,025	89,831
Accrued liabilities	74,196	81,818
Current deferred liabilities	28,389	29,516
Income taxes payable	10,048	6,693

Total current liabilities	888,288	721,172
Long-term borrowings	41,715	47,967
Long-term liabilities	11,048	10,131
Long-term deferred liabilities	81,432	90,686
Deferred income taxes	1,205	1,232

Total liabilities	1,023,688	871,188

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 30,642 and 30,477 shares issued and outstanding	31	30
Additional paid-in capital	184,172	181,188
Accumulated other comprehensive income	12,182	13,999
Retained earnings	330,204	316,329

Total stockholders’ equity	526,589	511,546

Total liabilities and stockholders’ equity	$1,550,277	$1,382,734

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2007	February 28, 2006
Revenue	$1,588,276	$1,501,735
Cost of revenue	(1,513,852)	(1,436,725)

Gross profit	74,424	65,010

Selling, general and administrative expenses	(49,481)	(42,763)

Income from operations before non-operating items and income taxes	24,943	22,247

Interest expense and finance charges, net	(3,058)	(5,853)
Other income (expense), net	158	273

Income before income taxes	22,043	16,667

Provision for income taxes	(8,168)	(5,984)

Net income	$13,875	$10,683

Earnings per share:
Basic	$0.45	$0.37

Diluted	$0.43	$0.34

Weighted-average common shares outstanding—basic	30,548	29,055

Weighted-average common shares outstanding—diluted	32,372	31,204

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2007	February 28, 2006
Cash flows from operating activities:
Net income	$13,875	$10,683

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,634	1,239
Amortization of intangible assets	1,198	1,000
Share-based compensation	1,004	735
Provision for doubtful accounts	2,043	1,641
Unrealized gain on trading securities	(220)	(141)
Realized gain on investment	(58)	(36)
Unrealized loss on short-term investments	—	8,933
Others	(8)	9
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(224,568)	41,228
Receivable from vendors	6,216	6,373
Receivable from affiliates	(3,355)	2,178
Inventories	67,906	(27,993)
Other assets	8,535	(73,854)
Payable to affiliates	(19,806)	(19,111)
Accounts payable	7,725	6,566
Accrued liabilities	(3,263)	45,748
Deferred liabilities	(8,620)	—

Net cash provided by (used in) operating activities	(149,762)	5,198

Cash flows from investing activities:
Purchases of short-term investments	(2,206)	(2,851)
Proceeds from sale of short-term investments	802	278
Acquisition of businesses, net of cash acquired	(33,213)	—
Purchase of property and equipment	(1,884)	(1,814)
Increase in restricted cash	(947)	—

Net cash used in investing activities	(37,448)	(4,387)

Cash flows from financing activities:
Cash overdraft	(7,515)	(7,867)
Proceeds from revolving line of credit and securitization	324,380	129,163
Payment of revolving line of credit and securitization	(130,182)	(128,392)
Payment of bank loan	(7,343)	—
Net proceeds under other lines of credit	73	1,129
Net proceeds from issuance of common stock	1,980	2,791
Others	—	8

Net cash provided by (used in) financing activities	181,393	(3,168)

Effect of exchange rate changes on cash and cash equivalents	409	(133)

Net decrease in cash and cash equivalents	(5,408)	(2,490)
Cash and cash equivalents at beginning of period	27,881	13,636

Cash and cash equivalents at end of period	$22,473	$11,146

Supplemental disclosures of cash flow information:
Interest paid	$2,384	$471

Income taxes paid	$3,632	$3,085

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2007	February 28, 2006
Net income	$13,875	$10,683
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities	4	93
Foreign currency translation adjustment	(1,821)	2,052

Total comprehensive income	$12,058	$12,828

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is an information technology products supply chain services company. The Company’s supply chain services include distribution, contract assembly, logistics and business process outsourcing. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, Philippines and the United Kingdom.

The accompanying interim unaudited condensed consolidated financial statements as of February 28, 2007 and 2006 and for the three months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2006 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2006, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007, or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries in which no substantive participating rights are held by minority stockholders. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interest of minority investors are recorded as minority interest. Investments in 20% through 50% owned affiliated companies are included under the equity method of accounting where the Company exercises significant influence over operating and financial affairs of the investee. Investments in less than 20% owned companies or investments in 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs of the investee are recorded under the cost method.

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

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Restricted cash

As of February 28, 2007 and November 30, 2006, the Company had restricted cash in the amount of $9,110 and $8,141, respectively, for future payments to one of its vendors relating to a long-term project at the Company’s Mexico operation.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. Realized gains and losses, which are calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, are recorded in “Other income (expense), net” as incurred.

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon the shorter of the estimated useful lives of the assets, or the lease term of the respective assets, if applicable. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. The ranges of estimated useful lives for property and equipment categories are as follows:

Equipment and furniture	3 - 7 years
Software	3 - 7 years
Leasehold improvements	3 -10 years
Buildings	39 years

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

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

Intangible assets

Intangible assets consist of vendor lists, customer lists and trade names, which are amortized on a straight-line basis over their estimated lives. Intangible assets are amortized as follows:

Vendor lists	4 - 10 years
Customer lists	4 - 8 years
Trademarks	4 - 10 years
Other intangible assets	3 - 5 years

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

Long-term deferred assets and long-term deferred liabilities

The Company’s Mexico operation has entered into a multi-year contract to sell equipment to an independent third-party contractor that provides equipment and services to the Mexican government. The payments by the Mexican government are generally due on a monthly basis and are contingent upon the contractor continuing to provide services to the Mexican government. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract. All long-term accounts receivable and deferred cost of revenue associated with this contract are included in the consolidated balance sheet under the caption “Long-term deferred assets.” According to contract terms, the Company will also hold back a certain amount of accounts payable for a certain period of time. All long-term accounts payable and long-term deferred revenues associated with this contract are included in the consolidated balance sheet under the caption “Long-term deferred liabilities.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2007, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through February 28, 2007, such losses have been within management’s expectations.

In the three months ended February 28, 2007 and 2006, no single customer exceeded 10% of the Company’s total revenue. At February 28, 2007 and November 30, 2006, no single customer comprised more than 10% of the total consolidated accounts receivable balance.

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

For the three months ended February 28, 2007 and 2006

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

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash, short-term investments, forward contracts, accounts receivable and accounts payable, the carrying amounts approximate fair value due to the short maturities. The amount shown for borrowings also approximates fair value since current interest rates offered to the Company for debt of similar maturities are approximately the same. The estimated fair values of foreign exchange forward contracts are based on market prices or current rates offered for contracts with similar terms and maturities. The ultimate amounts paid or received under these foreign exchange contracts, however, depend on future exchange rates. These gains or losses are based on changes in the fair value of the contracts, which generally occur as a result of changes in foreign currency exchange rates and are recorded in “Other income (expense), net.”

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies, with the exception of the Company’s operations in the UK and the Philippines, for which the functional currencies are the U.S. dollar. The financial statements of the foreign subsidiaries, other than the operations in the UK and the Philippines, are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the quarter. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.” Such amounts are not significant to any of the periods presented.

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

Share-based compensation

Effective December 1, 2005, the Company began accounting for share-based compensation under the provision of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life.

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares primarily consist of stock options, restricted shares and restricted stock units. The calculation of net income per common share is presented in Note 8.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

SFAS No. 128, “Earnings Per Share” requires that employee stock options, non-vested restricted shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in-capital when the award becomes deductible are assumed to be used to repurchase shares.

Recently issued accounting pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) issued consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company adopted the provisions of EITF No. 06-03 effective December 1, 2006. The Company has consistently reported taxes collected from customers on a net presentation basis; therefore, the adoption of EITF No. 06-03 did not have any effect on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and will be applicable to the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

NOTE 3 – SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense under the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. The Company has also applied the provisions of Staff Accounting Bulletin No. 107 relating to SFAS 123(R).

The Company uses the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life. Under the fair value recognition provisions for SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

No options were granted during the three months ended February 28, 2007 and five thousand restricted stock awards were granted in the three months ended February 28, 2007. During the three months ended February 28, 2007 and 2006, the Company recorded share-based compensation cost of $1,004 and $ 735 respectively.

NOTE 4 – BALANCE SHEET COMPONENTS:

Accounts receivable, net:

	February 28, 2007	November 30, 2006

Trade accounts receivable	$620,785	$394,986
Less: Allowance for doubtful accounts	(15,406)	(14,433)
Less: Allowance for sales returns	(15,867)	(17,116)

	$589,512	$363,437

The increase in accounts receivable as of February 28, 2007 was primarily due to a change in terms during the quarter in the Company’s U.S. securitization arrangement which resulted in all accounts receivable transacted in Company’s securitization arrangement being classified as an on-balance sheet transaction versus the prior quarter when it was classified as off-balance sheet (see Note 5).

Inventories:

	February 28, 2007	November 30, 2006

Components	$55,424	$66,775
Finished goods	468,876	527,867

	$524,300	$594,642

Goodwill and Intangible assets, net:

	February 28, 2007			November 30, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$56,373	$—	$56,373	$30,144	$—	$30,144
Vendor lists	22,062	(16,845)	5,217	22,062	(16,307)	5,755
Customer lists	14,934	(5,226)	9,708	15,141	(4,738)	10,403
Other intangible assets	3,217	(1,105)	2,112	3,259	(973)	2,286

	$96,586	$(23,176)	$73,410	$70,606	$(22,018)	$48,588

Amortization expense was $1,198 and $1,000 for the three months ended February 28, 2007 and 2006, respectively. The increase in goodwill as of February 28, 2007 was due to the acquisitions of Link2Support and PC Wholesale (see Note 11).

NOTE 5 – ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its North America operations through two accounts receivable securitization programs, a U.S. facility (the “U.S. Arrangement”) and a Canadian facility (the “Canadian Arrangement”).

The Company amended its U.S. Arrangement on February 12, 2007, to increase the Company’s availability to sell a maximum of $350,000 U.S. trade accounts receivables from the previous level of $275,000 based upon eligible trade receivables (“U.S. Receivables”). The Company also extended the maturity date of the U.S.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Arrangement from August 2008 to February 2011. The Company’s effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. Prior to amending the U.S. Arrangement in February 2007, the Company recorded the previous U.S. Arrangement as an off-balance sheet transaction because the Company funded its advances by selling undivided ownership interests in the U.S. Receivables. The amended U.S. Arrangement requires the Company to account for this transaction as an on-balance sheet transaction because the Company funds its borrowings by pledging all of its rights, title and interest in and to the U.S. Receivables as security.

The amount of U.S. Receivables sold to the financial institutions under the prior U.S. Arrangement before the amendment, at February 12, 2007 and November 30, 2006 was $249,469 and $273,028 respectively. The total outstanding balance as of February 12, 2007 under the prior U.S. Arrangement was repaid under the new amended U.S. Arrangement. The gross proceeds resulting from the sale of U.S. Receivables totaled approximately $148,703 and $242,640 for the period from December 1, 2006 to February 12, 2007 and December 1, 2005 to February 28, 2006, respectively. The gross payments to the financial institutions under the U.S. Arrangement totaled approximately $172,262 and $241,800 for the period from December 1, 2006 to February 12, 2007 and December 1, 2005 to February 28, 2006, respectively.

The Company’s Canadian Arrangement is a one-year revolving accounts receivable arrangement which allows SYNNEX Canada Limited (“SYNNEX Canada”) to sell up to C$100,000 of U.S. and Canadian trade receivables (the “Canadian Receivables”) to a financial institution. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.45% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at February 28, 2007 and November 30, 2006 was $64,119 and $70,810, respectively. The gross proceeds resulting from the sale of Canadian Receivables totaled approximately $50,858 and $56,761 for the three months ended February 28, 2007 and 2006, respectively. The gross payments to the financial institution resulting from the sale of Canadian Receivables totaled approximately $57,549 and $68,899 for the three months ended February 28, 2007 and 2006, respectively.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facilities. These covenants include minimum net worth, minimum fixed charge coverage ratio, and net worth percentage. The Company was in compliance with the material covenants at February 28, 2007 and November 30, 2006.

As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third-party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on the Company’s financial condition and results of operations.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies (see Note 12, “Commitments and Contingencies” for additional information). Approximately $204,849 and $245,497 of the Company’s net sales were financed under these programs in the three months ended February 28, 2007 and 2006, respectively. Approximately $31,796 and $44,394 of accounts receivable at February 28, 2007 and November 30, 2006, respectively, were subject to flooring agreements. Flooring fees were approximately $1,212 and $1,476 in the three months ended February 28, 2007 and 2006, respectively, and are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 6 – RESTRUCTURING CHARGES:

In the first quarter of fiscal 2005, the Company announced a restructuring program in its distribution segment, which impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. All terminations were completed by May 31, 2005. In the third quarter of fiscal 2005, the Company closed its facility in Markham, Ontario. This restructuring resulted in a total expense of $2,513, which consisted of employee termination benefits of $711, estimated facilities exit expenses of $1,681 and other expenses in the amount of $121. All charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table summarizes the activity related to the liability for restructuring charges through February 28, 2007:

	Facility and Exit Costs	Other	Total
Balance accrued at November 30, 2006	$113	$—	$113
Cash payments	—	—	—
Non-cash charges	(50)	—	(50)

Balance accrued at February 28, 2007	$63	$—	$63

The unpaid portion of the restructuring charges is included in the condensed consolidated balance sheets under the caption “Accrued liabilities.”

NOTE 7 – BORROWINGS:

Borrowings consist of the following:

	February 28, 2007	November 30, 2006
SYNNEX US revolving line of credit and securitization	$215,269	$27,070
SYNNEX Canada term loan	882	1,178
SYNNEX Canada revolving line	5,984	—
SYNNEX Mexico term loan	62,370	70,436
SYNNEX UK line of credit	154	81
Others	1,029	36

	285,688	98,801
Less: Current portion	(243,973)	(50,834)

Non-current portion	$41,715	$47,967

The increase in U.S. revolving line of credit and securitization as of February 28, 2007 was primarily due to a change in terms during the quarter in the Company’s U.S. Arrangement, which resulted in accounts receivable transacted in the Company’s securitization arrangement being classified as an on-balance transaction versus the prior quarter when it was classified as off-balance sheet (see Note 5).

NOTE 8 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	February 28, 2007	February 28, 2006
Net income	$13,875	$10,683

Weighted-average common shares—basic	30,548	29,055
Effect of dilutive securities:
Stock options and restricted stock	1,824	2,149

Weighted average common shares—diluted	32,372	31,204

Earnings per share:
Basic	$0.45	$0.37
Diluted	$0.43	$0.34

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Options to purchase 621 and 1,606 shares of common stock as of February 28, 2007 and 2006, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $79,646 and $107,911 during the three months ended February 28, 2007 and 2006, respectively.

Sales to MiTAC International Corporation and its affiliates during the three months ended February 28, 2007 and 2006 were approximately $1,089 and $560, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

NOTE 10 – SEGMENT INFORMATION:

Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has identified the following two reportable business segments:

The Distribution segment distributes computer systems and complementary products, as well as related logistics and support services and business process outsourcing, to a variety of customers, including value-added resellers, system integrators, retailers and direct resellers.

The Contract Assembly segment provides electronics assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

Summarized financial information related to the Company’s reportable business segments at February 28, 2007 and 2006, and for each of the periods then ended, is shown below:

	Distribution	Contract Assembly	Consolidated
Three Months Ended February 28, 2007:
Revenue	$1,476,831	$111,445	$1,588,276
Income from operations before non-operating items and income taxes	23,548	1,395	24,943
Total assets	1,305,831	244,446	1,550,277
Three Months Ended February 28, 2006:
Revenue	$1,390,811	$110,924	$1,501,735
Income from operations before non-operating items and income taxes	20,257	1,990	22,247
Total assets	906,987	224,226	1,131,213

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Summarized financial information related to the geographic areas in which the Company operated at February 28, 2007 and 2006 and for each of the periods then ended is shown below:

	North America	Other	Consolidation Adjustments	Consolidated
Three Months Ended February 28, 2007:
Revenue	$1,536,462	$57,048	$ (5,234)	$1,588,276
Income from operations	11,244	2,494	137	13,875
Other long-lived assets	35,822	20,359	—	56,181
Three Months Ended February 28, 2006:
Revenue	$1,451,813	$60,984	$(11,062)	$1,501,735
Income from operations	9,991	672	20	10,683
Other long-lived assets	19,572	21,207	—	40,779

Revenue in the U.S. was approximately 78% of total revenue for each of the three months ended February 28, 2007 and 2006.

NOTE 11 – ACQUISITIONS:

On February 20, 2007, the Company acquired all of the outstanding capital stock of Link2Support, Inc. (“Link2Support”) based in Manila, Philippines for approximately $25,000 in cash. The acquisition agreement allows for an earnout payment of $5,000 to be paid if certain milestones are met in the first year after the acquisition. Link2Support is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The Link2Support acquisition is consistent with the Company’s strategy to broaden its supply chain offerings and increases its contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $8,359 and the remainder of the purchase price of $16,641 has been recognized as goodwill. The allocation of purchase price is preliminary and the estimates and assumptions used are subject to change. The Company currently is evaluating the allocation of purchase price to net tangible and identifiable intangible assets and does not expect the final allocation of purchase price to have a material impact on the Company’s financial position, results of operations, or cash flows.

On February 27, 2007, the Company entered into definitive agreements to acquire the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. The Company paid a purchase price of $29,444 in cash. PC Wholesale is an IT distributor with specialized focus on end-of-life and refurbished equipment that is complementary to the Company’s core distribution business. An initial payment for $10,000 was made on February 27, 2007 and the remaining payment was made on March 1, 2007. The Company recorded $10,000 as goodwill in its financial statement for the quarter ended February 28, 2007. The allocation of purchase price is preliminary and the estimates and assumptions used are subject to change. The Company currently is evaluating the allocation of purchase price to net tangible and identifiable intangible assets and does not expect the final allocation of purchase price to have a material impact on the Company’s financial position, results of operations, or cash flows.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination as defined by the Securities and Exchange Commission. As such, they were not subject to the disclosure requirements of SFAS No. 141, “Business Combinations.” However, the Company believes that disclosures provided herein are useful to the understanding of the goodwill and intangible assets activities through February 28, 2007.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at February 28, 2007, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 5. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2007, under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

The Company is from time to time involved in legal proceedings, including the following:

In May 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against the Company and SYNNEX Canada. The suit claims that the Company has infringed on Seanix’s exclusive rights to its Canadian trademark registration and caused confusion between the two companies resulting from, among other things, the Company’s use of trademarks confusingly similar to the Seanix trademarks. The complaint seeks injunctive relief and monetary damages in an amount to be determined. Substantial discovery has taken place and no trial date has been set.

In May 2002, Acropolis Systems, Inc. and Tony Yeh filed a civil suit in Santa Clara County California Superior Court against the Company, Robert Huang, C. Kevin Chuang and Stephen R. Bowling. The suit alleges violation of California securities laws, fraud and concealment and breach of contract resulting from, among other things, failure to disclose the existence of a lien in favor of the Company on the assets of eManage.com, Inc. prior to entering into stock purchase agreements for shares of eManage.com stock. At the time of this stock purchase, the Company was the majority stockholder of eManage.com. The complaint seeks monetary damages in the amount of approximately $2,000. Substantial discovery has taken place and a trial date has been set for October 2007.

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

The Company does not believe that these proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

NOTE 13 – SUBSEQUENT EVENTS:

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Ontario. The facility is approximately six hundred thousand square feet. The total purchase price for this facility was approximately $12,000. SYNNEX Canada will be consolidating its two existing Ontario Canada area facilities into this new facility.

On March 9, 2007, the Company amended its U.S. revolving line of credit to accommodate SYNNEX Canada’s purchase of the new logistics facility in Guelph, Ontario and the Company’s investment in China Civilink (Cayman).

On March 27, 2007, SYNNEX Canada, signed a definitive agreement to acquire substantially all of the assets of Redmond Group of Companies (“RGC”), including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased net assets is approximately C$45,000, including approximately C$10,000 of debt assumption. The acquisition of RGC will allow SYNNEX Canada to expand its consumer electronics distribution focus and market share. The transaction is subject to regulatory and other approvals and satisfaction of other customary closing conditions. Once the acquisition is complete, RGC will operate under the SYNNEX Canada name.

On April 5, 2007, the Company purchased a controlling interest in China Civilink (Cayman) for $30,000. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions provides internet

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

services such as domain name registration and is headquartered in Beijing, China. This company will continue to operate as a stand-alone entity under the HiChina Web Solutions name. The acquisition of HiChina Web Solutions further supports the Company’s strategy to grow its supply chain offerings by providing access to an established customer base in China.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC International and Sun Microsystems, the anticipated benefits and closing of our recent acquisitions, the consolidation of our Canadian facility, our strategy with respect to international operations, gross margin, selling, general and administrative expenses, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, strategic acquisitions or investments, use of our working capital, expansion of our operations and related costs, impact of accounting pronouncements, impact of new rules and regulations affecting public companies, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization programs, sources of revenue and the adequacy of our disclosure controls and procedures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below in Part II, Item 1A “Risk Factors,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a global information technology, or IT, supply chain services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The supply chain services that we offer include product distribution, related logistics and support services, contract assembly and business process outsourcing.

We have been in the IT distribution business since 1980 and are one of the largest IT product distributors based on 2006 reported revenue. We focus our core wholesale distribution business on a limited number of leading IT OEMs, which allows us to enhance and increase the value we provide to our OEM suppliers and reseller customers. In the three months ended February 28, 2007, our largest OEM supplier, HP, accounted for approximately 26% of our total revenue.

Because we offer distribution, related logistics and support services, contract assembly and business process outsourcing, OEM suppliers and resellers can outsource to us multiple areas of their business outside of their core competencies. This model allows us to provide services at several points along the IT product supply chain. We believe that the combination of our broad range of supply chain capabilities, our focus on serving the leading IT OEMs and our efficient operations enables us to realize strong relationships with our OEM suppliers and reseller customers. We are headquartered in Fremont, California and have distribution, sales and assembly and contact center facilities in the United States, Canada, China, Mexico, Philippines and the United Kingdom.

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

During fiscal 2007, we made the following acquisitions:

On February 20, 2007, we acquired all of the outstanding capital stock of Link2Support, Inc., or Link2Support, based in Manila, Philippines for approximately $25.0 million in cash. The acquisition agreement allows for an earnout payment of $5.0 million to be paid if certain milestones are met in the first year after the acquisition. Link2Support is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The Link2Support acquisition is consistent with our strategy to broaden our supply chain services offerings and increases our contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $8.4 million and the remainder of the purchase price of $16.6 million has been recognized as goodwill. The allocation of purchase price is preliminary and the estimates and assumptions used are subject to change. We are currently evaluating the allocation of purchase price to net tangible and identifiable intangible assets and do not expect the final allocation of purchase price to have a material impact on our financial position, results of operations, or cash flows.

On February 27, 2007, we entered into definitive agreements to acquire the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. We paid a purchase price of $29.4 million in cash. PC Wholesale is an IT distributor with specialized focus on end-of-life and refurbished equipment that is complementary to our core distribution business. An initial payment for $10.0 million was made on February 27, 2007 and the remaining payment was made on March 1, 2007. We recorded $10.0 million as goodwill in our financial statement for the quarter ended February 28, 2007. The allocation of purchase price is preliminary and the estimates and assumptions used are subject to change. We are currently evaluating the allocation of purchase price to net tangible and identifiable intangible assets and do not expect the final allocation of purchase price to have a material impact on our financial position, results of operations, or cash flows.

On March 27, 2007, our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada signed a definitive agreement to acquire substantially all of the assets of Redmond Group of Companies or RGC, including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased net assets is approximately C$45.0 million, including approximately C$10.0 million of debt assumption. We expect that the RGC acquisition will expand SYNNEX Canada’s consumer electronics distribution focus and market share. The transaction, which is subject to regulatory and other approvals and satisfaction of other customary closing conditions. Once the acquisition is complete, RGC will operate under the SYNNEX Canada name.

On April 5, 2007, we purchased controlling interest in China Civilink (Cayman) for $30.0 million. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions provides internet services such as domain name registration and is headquartered in Beijing, China. This company will continue to operate as a stand-alone entity under the HiChina Web Solutions name. The acquisition of HiChina Web Solutions further supports our strategy to grow our supply chain offerings by providing access to an established customer base in China.

Building Acquisition

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Canada. The facility is approximately six hundred thousand square feet. The total purchase price for this facility was approximately $12.0 million. SYNNEX Canada will be consolidating two existing Ontario Canada area facilities into this new facility.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three-month period ended February 28, 2007 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2006. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	February 28, 2007	February 28, 2006
Statements of Operations Data:
Revenue	100.00%	100.00%
Cost of revenue	(95.31)	(95.67)

Gross profit	4.69	4.33
Selling, general and administrative expenses	(3.12)	(2.85)

Income from operations before non-operating items and income taxes	1.57	1.48
Interest expense and finance charges, net	(0.19)	(0.39)
Other income (expense), net	0.01	0.02

Income from operations before income taxes	1.39	1.11
Provision for income taxes	(0.51)	(0.40)

Net income	0.87%	0.71%

Three Months Ended February 28, 2007 and 2006

Revenue:

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	% Change
	(in thousands)	(in thousands)
Revenue	$1,588,276	$1,501,735	5.8%
Distribution revenue	$1,476,831	$1,390,811	6.2%
Contract assembly revenue	$111,445	$110,924	0.5%

The increase in our distribution revenue was primarily attributable to continued growth in our business in the United States and Canada, increased demand for products through the IT distribution channel and increased selling and marketing efforts. Our distribution revenue also increased due to our focus on our new enterprise solutions and consumer electronics divisions and contributions from our 2006 acquisitions of the Azerty United Canada ink and toner distribution business from United Stationers Supply Company, the Telpar distribution business of Peak Technologies, Inc. and Concentrix Corporation. There was no significant movement in contract assembly revenue during the three months ended February 28, 2007 versus the three months ended February 28, 2006, as demand was stable from our primary customer.

The increase in our revenue was somewhat mitigated by continued significant competition in the IT distribution marketplace, vendor direct sales models, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

Gross Profit:

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	% Change
	(in thousands)	(in thousands)
Gross profit	$74,424	$65,010	14.5%
Percentage of revenue	4.69%	4.33%	8.3%

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of products we sell and the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses.

The increase in gross margin percentage was a result of higher margins in our distribution segment, mainly due to ongoing improvements in our pricing initiatives and increased value added service offerings.

While we currently expect that our total gross margin percentage will be relatively stable from first quarter 2007 levels, our gross margins may decrease in future periods as a result of the relative mix of our distribution and contract assembly revenue, distribution customer mix, as well as due to potential increased competition, softness in the overall economy or changes to the terms and conditions in which we do business with our OEMs.

Selling, General and Administrative Expenses:

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	% Change
	(in thousands)	(in thousands)
Selling, general and administrative expenses	$49,481	$42,763	15.7%
Percentage of revenue	3.12%	2.85%	9.5%

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

Selling, general and administrative expenses increased both on a dollar basis as well as percentage of revenue in the first quarter of fiscal 2007 from the prior year due to our recent acquisitions, continued investments in our business, the incremental costs associated with increased revenues and costs of generating high margin revenue.

While we continually strive to maintain the lowest possible cost structure in running our operations, without sacrificing customer and vendor service and satisfaction, we do expect that our selling, general and administrative expense will increase in future periods as we invest in our infrastructure to improve processes and productivity and to grow our valued-added business.

Income from Operations before Non-Operating Items and Income Taxes:

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	% Change
	(in thousands)	(in thousands)
Income from operations before non-operating items and income taxes	$24,943	$22,247	12.1%
Distribution income from operations before non-operating items and income taxes	$23,548	$20,257	16.2%
Contract assembly income from operations before non-operating items and income taxes	$1,395	$1,990	(29.9)%

Income from operations before non-operating items and income taxes as a percentage of revenue for the three months ended February 28, 2007 increased to 1.57% from 1.48% in the prior year primarily due to the aforementioned improvements in sales and gross profit.

By segment, our distribution margin increased to 1.59% of distribution revenue from 1.46% in the prior year primarily for the same reasons noted above regarding our overall increase in income from operations. Our contract assembly margin decreased to 1.25% in the three months ended February 28, 2007 from 1.79% in the prior year primarily due to the product and pricing changes with our main customer.

Interest Expense and Finance Charges, net:

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	% Change
	(in thousands)	(in thousands)
Interest expense and finance charges, net	$3,058	$5,853	(47.8)%

Amounts recorded in interest expense and finance charges, net, are primarily interest expense paid on our lines of credit, long-term debt and deferred compensation liability, fees associated with third-party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facilities, offset by income earned on our excess cash investments and financing income earned from a long-term project at our Mexico operation.

The decrease in interest expense and finance charges, net was primarily due to an increase in net financing income at our Mexico operation from our long-term project business, partially offset by higher interest expense as a result of higher interest rates, as compared to those in fiscal 2006.

Other Income (Expense), net:

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	% Change
	(in thousands)	(in thousands)
Other income (expense), net	$158	$273	(42.1)%

Amounts recorded in other income (expense), net, include investment gains and losses related to deferred compensation, foreign currency transaction gains and losses, investment gains and losses, and other non-operating gains and losses

The decrease in other income (expense), net was primarily due to a comparative decrease in foreign exchange gains in the first quarter of 2007.

Provision for Income Taxes:

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate was 37.1% in the three months ended February 28, 2007 as compared with an effective tax rate of 35.9% in the prior year. The fiscal 2007 tax rate is higher than the fiscal 2006 tax rate due to higher foreign taxes. In fiscal 2006 certain foreign operations obtained tax benefit from net operating losses being carried forward that had been subject to a valuation allowance.

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

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in personnel, facilities and operations, which may be more costly than similar investments in current operations. As a result of these investments, we may experience an increase in cost of sales and operating expenses that is disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by incurring additional debt or issuing common stock.

Net cash used in operating activities was $149.8 million in the three months ended February 28, 2007. Cash used in operating activities in the three months ended February 28, 2007 was primarily attributable to the net increase in accounts receivable of $224.6 million and a decrease in payable to affiliates of $19.8 million offset by a decrease in inventory of $67.9 million, net income of $13.9 million and depreciation and amortization of $2.8 million.

The increase in accounts receivable of $224.6 is primarily due to a change in terms during the quarter in our U.S. securitization arrangement which resulted in accounts receivable transacted in our securitization arrangement being classified as an on-balance sheet transaction versus the prior quarter when it was classified as off-balance sheet.

Net cash used in investing activities was $37.4 million in the three months ended February 28, 2007. The use of cash was the result of acquisitions of Link2Support and PC Wholesale for $33.2 million, the purchase of investments of $2.2 million and capital expenditures of $1.9 million.

Net cash provided by financing activities was $181.4 million in the three months ended February 28, 2007 and was primarily related to proceeds from U.S. securitization arrangement of $324.4 million, offset by cash overdraft of $7.5 million and payment of revolving line of credit of $130.2 million.

Capital Resources

Our cash and cash equivalents totaled $22.5 million and $27.9 million at February 28, 2007 and November 30, 2006, respectively.

Off-Balance Sheet Arrangements

We have a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada, or Canadian Arrangement, which provides for the sale of up to C$100.0 million of U.S. and Canadian trade accounts receivable to a financial institution. The arrangement expires in November 2007. In connection with this program all of SYNNEX Canada’s U.S. and Canadian trade accounts receivable are sold to the financial institution on a fully-serviced basis. Sales of the accounts receivable to the financial institution under our Canadian Arrangement result in a reduction of total accounts receivable in our consolidated balance sheet. Our effective discount rate under the program is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.45% per annum. At February 28, 2007 and November 30, 2006 the amount of our accounts receivable sold to and held by the financial institutions under our Canadian Arrangement totaled $64.1 and $70.8 million, respectively.

In connection with this Canadian Arrangement, we issued a guarantee of SYNNEX Canada’s performance under the Canadian Arrangement.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for the total amount of $148.0 million as of February 28, 2007 and $148.1 million as of November 30, 2006. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program or the U.S. Arrangement. We amended our original U.S. Arrangement on February 12, 2007, to increase our ability to sell up to a maximum of $350.0 million in U.S. trade account receivables, or U.S. Receivables, from the previous level of $275.0 million, based upon eligible trade receivables. We extended the maturity date of the U.S. Arrangement from August 2008 to February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. Prior to amending the U.S. Arrangement in February 2007, we recorded the previous U.S. Arrangement as an off-balance sheet transaction because we funded our advances by selling undivided ownership interests in the accounts receivable. The amended U.S. Arrangement requires us to account for this transaction as an on-balance sheet transaction because we fund our borrowings by pledging all of our rights, title and interest in and to the U.S. Receivables as security. The balance outstanding as of February 28, 2007 was $215.3 million.

We are also obligated to provide periodic financial statements and investment reports, notices of material litigation and any other information relating to our U.S. Arrangement as requested by the financial institutions.

As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third-party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.

We amended our original senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, in February 2007. The Revolver is secured by our inventory and other assets and expires in 2011. The Revolver’s maximum commitment was amended from $45.0 million to $100.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% at our option. There was no balance outstanding as of February 28, 2007 and the balance outstanding as of November 30, 2006 was $27.1 million.

In March 2007, we amended the Revolver again to accommodate SYNNEX Canada’s purchase of a new logistics facility in Guelph, Ontario and our investment in China Civilink (Cayman).

SYNNEX Canada established a revolving line of credit arrangement with a credit limit of C$20.0 million in December 2006. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate. In connection with this revolving credit facility, we issued a guarantee of SYNNEX Canada’s obligations. The balance outstanding as of February 28, 2007 was $6.0 million.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The amount outstanding, under the Term Loan as of February 28, 2007 and November 30, 2006 was $62.4 million and $70.4 million, respectively. The Term Loan contains customary financial covenants. In connection with this Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $10.8 million at February 28, 2007 and November 30, 2006. At February 28, 2007 and November 30, 2006, we had borrowings of $0.2 million and $0.1 million, respectively, outstanding under these facilities. We also have various term loans, short-term borrowings and mortgages with financial institutions totaling approximately $1.9 million and $1.2 million at February 28, 2007 and November 30, 2006, respectively. The expiration dates of these facilities range from 2006 to 2013.

We are in compliance with all material covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force or EITF issued consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” or EITF No. 06-03. We adopted the provisions of EITF No. 06-03 effective December 1, 2006. We have consistently reported taxes collected from customers on a net presentation basis. Therefore, the adoption of EITF No. 06-03 did not have any effect on our financial position or results of operations.

In June 2006, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and will be applicable to us in the first quarter of fiscal 2008. We are currently evaluating the effect of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three-month period ended February 28, 2007 from our Annual Report on Form 10-K for the year ended November 30, 2006. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

PART II - OTHER INFORMATION

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 26% and 25% of our total revenue in the three months ended February 28, 2007 and 2006, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2007. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

Our borrowings and securitization arrangements are variable rate obligations that could expose us to interest rate risks. At February 28, 2007, we had approximately $350.0 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

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

We filed a claim with our insurance providers for the amount of the losses, less a small deductible. We have received substantially all of the claimed amounts.

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. In the future, incidents of theft may re-occur for which we may not be fully insured.

A significant portion of our contract assembly revenue comes from a single customer, and any decrease in sales from this customer could adversely affect our revenue.

As a result of product transitions, product life cycle, product acceptance and pricing pressure, our business with Sun Microsystems, our primary contract assembly customer, has decreased. Sun Microsystems accounted for approximately $96.1 million or 86% of our contract assembly revenue in the three months ended February 28, 2007 and approximately $105 million or 95% in the three months ended February 28, 2006. Our contract assembly business will remain dependent on our relationship with Sun Microsystems in the foreseeable future, subjecting us to risks with respect to the success and life cycle of Sun Microsystems products we assemble and the pricing terms we negotiate with Sun Microsystems and our suppliers. Accordingly, if we are unable to assemble new and successful products for Sun Microsystems on appropriate pricing terms, our business and operating results would be adversely affected.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of Merisel Canada Inc. and we have written off substantial investments in the past, one of which was eManage.com, Inc. Also, our acquisition of EMJ Data Systems Limited or EMJ, caused an initial negative effect on our operating margins as we integrated EMJ’s systems, operations and personnel. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 28, 2007, we had 650 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In each of the three months ended February 28, 2007 and 2006, approximately 22% of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT products industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT products industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Robert Huang, our President and Chief Executive Officer, and James Estill, SYNNEX Canada’s President and Chief Executive Officer, our employees and executives do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

We are from time to time involved in other litigation in the ordinary course of business. For example, we are currently defending a trademark infringement action and a civil matter involving third-party investors in eManage.com, Inc. We may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management.

Because of the capital-intensive nature of our business, we need continued access to capital, which, if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, proceeds from our accounts receivable securitization programs are limited or cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of debt financing has increased recently and could significantly increase in the future, making it cost prohibitive to borrow, which could force us to issue new equity securities.

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

As of February 28, 2007, we had approximately $350.0 million in outstanding short and long-term borrowings under term loans, securitizations and lines of credit, excluding trade payables. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics such as SARS and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation, our ability to obtain adequate insurance at reasonable rates or require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico, Philippines and the United Kingdom. In each of the three months ended February 28, 2007 and 2006, approximately 22% of our total revenue was generated outside the United States. In the three months ended February 28, 2007 and 2006, approximately 19% and 18%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Our recent investments in contact center business could adversely affect our operating results as a result of operation execution risks related to managing and communicating with remote resources, technologies, customer satisfaction and employee turnover.

Our new contact center business in the Philippines may be adversely impacted if we are unable to manage and communicate with these remote resources. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. Contact centers use a wide variety of different technologies to allow them to manage a large volume of work. These technologies ensure that employees are kept productive. Any failure in technology may impact the business adversely. The success of our contact center primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will impact directly on customer satisfaction. Any adverse customer satisfaction may impact the overall business. Generally, the employee turnover rate in the contact center business and the risk of losing experienced employees to competitors are high. If we are unable to successfully manage our new contact center, our results of operations could be adversely affected and we may not realize the benefits of our recent acquisitions.

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

Our relationship with Sun Microsystems and some of our other customers evolved from relationships that were initiated by MiTAC International. Our relationship with Sun Microsystems is a joint relationship with MiTAC International and us, and the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ requirements. The original agreement between Sun Microsystems and MiTAC International was signed on August 28, 1999 and we became a party to the agreement on February 12, 2002. Substantially all of our contract assembly services to Sun Microsystems are covered by this general agreement. The agreement continues indefinitely until terminated in accordance with its terms. Sun Microsystems may terminate this agreement for any reason on 60 days written notice. Any party may terminate the agreement with written notice if one of the other parties materially breaches any provision of the agreement and the breach is incapable of being cured or is not cured within 30 days. The agreement may also be terminated on written notice if one of the other parties becomes bankrupt or insolvent. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer and we could lose other customer relationships or referrals, which in turn could harm our business, financial position and operating results.

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

Synnex Technology International Corp. or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately-

held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.2% of Synnex Technology International and approximately 8.5% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.8% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.2% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 17.1% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of February 28, 2007, our executive officers, directors and principal stockholders owned approximately 48% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of February 28, 2007, our executive officers, directors and principal stockholders owned approximately 48% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 47% of our common stock.

In addition, MiTAC International’s interest and ours may increasingly conflict. For example, we rely on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. As a result of a decrease in their ownership in us, we may lose these services and relationships, which may lead to increased costs to replace the lost services and the loss of certain key customers. We cannot predict the likelihood that we may incur increased costs or lose customers if MiTAC International’s ownership percentage of us decreases in the future.

Risks Related to Our Industry

Volatility in the IT industry could have a material adverse effect on our business and operating results.

The IT industry in which we operate has experienced decreases in demand. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity was responsible, as well as problems with the salability of inventory and collection of reseller customer receivables.

While in the past we may have benefited from the consolidation in our industry resulting from delays or reductions in IT spending in particular, and economic weakness general, any such volatility in the IT industry could have adverse effect on our business and operating results.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting shares.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, the New York Stock Exchange, has adopted revisions to its requirements for companies that are NYSE-listed. These rules and regulations have increased our legal and financial compliance costs, and made some activities more time consuming or costly. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 6.	Exhibits

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.2	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Registrant, the lenders signatory thereto from time to time, and General Electric Capital Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.3	Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.4	Second Amended and Restated Receivables Funding and Administration Agreement, dated as February 12, 2007, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2007

SYNNEX Corporation

By:	/s/ ROBERT T. HUANG
Robert T. Huang
Chief Executive Officer

By:	/s/ THOMAS C. ALSBORG
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.2	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Registrant, the lenders signatory thereto from time to time, and General Electric Capital Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.3	Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.4	Second Amended and Restated Receivables Funding and Administration Agreement, dated as February 12, 2007, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.