Form 10-Q
period 2007-05-31
SYNNEX CORP
filed 2007-07-10
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 2, 2007
Common Stock, $0.001 par value	31,297,980

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	May 31, 2007	November 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,814	$27,881
Short-term investments	15,494	13,271
Accounts receivable, net	552,095	363,437
Receivable from vendors, net	96,580	95,080
Receivable from affiliates	8,564	1,855
Inventories	569,993	594,642
Deferred income taxes	16,183	17,994
Current deferred assets	14,704	13,990
Other current assets	16,166	9,887

Total current assets	1,327,593	1,138,037
Property and equipment, net	58,246	36,698
Goodwill and intangible assets, net	118,593	48,588
Deferred income taxes	6,833	6,716
Long-term deferred assets	120,612	139,111
Other assets	17,156	13,584

Total assets	$1,649,033	$1,382,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$247,235	$50,834
Accounts payable	505,230	462,480
Payable to affiliates	62,182	89,831
Accrued liabilities	91,697	81,818
Current deferred liabilities	36,047	29,516
Income taxes payable	13,578	6,693

Total current liabilities	955,969	721,172
Long-term borrowings	47,958	47,967
Long-term liabilities	12,183	10,131
Long-term deferred liabilities	76,800	90,686
Deferred income taxes	1,311	1,232

Total liabilities	1,094,221	871,188

Minority interest in a subsidiary	656	—

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 31,015 and 30,477 shares issued and outstanding	31	30
Additional paid-in capital	188,386	181,188
Accumulated other comprehensive income	20,864	13,999
Retained earnings	344,875	316,329

Total stockholders’ equity	554,156	511,546

Total liabilities and stockholders’ equity	$1,649,033	$1,382,734

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Revenue	$1,684,808	$1,511,701	$3,273,084	$3,013,436
Cost of revenue	(1,600,563)	(1,443,353)	(3,114,415)	(2,880,078)

Gross profit	84,245	68,348	158,669	133,358
Selling, general and administrative expenses	(58,433)	(45,952)	(107,914)	(88,715)

Income from operations before non-operating items and income taxes	25,812	22,396	50,755	44,643
Interest expense and finance charges, net	(3,695)	(4,340)	(6,753)	(10,192)
Other income (expense), net	904	(482)	1,062	(209)

Income from operations before income taxes and minority interest	23,021	17,574	45,064	34,242
Provision for income taxes	(8,288)	(6,257)	(16,456)	(12,242)

Income from operations before minority interest	14,733	11,317	28,608	22,000
Minority interest in a subsidiary	(62)	—	(62)	—

Net income	$14,671	$11,317	$28,546	$22,000

Earnings per share:
Basic	$0.47	$0.38	$0.93	$0.75
Diluted	$0.45	$0.36	$0.88	$0.70
Weighted-average common shares outstanding - basic	30,896	29,499	30,724	29,280

Weighted-average common shares outstanding - diluted	32,657	31,600	32,559	31,477

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net income	$28,546	$22,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,080	2,550
Amortization of intangible assets	2,917	2,006
Share-based compensation	2,233	1,660
Provision for doubtful accounts	3,443	4,559
Unrealized gain on investments	(848)	(169)
Realized (gain) loss on investments	(139)	2,684
Minority interest in income	62	—
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(147,475)	63,363
Receivable from vendors	3	(458)
Receivable from affiliates	(6,709)	2,990
Inventories	64,265	(2,519)
Other assets	8,549	(168,378)
Payable to affiliates	(27,648)	(7,669)
Accounts payable	1,276	(32,152)
Accrued liabilities	8,050	(919)
Deferred liabilities	(15,930)	134,148

Net cash provided by (used in) operating activities	(75,325)	23,696

Cash flows from investing activities:
Purchases of short-term investments	(3,183)	(7,329)
Proceeds from sale of short-term investments	1,972	24,166
Acquisition of businesses, net of cash acquired	(108,838)	(2,857)
Purchase of property and equipment	(17,395)	(4,661)
Increase in restricted cash	(1,922)	—

Net cash provided by (used in) investing activities	(129,366)	9,319

Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	659,663	—
Payment of revolving lines of credit and securitization	(464,295)	(27,704)
Proceeds from bank loan	10,425	212,769
Payment of bank loan	(12,779)	(192,286)
Cash overdraft	14,041	(24,176)
Net proceeds from issuance of common stock	4,913	4,820

Net cash provided by (used in) financing activities	211,968	(26,577)

Effect of exchange rate changes on cash and cash equivalents	2,656	(1,105)

Net increase in cash and cash equivalents	9,933	5,333
Cash and cash equivalents at beginning of period	27,881	13,636

Cash and cash equivalents at end of period	$37,814	$18,969

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net income	$14,671	$11,317	$28,546	$22,000
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities	16	1,265	20	1,358
Foreign currency translation adjustment	8,666	(40)	6,845	2,012

Total comprehensive income	$23,353	$12,542	$35,411	$25,370

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company. The Company’s business process services include distribution, assembly, logistics and business process outsourcing. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, Philippines and the United Kingdom.

The accompanying interim unaudited condensed consolidated financial statements as of May 31, 2007 and 2006 and for the three and six months then ended have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2006 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2006, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007, or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries in which no substantive participating rights are held by minority stockholders. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interest of minority investors is recorded as minority interest. Investments in 20% through 50% owned affiliated companies are included under the equity method of accounting where the Company exercises significant influence over operating and financial affairs of the investee. Investments in less than 20% owned companies or investments in 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs of the investee are recorded under the cost method.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Segment Reporting

During the second quarter of fiscal 2007, the Company consolidated its two reporting segments (distribution and assembly services) into one reportable segment due to the integrated nature of these services. The decision was primarily based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance. The Company’s Chief Executive Officer has been identified as the CODM as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Restricted cash

As of May 31, 2007 and November 30, 2006, the Company had restricted cash in the amount of $10,063 and $8,141 respectively, for future payments to one of its vendors relating to a long-term project at the Company’s Mexico operation.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is computed based on the weighted-average method. Inventories consist of finished goods purchased from various manufacturers for distribution resale and components used for assembly services. The Company records estimated inventory reserves for quantities in excess of demand, cost in excess of market value and product obsolescence.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

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

Equipment and furniture	3 - 7 years
Software	3 - 7 years
Leasehold improvements	1 - 10 years
Buildings	39 years

Goodwill

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they be reviewed annually for impairment or more frequently if impairment indicators exist. The values assigned to goodwill and indefinite-lived intangible assets are usually based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. No goodwill impairment was recorded for the periods presented.

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Intangible assets

Intangible assets primarily consist of vendor lists and customer lists, which are amortized on a straight-line basis over their estimated lives. Intangible assets are amortized as follows:

Vendor lists	4 - 10 years
Customer lists	4 - 8 years
Other intangible assets	3 - 10 years

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

Long-term deferred assets and long-term deferred liabilities

The Company’s Mexico operation has entered into a multi-year contract to sell equipment to an independent third-party contractor that provides equipment and services to the Mexican government. The payments by the Mexican government are generally due on a monthly basis and are contingent upon the contractor continuing to provide services to the Mexican government. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract. All long-term accounts receivable and deferred cost of revenue associated with this contract are included in the consolidated balance sheet under the caption “Long-term deferred assets.” According to contract terms, the Company also holds back a certain amount of accounts payable for a certain period of time. All long-term accounts payable and long-term deferred revenues associated with this contract are included in the consolidated balance sheet under the caption “Long-term deferred liabilities.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2007, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through May 31, 2007, such losses have been within management’s expectations.

In the three and six months ended May 31, 2007 no single customer exceeded 10% of the Company’s total revenue. For the three months ended May 31, 2006, sales to one customer accounted for 10% of the Company’s total revenue and no single customer exceeded 10% of the Company’s total revenue for the six months ended May 31, 2006. At May 31, 2007 and November 30, 2006, no single customer comprised more than 10% of the total consolidated accounts receivable balance.

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

Original Equipment Manufacturer supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue and the carrying value of inventories, as appropriate. The Company tracks vendor promotional programs for volume discounts on a program-by-program basis. The Company monitors the balances of receivables from vendors on a quarterly basis and adjusts the balances due for differences between expected and actual volume sales. Vendor receivables are generally collected through reductions authorized by the vendor, to accounts payable. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

Royalties

The Company purchases licensed software products from OEM vendors, which it subsequently distributes to resellers. Royalties to OEM vendors are accrued for and recorded in cost of revenue when software products are shipped and revenue is recognized.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

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

Advertising

Costs related to advertising and product promotion expenditures are charged to selling, general and administrative expenses as incurred and are primarily offset by OEM marketing reimbursements. To date, net costs related to advertising and promotion expenditures have not been material.

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

Share-based compensation

Effective December 1, 2005, the Company began accounting for share-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life.

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares include the dilutive effect of stock options, restricted shares and restricted stock units. The calculation of net income per common share is presented in Note 8.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and will be applicable to the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment to FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 may have on its financial statements.

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

During the three and six months ended May 31, 2007, the Company granted eighty-five thousand stock options, with an estimated total grant-date fair value of $767. During the three and six months ended May 31, 2007, approximately fifty-six thousand and sixty-one thousand shares of restricted stock were granted, respectively. During the three and six months ended May 31, 2007 and 2006, the Company recorded share-based compensation cost of $1,229, $925, $2,233 and $1,660 respectively.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 4 – BALANCE SHEET COMPONENTS:

Accounts receivable, net:

	May 31, 2007	November 30, 2006
Trade accounts receivable	$584,330	$394,986
Less: Allowance for doubtful accounts	(14,811)	(14,433)
Less: Allowance for sales returns	(17,424)	(17,116)

	$552,095	$363,437

The increase in accounts receivable as of May 31, 2007 was primarily due to an amendment in terms of the Company’s U.S. Arrangement in the first quarter of fiscal 2007, which resulted in all accounts receivable and related funding transacted under the Company’s U.S. Arrangement being classified as on-balance sheet transactions versus as of November 30, 2006 when they were classified as off-balance sheet (see Note 5).

Inventories:

	May 31, 2007	November 30, 2006
Components	$38,547	$66,775
Finished goods	531,446	527,867

	$569,993	$594,642

Goodwill and Intangible assets, net:

	May 31, 2007			November 30, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$88,846	$—	$88,846	$30,144	$—	$30,144
Vendor lists	22,062	(17,383)	4,679	22,062	(16,307)	5,755
Customer lists	28,816	(5,901)	22,915	15,141	(4,738)	10,403
Other intangible assets	3,403	(1,250)	2,153	3,259	(973)	2,286

	$143,127	$(24,534)	$118,593	$70,606	$(22,018)	$48,588

Amortization expense was $1,719, $1,006, $2,917 and $2,004 for the three and six months ended May 31, 2007 and 2006, respectively. The increase in amortization expense, goodwill and intangibles as of May 31, 2007 was due to the acquisitions of Link2Support, PC Wholesale, the Redmond Group of Companies and HiChina Web Solutions (see Note 11).

NOTE 5 – ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its North America operations through two accounts receivable securitization programs, a U.S. facility (the “U.S. Arrangement”) and a Canadian facility (the “Canadian Arrangement”).

The Company has established a revolving securitization arrangement (the “U.S. Arrangement”) through a consolidated wholly-owned subsidiary to sell up to $350,000 U.S. trade accounts receivable based upon eligible trade receivables (“U.S. Receivables”). The U.S. Arrangement expires in February 2011. The Company’s effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. Prior to amending the U.S. Arrangement in February 2007, the Company recorded the previous U.S. Arrangement as an off-balance sheet transaction because the Company funded its advances by selling undivided ownership interests in the U.S. Receivables. The amended U.S. Arrangement requires the Company to account for this transaction as an on-balance sheet transaction because the Company funds its borrowings by pledging all of its rights, title and interest in and to the U.S. Receivables as security.

SYNNEX Canada Limited (“SYNNEX Canada”) amended its one-year revolving Canadian Arrangement on April 30, 2007, to increase its availability to sell a maximum of C$125,000 of U.S. and Canadian trade receivables (“Canadian Receivables”) from the previous level of C$100,000 to a financial institution. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.45% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In connection with this Canadian Arrangement, the Company issued a guarantee of SYNNEX Canada’s performance.

The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at May 31, 2007 and November 30, 2006 was $83,500 and $70,810, respectively. The gross proceeds resulting from the sale of Canadian Receivables totaled approximately $76,178, $43,263, $127,035, and $100,029 in the three and six months ended May 31, 2007 and 2006, respectively. The gross payments to the financial institution under the Canadian Arrangement totaled approximately $63,121, $56,164, $120,670, and $125,063 in the three and six months ended May 31, 2007 and 2006, respectively.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facilities. These covenants include minimum net worth, minimum fixed charge coverage ratio, and net worth percentage. The Company was in compliance with the material covenants at May 31, 2007 and November 30, 2006.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies (see Note 12, “Commitments and Contingencies” for additional information). Approximately $241,068, $240,627, $445,918 and $486,124 of the Company’s net sales were financed under these programs in the three and six months ended May 31, 2007 and 2006, respectively. Approximately $42,611 and $44,394 of accounts receivable at May 31, 2007 and November 30, 2006, respectively, were subject to flooring agreements. Flooring fees were approximately $1,462, $1,411, $2,674 and $2,887 in the three and six months ended May 31, 2007 and 2006, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 6 – RESTRUCTURING CHARGES:

During the second quarter of fiscal 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, are intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. The Company accrued $1,900 in restructuring costs related to the RGC acquisition in Canada under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” These charges are primarily associated with facilities consolidation of $1,200 and workforce reductions of $700. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

The Company has completed its restructuring program announced in the first quarter of fiscal 2005 by its subsidiary SYNNEX Canada in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 7 – BORROWINGS:

Borrowings consist of the following:

	May 31, 2007	November 30, 2006
SYNNEX US revolving line of credit and securitization	$220,769	$27,070
SYNNEX Canada term loan	12,026	1,178
SYNNEX Canada revolving line	2,856	—
SYNNEX Mexico term loan	59,425	70,436
SYNNEX UK line of credit	93	81
Others	24	36

	295,193	98,801
Less: Current portion	(247,235)	(50,834)

Non-current portion	$47,958	$47,967

The increase in U.S. revolving line of credit and securitization as of May 31, 2007 was primarily due to an amendment in terms of the Company’s U.S. Arrangement in the first quarter of fiscal 2007, which resulted in all accounts receivable and related funding transacted under the Company’s U.S. Arrangement being classified as on-balance sheet transactions versus as of November 30, 2006 when they were classified as off-balance sheet (see Note 5).

SYNNEX Canada amended its established revolving line of credit arrangement on April 30, 2007 to increase its credit limit from C$20,000 to C$30,000. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate.

NOTE 8 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net income	$14,671	$11,317	$28,546	$22,000

Weighted-average common shares – basic	30,896	29,499	30,724	29,280
Effect of dilutive securities:
Stock options and restricted stock	1,761	2,101	1,835	2,197

Weighted-average common shares – diluted	32,657	31,600	32,559	31,477

Earnings per share:
Basic	$0.47	$0.38	$0.93	$0.75
Diluted	$0.45	$0.36	$0.88	$0.70

Options to purchase 849 and 838 shares for the three and six months ended May 31, 2007 and 1,603 shares for the three and six months ended May 31, 2006 of common stock have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $64,839, $107,098, $144,485 and $215,009 during the three and six months ended May 31, 2007 and 2006, respectively.

Sales to MiTAC International Corporation and its affiliates during the three and six months ended May 31, 2007 and 2006 were approximately $188, $360, $1,277 and $920, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International Corporation.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

In the second quarter of fiscal 2007, as an investment option for the deferred compensation plan, the Company acquired and held shares in MiTAC International Corporation. The fair market value of the common stock of MiTAC International held as of May 31, 2007 was $1,975.

NOTE 10 – SEGMENT INFORMATION:

The Company primarily operates in North America. U.S. and Canada are included in the North America operations and China, Philippines, Mexico and the United Kingdom are included in Other operations. Shown below is summarized financial information related to the geographic areas in which the Company operated at May 31, 2007 and 2006 and for each of the periods then ended:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	(in thousands)		(in thousands)
Revenue
North America	$1,627,672	$1,445,058	$3,158,900	$2,885,809
Other	57,136	66,643	114,184	127,627

	$1,684,808	$1,511,701	$3,273,084	$3,013,436

			As of
			May 31, 2007	May 31, 2006
			(in thousands)
Long lived assets
North America			$53,050	$26,264
Other			22,352	15,895

			$75,402	$42,159

Revenue in the U.S. was approximately 78% of total revenue for the three and six months ended May 31, 2007 and 2006.

NOTE 11 – ACQUISITIONS:

During the fiscal year 2007, the Company made the following acquisitions:

On February 20, 2007, the Company acquired all of the outstanding capital stock of Link2Support, Inc. based in Manila, Philippines for approximately $25,000 in cash. The acquisition agreement allows for an earnout payment of an additional $5,000 to be paid if certain milestones are met in the first year after the acquisition. Link2Support is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The Link2Support acquisition is consistent with the Company’s strategy to broaden its business process services offerings and increases its contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $7,900, intangible assets was $4,000, and the remainder of the purchase price over the fair value of identifiable assets acquired of $13,100 has been recognized as goodwill.

On February 27, 2007, the Company acquired the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. The Company paid a purchase price of $29,444 in cash. PC Wholesale is an IT distributor with special focus on end-of-life and refurbished equipment that is complementary to the Company’s core distribution business. An initial payment for $10,000 was made on February 27, 2007 and the remaining payment was made on March 1, 2007. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $19,444, intangible assets was $2,500, and the remainder of the purchase price over the fair value of identifiable assets acquired of $7,500 has been recognized as goodwill.

On April 5, 2007, the Company purchased a controlling interest in China Civilink (Cayman) for $30,000. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions, which is based in Beijing, China, provides internet services such as domain name registration and web hosting. The acquisition of HiChina Web Solutions further supports the Company’s strategy to grow its business process services offerings by providing access to an established customer base in China. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $4,250, intangible assets was $7,000, and the remainder of the purchase price over the fair value of identifiable assets acquired of $18,750 has been recognized as goodwill.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

On May 1, 2007, SYNNEX Canada acquired substantially all of the assets of the Redmond Group of Companies (“RGC”), including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased assets, net of assumed debt, was approximately $29,300. Of this amount, approximately $3,100 is payable after 180 days following the closing date and confirmation of net tangible assets. The acquisition agreement allows for an additional $400 to be paid if certain milestones are met in the first 13 months following the closing date. The acquisition of RGC further supports SYNNEX Canada’s expansion in its consumer electronics distribution. The RGC business has been fully integrated within SYNNEX Canada. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $14,600 and the remainder of the purchase price over the fair value of identifiable assets acquired of $14,700 has been recognized as goodwill.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of SFAS No. 141, “Business Combinations.” The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. The Company is continuing to evaluate the allocation of purchase price to net tangible and identifiable intangible assets and does not expect the final allocation of purchase price to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at May 31, 2007, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 5. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2007, under these agreements, nor is the Company aware of any pending customer defaults or repurchase obligations.

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

In May 2002, Acropolis Systems, Inc. and Tony Yeh filed a civil suit in Santa Clara County California Superior Court against the Company, Robert Huang, C. Kevin Chuang and Stephen R. Bowling. The suit alleges violation of California securities laws, fraud and concealment and breach of contract resulting from, among other things, failure to disclose the existence of a lien in favor of the Company on the assets of eManage.com, Inc. prior to entering into stock purchase agreements for shares of eManage.com stock. At the times of these stock purchases, the Company was the majority stockholder of eManage.com. The complaint seeks monetary damages in the amount of approximately $2,000. Substantial discovery has taken place and a trial date has been set for November 2007.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC International and Sun Microsystems, the anticipated benefits and closing of our recent acquisitions, the anticipated effect of our acquisitions on our financial position, the anticipated increase in market share of domain name and web hosting related internet services, the consolidation of our Canadian facilities, our strategy with respect to international operations, gross margin, selling, general and administrative expenses, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, strategic acquisitions or investments, use of our working capital, expansion of our operations and related costs, impact of accounting pronouncements, impact of new rules and regulations affecting public companies, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization programs, sources of revenue and the adequacy of our disclosure controls and procedures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below in Part II, Item 1A “Risk Factors” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a business process services company. We offer a comprehensive range of services to IT original equipment manufacturers and software publishers, collectively OEMs, and reseller customers worldwide. The business process services that we offer include product distribution and assembly, logistics and business process outsourcing.

We offer our business process services so that OEM suppliers and resellers can outsource to us multiple areas of their businesses that are outside of their core competencies. This model allows us to provide a wide range of business process services at several points along the IT and other product supply chains. We believe that the combination of our broad range of supply chain capabilities along with other value-added services, our focus on serving leading OEMs and our efficient operations enables us to realize strong relationships with our OEM suppliers and reseller customers.

We are headquartered in Fremont, California and have distribution, sales, assembly and contact center facilities in the United States, Canada, China, Mexico, Philippines and the United Kingdom. From a geographic segment perspective, approximately 97% of our total revenue is from North America and the remaining 3% is from outside North America. In each of the three and six months ended May 31, 2007, our largest OEM supplier, HP, accounted for approximately 30% and 28% of our total revenue respectively.

The IT distribution and assembly industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. As well, the market for IT products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.

Our revenue is highly dependent on the end-market demand for IT products and services. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industry and increased price-based competition.

Recent Acquisitions and Divestitures

We seek to augment our services offering growth with strategic acquisitions of businesses and assets that complement and expand our business process services capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers and OEM suppliers, extended the geographic reach of our operations, particularly in international markets, and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

During fiscal 2007, we made the following acquisitions:

On February 20, 2007, we acquired all of the outstanding capital stock of Link2Support, Inc. or Link2Support based in Manila, Philippines for approximately $25.0 million in cash. The acquisition agreement allows for an earnout payment of an additional $5.0 million to be paid if certain milestones are met in the first year after the acquisition. Link2Support is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The Link2Support acquisition is consistent with our strategy to broaden our business process services offerings and increases our contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $7.9 million, intangible assets was $4.0 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $13.1 million has been recognized as goodwill.

On February 27, 2007, we acquired the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. We paid a purchase price of $29.4 million in cash. PC Wholesale is an IT distributor with special focus on end-of-life and refurbished equipment that is complementary to our core distribution business. An initial payment for $10.0 million was made on February 27, 2007 and the remaining payment was made on March 1, 2007. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $19.4 million, intangible assets of $2.5 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $7.5 million has been recognized as goodwill.

On April 5, 2007, we purchased a controlling interest in China Civilink (Cayman) for $30.0 million, China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions, which is based in Beijing, China, provides internet services such as domain name registration and web hosting. The acquisition of HiChina Web Solutions further supports our strategy to grow our business process services offerings by providing access to an established customer base in China. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $4.3 million, intangible assets was $7.0 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $18.7 million has been recognized as goodwill.

On May 1, 2007, our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada, acquired substantially all of the assets of the Redmond Group of Companies or RGC, including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased assets, net of assumed debt, was approximately $29.3 million. Of this amount, approximately $3.1 million is payable after 180 days following the closing date and confirmation of net tangible assets. The acquisition agreement allows for an additional $0.4 million to be paid if certain milestones are met in the first 13 months following the closing date. The acquisition of RGC further supports SYNNEX Canada’s expansion in its consumer electronics distribution. The RGC business has been fully integrated within SYNNEX Canada. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $14.6 million and the remainder of the purchase price over the fair value of identifiable assets acquired of $14.7 million has been recognized as goodwill.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of Statement of Financial Accounting Standards or SFAS No. 141, “Business Combinations.” The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. We are continuing to evaluate the allocation of purchase price to net tangible and identifiable intangible assets and do not expect the final allocation of purchase price to have a material impact on our financial position, results of operations, or cash flows.

Building Acquisition

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Canada. The facility is approximately six hundred thousand square feet. The total purchase price for this facility was approximately $12.5 million. SYNNEX Canada will be consolidating multiple existing Ontario, Canada area facilities into this new facility.

Restructuring Charges

During the second quarter of fiscal 2007, in connection with the acquisition of RGC we announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, are intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. We accrued $1.9 million in restructuring costs related to the RGC acquisition in Canada under

Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” These charges are primarily associated with facilities consolidation of $1.2 million and workforce reductions of $0.7 million. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and six-month periods ended May 31, 2007 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2006. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(95.00)	(95.48)	(95.15)	(95.58)

Gross profit	5.00	4.52	4.85	4.42
Selling, general and administrative expenses	(3.47)	(3.04)	(3.30)	(2.94)

Income from operations before non-operating items and income taxes	1.53	1.48	1.55	1.48
Interest expense and finance charges, net	(0.22)	(0.29)	(0.21)	(0.34)
Other income (expense), net	0.05	(0.03)	0.03	(0.01)

Income from operations before income taxes and minority interest	1.36	1.16	1.37	1.13
Provision for income taxes	(0.49)	(0.41)	(0.50)	(0.40)

Income from operations before minority interest	0.87	0.75	0.87	0.73
Minority interest	0.00	0.00	0.00	0.00

Net income	0.87%	0.75%	0.87%	0.73%

Three and Six Months Ended May 31, 2007 and 2006

During the second quarter of fiscal 2007, we consolidated our two reporting segments (distribution and assembly services) into one reportable segment due to the integrated nature of these services.

Revenue:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	(in thousands)		(in thousands)
Revenue	$1,684,808	$1,511,701	$3,273,084	$3,013,436

For the second quarter and first six months of fiscal 2007, our revenue increase was primarily attributable to our continued growth in our business due to increased demand for our products and services, increased selling and marketing efforts and our recent acquisitions. Our revenue also increased due to our focus on our enterprise solutions and consumer electronics divisions, partially offset by a decline in revenue from our assembly services. The increase in our revenue was somewhat mitigated by continued significant competition in the IT marketplace, vendor direct sales models, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

Gross Profit:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	(in thousands)		(in thousands)
Gross profit	$84,245	$68,348	$158,669	$133,358
Percentage of revenue	5.00%	4.52%	4.85%	4.42%

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of products we sell, the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses.

For the second quarter and first six months of fiscal 2007, the improvement in gross margin percentage was mainly due to the higher gross margin relating to sales associated with our recent acquisitions over the past year, increased value-added services offerings and continued focus on improving all aspects of gross profit within our existing business.

Selling, General and Administrative Expenses:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	(in thousands)		(in thousands)
Selling, general and administrative expenses	$58,433	$45,952	$107,914	$88,715
Percentage of revenue	3.47%	3.04%	3.30%	2.94%

Our selling, general and administrative expenses consist primarily of salaries, commissions, bonuses, and related expenses for personnel engaged in sales, product marketing, business process services operations and administration. Selling, general and administrative expenses also include share-based compensation expense, deferred compensation expense or income, temporary personnel fees, the costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment, bad debt expense, amortization expense on our intangible assets and marketing expenses, offset by reimbursements from OEM suppliers.

For the second quarter and first six months of fiscal 2007, selling, general and administrative expenses increased both on a dollar basis as well as percentage of revenue due to the additional expense incurred from our recent acquisitions and the costs to integrate these acquisitions into our business, continued investments in our existing business, incremental costs associated with increased revenues, costs of generating higher margin revenue, deferred compensation expenses and the duplicative costs of operating multiple facilities overlapping in Canada while consolidation of these facilities is underway. We expect a portion of these incremental costs to be reduced or eliminated as we complete the restructuring in Canada over the remaining fiscal 2007.

While we continually strive to maintain the lowest possible cost structure in running our operations, without sacrificing customer and vendor service and satisfaction, we do expect that our selling, general and administrative expenses will increase on a dollar basis over the long run as we invest in our infrastructure to improve processes and productivity, incur temporary costs to integrate the recent acquisitions into our business and grow our valued-added business.

Income from Operations before Non-Operating Items and Income Taxes:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	(in thousands)		(in thousands)
Income from operations before non-operating items and income taxes	$25,812	$22,396	$50,755	$44,643
Percentage of revenue	1.53%	1.48%	1.55%	1.48%

Income from operations before non-operating items and income taxes as a percentage of revenue for the three and six months ended May 31, 2007 increased primarily due to the aforementioned improvements in sales and gross profit, partially offset by an increase in selling, general and administrative expenses.

Interest Expense and Finance Charges, net:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	(in thousands)		(in thousands)
Interest expense and finance charges, net	$3,695	$4,340	$6,753	$10,192

Amounts recorded in interest expense and finance charges, net, are primarily interest expense paid on our lines of credit, the sale of accounts receivable through our securitization facilities, long-term debt and deferred compensation liability and fees associated with third-party accounts receivable flooring arrangements offset by income earned on our excess cash investments and financing income earned from a long-term project at our Mexico operation.

The decrease in interest expense and finance charges, net was primarily due to an increase in net financing income at our Mexico operation from our long-term project business that started in the third quarter of 2006, partially offset by higher interest expense as a result of higher borrowings due to our recent acquisitions.

Other Income (Expense), net:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	(in thousands)		(in thousands)
Other income (expense), net	$904	$(482)	$1,062	$(209)

Amounts recorded in other income, net, include investment gains and losses related to deferred compensation, foreign currency transaction gains and losses, investment gains and losses, and other non-operating gains and losses.

The increase in other income (expense), net was primarily due to a comparative increase in foreign exchange gains and gains related to deferred compensation in the second quarter of 2007.

Provision for Income Taxes:

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate in the three and six months ended May 31, 2007 was 36% and 36.5% as compared with an effective tax rate of 35.6% and 35.8%, respectively, in the prior year. The increase in income tax rate is primarily a result of our geographic make-up of income earned in various tax jurisdictions.

Minority Interest:

On April 5, 2007, we acquired controlling interest of our new subsidiary in China, HiChina Web Solutions. Minority interest is the portion of earnings from operations from HiChina Web Solutions, attributable to others.

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs and the sale of our accounts receivable under our securitization programs for our working capital needs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, bank credit lines and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales, and for our recent acquisitions.

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

Net cash used in operating activities was $75.3 million in the six months ended May 31, 2007. Cash used in operating activities was primarily attributable to the net increase in accounts receivable of $147.5 million, increase in receivable from affiliates of $6.7 million, decrease in total payables of $26.4 million, and decrease in deferred liabilities of $15.9 million offset by a decrease in inventory of $64.3 million, depreciation and amortization of $7.0 million and net income of $28.5 million.

The increase in accounts receivable of $147.5 million is primarily due to a change in terms during the first quarter of fiscal 2007 in our U.S. securitization arrangement which resulted in accounts receivable transacted in our U.S. securitization arrangement being classified as on-balance sheet transactions versus the prior quarter when they were classified as off-balance sheet.

Net cash used in investing activities was $129.4 million in the six months ended May 31, 2007. The use of cash was the result of acquisitions of Link2Support, PC Wholesale, HiChina Web Solutions and RGC for $108.8 million, capital expenditures of $17.4 million and the net purchase of investments of $1.2 million.

Net cash provided by financing activities was $212.0 million in the six months ended May 31, 2007 and was primarily related to net proceeds from securitization arrangements and our revolving line of credit of $195.4 million, cash overdraft of $14.0 million and issuance of common stock of $4.9 million associated with our stock option exercises. The cash provided by financing activities was primarily used for our recent acquisitions.

Capital Resources

Our cash and cash equivalents totaled $37.8 million and $27.9 million at May 31, 2007 and November 30, 2006, respectively.

Off-Balance Sheet Arrangements

We have a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada, or Canadian Arrangement, which provides for the sale of U.S. and Canadian trade accounts receivable or Canadian Receivables to a financial institution. SYNNEX Canada amended its one-year revolving Canadian Arrangement on April 30, 2007, to increase its availability to sell a maximum of C$125.0 million of Canadian Receivables from the previous level of C$100.0 million. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.45% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In connection with this Canadian Arrangement, we issued a guarantee of SYNNEX Canada’s performance under the Canadian Arrangement.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for the total amount of $195.0 million as of May 31, 2007 and $148.1 million as of November 30, 2006. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or the U.S. Arrangement. We amended our original U.S. Arrangement on February 12, 2007, to increase our ability to sell up to a maximum of $350.0 million in U.S. trade account receivables, or U.S. Receivables, from the previous level of $275.0 million, based upon eligible trade receivables. We extended the maturity date of the U.S. Arrangement from August 2008 to February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. Prior to amending the U.S. Arrangement in February 2007, we recorded the previous U.S. Arrangement as an off-balance sheet transaction because we funded our advances by selling undivided ownership interests in the accounts receivable. The amended U.S. Arrangement requires us to account for this transaction as an on-balance sheet transaction because we fund our borrowings by pledging all of our rights, title and interest in and to the U.S. Receivables as security. The balance outstanding as of May 31, 2007 was $220.8 million.

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

We amended our original senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, on February 12, 2007. The Revolver is secured by our inventory and other assets and expires in February 2011. The Revolver’s maximum commitment was amended from $45.0 million to $100.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% at our option. There was no balance outstanding as of May 31, 2007 and the balance outstanding as of November 30, 2006 was $27.1 million.

SYNNEX Canada amended its established revolving line of credit arrangement on April 30, 2007 to increase its credit limit from C$20.0 million to C$30.0 million. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate. The balance outstanding as of May 31, 2007 was $2.9 million. Letters of credit issued and outstanding as of May 31, 2007 against the inventory line totaled $6.9 million, which reduced our borrowing capacity by the same amount. In connection with this revolving credit facility, we issued a guarantee of SYNNEX Canada’s obligations.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Term Loan, with a group of financial institutions on May 15, 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The amount outstanding, under the Term Loan as of May 31, 2007 and November 30, 2006 was $59.4 million and $70.4 million, respectively. The Term Loan contains customary financial covenants. In connection with this Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $13.0 million at May 31, 2007 and $10.8 million at November 30, 2006. At May 31, 2007 and November 30, 2006, we had borrowings of $0.1 million and $0.1 million, respectively, outstanding under these facilities. We also have various term loans, short-term borrowings and mortgages with financial institutions totaling approximately $14.9 million and $1.2 million at May 31, 2007 and November 30, 2006, respectively. The expiration dates of these facilities range from 2007 to 2017.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment to FASB Statement No. 115” or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 may have on our financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six-month period ended May 31, 2007 from our Annual Report on Form 10-K for the year ended November 30, 2006. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

PART II - OTHER INFORMATION

ITEM 1A.	Risk Factors

Risks Related to Our Business

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and life of the products we assemble and distribute;

•	market acceptance, quality, pricing and variety of our services offerings;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights; and

•	the impact of acquisitions we make.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 28% and 26% of our total revenue in the six months ended May 31, 2007 and 2006, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2009. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our reseller and assembly services customers, which could decrease revenue and adversely affect our operating results.

We sell to our reseller and assembly services customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our reseller and assembly services customers. The level and timing of orders placed by our reseller and assembly services customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller and assembly services customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

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

Our borrowings and securitization arrangements are variable rate obligations that could expose us to interest rate risks. At May 31, 2007, we had approximately $378.7 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of the Redmond Group of Companies or RGC. Prior to the acquisition, RGC was not a profitable entity. Initially, the RGC acquisition has caused a negative effect on our operating margins as we integrate RGC’s operations with our business to leverage synergies and consolidate the redundant expenses. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

We are dependent on a variety of IT and telecommunications systems, and any failure of these systems could adversely impact our business and operating results.

We depend on IT and telecommunications systems for our operations. These systems support a variety of functions; including inventory management, order processing, shipping, shipment tracking and billing.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2007, we had 661 personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In the six months ended May 31, 2007 and 2006, approximately 22% of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases are transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. For example, in fiscal 2003 we incurred $3.7 million of foreign currency transaction losses as a result of purchases of forward contracts not conducted within our normal hedging practices and procedures, combined with a weakening U.S. dollar. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT products industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT products industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Robert Huang, our President and Chief Executive Officer, and James Estill, SYNNEX Canada’s President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

We may become involved in intellectual property or other disputes that could cause us to incur substantial costs, divert the efforts of our management, and require us to pay substantial damages or require us to obtain a license, which may not be available on commercially reasonable terms, if at all.

We may from time to time receive notifications alleging infringements of intellectual property rights allegedly held by others relating to our business or the products we sell or assemble for our OEM suppliers and others. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our business. Although we generally have various levels of indemnification protection from our OEM suppliers and assembly services customers, in many cases any indemnification to which we may be entitled is subject to maximum limits or other restrictions. In addition, we have developed proprietary IT systems that play an important role in our business. If any infringement claim is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all.

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

As of May 31, 2007, we had approximately $378.7 million in outstanding short and long-term borrowings under term loans, securitizations and lines of credit, excluding trade payables. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

We have significant operations concentrated in Northern California, South Carolina, Toronto, Beijing, and Manila and any disruption in the operations of our facilities could harm our business and operating results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in Fremont, California, Greenville, South Carolina, Toronto, Canada, Beijing, China and Manila, Philippines. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

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

We have international operations in Canada, China, Mexico, Philippines and the United Kingdom. In the six months ended May 31, 2007 and 2006, approximately 22% of our total revenue was generated outside the United States. In the six months ended May 31, 2007 and 2006, approximately 19% and 18%, respectively, of our total revenue was generated in Canada. Our international operations are subject to risks, including:

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

Our contact center business in the Philippines may be adversely impacted if we are unable to manage and communicate with these remote resources. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. Contact centers use a wide variety of different technologies to allow them to manage a large volume of work. These technologies ensure that employees are kept productive. Any failure in technology may impact the business adversely. The success of our contact center primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will impact directly on customer satisfaction. Any adverse customer satisfaction may impact the overall business. Generally, the employee turnover rate in the contact center business and the risk of losing experienced employees to competitors are high. If we are unable to successfully manage our contact centers, our results of operations could be adversely affected and we may not realize the benefits of our recent acquisitions.

Our recent investment in HiChina Web Solutions could be adversely affected by strong competition, loss of market share and pricing pressure in the market for domain name registration and web hosting services, which we expect will continue to intensify.

Our recent investment in HiChina Web Solutions could be adversely impacted due to the market for domain name and web hosting related internet services, which is intensely competitive and rapidly evolving as participants strive to retain their current customer base and attract new customers and improve their competitive position. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability and result in a loss of market share. Further, we may lose market share if we are unable to keep pace with these evolving markets. While we anticipate that the number of new, renewed and transferred-in domain registrations will incrementally increase, volatility in the market could result in our customers turning to other registrars, thereby impairing growth in the number of domains under our management and our ability to sell multiple services to such customers.

Risks Related to Our Relationship with MiTAC International

We rely on MiTAC International for certain manufacturing and assembly services and the loss of these services would require us to seek alternate providers that may charge us more for their services.

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our assembly services customers, including Sun Microsystems, our primary assembly services customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms on a project-by-project basis, based on manufacturing services rendered by MiTAC International or us. As MiTAC’s ownership interest in us decreases, MiTAC’s interest in the success of our business and operations may decrease as well. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. We may be unable to obtain alternative services and components on similar terms, which may in turn increase our manufacturing costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results.

Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there has not been a significant amount of sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement had an initial term of one year and will automatically renew for subsequent one-year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice (a) of the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Sun Microsystems under which we work with MiTAC International to provide assembly services to Sun Microsystems.

Some of our customer relationships evolved from relationships between such customers and MiTAC International and the loss of such relationships could harm our business and operating results.

Our relationship with Sun Microsystems and some of our other customers evolved from relationships that were initiated by MiTAC International. Our relationship with Sun Microsystems is a joint relationship with MiTAC International and us, and the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ requirements. The original agreement between Sun Microsystems and MiTAC International was signed on August 28, 1999 and we became a party to the agreement on February 12, 2002. On May 16, 2007, we entered into a new Master Supply Agreement to be effective as of May 1, 2007 with Sun Microsystems and MiTAC International. Pursuant to this new agreement, the terms for the manufacture and purchase of each particular product awarded by Sun Microsystems are individually negotiated and if agreed upon by the parties, such terms are included in a product award letter. There is no minimum level of commitment required by any of the parties under this agreement. As under the prior agreement, we will negotiate manufacturing and pricing terms, including allocating customer revenue based on manufacturing services that each party provides, on a project-by-project basis with MiTAC International and Sun Microsystems for a given project. All of our contract assembly services to Sun Microsystems will be covered by this agreement. This agreement has a term of three years and is automatically renewed for one-year periods until terminated in accordance with its terms. Any party may terminate this agreement with written notice if one of the other parties materially breaches any provision of the agreement and the breach is incapable of being cured or is not cured within 30 days. This agreement may also be terminated on written notice if one of the other parties becomes bankrupt or insolvent. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer and we could lose other customer relationships or referrals, which in turn could harm our business, financial position and operating results.

There could be potential conflicts of interest between us and affiliates of MiTAC International, which could impact our business and operating results.

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. For fiscal year 2006, Mr. Miau received a retainer of $225,000 from us. For fiscal year 2007, the Compensation Committee has approved a $225,000 retainer. Compensation payable to Mr. Miau is based upon the recommendation of the Compensation Committee and subject to the approval of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board.

Synnex Technology International Corp. or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately- held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.2% of Synnex Technology International and approximately 8.5% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.8% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.2% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 16.9% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of May 31, 2007, our executive officers, directors and principal stockholders owned approximately 48% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of May 31, 2007, our executive officers, directors and principal stockholders owned approximately 48% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 46% of our common stock.

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

Currently, there is a trend towards reducing the number of authorized distributors used by OEM suppliers. As a smaller market participant in the IT product industries, than some of our competitors, we may be more susceptible to loss of business from further reductions of authorized distributors or contract assemblers by IT product OEMs. For example, the termination of Sun Microsystems’ assembly services business with us would have a significant negative effect on our revenue and operating results. A determination by any of our primary OEMs to consolidate their business with other distributors or contract assemblers would negatively affect our business and operating results.

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

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution, business process and assembly services industries are characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, technological capabilities, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International.

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

Share prices and trading volumes for many distribution and assembly services service related companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely decrease.

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

ITEM 6.	Exhibits

10.1#	Offer Letter, dated as of March 23, 2007, by and among Thomas C. Alsborg and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K filed on March 23, 2007).

10.2	Master Supply Agreement, dated as of May 16, 2007, by and among Sun Microsystems Inc. and Sun Microsystems International B.V. and MiTAC International Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K filed on May 22, 2007).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2007

SYNNEX Corporation

By:	/s/ ROBERT T. HUANG
Robert T. Huang
Chief Executive Officer

By:	/s/ THOMAS C. ALSBORG
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1#	Offer Letter, dated as of March 23, 2007, by and among Thomas C. Alsborg and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 23, 2007).

10.2	Master Supply Agreement dated as of May 16, 2007, by and among Sun Microsystems, Inc. and Sun Microsystems International B.V. and MiTAC International Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on May 22, 2007).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.