Form 10-Q
period 2007-08-31
SYNNEX CORP
filed 2007-10-10
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2007
Common Stock, $0.001 par value	31,487,847

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	August 31, 2007	November 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$44,142	$27,881
Short-term investments	16,412	13,271
Accounts receivable, net	603,170	363,437
Receivable from vendors, net	95,846	95,080
Receivable from affiliates	9,553	1,855
Inventories	593,220	594,642
Deferred income taxes	18,729	17,994
Current deferred assets	14,314	13,990
Other current assets	12,141	9,887

Total current assets	1,407,527	1,138,037
Property and equipment, net	58,521	36,698
Goodwill	88,710	30,144
Intangible assets, net	26,720	18,444
Deferred income taxes	6,835	6,716
Long-term deferred assets	106,641	139,111
Other assets	18,362	13,584

Total assets	$1,713,316	$1,382,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$257,715	$50,834
Accounts payable	545,591	462,480
Payable to affiliates	68,406	89,831
Accrued liabilities	100,941	81,818
Current deferred liabilities	35,511	29,516
Income taxes payable	7,921	6,693

Total current liabilities	1,016,085	721,172
Long-term borrowings	41,603	47,967
Long-term liabilities	13,520	10,131
Long-term deferred liabilities	67,186	90,686
Deferred income taxes	1,127	1,232

Total liabilities	1,139,521	871,188

Minority interest in a subsidiary	717	—

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 31,143 and 30,477 shares issued and outstanding	31	30
Additional paid-in capital	191,173	181,188
Accumulated other comprehensive income	22,603	13,999
Retained earnings	359,271	316,329

Total stockholders’ equity	573,078	511,546

Total liabilities and stockholders’ equity	$1,713,316	$1,382,734

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Revenue	$1,760,360	$1,592,204	$5,033,444	$4,605,640
Cost of revenue	(1,669,134)	(1,519,486)	(4,783,549)	(4,399,564)

Gross profit	91,226	72,718	249,895	206,076
Selling, general and administrative expenses	(63,960)	(49,205)	(171,874)	(137,920)
Restructuring charges	(2,744)	—	(2,744)	—

Income from operations before non-operating items and income taxes	24,522	23,513	75,277	68,156
Interest expense and finance charges, net	(3,472)	(2,743)	(10,225)	(12,935)
Other income (expense), net	(132)	265	930	56

Income before income taxes and minority interest	20,918	21,035	65,982	55,277
Provision for income taxes	(6,452)	(7,015)	(22,908)	(19,257)

Income before minority interest	14,466	14,020	43,074	36,020
Minority interest in a subsidiary	(70)	(241)	(132)	(241)

Net income	$14,396	$13,779	$42,942	$35,779

Earnings per share:
Basic	$0.46	$0.46	$1.39	$1.21
Diluted	$0.44	$0.43	$1.32	$1.13
Weighted-average common shares outstanding - basic	31,076	29,879	30,836	29,481

Weighted-average common shares outstanding - diluted	32,742	31,878	32,502	31,673

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2007	August 31, 2006
		Restated-Note 3
Cash flows from operating activities:
Net income	$42,942	$35,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	6,559	3,975
Amortization of intangible assets	4,703	3,050
Share-based compensation	3,536	2,577
Provision for doubtful accounts	5,309	7,208
Purchases of trading securities	(5,370)	(12,383)
Proceeds from sale of trading securities	3,226	27,433
Unrealized gain on investments	(575)	(446)
Realized loss on investments	38	2,689
Minority interest in a subsidiary	132	241
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(200,674)	(32,530)
Receivable from vendors	641	(10,709)
Receivable from affiliates	(7,698)	4,237
Inventories	43,217	(43,573)
Other assets	27,968	(156,808)
Payable to affiliates	(21,425)	(13,514)
Accounts payable	44,213	63,421
Accrued liabilities	14,821	1,485
Deferred liabilities	(23,461)	126,483

Net cash provided by (used in) operating activities	(61,898)	8,615

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(107,765)	(15,575)
Purchase of property and equipment	(20,132)	(5,808)
Increase in restricted cash	(3,259)	(5,335)

Net cash used in investing activities	(131,156)	(26,718)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	990,052	—
Payment of revolving line of credit and securitization	(783,736)	(27,408)
Proceeds from bank loan	10,704	258,371
Payment of bank loan	(18,236)	(192,380)
Bank overdraft	7,273	(20,494)
Proceeds from issuance of common stock	6,373	8,530

Net cash provided by financing activities	212,430	26,619

Effect of exchange rate changes on cash and cash equivalents	(3,115)	(899)

Net increase in cash and cash equivalents	16,261	7,617
Cash and cash equivalents at beginning of period	27,881	13,636

Cash and cash equivalents at end of period	$44,142	$21,253

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Net income	$14,396	$13,779	$42,942	$35,779
Other comprehensive income:
Changes in unrealized gains (losses) on available-for-sale securities	(12)	(1,999)	8	(641)
Foreign currency translation adjustment	1,751	2,499	8,596	4,511

Total comprehensive income	$16,135	$14,279	$51,546	$39,649

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to original equipment manufacturers (“OEMs”), software publishers and reseller customers worldwide. SYNNEX’ service offering includes product distribution, logistics services, business process outsourcing and contract assembly. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, Philippines and the United Kingdom (“UK”).

The accompanying interim unaudited condensed consolidated financial statements as of August 31, 2007 and for the three and nine months ended August 31, 2007 and 2006 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2006 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2006, included in the Company’s Annual Report on Form 10-K.

The results of operations for the nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007, or any future period and the Company makes no representations related thereto.

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

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Segment reporting

During the second quarter of fiscal 2007, the Company consolidated its two previously reportable segments (distribution and assembly services) into one reportable segment due to the integrated nature of these services. The decision was primarily based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance. The Company’s Chief Executive Officer has been identified as the CODM as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Restricted cash

As of August 31, 2007 and November 30, 2006, the Company had restricted cash in the amount of $11,400 and $8,141 respectively, for future payments to one of its vendors relating to a long-term project at the Company’s Mexico operation. These amounts are reported in long term other assets.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. All securities related to its deferred compensation plan are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. Realized gains and losses on available-for-sale securities, which are calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, are recorded in “Other income (expense), net” as incurred.

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

As of August 31, 2007 the Company has not recorded any other-than-temporary decline in value of investments.

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

For the three and nine months ended August 31, 2007 and 2006

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

Equipment and furniture	3 – 7 years
Software	3 – 7 years
Leasehold improvements	2 – 10 years
Buildings	39 years

Goodwill

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they be reviewed annually for impairment or more frequently if impairment indicators exist. Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed. No goodwill impairment was recorded for the periods presented.

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No impairment of long-lived assets was recorded for the periods presented.

Intangible assets

Intangible assets primarily consist of vendor lists and customer lists, which are amortized on a straight-line basis over their estimated lives. Intangible assets are amortized as follows:

Vendor lists	4 – 10 years
Customer lists	4 – 8 years
Other intangible assets	3 – 10 years

Software costs

The Company develops software for internal use only. The majority of costs include payroll and other related costs such as costs of support, maintenance and training functions that are not subject to capitalization. The costs of the software enhancement were not material for the periods presented. If the internal software development costs become material, the Company will capitalize the costs based on the defined criteria for capitalization in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2007, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through August 31, 2007, such losses have been within management’s expectations.

In the three and nine months ended August 31, 2007 and 2006, no single customer exceeded 10% of the Company’s total revenue. At August 31, 2007 and November 30, 2006, no single customer comprised more than 10% of the total consolidated accounts receivable balance.

Revenue recognition

The Company recognizes revenue generally as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. the Company’s warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

The Company purchases licensed software products from original OEM vendors and distributes them to customers. Revenue is recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection of resulting accounts receivable is reasonably assured. Subsequent to the sale of software products, the Company generally has no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

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

For the three and nine months ended August 31, 2007 and 2006

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

Foreign currency translations

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies, with the exception of the Company’s operations in the UK and the Philippines, for which the functional currencies are the U.S. dollar. The financial statements of the foreign subsidiaries, other than the operations in the UK and the Philippines, are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.” Such amounts are not significant to any of the periods presented.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

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

Share-based compensation

Effective December 1, 2005, the Company began accounting for share-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility and expected life.

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares include the dilutive effect of stock options, restricted shares and restricted stock units. The calculation of net income per common share is presented in Note 9.

SFAS No. 128, “Earnings per Share” requires that employee stock options, non-vested restricted shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect of SFAS No. 157 on its consolidated financial position and results of operations.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. The Company is currently evaluating the effect of SFAS No. 159 on its consolidated financial position and results of operations.

NOTE 3 – CLASSIFICATION OF TRADING SECURITIES IN THE STATEMENT OF CASH FLOWS:

The classification of the cash flows for the purchase and proceeds from the sale of trading securities previously referred to as short-term investments has been corrected to present the cash flows as operating activities versus investing activities for the nine months ended August 31, 2006. The impact of this correction to the prior quarterly interim periods is provided below:

	Three Months Ended		Six Months Ended		Nine Months Ended
	February 28,		May 31,		August 31,
	2006	2007	2006	2007	2006
Amounts previously presented as investing activities:

Purchases of trading securities	$(2,851)	$(2,206)	$(7,329)	$(3,183)	$(12,383)
Proceeds from the sale of trading securities	278	802	24,166	1,972	27,433

Impact to cash flows from operating activities	$(2,573)	$(1,404)	$16,837	$(1,211)	$15,050

Cash flows from operations as reported	$5,198	$(149,762)	$23,696	$(75,325)	$(6,435)
Cash flows from operations as corrected	2,625	(151,166)	40,533	(76,536)	8,615

Cash flows from investing activities as reported	$(4,387)	$(37,448)	$9,319	$(129,366)	$(11,668)
Cash flows from investing activities as corrected	(1,814)	(36,044)	(7,518)	(128,155)	(26,718)

The Company concluded that the correction was not material to its annual consolidated financial statements in prior periods and to the interim consolidated financial statements for 2007 based on SEC Staff Accounting Bulleting No. 99: Materiality. The Company will correct the consolidated statement of cash flows for the years ended November 30, 2006 and 2005 in its Form 10-K for the year ending November 30, 2007. The impact for the prior years is provided below:

	Year Ended November 30,
	2006	2005
Amounts previously presented as investing activities:

Purchases of trading securities	$(15,300)	$(1,927)
Proceeds from the sale of trading securities	28,367	5,805

Impact to cash flows from operating activities	$13,067	$3,878

Cash flows from operations as reported	$(18,939)	$7,274
Cash flows from operations as corrected	(5,872)	11,152

Cash flows from investing activities as reported	$(24,309)	$(7,745)
Cash flows from investing activities as corrected	(37,376)	(11,623)

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 4 – SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense under the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values.

The Company uses the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility and expected life. Under the fair value recognition provisions for SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

During the three and nine months ended August 31, 2007, the Company granted fifteen thousand and one-hundred thousand stock options, with an estimated total grant date fair value of $130 and $897 respectively. During the three and nine months ended August 31, 2007, approximately ten thousand and eighty-three thousand shares of restricted stock were granted, respectively. The Company recorded share-based compensation expense, for the three months ended August 31, 2007 and 2006 of $1,303 and $925, and for the nine months ended August 31, 2007 and 2006 of $3,536 and $2,585, respectively.

NOTE 5 – BALANCE SHEET COMPONENTS:

Accounts receivable, net:

	August 31, 2007	November 30, 2006
Trade accounts receivable	$635,868	$394,986
Less: Allowance for doubtful accounts	(14,102)	(14,433)
Less: Allowance for sales returns	(18,596)	(17,116)

	$603,170	$363,437

The increase in accounts receivable as of August 31, 2007 was primarily due to an amendment in terms of the Company’s U.S. accounts receivable securitization arrangement in the first quarter of fiscal 2007, which resulted in all accounts receivable and related funding transacted under the Company’s U.S. accounts receivable securitization arrangement being classified as on-balance sheet transactions versus as of November 30, 2006 when they were classified as off-balance sheet (see Note 6).

Inventories:

	August 31, 2007	November 30, 2006
Components	$37,069	$66,775
Finished goods	556,151	527,867

	$593,220	$594,642

Goodwill:

Amount
Balance, as at November 30, 2006	$30,144
Additions due to acquisitions	54,812
Foreign currency translation adjustments	3,754

Balance, as at August 31, 2007	$88,710

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Intangible assets, net:

	August 31, 2007			November 30, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$22,062	$(17,920)	$4,142	$22,062	$(16,307)	$5,755
Customer lists	28,141	(7,330)	20,811	15,141	(4,738)	10,403
Other intangible assets	3,442	(1,675)	1,767	3,259	(973)	2,286

	$53,645	$(26,925)	$26,720	$40,462	$(22,018)	$18,444

Amortization expense, for the three months ended August 31, 2007 and 2006 was $1,786 and $1,046, and for the nine months ended August 31, 2007 and 2006 was $4,703 and $3,050, respectively. The increase in amortization expense, goodwill and intangibles as of August 31, 2007 was due to the acquisitions of Link2Support, PC Wholesale, HiChina Web Solutions and the Redmond Group of Companies in the first and second quarters (see Note 12).

NOTE 6 – ACCOUNTS RECEIVABLE ARRANGEMENTS:

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

The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at August 31, 2007 and November 30, 2006 was $93,173 and $70,810, respectively. The gross proceeds resulting from the sale of Canadian Receivables totaled approximately $77,264 and $48,893 in the three months ended August 31, 2007 and 2006, and $204,299 and $148,923 in the nine months ended August 31, 2007 and 2006, respectively. The gross payments to the financial institution under the Canadian Arrangement totaled approximately $67,591 and $42,757 in the three months ended August 31, 2007 and 2006, and $188,261 and $167,821 in the nine months ended August 31, 2007 and 2006, respectively.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facilities. These covenants include minimum net worth, minimum fixed charge coverage ratio, and net worth percentage. The Company was in compliance with the material covenants at August 31, 2007 and November 30, 2006.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies (see Note 14, “Commitments and Contingencies” for additional information). Approximately $239,422 and $223,193 for the three months ended August 31, 2007 and 2006, and $685,340 and $709,317 for the nine months ended August 31, 2007 and 2006, of the Company’s net sales were financed under these programs, respectively. Approximately $54,307 and $44,394 of accounts receivable at August 31, 2007 and November 30, 2006, respectively, were subject to flooring agreements. Flooring fees were approximately $1,298 and $1,396 in the three months ended August 31, 2007 and 2006, and $3,972 and $4,283 in the nine months ended August 31, 2007 and 2006, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 7 – RESTRUCTURING CHARGES:

During the second quarter of fiscal 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, are intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. During the second quarter, the Company accrued $1,883 in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” These charges are primarily associated with facilities consolidation of $1,170 and workforce reductions of $713. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

During the third quarter of fiscal 2007, the Company recorded $2,744 for the restructuring and consolidation of its Canadian operations as a result of the acquisition of RGC and the purchase of a new logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1,107 for facilities consolidation, $508 for workforce reductions, and $278 for other costs. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Terminations of all non-continuing employees are expected to be completed by the end of November 30, 2007. The Company recorded an impairment loss of $851 included in the above $2,744 restructuring cost for a property located in Ontario, Canada based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2,841 at August 31, 2007.

The following table summarizes the activity related to the liability for restructuring charges through August 31, 2007:

Restructuring charges per EITF 95-3:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at May 31, 2007	$713	$1,135	$35	$1,883
Cash payments	(584)	—	—	(584)

Balance accrued at August 31, 2007	$129	$1,135	$35	$1,299

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Restructuring charges per SFAS No. 146:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at May 31, 2007	$—	$—	$—	$—
Restructuring charges expensed in the quarter	508	1,107	278	1,893
Cash payments	(436)	(139)	(240)	(815)

Balance accrued at August 31, 2007	$72	$968	$38	$1,078

NOTE 8 – BORROWINGS:

Borrowings consist of the following:

	August 31, 2007	November 30, 2006
SYNNEX U.S. revolving line of credit and securitization	$229,072	$27,070
SYNNEX Canada term loan	11,942	1,178
SYNNEX Canada revolving line	5,393	—
SYNNEX Mexico term loan	52,589	70,436
SYNNEX UK line of credit	306	81
Others	16	36

	299,318	98,801
Less: Current portion	(257,715)	(50,834)

Non-current portion	$41,603	$47,967

The increase in U.S. revolving line of credit and securitization as of August 31, 2007 was primarily due to an amendment in terms of the Company’s U.S. Arrangement in the first quarter of fiscal 2007, which resulted in all accounts receivable and related funding transacted under the Company’s U.S. Arrangement being classified as on-balance sheet transactions versus as of November 30, 2006 when they were classified as off-balance sheet (see Note 6).

SYNNEX Canada amended its established revolving line of credit arrangement on April 30, 2007 to increase its credit limit from C$20,000 to C$30,000. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian prime rate, as adjusted. The increase in the SYNNEX Canada term loan is associated with the purchase of its logistics facility in Guelph, Canada in March 2007.

The Company amended its original senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, on February 12, 2007. The Revolver is secured by the Company’s inventory and other assets and expires in February 2011. The Revolver’s maximum commitment was amended from $45,000 to $100,000. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50%. There was no balance outstanding as of August 31, 2007 and the balance outstanding as of November 30, 2006 was $27,070.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

NOTE 9 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Net income	$14,396	$13,779	$42,942	$35,779

Weighted-average common shares – basic	31,076	29,879	30,836	29,481
Effect of dilutive securities:
Stock options and restricted stock	1,666	1,999	1,666	2,192

Weighted-average common shares – diluted	32,742	31,878	32,502	31,673

Earnings per share:
Basic	$0.46	$0.46	$1.39	$1.21
Diluted	$0.44	$0.43	$1.32	$1.13

Options to purchase 544 shares for the three and nine months ended August 31, 2007 and 1,559 shares for the three and nine months ended August 31, 2006 of common stock have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 10 – RELATED PARTY TRANSACTIONS:

Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $72,249 and $115,387 during the three months ended August 31, 2007 and 2006, and $221,654 and $330,396 during nine months ended August 31, 2007 and 2006, respectively.

Sales to MiTAC International Corporation and its affiliates during the three months ended August 31, 2007 and 2006 were approximately $220 and $716, and $1,497 and $1,636 during the nine months ended August 31, 2007 and 2006, respectively. The Company’s relationship with MiTAC International Corporation has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, on a case-by-case basis with MiTAC International Corporation.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

In the third quarter of fiscal 2007, as an investment option for its deferred compensation plan, the Company acquired and held shares in MiTAC International Corporation. The fair market value of the common stock of MiTAC International held as of August 31, 2007 was $2,475.

NOTE 11 – GEOGRAPHIC INFORMATION:

The Company primarily operates in North America. U.S. and Canada are included in the “North America” operations and China, Philippines, Mexico and the United Kingdom are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated at August 31, 2007 and 2006 and for each of the periods then ended:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
	(in thousands)		(in thousands)
Revenue
North America	$1,698,201	$1,520,494	$4,857,101	$4,406,303
Other	62,159	71,710	176,343	199,337

	$1,760,360	$1,592,204	$5,033,444	$4,605,640

			As of
			August 31, 2007	November 30, 2006
			(in thousands)
Long-lived assets
North America			$54,983	$33,805
Other			21,900	16,477

			$76,883	$50,282

Revenue in the U.S. was approximately 78% and 80% of total revenue for the three months ended August 31, 2007 and 2006, and 78% and 79% of total revenue for the nine months ended August 31, 2007 and 2006, respectively.

NOTE 12 – ACQUISITIONS:

During the fiscal year 2007, the Company made the following acquisitions:

On February 20, 2007, the Company acquired all of the outstanding capital stock of Link2Support, Inc. based in Manila, Philippines for approximately $25,000 in cash. The acquisition agreement allows for an earnout payment of an additional $5,000 to be paid if certain milestones are met in the first year after the acquisition. Link2Support is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The Link2Support acquisition is consistent with the Company’s strategy to broaden its business process service offerings and increases its contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $7,891, intangible assets was $2,900, and the remainder of the purchase price over the fair value of identifiable assets acquired of $14,209 has been recognized as goodwill.

On February 27, 2007, the Company acquired the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. The Company paid a purchase price of $29,444 in cash. PC Wholesale is an IT distributor with special focus on end-of-life and refurbished equipment that is complementary to the Company’s core distribution business. An initial payment for $10,000 was made on February 27, 2007 and the remaining payment was made on March 1, 2007. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $19,444, intangible assets was $2,800, and the remainder of the purchase price over the fair value of identifiable assets acquired of $7,200 has been recognized as goodwill.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

On April 5, 2007, the Company purchased approximately 86% of equity interest in China Civilink (Cayman) for $30,000 in cash. The acquisition agreement provides for a dividend of up to $2,000 to be paid to the then selling shareholders, if certain milestones are met at the end of fiscal year 2007. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions, which is based in Beijing, China, provides internet services such as domain name registration and web hosting. The acquisition of HiChina Web Solutions further supports the Company’s strategy to grow its business process service offerings by providing access to an established customer base in China. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $5,675, intangible assets was $7,000, and the remainder of the purchase price over the fair value of identifiable assets acquired of $17,325 has been recognized as goodwill.

On May 1, 2007, SYNNEX Canada acquired substantially all of the assets of the Redmond Group of Companies (“RGC”), including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased assets, net of assumed debt, was approximately $29,300 in cash. Of this amount, approximately $3,100 is payable after 180 days following the closing date and confirmation of net tangible assets. The acquisition agreement allows for an additional $400 to be paid if certain milestones are met in the first 13 months following the closing date. The acquisition of RGC further supports SYNNEX Canada’s expansion in its consumer electronics distribution. The RGC business has been fully integrated within SYNNEX Canada. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $11,900 and the remainder of the purchase price over the fair value of identifiable assets acquired of $17,400 has been recognized as goodwill. At the time of the acquisition of RGC, the Company determined that this transaction was not a significant acquisition. However, upon further review, the Company has determined that it was a significant acquisition, and accordingly, the Company will file a Form 8-K reporting for RGC acquisition as soon as practicable.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of RGC had occurred as of the beginning of the periods presented. Pro forma adjustments included only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustment for additional finance charges related to the financing of the purchase consideration of the acquisitions. The previous period’s pro forma results may not reflect the future performance as the Company is in process of integrating the RGC business with its current operations.

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Revenue	$1,760,360	$1,653,049	$5,080,249	$4,776,034
Net Income	$14,396	$12,449	$38,906	$27,381
Earnings Per Share
Basic	$0.46	$0.42	$1.26	$0.93
Diluted	$0.44	$0.39	$1.20	$0.86

The above acquisitions, excluding RGC individually and in the aggregate, did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of SFAS No. 141, “Business Combinations.” The consolidated financial statements include the operating results of each business from the date of acquisition. The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. The Company is continuing to evaluate the allocation of purchase price to net tangible and identifiable intangible assets and does not expect the final allocation of purchase price to have a material impact on the Company’s financial position, results of operations, or cash flows.

SYNNEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2007 and 2006

(amounts in thousands, except for per share amounts)

(unaudited)

Building Acquisition

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Canada. The facility is approximately six hundred thousand square feet. The total purchase price for this facility was approximately $12,500. SYNNEX Canada is consolidating multiple existing Ontario, Canada area facilities into this facility.

NOTE 13 – INCOME TAX CREDIT:

The Company recorded a one-time $1,135 adjustment resulting from the conclusion of an income tax audit of the Company’s Canadian subsidiary. The adjustment was primarily associated with the increase in SYNNEX Canada’s net operating loss. This reassessment benefited the Company with $1,135 in reduction of total income tax expenses for the current quarter.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at August 31, 2007, under agreements to repurchase repossessed inventory acquired by Flooring Companies in the event of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2007, under these agreements, nor is the Company aware of any pending customer defaults or repurchase obligations.

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

The Company does not believe that these proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company has also issued guarantees to certain vendors and lenders of its subsidiaries for an aggregate amount of $203,816 as of August 31, 2007 and $148,117 as of November 30, 2006. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 15 – LEGAL SETTLEMENT:

In May 2002, Acropolis Systems, Inc. and Tony Yeh filed a civil suit in Santa Clara County California Superior Court against the Company, Robert Huang, C. Kevin Chuang and Stephen R. Bowling. The suit alleged violation of California securities laws, fraud and concealment and breach of contract resulting from, among other things, failure to disclose the existence of a lien in favor of the Company on the assets of eManage.com, Inc. prior to entering into stock purchase agreements for shares of eManage.com stock. At the times of these stock purchases, the Company was the majority stockholder of eManage.com. The complaint sought monetary damages in the amount of approximately $2,000. In August 2007, prior to trial, the matter was settled on terms that were not material to the Company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC International and Sun Microsystems, the anticipated benefits and closing of our recent acquisitions, the anticipated effect of our acquisitions on our financial position, the anticipated increase in market share of domain name and web hosting related internet services, the consolidation of our Canadian facilities, the restructuring of our Canadian operations, our strategy with respect to international operations, gross margin, selling, general and administrative expenses, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, strategic acquisitions or investments, use of our working capital, expansion of our operations and related costs, impact of accounting pronouncements, impact of new rules and regulations affecting public companies, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization programs, sources of revenue and the adequacy of our disclosure controls and procedures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below in Part II, Item 1A “Risk Factors” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We are headquartered in Fremont, California and have distribution, sales, assembly and contact center facilities in the United States, Canada, China, Mexico, Philippines and the United Kingdom. From a geographic perspective, approximately 96% of our total revenue was from North America for the three and nine months ended August 31, 2007. In the three and nine months ended August 31, 2007, our largest OEM supplier, HP, accounted for approximately 28% of our total revenue.

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

Our revenue is highly dependent on the end-market demand for IT products and services. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industry and increased price-based competition.

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

During fiscal 2007, we made the following acquisitions:

On February 20, 2007, we acquired all of the outstanding capital stock of Link2Support, Inc. based in Manila, Philippines for approximately $25.0 million in cash. The acquisition agreement allows for an earnout payment of an additional $5.0 million to be paid if certain milestones are met in the first year after the acquisition. Link2Support is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The Link2Support acquisition is consistent with our strategy to broaden our business process service offerings and increases our contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $7.9 million, intangible assets was $2.9 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $14.2 million has been recognized as goodwill.

On February 27, 2007, we acquired the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. We paid a purchase price of $29.4 million in cash. PC Wholesale is an IT distributor with special focus on end-of-life and refurbished equipment that is complementary to our core distribution business. An initial payment for $10.0 million was made on February 27, 2007 and the remaining payment was made on March 1, 2007. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $19.4 million, intangible assets of $2.8 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $7.2 million has been recognized as goodwill.

On April 5, 2007, we purchased approximately 86% of equity interest in China Civilink (Cayman) for $30.0 million in cash. The acquisition agreement provides for a dividend of up to $2.0 million to be paid to the then selling shareholders, if certain milestones are met at the end of fiscal year 2007. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions, which is based in Beijing, China, provides internet services such as domain name registration and web hosting. The acquisition of HiChina Web Solutions further supports our strategy to grow our business process service offerings by providing access to an established customer base in China. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $5.7 million, intangible assets was $7.0 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $17.3 million has been recognized as goodwill.

On May 1, 2007, our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada, acquired substantially all of the assets of the Redmond Group of Companies, or RGC, including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased assets, net of assumed debt, was approximately $29.3 million in cash. Of this amount, approximately $3.1 million is payable after 180 days following the closing date and confirmation of net tangible assets. The acquisition agreement allows for an additional $0.4 million to be paid if certain milestones are met in the first 13 months following the closing date. The acquisition of RGC further supports SYNNEX Canada’s expansion in its consumer electronics distribution. The RGC business has been fully integrated within SYNNEX Canada. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $11.9 million and the remainder of the purchase price over the fair value of identifiable assets acquired of $17.4 million has been recognized as goodwill. At the time of the acquisition of RGC, we determined that this transaction was not a significant acquisition. However, upon further review, we determined that it was a significant acquisition, and accordingly, we will file a Form 8-K reporting for RGC acquisition as soon as practicable.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of RGC had occurred as of the beginning of the periods presented. Pro forma adjustments included only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustment for additional finance charges related to the financing of the purchase consideration of the acquisitions. The previous period’s pro forma results may not reflect the future performance as we are integrating the RGC business with our current operations.

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Revenue	$1,760,360	$1,653,049	$5,080,249	$4,776,034
Net Income	$14,396	$12,449	$38,906	$27,381
Earnings Per Share
Basic	$0.46	$0.42	$1.26	$0.93
Diluted	$0.44	$0.39	$1.20	$0.86

The above acquisitions, excluding RGC individually and in the aggregate, did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of SFAS No. 141, “Business Combinations.” The consolidated financial statements include the operating results of each business from the date of acquisition. The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. We are continuing to evaluate the allocation of purchase price to net tangible and identifiable intangible assets and do not expect the final allocation of purchase price to have a material impact on the Company’s financial position, results of operations, or cash flows.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of Statement of Financial Accounting Standards or SFAS No. 141, “Business Combinations.” The consolidated financial statements include the operating results of each business from the date of acquisition. The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. We are continuing to evaluate the allocation of purchase price to net tangible and identifiable intangible assets and do not expect the final allocation of purchase price to have a material impact on our financial position, results of operations, or cash flows.

Building Acquisition

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Canada. The facility is approximately six hundred thousand square feet. The total purchase price for this facility was approximately $12.5 million. SYNNEX Canada is consolidating multiple existing Ontario, Canada area facilities into this facility.

Restructuring Charges

During the second quarter of fiscal 2007, in connection with the acquisition of RGC we announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, are intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. During the second quarter we accrued $1.9 million in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” These charges are primarily associated with facilities consolidation of $1.2 million and workforce reductions of $0.7 million. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

During the third quarter of fiscal 2007, we recorded as a separate line item on our Statement of Operations, $2.7 million for the restructuring, and consolidation of our Canadian operations as a result of the acquisition of RGC and the purchase of our logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1.1 million for facilities consolidation, $0.5 million for workforce reductions, and $0.3 million for other costs. All charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Terminations of all non-continuing employees are expected to be completed by the end of November 30, 2007.

We recorded an impairment loss of $0.9 million, included in the above $2.7 million restructuring cost, for a property located in Ontario, Canada based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2.8 million at August 31, 2007.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and nine-month periods ended August 31, 2007 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2006. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.82)	(95.43)	(95.04)	(95.53)

Gross profit	5.18	4.57	4.96	4.47
Selling, general and administrative expenses	(3.63)	(3.09)	(3.41)	(3.00)
Restructuring charges	(0.16)	0.00	(0.05)	0.00

Income from operations before non-operating items and income taxes	1.39	1.48	1.50	1.48
Interest expense and finance charges, net	(0.20)	(0.17)	(0.21)	(0.28)
Other income (expense), net	(0.01)	0.02	0.02	0.00

Income before income taxes and minority interest	1.18	1.32	1.31	1.20
Provision for income taxes	(0.36)	(0.44)	(0.46)	(0.42)

Income before minority interest	0.82	0.89	0.85	0.78
Minority interest in a subsidiary	0.00	(0.02)	0.00	0.00

Net income	0.82%	0.87%	0.85%	0.78%

Three and Nine Months Ended August 31, 2007 and 2006

Revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
	(in thousands)		(in thousands)
Revenue	$1,760,360	$1,592,204	$5,033,444	$4,605,640

For the third quarter and first nine months of fiscal 2007, our revenue increase was primarily attributable to our continued growth in our business due to increased demand for our products and services, increased selling and marketing efforts and our recent acquisitions. Our revenue also increased due to our focus on our enterprise solutions and consumer electronics divisions, partially offset by a decline in revenue from our assembly services. The increase in our revenue was somewhat mitigated by continued significant competition in the IT marketplace, vendor direct sales models, our desire to focus on operating income growth before revenue growth and gradual declines in the average selling price of the products we sell.

Gross Profit:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
	(in thousands)		(in thousands)
Gross profit	$91,226	$72,718	$249,895	$206,076
Percentage of revenue	5.18%	4.57%	4.96%	4.47%

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of products and services we sell, the mix of customers to whom we sell, rebate and discount programs from our suppliers, freight costs and reserves for inventory losses.

For the third quarter and first nine months of fiscal 2007, the improvement in gross margin percentage was mainly due to the gross margin contributions from our acquisitions over the past year, including increased value-added service offerings, product and customer mix of our pre-existing services, and continued focus on improving all aspects of gross profit within our existing business.

Selling, General and Administrative Expenses:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
	(in thousands)		(in thousands)
Selling, general and administrative expenses	$63,960	$49,205	$171,874	$137,920
Percentage of revenue	3.63%	3.09%	3.41%	3.00%

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

For the third quarter and first nine months of fiscal 2007, selling, general and administrative expenses increased both on a dollar basis as well as percentage of revenue due to additional expense incurred from our recent acquisitions and the costs to integrate these acquisitions into our business, continued investments in our existing business, incremental costs associated with increased revenues, costs of generating higher margin revenue, and the duplicative costs of operating multiple overlapping facilities in Canada while consolidation of these facilities is underway. We expect a portion of these incremental costs will be reduced or eliminated as we complete the warehouse consolidation in Canada and remove inefficiencies and redundant costs as well as through benefits of the restructuring in Canada over the remaining fiscal 2007.

While we continually strive to maintain the lowest possible cost structure in running our operations, without sacrificing customer and vendor service and satisfaction, we do expect that our selling, general and administrative expenses will increase on a dollar basis over the long run as we invest in our infrastructure to improve processes and productivity, incur temporary costs to integrate the recent acquisitions into our business and grow our valued-added business, some of which may have a normal profile of selling, general and administrative expenses as a percentage of sales which is greater than our existing business selling, general and administrative expenses profile.

Income from Operations before Non-Operating Items and Income Taxes:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
	(in thousands)		(in thousands)
Income from operations before non-operating items and income taxes	$24,522	$23,513	$75,277	$68,156
Percentage of revenue	1.39%	1.48%	1.50%	1.48%

Income from operations before non-operating items and income taxes on a dollar basis for the three and nine months ended August 31, 2007 increased primarily due to the aforementioned improvements in sales and gross profit, partially offset by a $2.7 million restructuring charge taken in Canada.

Interest Expense and Finance Charges, net:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
	(in thousands)		(in thousands)
Interest expense and finance charges, net	$3,472	$2,743	$10,225	$12,935

Amounts recorded in interest expense and finance charges, net, are primarily interest expense paid on our lines of credit, the sale of accounts receivable through our securitization facilities, other debt and fees associated with third-party accounts receivable flooring arrangements offset by income earned on our excess cash investments and financing income earned from a long-term project at our Mexico operation.

The increase in interest expense and finance charges, net for the three months ended August 31, 2007 was primarily due to an increase in our borrowings used to fund our recent acquisitions and growth in sales.

The decrease in interest expense and finance charges, net for the nine months ended August 31, 2007 was primarily due to a comparative increase in interest income earned from a long-term project at our Mexico operation, offset by an increase in interest expense and finance charges on increased borrowings.

Other Income (Expense), net:

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
	(in thousands)		(in thousands)
Other income (expense), net	$(132)	$265	$930	$56

Amounts recorded in other income (expense), net, include investment gains and losses related to trading securities, foreign currency transaction gains and losses, investment gains and losses, and other non-operating gains and losses.

In the three months ended August 31, 2007, the decrease in other income (expense), net, was primarily due to a comparative increase in foreign exchange loss of $236 and an increase in trading securities loss of $311.

In the nine months ended August 31, 2007, the increase in other income (expense), net, was primarily due to an increase in gain on sale of fixed assets of $164 and an increase in trading securities gain of $443.

Provision for Income Taxes:

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Our effective tax rate in the three and nine months ended August 31, 2007 was 30.8% and 34.7% as compared with an effective tax rate of 33.4% and 34.8%, respectively, in the prior year. The decrease in the income tax rate for 2007 is primarily due to one time benefits of $1.1 million resulting from conclusion of a Canadian tax audit.

Minority Interest:

On April 5, 2007, we acquired controlling interest in our subsidiary in China, HiChina Web Solutions. Minority interest is the portion of earnings from operations from HiChina Web Solutions, attributable to others.

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

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in personnel, facilities and operations, which may be more costly than similar investments in current operations. As a result of these investments, we may experience an increase in cost of sales and operating expenses that is disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by incurring additional debt and/or issuing common stock.

Net cash used in operating activities was $61.9 million in the nine months ended August 31, 2007. Cash used in operating activities was primarily attributable to the net increase in accounts receivable of $200.7 million, increase in receivable from affiliates of $7.7 million, and decrease in deferred liabilities of $23.5 million offset by a decrease in inventory of $43.2 million, increase in total payables of $22.8 million, depreciation and amortization of $11.3 million and net income of $42.9 million.

The increase in accounts receivable of $200.7 million is primarily due to a change in terms during the first quarter of fiscal 2007 in our U.S. securitization arrangement which resulted in accounts receivable transacted in our U.S. securitization arrangement being classified as on-balance sheet transactions versus the prior quarter when they were classified as off-balance sheet.

The classification of the cash flows for the purchase and proceeds from the sale of short-term investments deemed as trading securities has been corrected to present the cash flows as operating activity versus investing activity for the nine months ended August 31, 2006. A total of $12.4 million for purchases of trading securities and $27.4 million for proceeds from the sale of trading securities were shown as cash flows from investing activity for the nine months ended August 31, 2006, respectively. Please refer to Note 3 to the financial statements.

We have concluded that the correction was not material to the financial statements in prior periods and to the interim financial statements based on SEC Staff Accounting Bulletin No. 99: Materiality.

Net cash used in investing activities was $131.2 million in the nine months ended August 31, 2007. The use of cash was the result of acquisitions of Link2Support, PC Wholesale, HiChina Web Solutions and RGC for $107.8 million, capital expenditures of $20.1 million and increase in restricted cash of $3.3 million.

Net cash provided by financing activities was $212.4 million in the nine months ended August 31, 2007 and was primarily related to net proceeds from securitization arrangements and our revolving line of credit of $206.3 million, bank overdraft of $7.3 million and issuance of common stock of $6.4 million associated with our stock option exercises. The cash provided by financing activities was primarily used for our recent acquisitions.

Capital Resources

Our cash and cash equivalents totaled $44.1 million and $27.9 million at August 31, 2007 and November 30, 2006, respectively.

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

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $203.8 million as of August 31, 2007 and $148.1 million as of November 30, 2006. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or the U.S. Arrangement. We amended our original U.S. Arrangement on February 12, 2007, to increase our ability to sell up to a maximum of $350.0 million in U.S. trade account receivables, or U.S. Receivables, from the previous level of $275.0 million, based upon eligible trade receivables. We extended the maturity date of the U.S. Arrangement from August 2008 to February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. Prior to amending the U.S. Arrangement in February 2007, we recorded the previous U.S. Arrangement as an off-balance sheet transaction because we funded our advances by selling undivided ownership interests in the accounts receivable. The amended U.S. Arrangement requires us to account for this transaction as an on-balance sheet transaction because we fund our borrowings by pledging all of our rights, title and interest in and to the U.S. Receivables as security. The balance outstanding as of August 31, 2007 was $229.1 million.

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

We amended our original senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, on February 12, 2007. The Revolver is secured by our inventory and other assets and expires in February 2011. The Revolver’s maximum commitment was amended from $45.0 million to $100.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% at our option. There was no balance outstanding as of August 31, 2007 and the balance outstanding as of November 30, 2006 was $27.1 million.

SYNNEX Canada amended its established revolving line of credit arrangement on April 30, 2007 to increase its credit limit from C$20.0 million to C$30.0 million. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate. The balance outstanding as of August 31, 2007 was $5.4 million. Letters of credit issued and outstanding as of August 31, 2007 against the inventory line totaled $7.0 million, which reduced our borrowing capacity by the same amount. In connection with this revolving credit facility, we issued a guarantee of SYNNEX Canada’s obligations.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Term Loan, with a group of financial institutions on May 15, 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The amount outstanding, under the Term Loan as of August 31, 2007 and November 30, 2006 was $52.6 million and $70.4 million, respectively. The Term Loan contains customary financial covenants. In connection with this Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $13.2 million at August 31, 2007 and $10.8 million at November 30, 2006. At August 31, 2007 and November 30, 2006, we had borrowings of $0.3 million and $0.1 million, respectively, outstanding under these facilities. We also have various term loans, short-term borrowings and mortgages with financial institutions totaling approximately $17.4 million and $1.2 million at August 31, 2007 and November 30, 2006, respectively. The expiration dates of these facilities range from 2007 to 2017.

We are also obligated to provide periodic financial statements and investment reports, notices of material litigation and any other information relating to our U.S. Arrangement as requested by the financial institutions.

We are in compliance with all material covenants or other requirements set forth in our accounts receivable financing programs and credit agreements discussed above.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and will be applicable to us in the first quarter of fiscal 2008. We are currently evaluating the effect of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We are currently evaluating the effect of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. We are currently evaluating the effect of SFAS No. 159 on our consolidated financial position and results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine-month periods ended August 31, 2007 from our Annual Report on Form 10-K for the year ended November 30, 2006. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

PART II - OTHER INFORMATION

ITEM 1A.	Risk Factors

Risks Related to Our Business

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and life of the products we distribute;

•	market acceptance, quality, pricing and availability of our services;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights; and

•	the impact of acquisitions we make.

Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.

Our operating results also are affected by the seasonality of the IT products and services industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. These patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. The results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline. For example, in March 2005, we announced that our revenue and net income for the three months ended February 28, 2005 would be lower than our previously released guidance and, as a result, our share price subsequently declined substantially.

We depend on a small number of OEMs to supply the IT products that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 28% and 26% of our total revenue in the nine months ended August 31, 2007 and 2006, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2009. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

The success of our contact center business is subject to the terms and conditions of our customer contracts.

We provide contact center support services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions which could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. In addition, our customers may not guarantee a minimum call volume, however we will hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers, payment of penalties for failure to meet performance levels or our inability to terminate any unprofitable contracts may have an adverse impact on our operations and financial results.

Our gross margins are low, which magnifies the impact of variations in revenue, operating costs and bad debt on our operating results.

As a result of significant price competition in the IT products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs and bad debt on our operating results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

We sell to our reseller and assembly services customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our reseller and assembly services customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller and assembly services customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

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

Our borrowings and securitization arrangements are variable rate obligations that could expose us to interest rate risks. At August 31, 2007, we had approximately $392.5 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. Additionally, increasing interest rates may increase our future borrowing costs and restrict our access to capital.

A portion of our revenue is financed by floor plan financing companies and any termination or reduction in these financing arrangements could increase our financing costs and harm our business and operating results.

A portion of our product distribution revenue is financed by floor plan financing companies. Floor plan financing companies are engaged by our customers to finance, or “floor,” the purchase of products from us. In exchange for a fee, we transfer the risk of loss on the sale of our products to the floor plan companies. We currently receive payment from these financing companies within approximately 15 to 30 business days from the date of the sale, which allows our business to operate at much lower relative working capital levels than if such programs were not available. If these floor plan arrangements are terminated or substantially reduced, the need for more working capital and the increased financing cost could harm our business and operating results. We have not experienced any termination or significant reduction in floor plan arrangements in the past.

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

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. Also, incidents of theft may re-occur for which we may not be fully insured.

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

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of the Redmond Group of Companies or RGC. Prior to the acquisition, RGC was not a profitable business. Initially, the RGC acquisition caused a negative effect on our operating margins as we integrated RGC’s operations with our business to leverage synergies and consolidate redundant expenses. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

We are dependent on a variety of IT and telecommunications systems, and any failure of these systems could adversely impact our business and operating results.

We depend on IT and telecommunications systems for our operations. These systems support a variety of functions; including inventory management, order processing, shipping, shipment tracking, billing, contact center support and web hosting.

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers, handling call volume or providing web hosting. Sales also may be affected if our reseller customers are unable to access our price and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller customers. The Internet and individual web sites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some web sites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers or reseller customers. Disruption of our web site or the Internet in general could impair our order processing or more generally prevent our OEM suppliers or reseller customers from accessing information. Our contact call center is dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

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

Because we conduct substantial back office operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of August 31, 2007, we had 661 back office support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

In the nine months ended August 31, 2007 and 2006, approximately 22% and 21%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT service industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT service industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Robert Huang, our President and Chief Executive Officer, and James Estill, SYNNEX Canada’s President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

As of August 31, 2007, we had approximately $392.5 million in outstanding short and long-term borrowings under term loans, securitizations and lines of credit, excluding trade payables. The terms of our current indebtedness agreements restrict, among other things, our ability to:

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

We have significant operations concentrated in Northern California, South Carolina, Toronto, Beijing, and Philippines and any disruption in the operations of our facilities could harm our business and operating results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in Fremont, California, Greenville, South Carolina, Toronto, Canada, Beijing, China and Manila, Cagayan De Oro and Davao Philippines. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

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

We have international operations in Canada, China, Mexico, Philippines and the United Kingdom. In the nine months ended August 31, 2007 and 2006, approximately 22% and 21%, respectively, of our total revenue was generated outside the United States. In the nine months ended August 31, 2007 and 2006, approximately 19% and 17%, respectively, of our total revenue was generated in Canada. Our international operations are subject to risks, including:

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

Our contact center business in the Philippines may be adversely impacted if we are unable to manage and communicate with these remote resources. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. Contact centers use a wide variety of different technologies to allow them to manage a large volume of work. These technologies ensure that employees are kept productive. Any failure in technology may impact the business adversely. The success of our contact center primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will impact directly on customer satisfaction. Any adverse customer satisfaction may impact the overall business. Generally, the employee turnover rate in the contact center business and the risk of losing experienced employees to competitors are high. Higher turnover rates increase recruiting and training costs and decrease operating efficiencies and productivity. If we are unable to successfully manage our contact centers, our results of operations could be adversely affected and we may not realize the benefits of our recent acquisitions.

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

Our relationship with Sun Microsystems and some of our other customers evolved from relationships that were initiated by MiTAC International. Our relationship with Sun Microsystems is a joint relationship with MiTAC International and us, and the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ requirements. The original agreement between Sun Microsystems and MiTAC International was signed on August 28, 1999 and we became a party to the agreement on February 12, 2002. On May 16, 2007, we entered into a new Master Supply Agreement to be effective as of May 1, 2007 with Sun Microsystems and MiTAC International. Pursuant to this new agreement, the terms for the manufacture and purchase of each particular product awarded by Sun Microsystems are individually negotiated and if agreed upon by the parties, such terms are included in a product award letter. There is no minimum level of commitment required by any of the parties under this agreement. As under the prior agreement, we will negotiate manufacturing and pricing terms, on a project-by-project basis with MiTAC International and Sun Microsystems for a given project. All of our contract assembly services to Sun Microsystems will be covered by this agreement. This agreement has a term of three years and is automatically renewed for one-year periods until terminated in accordance with its terms. Any party may terminate this agreement with written notice if one of the other parties materially breaches any provision of the agreement and the breach is incapable of being cured or is not cured within 30 days. This agreement may also be terminated on written notice if one of the other parties becomes bankrupt or insolvent. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer and we could lose other customer relationships or referrals, which in turn could harm our business, financial position and operating results.

There could be potential conflicts of interest between us and affiliates of MiTAC International, which could impact our business and operating results.

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. For fiscal year 2006, Mr.Miau received a retainer of $225,000 from us. For fiscal year 2007, the Compensation Committee has approved a $225,000 retainer and granted him a restricted stock award for two thousand shares of our common stock. Compensation payable to Mr.Miau is based upon the recommendation of the Compensation Committee and subject to the approval of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board.

Synnex Technology International Corp. or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately- held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.1% of Synnex Technology International and approximately 8.5% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.8% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.2% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 16.8% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

As of August 31, 2007, our executive officers, directors and principal stockholders owned approximately 47% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of August 31, 2007, our executive officers, directors and principal stockholders owned approximately 47% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 45% of our common stock.

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

While in the past we may have benefited from the consolidation in our industry resulting from delays or reductions in IT spending in particular, and economic weakness in general, any such volatility in the IT industry could have adverse effect on our business and operating results.

Our business may be adversely affected by some OEM suppliers’ strategies to increase their direct sales, which in turn could cause our business and operating results to suffer.

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

In addition, in contact center business, we also face competition from our customers. For example, some of our customers may have internal capability and resources to provide their own call center. Furthermore, pricing pressures and quality of services could impact our business adversely. Our ability to provide a high quality of service is dependent on our ability to retain and properly train our employees and to continue investing in our infrastructure, including IT and telecommunications systems.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission, or SEC, regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management’s required assessment of our internal control over financial reporting have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Date: October 9, 2007

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