Form 10-K
period 2007-11-30
SYNNEX CORP
filed 2008-02-13
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐         Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange on February 1, 2008) was approximately $383,637,430. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 1, 2008, there were 31,923,384 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders to be held on March 18, 2008.

SYNNEX CORPORATION

2007 FORM 10-K

PART I

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will,” “provides” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to our services, our OEMs and our relationships with and the value we provide to our OEM suppliers and reseller customers, our relationship with MiTAC International and Sun Microsystems, the anticipated benefits of our recent acquisitions, the anticipated effect of our acquisitions on our financial position, the anticipated increase in market share of domain name and web hosting related internet services, the consolidation of our Canadian facilities, the restructuring of our Canadian operations, our strategy with respect to international operations, gross margin, selling, general and administrative expenses, fluctuations in future revenues and operating results and future expenses, fluctuations in inventory, our estimates regarding our capital requirements and our needs for additional financing, our infrastructure needs and growth, strategic acquisitions or investments, our indebtedness, use of our working capital, expansion of our operations and related costs, impact of accounting pronouncements, impact of new rules and regulations affecting public companies, the adequacy of our cash resources to meet our capital needs, statements regarding our securitization program, economic and industry trends, our legal proceedings, sources of revenue and adequacy of our disclosure controls and procedures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under Item 1A, “Risk Factors,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions particularly in North America, increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and our subsidiaries, except where it is made clear that the term means only the parent company.

SYNNEX, the SYNNEX Logo, CONCENTRIX, the CONCENTRIX Logo, EMJ, ENEXT, the NEXCE Logo, PRINTSOLV, the TSD Logo, and all other SYNNEX company, product and services names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX and the SYNNEX Logo Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

Item 1.	Business Overview

We are a Fortune 500 Corporation and a leading business process services company, serving resellers and original equipment manufacturers, or OEMs, in multiple regions around the world. We provide services in IT distribution, supply chain management, contract assembly and business process outsourcing, or BPO. Our BPO services solutions include: demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We bring synergy to our customers’ business process services requirements. By bringing supply chain management, contract assembly and distribution expertise together under one service provider, the result is high quality products built at a lower cost with industry-leading components and delivered on time. Our business model is flexible and modular to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We combine our core strengths in demand generation, IT distribution, supply chain management, and contract assembly to provide our customers greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute approximately 15,000 (as measured by active SKUs) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers throughout the United States, Canada and Mexico. We employ over 6,000 employees worldwide and operate in the United States, Canada, China, Mexico, the Philippines and the United Kingdom. From a geographic perspective, approximately 97% of our total revenue was from North America for the fiscal year ended November 30, 2007.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as HP, Panasonic, IBM, Intel, and Lenovo and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Our largest OEM supplier, HP, accounted for approximately 28% of our total revenue for the fiscal year ended November 30, 2007.

The IT distribution and contract assembly services industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. As well, the market for IT products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product and services we provide.

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

We have been in business since 1980 and are headquartered in Fremont, California with distribution, sales, contract assembly and contact center facilities in the United States, Canada, China, Mexico, the Philippines and the United Kingdom. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003.

Our Products and Suppliers

We distribute a broad line of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 100 OEM suppliers, enabling us to offer comprehensive solutions to our reseller customers. Our primary OEM suppliers and representative products for the fiscal year ended November 30, 2007 include the following:

Supplier	Representative Products
Acer	Mobile PCs, Displays and Monitors
APC	UPS and Power Devices
HP	Desktop and Mobile PCs, Printers, Imaging Products, Supplies, Servers, Storage Products
IBM	Servers, Storage Products, Software
Intel	CPUs, Motherboards, Networking Products
Lenovo	Desktop and Mobile PCs
Microsoft	Operating Systems, Application Software
Panasonic	Mobile PCs
Symantec	Security Software
Xerox	Printers and Supplies

During fiscal 2007, our product mix by category was in the following ranges:

Product Category:
Peripherals	31% -35%
IT Systems	29% -33%
System Components	17% -21%
Software	9% - 13%
Networking Equipment	4% - 8%

Our largest OEM supplier is HP. Revenue from the sale of HP products represented approximately 28% and 25% of our revenue for fiscal 2007 and 2006, respectively. We entered into a U.S. Business Development Partner Agreement with HP on November 6, 2003, which governs our relationship with HP in the United States. The agreement remains in effect until May 31, 2009 unless terminated earlier in accordance with its terms. As is typical with our OEM supplier agreements, either party may terminate the agreement upon 30 days written notice. In addition, either party may terminate the agreement with cause upon 15 days written notice. “Cause” is not defined in the agreement. In the event the agreement is terminated for cause or if we in any way fail to perform any of our obligations under the agreement, any and all agreements between HP and us for the resale of any and all products, support and services will automatically terminate upon such default or termination. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Our subsidiaries in Canada and Mexico have territorial supplier agreements with subsidiaries of HP located in the same countries.

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

Our distribution and contract assembly business subjects us to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising our inventory. Many of our OEM suppliers offer us limited protection from the loss in value of our inventory due to technological change or a supplier’s price reductions. Under many of these agreements, we have a limited period of time to return or exchange products or claim price protection credits. We monitor our inventory levels and attempt to time our purchases to maximize our protection under supplier programs.

Our Customers

We distribute IT products to more than 15,000 resellers. Resellers are classified primarily by the end-users to whom they sell as well as the services they provide. End-users include large corporations or enterprises, governments, small-to medium-sized businesses, or SMBs, and personal users. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors and our larger reseller customers also buy certain products directly from OEM suppliers.

No reseller customer accounted for more than 10% of our total revenue in fiscal 2007 or 2006. Some of our largest customers include Apptis, CDW, Sun Microsystems and Insight Enterprises, Inc.

Our Services

We offer a variety of services to our customers, including the following:

Distribution Services. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and fill orders for our reseller customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller customers.

Supply Chain Management. We offer as a single source solution, a highly cost-effective, integrated set of supply chain management services. These services include materials planning, product procurement, systems assembly, software integration, test, asset tagging, software imaging, warehousing inventory management and logistics services, including specialized tasks such as reverse logistics and end of life sales.

Contract Assembly Services. We provide our OEM contract assembly customers with systems design and build-to-order, or BTO, and configure-to-order, or CTO, assembly capabilities. BTO assembly consists of building a group of systems with the same pre-defined specifications, generally for our OEM customers’ inventory. CTO assembly consists of building a customized system for an OEM customer’s individual order specifications. We also offer production value-added services such as kitting, reconfiguration, asset tagging and hard drive imaging.

Business Process Outsourcing Services. We offer contact center services that deliver voice, e-mail and technical support services on a global platform to our customers. Our inbound contact center provides real-time post-sales technical support services to our customers. We also offer a system that generates awareness and demand for products and services, including business and channel development, integrated sales and marketing campaigns, lead development and product marketing strategic planning and consulting.

The above categories of services are complemented by:

Logistics Services. We provide logistics support to our reseller customers such as outsourced fulfillment, virtual distribution and direct ship to end-users. Other logistics support activities we provide include generation of customized shipping documents, multi-level serial number tracking for customized, configured products and online order and shipment tracking.

Online Services. We maintain electronic data interchange, or EDI, and web-based communication links with many of our reseller customers. These links improve the speed and efficiency of our transactions with our reseller customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-application software that allows our resellers or their end-user customers to order software and take delivery online.

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

Technical Solutions Services. We provide our reseller customers technical support services, including pre- and post-sales support.

Joint Supply Chain Management and Distribution Services. We provide our contract assembly customers with materials procurement and management activities including planning, purchasing, expediting and warehousing system components and materials used in the assembly process. Because we distribute many of the system components used in the assembly of our contract assembly customers’ products, our assembly customers are able to minimize their inventory risk by taking advantage of the terms and conditions of our distribution relationships. In addition, we also offer increased inventory availability to our contract assembly customers because we stock items for both distribution and assembly.

Sales and Marketing

As of November 30, 2007, we employed 3,538 sales, marketing, contact center and demand generation services professionals. We serve our large commercial and government reseller customers through dedicated sales professionals. We market to smaller resellers through dedicated regional sales teams. In addition, we have dedicated product marketing and sales specialists that focus on the sale and promotion of the products of selected suppliers. These specialists are also directly involved in establishing new relationships with leading OEMs to create demand for their products and services and with resellers for their customers’ needs. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities, promoting sales growth and ensuring customer satisfaction. We have sales offices in North America, Latin America and Asia and attempt to locate our sales and marketing professionals in close proximity to our reseller customers.

We also have a sales team dedicated to cultivating new business process services opportunities with IT product OEMs. On selected opportunities, this team works with MiTAC International to offer OEMs comprehensive outsourced supply chain solutions. This joint sales effort enables us to deliver complete design-to-delivery solutions for our OEM customers.

Our Operations

We operate more than 20 distribution facilities in the United States, Canada and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. In North America, our distribution facilities are geographically dispersed to be near end-users and reseller customers. This regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

Our proprietary IT systems and processes enable us to automate many of our distribution operations. For example, we use radio frequency and bar code scanning technologies in all of our warehouse operations to maintain real-time inventory records, facilitate frequent cycle counts and improve the accuracy of order fulfillment. We use palm readers to capture real-time labor cost data, enabling efficient management of our daily labor costs.

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

We operate our principal contract assembly facilities in the United States and the United Kingdom. We generally assemble IT systems, including workstations and servers, by incorporating system components from our distribution inventory and other sources. Additionally, we perform production value-added services, including kitting, asset tagging, hard drive imaging and reconfiguration. Our contract assembly facilities are ISO 9001:2000 certified.

We offer contact center services that deliver voice, e-mail and technical support services on a global platform to our customers. Our inbound contact center provides real-time technical support services to our customers.

International Operations

Approximately 22% and 21% of our total revenue for fiscal 2007 and 2006, respectively, originated outside of the United States. A key element in our business strategy has been to expand our global presence in order to provide our business process services capabilities to OEMs in locations that meet their regional requirements. Consistent with this strategy, we have established international operations in Canada, China, Mexico, the Philippines and the United Kingdom.

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

Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased. In addition, the purchasing group utilizes an internally developed, proprietary information systems application tool, which further aids the purchasing group in forecasting future product demand based on several factors, including past sales levels, expected product life cycle and current and projected economic conditions. Our information system tools also track warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation allows for greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders, on a more frequent basis. Furthermore, our system tools also allow for automated checks and controls to prevent the generation of inaccurate orders.

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

Information Technology

Our IT systems manage the entire order cycle, including processing customer orders, production planning, customer billing and payment tracking. These internally developed IT systems make our operations more efficient and provide visibility into all aspects of our operations. We believe our IT infrastructure is scalable to support further growth. Continuous enhancement of our IT systems facilitates improved product and inventory management, streamlines order and delivery processes, and increases operational flexibility.

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

Competition

We operate in a highly competitive environment, both in the United States and internationally. The IT product industry is characterized by intense competition, based primarily on product availability, credit terms, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, technological capabilities, product quality, service and support. We compete with a variety of regional, national and international IT product distributors and manufacturers.

Our current major competitors in IT product distribution include Bell Microproducts, Ingram Micro, ScanSource and Tech Data and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers, which also sell directly to resellers and end-users. The distribution industry has recently undergone, and continues to undergo, major consolidation. During this period, a number of significant players within the IT distribution industry exited or merged with other players within the distribution market. Over the years we have participated in this consolidation through our acquisitions of Merisel Canada, Gates/Arrow, EMJ Data Systems Limited, Azerty United Canada and PC Wholesale and we continue to evaluate other opportunities.

We constantly seek to expand our business into areas primarily related to our core distribution business as well as other support, logistic and related value-added services. As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors.

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

Employees

As of November 30, 2007, we had 6,052 full-time employees, including 3,538 in sales, marketing, contact center and demand generation services professionals, 1,781 in operations, and 733 in executive, finance, IT and administration. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our production capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled approximately 564, on a full-time equivalent basis, at November 30, 2007. Our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

Our website is http://www.synnex.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not a part of this report. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics.

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

Risks Related to Our Business

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the price of our common stock.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and useful life of the products we distribute;

•	market acceptance, quality, pricing and availability of our services;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights; and

•	the impact of the business acquisitions we make.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 28% and 25% of our total revenue in fiscal 2007 and 2006, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2009. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our reseller and contract assembly services customers, which could decrease revenue and adversely affect our operating results.

We sell to our reseller and contract assembly services customers on a purchase order basis rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our reseller and contract assembly services customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller and contract assembly services customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

The success of our contact center business is subject to the terms and conditions of our customer contracts.

We provide contact center support services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions which could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. In addition, our customers may not guarantee a minimum call volume; however, we hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers, payment of penalties for failure to meet performance levels or our inability to terminate any unprofitable contracts may have an adverse impact on our operations and financial results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of November 30, 2007, we had 699 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

We have in the past pursued and in the future expect to pursue acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT products industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:

•	difficulty in successfully integrating acquired operations, IT systems, customers, OEM supplier and partner relationships, products and businesses with our operations;

•	loss of key employees of acquired operations or inability to hire key employees necessary for our expansion;

•	diversion of our capital and management attention away from other business issues;

•	increase in our expenses and working capital requirements;

•	in the case of acquisitions that we may make outside of the United States, difficulty in operating in foreign countries and over significant geographical distances; and

•	other financial risks, such as potential liabilities of the businesses we acquire.

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance and complete future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of the Redmond Group of Companies, or RGC. Prior to the acquisition, RGC was not a profitable business. Initially, the RGC acquisition caused a negative effect on our operating margins as we integrated RGC’s operations with our business to leverage synergies and consolidate redundant expenses. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

Because of the capital-intensive nature of our business, we need continued access to capital, which, if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, proceeds from our accounts receivable securitization and revolving credit programs are limited or cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any securitization or credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of securitization or debt financing could significantly increase in the future, making it cost prohibitive to securitize our accounts receivable or borrow, which could force us to issue new equity securities. If we issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

The terms of our indebtedness agreements impose significant restrictions on our ability to operate which in turn may negatively affect our ability to respond to business and market conditions and therefore have an adverse effect on our business and operating results.

As of November 30, 2007, we had approximately $504.6 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. The terms of our current indebtedness agreements limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make certain other restricted payments;

•	consummate certain asset sales or acquisitions;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratio as outlined in our senior secured revolving line of credit arrangement. We may be unable to meet these ratios and tests, this could result in the acceleration of the repayment of the related debt, the termination of the facility or the increase in our effective cost of funds. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

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

We extend credit to our reseller customers for a significant portion of our sales to them. Resellers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller customers will not pay for the products they purchase. In addition, our Mexico subsidiary has entered into a contract with a Mexico reseller customer, which involves extended payment terms and could expose us to additional collection risks. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers as a result of an economic downturn or a decrease in IT spending by end-users. If we are unable to collect payment for products we ship to our reseller customers or if our reseller customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize accounts receivable-based financing, which could negatively impact our cash flow and liquidity position.

We may suffer adverse consequences from changing interest rates.

Our borrowings and securitization arrangements are variable rate obligations that could expose us to interest rate risks. At November 30, 2007, we had approximately $504.6 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

Additionally, market conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indexes, effectively increasing the cost of our borrowing. While some of our credit facilities have contractually negotiated spreads, terms such as these are subject to ongoing negotiations.

We experienced theft of product from our warehouses and future thefts could harm our operating results.

From time to time we have experienced incidents of theft at various facilities. In fiscal 2005 we experienced theft as a result of break-in at one of our warehouses in which approximately $4.0 million of inventory was stolen. Based on our investigation, discussions with local law enforcement and meetings with federal authorities, we believe the thefts at our warehouses were part of an organized crime effort that targeted a number of technology equipment warehouses throughout the United States.

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

In fiscal 2007 and 2006, approximately 22% and 21%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We have significant operations concentrated in Northern California, South Carolina, Ontario, Beijing, and the Philippines and any disruption in the operations of our facilities could harm our business and operating results.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in Fremont, California, Greenville, South Carolina, Ontario, Canada, Beijing, China and Manila, Cagayan De Oro and Davao Philippines. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

Global health, economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation, our ability to obtain adequate insurance at reasonable rates or require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico, the Philippines and the United Kingdom. In fiscal 2007 and 2006, approximately 22% and 21%, respectively, of our total revenue was generated outside the United States. In fiscal 2007 and 2006, approximately 19% and 17%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting accounts receivable generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such accounts receivable may be inadequate. In addition, our Mexico subsidiary has entered into a contract with a Mexico reseller customer, which involves extended payment terms and could expose us to additional collection risks. Further, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur similar additional expenses and loss.

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

Risks Related to Our Relationship with MiTAC International

As of November 30, 2007, our executive officers, directors and principal stockholders owned approximately 46% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of November 30, 2007, our executive officers, directors and principal stockholders owned approximately 46% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 44% of our common stock.

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

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract services customers, including Sun Microsystems, our primary contract assembly services customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms on a project-by-project basis, based on manufacturing services rendered by MiTAC International or us. As MiTAC’s ownership interest in us decreases, MiTAC’s interest in the success of our business and operations may decrease as well. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. We may be unable to obtain alternative services and components on similar terms, which may in turn increase our manufacturing costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. For fiscal 2007, Mr. Miau received a retainer of $225,000 from us and was granted a restricted stock award for two thousand shares of our common stock. Compensation payable to Mr. Miau was based upon approval of the Compensation Committee. For fiscal 2008, Mr. Miau will receive a retainer of $225,000 from us and a restricted stock grant of two thousand shares of our common stock. Mr. Miau’s compensation is based upon the approval of the Nominating and Corporate Governance Committee which is composed of disinterested members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee which is composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.1% of Synnex Technology International and approximately 8.2% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.8% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.1% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 16.7% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

Risks Related to Our Industry

Volatility in the IT industry could have a material adverse effect on our business and operating results.

The IT industry in which we operate has experienced decreases in demand. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity may impact our revenue, as well as problems with the salability of inventory and collection of reseller customer accounts receivable.

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

Currently, there is a trend towards reducing the number of authorized distributors used by OEM suppliers. As a smaller market participant in the IT product industries, than some of our competitors, we may be more susceptible to loss of business from further reductions of authorized distributors or contract assemblers by IT product OEMs. For example, the termination of our contract by HP with us would have a significant negative effect on our revenue and operating results. A determination by any of our primary OEMs to consolidate their business with other distributors or contract assemblers would negatively affect our business and operating results.

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

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution, business process and contract assembly services industries are characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International.

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

In addition, in our contact center business, we also face competition from our customers. For example, some of our customers may have internal capability and resources to provide their own call center. Furthermore, pricing pressures and quality of services could impact our business adversely. Our ability to provide a high quality of service is dependent on our ability to retain and properly train our employees and to continue investing in our infrastructure, including IT and telecommunications systems.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission, or SEC, regulations and New York Stock Exchange, or NYSE, rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent registered public accounting firm’s attestation of the effectiveness of internal control over financial reporting have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended November 30, 2007, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Risks Related to Our Common Stock

Our common stock has been subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

Share prices and trading volumes for many distribution and contract assembly services related companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely decrease.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, the NYSE has adopted revisions to its requirements for companies that are NYSE-listed. These rules and regulations have increased our legal and financial compliance costs, and made some activities more time consuming or costly. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Fremont, California. We operate more than 40 distribution, assembly and administrative facilities in six different countries. We lease each of these facilities, except a 62,500 square foot sales and marketing facility in Greenville, South Carolina, a 620,000 square foot distribution and administrative center in Guelph, Ontario, a 100,000 square foot distribution center in Markham, Ontario, Canada, a 40,435 square foot administrative facility in Beijing, China and a 124,400 square foot administrative and assembly facility in Telford, the United Kingdom, which we own. In the United States, we operate 20 principal facilities with a total area of approximately 1.6 million square feet of space. Leases for our current facilities expire between January 2008 and February 2014. Our principal distribution facilities are located in Keasbey, New Jersey, Memphis, Tennessee, Chicago, Illinois and Guelph, Ontario. We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current operating needs.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of November 30, 2007:

Name	Age	Position
Robert Huang	62	President, Chief Executive Officer and Director
Peter Larocque	46	President, U.S. Distribution
Jim Estill	50	President and Chief Executive Officer, SYNNEX Canada Limited
Dennis Polk	41	Chief Operating Officer
Thomas Alsborg	45	Chief Financial Officer
Simon Leung	42	General Counsel and Corporate Secretary

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

Dennis Polk is our Chief Operating Officer and served in this capacity since July 2006 and previously served as Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University and is a Certified Public Accountant.

Thomas Alsborg is our Chief Financial Officer. He joined us in March 2007. Prior to SYNNEX, Mr. Alsborg was with Solectron Corporation where he served in various accounting and finance capacities over his ten-year tenure including Vice President and Chief Financial Officer of Solectron Global Services, Vice President of Finance and Vice President, Investor Relations. Prior to Solectron, Mr. Alsborg was with McDonald’s Corporation and a CPA with Ernst & Young LLP. Mr. Alsborg received a Bachelor of Science degree in Accounting from the Oral Roberts University, a Master in Business Administration, Finance and International Business from Santa Clara University and is a Certified Public Accountant.

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

Our common stock, par value $0.001, is traded on the NYSE under the symbol “SNX.” The following table sets forth the range of high and low sales prices for our common stock for each of the periods listed, as reported by the NYSE.

	Price Range of Common Stock
	Low	High
Fiscal 2006
First Quarter	$15.11	$19.09
Second Quarter	$16.90	$19.76
Third Quarter	$16.20	$23.00
Fourth Quarter	$20.94	$23.87

Fiscal 2007
First Quarter	$18.83	$23.25
Second Quarter	$17.74	$22.25
Third Quarter	$19.44	$21.53
Fourth Quarter	$19.66	$23.00

As of February 1, 2008, our common stock was held by 514 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities place restrictions on our ability to pay dividends.

Stock Price Performance Graph

The stock price performance graph below, which assumes a $100 investment on November 25, 2003, compares our cumulative total shareowner return, the NYSE Composite Index and the Standard Industrial Classification, or SIC, Code Index (SIC Code 5045—Computer and Computer Peripheral Equipment and Software) for the period beginning November 25, 2003 through November 30, 2007. The closing price per share of our common stock was $20.66 on November 30, 2007. No cash dividends have been declared on our common stock since the initial public offering. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ending
	11/25/2003	11/28/2003	11/30/2004	11/30/2005	11/30/2006	11/30/2007
SYNNEX Corporation	100.00	100.35	150.70	110.21	159.93	145.49
Computers & Peripheral Equipment	100.00	100.00	121.62	112.58	129.92	119.18
NYSE Market Index	100.00	100.00	114.68	127.65	148.46	163.39

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the consolidated financial statements and related notes included in Item 8 of this Report. The selected consolidated statements of operations and cash flow data presented below for the fiscal years ended November 30, 2007, 2006 and 2005 and the consolidated balance sheet data as of November 30, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statements of operations and other data for the fiscal years ended November 30, 2004 and 2003 and the consolidated balance sheet data as of November 30, 2005, 2004 and 2003 have been derived from our consolidated financial statements that are not included in this Report. The consolidated statements of operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 5 to our consolidated financial statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$7,004,120	$6,343,514	$5,640,769	$5,150,447	$3,944,886
Cost of revenue	(6,648,738)	(6,058,155)	(5,402,211)	(4,935,075)	(3,766,518)

Gross profit	355,382	285,359	238,558	215,372	178,368
Selling, general and administrative expenses	(243,235)	(189,117)	(159,621)	(137,712)	(121,352)

Income from continuing operations before non-operating items and income taxes	112,147	96,242	78,937	77,660	57,016
Interest expense and finance charges, net	(14,874)	(16,659)	(17,036)	(7,959)	(7,007)
Other income (expense), net	1,393	570	1,559	(900)	(3,478)

Income from operations before income taxes and minority interest	98,666	80,153	63,460	68,801	46,531
Provision for income taxes	(35,167)	(28,320)	(23,912)	(23,091)	(17,090)
Minority interest in a subsidiary	(372)	(448)	58	376	267

Income from continuing operations	63,127	51,385	39,606	46,086	29,708
Income from discontinued operations, net of tax	—	—	511	479	288
Gain on sale of discontinued operations, net of tax	—	—	12,708	—	—

Net income	$63,127	$51,385	$52,825	$46,565	$29,996

Net income per common share, basic:
Income from continuing operations	$2.04	$1.73	$1.39	$1.73	$1.34
Discontinued operations	—	—	0.46	0.01	0.02

Net income per common share, basic:	$2.04	$1.73	$1.85	$1.74	$1.36

Net income per common share, diluted:
Income from continuing operations	$1.93	$1.61	$1.27	$1.53	$1.21
Discontinued operations	—	—	0.43	0.02	0.01

Net income per common share, diluted:	$1.93	$1.61	$1.70	$1.55	$1.22

	November 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$42,875	$27,881	$13,636	$28,726	$22,079
Working capital	419,708	416,865	350,529	316,935	217,397
Total assets	1,887,103	1,382,734	1,082,488	999,697	789,928
Current borrowings under term loans and lines of credit	351,142	50,834	28,548	74,996	69,464
Long-term borrowings	37,537	47,967	1,153	13,074	8,134
Total stockholder’s equity	604,554	511,546	437,225	369,656	252,814

	Fiscal Years Ended November 30,
	2007	2006	2005	2004	2003
	(in thousands)
Other Data:
Depreciation and amortization	$15,765	$9,781	$8,778	$7,845	$7,412

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our services, economic and industry trends, thefts at our warehouses, gross margin, selling, general and administrative expense, our estimates regarding our capital requirements and our needs for additional financing, concentration of products and customers, expenses related to the expansion of our operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, critical accounting policy effects, impact of new accounting pronouncements, use of our working capital, and statements regarding our securitization program and sources of revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry and fluctuations in general economic condition and the risks set forth above under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 Corporation and a leading business process services company, serving resellers and original equipment manufacturers, or OEMs, in multiple regions around the world. We provide services in IT distribution, supply chain management, contract assembly and business process outsourcing, or BPO. Our BPO services solutions include: demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We bring synergy to our customers’ business process services requirements. By bringing supply chain management, contract assembly and distribution expertise together under one service provider, the result is high quality products built at a lower cost with industry-leading components and delivered on time. Our business model is flexible and modular to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We combine our core strengths in demand generation, IT distribution, supply chain management, and contract assembly to provide our customers greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute approximately 15,000 (as measured by active SKUs) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers throughout the United States, Canada and Mexico. We employ over 6,000 employees worldwide and operate in the United States, Canada, China, Mexico, the Philippines and the United Kingdom. From a geographic perspective, approximately 97% of our total revenue was from North America for the fiscal year ended November 30, 2007.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as HP, Panasonic, IBM, Intel and Lenovo and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Our largest OEM supplier, HP, accounted for approximately 28% of our total revenue for the fiscal year ended November 30, 2007.

The IT distribution and contract assembly industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. As well, the market for IT products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.

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

Revenue and Cost of Revenue

We derive our revenue primarily through the distribution of IT systems, peripherals, system components, software, networking equipment, assembly services and business process outsourcing services, or BPO. We recognize revenue generally as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of the resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. We review and adjust these provisions periodically. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

We provide our BPO services to our customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. Our agreements are usually short-term, subject to earlier termination by our customers or us for any reason, typically with 30 to 90 days notice.

None of our customers accounted for more than 10% of our total revenue in fiscal 2007, 2006 or 2005. Approximately 28%, 25%, and 28% of our total revenue in fiscal 2007, 2006 and 2005, respectively, was derived from the sale of HP products.

The market for IT products is generally characterized by declining unit prices and short product life cycles. Our overall business is also highly competitive on the basis of price. We set our sales price based on the market supply and demand characteristics for each particular product and service we provide to our customers. From time to time, we also participate in the incentive and rebate programs of our OEM suppliers. These programs are important determinants of the final sales price we charge to our reseller customers. To mitigate the risk of declining prices and obsolescence of our distribution inventory, our OEM suppliers generally offer us limited price protection and return rights for products that are marked down or discontinued by them. We carefully manage our inventory to maximize the benefit to us of these supplier provided protections.

A significant portion of our cost of revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any rebates and purchase discounts received from our OEM suppliers. Cost of product distribution revenue also consists of provisions for inventory losses and write-downs, and freight expenses associated with the receipt in and shipment out of our inventory. In addition, cost of revenue includes the cost of materials, labor and overhead for our contract assembly and BPO services.

Margins

The IT product industry in which we operate is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated between 4.2% and 5.1% annually over the past three years due to changes in the mix of products and services we offer, customers we sell to, competition, seasonality, replacing less profitable business with investments in higher margin, more profitable lines such as supplies, technology solutions and consumer electronics and the general economic environment. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin has also fluctuated between 1.4% and 1.6% annually over the past three years, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our distribution and contract assembly revenue and the timing of our acquisitions and investments.

Recent Acquisitions and Divestitures

We seek to augment our services offering growth with strategic acquisitions of businesses and assets that complement and expand our business process capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers and OEM suppliers, extended the geographic reach of our operations, particularly in international markets, and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

During the fiscal year ended November 30, 2007, we completed the following acquisitions:

On February 20, 2007, we acquired all of the outstanding capital stock of Link2Support, Inc. based in Manila, Philippines for approximately $25.0 million in cash. The acquisition agreement allows for an earnout payment of an additional $5.0 million to be paid if certain milestones are met in the first year after the acquisition. As of November 30, 2007, the conditions for the earn-out have not been met. Link2Support is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The Link2Support acquisition is consistent with our strategy to broaden our business process service offerings and increases our contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $7.9 million, intangible assets was $3.1 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $14.0 million has been recognized as goodwill.

On February 27, 2007, we acquired the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. We paid a purchase price of $28.9 million in cash. PC Wholesale is an IT distributor with special focus on end-of-life and refurbished equipment that is complementary to our core distribution business. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $18.9 million, intangible assets was $2.9 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $7.1 million has been recognized as goodwill.

On April 5, 2007, we purchased approximately 86% of the equity interest in China Civilink (Cayman) for $30.0 million in cash. The acquisition agreement provides for a payment of up to $2.0 million to the then selling shareholders, if certain milestones are met at December 31, 2007. We are in the process of evaluating whether the milestones were achieved. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions, which is based in Beijing, China, provides internet services such as domain name registration and web hosting. The acquisition of HiChina Web Solutions further supports our strategy to grow our business process service offerings by providing access to an established customer base in China. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $5.2 million, intangible assets was $3.0 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $21.8 million has been recognized as goodwill.

On May 1, 2007, our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada, acquired substantially all of the assets of the Redmond Group of Companies, or RGC, including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased assets, net of assumed debt of $11.9 million, was approximately $29.3 million in cash and transaction cost of $0.2 million. Of this amount, approximately $3.1 million is payable subject to confirmation of net tangible assets acquired, primarily related to accounts receivable and inventory. The acquisition agreement allows for an additional $0.4 million to be paid if certain milestones are met in the first 13 months following the closing date. The acquisition of RGC further supports SYNNEX Canada’s expansion in its consumer electronics distribution. The RGC business has been fully integrated within SYNNEX Canada. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $11.9 million and the remainder of the purchase price over the fair value of identifiable assets acquired of $17.4 million has been recognized as goodwill. At the time of the acquisition of RGC, we determined that this was not a significant acquisition. However, upon further review, we determined that it was a significant acquisition, and accordingly, a Form 8-K reporting for the RGC acquisition was filed.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of RGC had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustment for additional finance charges related to the financing of the purchase consideration of the acquisition. The pro forma results may not reflect the future performance as we are integrating the business with our current operations.

	Pro forma Basis for Fiscal Year Ended
	November 30, 2007	November 30, 2006
	(in thousands)
Revenue	$7,050,925	$6,592,621
Net Income (1)	$59,091	$29,382

Earnings Per Share:
Basic	$1.91	$0.99
Diluted	$1.81	$0.92

(1)	Net income for the fiscal year ended November 30, 2006 includes an impairment loss on goodwill and intangible assets of $16.5 million prior to our acquisition of RGC.

The above acquisitions, excluding RGC individually and in the aggregate did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of SFAS No. 141, “Business Combinations.” The consolidated financial statements include the operating results of each business from the date of acquisition. The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. We are continuing to evaluate the allocation of purchase price to net tangible and identifiable intangible assets and do not expect the final allocation of purchase price to have a material impact on the Company’s financial position, results of operations, or cash flows.

Building Acquisition

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Canada. The facility is six hundred and twenty thousand square feet. The total purchase price for this facility was approximately $12.5 million. As of fiscal year end, SYNNEX Canada has substantially completed its plan for consolidating multiple existing Ontario area facilities in Canada into this facility.

During the fiscal year ended November 30, 2006, we completed the following acquisitions:

On April 28, 2006, we acquired the assets of the Telpar distribution segment of Peak Technologies, Inc., or Telpar, for approximately $3.3 million. Telpar sold auto-ID, data capture and point of sales products and services. The Telpar business has been fully integrated within our distribution business. The aggregate purchase price was allocated to tangible assets acquired and liabilities assumed based on estimates of fair value.

On June 9, 2006, we acquired substantially all of the assets of Azerty United Canada ink, a toner distribution business of United Stationers Supply Company, or Azerty, for approximately $14.3 million. The Azerty acquisition strengthens our position in printer supplies distribution in Canada. The Azerty business has been fully integrated within our Canadian operations. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $1.3 million has been recognized as goodwill and $114,000 has been recognized as intangible assets.

On September 14, 2006, our wholly owned subsidiary, BSA Sales, LLC, or BSA Sales, acquired all of the outstanding capital stock of Concentrix Corporation or Concentrix based in Rochester, New York for approximately $8.0 million. Concentrix is an integrated marketing company that provides call center, database analysis, and print on demand services to customers in the transportation, publishing, banking, healthcare and technology industries. Concentrix’s business strategy complements and expands our resources and capabilities of our demand generation business. The acquisition agreement allowed for an earn out payment of $2.5 million to be paid if certain milestones were met in the first 120 days after the acquisition. The defined milestones were not achieved and no earn out payment was paid on this transaction. We have accounted for the acquisition of capital stock as a purchase and accordingly the excess of the purchase price over the fair value of identifiable net assets acquired of $4.2 million has been recognized as goodwill and $3.8 million has been recognized as intangible assets. The valuation of the identifiable intangible assets acquired was based on management’s estimates using a valuation report prepared by an independent third party. The Concentrix and BSA Sales operations have been merged under the name of Concentrix Corporation effective December 1, 2006.

Restructuring Charges

In fiscal 2005, we announced a restructuring program, which impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. All terminations were completed by May 31, 2005. In fiscal 2005, we closed the facility in Markham, Ontario. This restructuring resulted in a total expense of $2.5 million, which consisted of employee termination benefits of $0.7 million, estimated facilities exit expenses of $1.7 million and other expenses in the amount of $0.1 million. All charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

In fiscal 2007, in connection with the acquisition of RGC we announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, are intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. During fiscal 2007 we accrued $2.4 million in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” These charges are primarily associated with facilities consolidation of $1.1 million, workforce reductions of $0.7 million and contract termination costs of $0.6 million. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

In fiscal 2007, we recorded $2.7 million for the restructuring, impairment and consolidation of our Canadian operations as a result of the acquisition of RGC and the purchase of our logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1.1 million for facilities consolidation, $0.5 million for workforce reductions, and $0.3 million for other costs. All charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The majority of all non-continuing employees’ terminations were completed by the end of November 30, 2007.

In conjunction with the above restructuring, we recorded an impairment loss of $0.8 million for a property located in Ontario, Canada which is held for sale based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2.1 million at November 30, 2007.

Economic and Industry Trends

Our revenue is highly dependent on the end-market demand for IT products. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT distribution industry and increased price based competition. The BPO industry is extremely competitive. The customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services.

Seasonality

Our operating results are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.

Deferred Compensation Plan

We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on unpaid amounts. Interest expense on the deferred amounts is classified in “Interest expense and finance charges, net” on our consolidated statement of operations. The plan allows for the participants to direct investments of deferred amounts in equity securities and other investments. The equity securities are classified as trading securities. The gains (losses) on the deferred compensation equity securities are recorded in “Other income (expense), net” and an equal amount is charged (or credited if losses) to “Selling, general and administrative expenses” relating to compensation amounts which are payable to the plan participants. Deferred compensation expense was $0.4 million, $1.1 million and $1.6 million in fiscal 2007, 2006 and 2005, respectively.

Critical Accounting Policies and Estimates

The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including those that relate to accounts receivable, vendor programs, inventories, goodwill and intangible assets, share-based compensation, income taxes, and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue generally as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of the resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by us. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

We purchase licensed software products from original OEM vendors and distribute them to customers. Revenue is recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured. Subsequent to the sale of software products, we generally have no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

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

We provide our BPO services to clients under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. Revenue is generally recognized over the terms and duration of the contract if the service has already been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.

Allowance for Doubtful Accounts. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make payments for outstanding balances. In estimating the required allowance, we take into consideration the overall quality and aging of the accounts receivable, credit evaluations of customers’ financial condition and existence of credit insurance. We also evaluate the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and value and adequacy of collateral received from customers.

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

Income Taxes. As part of the process of preparing our consolidated financial statements, we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses, for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Fiscal Years Ended November 30,
	2007	2006	2005
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(94.93)	(95.50)	(95.77)

Gross profit	5.07	4.50	4.23
Selling, general and administrative expenses	(3.47)	(2.98)	(2.83)

Income from continuing operations before non-operating items and income taxes	1.60	1.52	1.40
Interest expense and finance charges, net	(0.21)	(0.26)	(0.30)
Other income, net	0.02	0.01	0.03

Income from operations before income taxes and minority interest	1.41	1.27	1.13
Provision for income taxes	(0.50)	(0.45)	(0.43)
Minority interest in a subsidiary	(0.01)	(0.01)	—

Income from continuing operations	0.90	0.81	0.70
Income from discontinued operations, net of tax	—	—	0.01
Gain on sale of discontinued operations, net of tax	—	—	0.23

Net income	0.90%	0.81%	0.94%

Fiscal Years Ended November 30, 2007, 2006 and 2005

Revenue.

	Year Ended November 30,			Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands)	(in thousands)	(in thousands)
Revenue	$7,004,120	$6,343,514	$5,640,769	10.4%	12.5%

The increase in our revenue year over year was primarily attributable to continued growth in our business in the United States and Canada, overall increased demand for our products and services, increased selling and marketing efforts and the contribution from our acquisitions made during fiscal years 2007 and 2006.

The fiscal 2006 increase in revenue from fiscal 2005 is due to our focus on our enterprise solutions and consumer electronics divisions, partially offset by a decline in revenue from our contract assembly services.

These increases were somewhat mitigated by continued significant competition in the IT distribution marketplace, vendor direct sales models, and our desire to focus on operating income growth before revenue growth.

Gross Profit.

	Year Ended November 30,			Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands)	(in thousands)	(in thousands)
Gross profit	$355,382	$285,359	$238,558	24.5%	19.6%
Percentage of revenue	5.07%	4.50%	4.23%	12.7%	6.4%

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of products and services we sell, the mix of customers to whom we sell, our sources of revenue by division, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, fluctuations in revenue and overhead costs of our contract assembly and BPO services.

The increase in gross profit as a percentage of revenue in fiscal 2007 over fiscal 2006 and 2005, respectively, was mainly due to the continued focus on improving all aspects of gross profit within our business, customer and product mix, gross margin contributions from our acquisitions over the past year, and our increased value-added service offerings.

Selling, General and Administrative Expenses.

	Year Ended November 30,			Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands)	(in thousands)	(in thousands)
Selling, general and administrative expenses	$243,235	$189,117	$159,621	28.6%	18.5%
Percentage of revenue	3.47%	2.98%	2.83%	16.4%	5.3%

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

Selling, general and administrative expenses increased in fiscal 2007, both on a dollar basis as well as percentage of revenue due to additional expense incurred from our recent acquisitions, the costs to integrate these acquisitions into our business, the duplicative costs of operating multiple overlapping facilities in Canada during consolidation of these facilities, restructuring charges of $2.7 million in connection with the acquisition of RGC and increased share-based compensation expenses.

Selling, general and administrative expenses increased in fiscal 2006 from the prior year both on a dollar basis as well as percentage of revenue, primarily as a result of incremental expenses associated with our increased revenue, an increase in headcount for new and existing business initiatives, share-based compensation expense and additional expenses associated with our acquisitions and integration of Telpar, Azerty and Concentrix. These increases were partially offset by a $2.5 million restructuring charge that was incurred in fiscal 2005.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest.

	Year Ended November 30,			Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands)	(in thousands)	(in thousands)
Income from continuing operations before non-operating items and income taxes	$112,147	$96,242	$78,937	16.5%	21.9%
Percentage of revenue	1.60%	1.52%	1.40%	5.54%	8.42%

Our income from operations before non operating items, income taxes and minority interest as a percentage of revenue increased to 1.60% in fiscal 2007 from 1.52% and 1.40% in fiscal 2006 and 2005, respectively, primarily due to the increase in revenue as well as the increase in gross margin slightly offset by increases in selling, general and administrative expenses.

Interest Expense and Finance Charges, Net.

	Year Ended November 30,			Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands)	(in thousands)	(in thousands)
Interest expense and finance charges, net	$14,874	$16,659	$17,036	(10.7)%	(2.2)%

Amounts recorded in interest expense and finance charges, net, are primarily due to interest expense paid on our lines of credit, other debt, fees associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facility, offset by income earned on our excess cash investments and financing income from our Mexico operation.

The decrease in interest expense and finance charges, net, in fiscal 2007 from fiscal 2006 and 2005, was due to long-term project business we engaged in with one of our customers in Mexico. The primary return from this business is interest income resulting from long-term financing of computer hardware sold to our customer and is reflected in our net financing cost for the year. This income amount was partially offset by an increase in finance charges and interest expenses due to an overall higher interest rate environment, higher borrowings due to increased business and increased long-term debt due to the long-term project in Mexico.

Other Income, Net.

	Year Ended November 30,			Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(in thousands)	(in thousands)	(in thousands)
Other income, net	$1,393	$570	$1,559	144.4%	(63.4)%

Amounts recorded in other income, net, include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in other income, net in fiscal 2007 from fiscal 2006 is due to net foreign exchange gains of $0.5 million in 2007 compared to a $0.4 million loss in 2006.

The decrease in other income, net, in fiscal 2006 as compared to fiscal 2005, was primarily due to a decrease in marketable securities income of $0.5 million and foreign exchange loss of $0.4 million.

Provision for Income Taxes.

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

Our effective tax rate was 35.6% in fiscal 2007 as compared with an effective tax rate of 35.3% in fiscal 2006. The effective tax rate in fiscal 2007 was slightly higher than in fiscal 2006, primarily due to usage of all net operating loss carry forwards at our Mexico operation and profit mix from various geographies offset by a $1.1 million one time tax credit resulting from conclusion of a Canadian tax audit.

Our effective tax rate was 35.3% in fiscal 2006 as compared with effective tax rate of 37.7% in fiscal 2005. The effective tax rate in fiscal 2006 was lower than fiscal 2005, primarily due to higher profit in lower tax jurisdictions and the utilization of previously unrecognized net operating loss carry forwards at our Mexico operation due to its profitability in fiscal 2006.

Minority Interest.

On April 5, 2007, we acquired a controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions. Minority interest is the portion of earnings from operations from HiChina Web Solutions, attributable to others.

Minority interest in fiscal 2006 and 2005, respectively, was the portion of earnings from operations from our subsidiary in Mexico attributable to others. In November 2006, we purchased the remaining interest in our Mexico operation from our minority shareholders.

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

Net cash used in operating activities was $152.7 million in fiscal 2007. Cash used in operating activities in fiscal 2007 was primarily attributable to the net increase in accounts receivable of $321.9 million, a decrease in deferred liabilities of $29.6 million and an decrease in payable to affiliates of $22.5 million offset by an increase in accounts payables of $71.4 million, a decrease in other assets of $38.3 million, depreciation and amortization of $15.8 million, and net income of $63.1 million.

The increase in accounts receivable of $321.9 million is primarily due to a change in terms in our U.S. securitization arrangement during the first quarter of fiscal 2007 which resulted in accounts receivable transacted in our U.S. securitization arrangement being classified as on-balance sheet transactions versus the prior quarter when they were classified as off-balance sheet.

Net cash used in operating activities was $5.9 million in fiscal 2006. Cash used in operating activities in fiscal 2006 was primarily attributable to the net increase in other assets of $150.9 million, increase in inventories of $92.4 million offset by increase in deferred liabilities of $118.9 million, net income of $51.4 million, depreciation and amortization of $9.8 million, share-based compensation of $3.7 million and excess tax benefits from stock options of $0.9 million. The increase in deferred liabilities and assets was a result of our multi year contract from our Mexico contract from our Mexico operation.

Prior to adopting SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as cash flows from operating activities in the consolidated statement of cash flows. SFAS No. 123(R), requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. As a result of adopting SFAS No. 123(R), $2.1 million and $6.0 million of excess of tax benefits for the years ended November 30, 2007 and 2006, respectively, have been reported as a cash inflow from financing activities.

Net cash provided by operating activities was $11.2 million in fiscal 2005. Cash provided by operating activities in fiscal 2005 was primarily attributable to net income of $52.8 million and depreciation and amortization of $8.8 million, increases in accounts payable and payables to affiliates of $69.0 million offset by increase in inventories of $102.0 million.

The classification of the cash flows for the purchase and proceeds from the sale of short-term investments deemed as trading securities has been corrected to present the cash flows as operating activity versus investing activity for the fiscal years ended November 30, 2006 and 2005, respectively. A total of $15.3 million for purchases of trading securities and $28.4 million from the sale of trading securities were shown as cash flows from investing activity for the fiscal year ended November 30, 2006. A total of $1.9 million for purchases of trading securities and $5.8 million from the sale of trading securities were shown as cash flows from investing activity for the fiscal year ended November 30, 2005. We have concluded that the correction was not material to the financial statements in prior periods and to the interim financial statements based on SEC Staff Accounting Bulletin: No. 99-Materiality.

Net cash used in investing activities was $136.6 million in fiscal 2007, $37.4 million in fiscal 2006 and $11.6 million in fiscal 2005. Cash used in investing activities in fiscal 2007 was primarily due to the acquisition of Link2Support, PC Wholesale, HiChina Web Solutions and RGC for $106.8 million in total, capital expenditures of $22.8 million and increase in restricted cash of $4.1 million. Cash used in investing activities in fiscal 2006 was primarily for the acquisition of Azerty, Telpar and Concentrix for $21.3 million in total, capital expenditures of $7.9 million and increase in restricted cash of $8.1 million. The use of cash in fiscal 2005 was primarily the result of a $3.0 million investment in Microland, the final payments for the acquisitions of EMJ and BSA Sales, Inc. of $4.8 million and capital expenditures of $5.9 million, partially offset by a decrease in restricted cash of $2.0 million.

Net cash provided by financing activities was $309.3 million in fiscal 2007, and was primarily related to net proceeds from securitization arrangements, bank loans and our revolving line of credit of $286.1 million, bank overdraft of $14.7 million and proceeds from issuance of common stock of $6.3 million. Net cash provided by financing activities was $58.6 million in fiscal 2006 and was a result of net proceeds from bank loans and lines of credit of $61.7 million, primarily associated with borrowings for our Mexico operation, proceeds from issuances of common stock of $11.2 million and a tax benefit of $6.0 million due to the adoption of SFAS No. 123(R), offset by a cash overdraft of $20.3 million. Net cash used in financing activities of $13.6 million in fiscal 2005 was primarily due to the net repayment of borrowings under our credit facilities of $43.6 million, offset by cash overdraft of $22.1 million and proceeds from issuance of common stock of $9.0 million.

Capital Resources

Our cash and cash equivalents totaled $42.9 million and $27.9 million at November 30, 2007 and 2006, respectively. We will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

Off Balance Sheet Arrangements

We have a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada, or Canadian Arrangement, which provides for the sale of U.S. and Canadian trade accounts receivable or Canadian Receivables to a financial institution. SYNNEX Canada amended its one-year revolving Canadian Arrangement on April 30, 2007, to increase its availability to sell a maximum of C$125.0 million of Canadian Receivables from the previous level of C$100.0 million. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.45% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In connection with this Canadian Arrangement, we issued a guarantee of SYNNEX Canada’s performance under the Canadian Arrangement. The amount of our accounts receivable sold to and held by the financial institutions under our Canadian Arrangement totaled $115.9 million and $70.8 million as of November 30, 2007 and 2006, respectively.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $206.1 million as of November 30, 2007 and $148.1 million as of November 30, 2006. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program or the U.S. Arrangement. We amended our original U.S. Arrangement on February 12, 2007, to increase our ability to sell up to a maximum of $350.0 million in U.S. trade account receivables, or U.S. Receivables, from the previous level of $275.0 million, based upon eligible trade receivables. We extended the maturity date of the U.S. Arrangement from August 2008 to February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. Prior to amending the U.S. Arrangement in February 2007, we recorded the previous U.S. Arrangement as an off-balance sheet transaction because we funded our advances by selling undivided ownership interests in the accounts receivable. The amended U.S. Arrangement requires us to account for this transaction as an on-balance sheet transaction because we fund our borrowings by pledging all of our rights, title and interest in and to the U.S. Receivables as security. The balance outstanding and pledged on the U.S. Arrangement as of November 30, 2007 was $299.9 million.

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

We amended our senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions, in February 2007. The Revolver is secured by our inventory and other assets and expires in 2011. The Revolver’s maximum commitment was amended from $45.0 million to $100.0 million. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% at our option. The borrowings outstanding under the Revolver were $10.9 million at November 30, 2007 and $27.1 million at November 30, 2006.

SYNNEX Canada amended its established revolving line of credit arrangement on April 30, 2007 to increase its credit limit from C$20.0 million to C$30.0 million. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate. The balance outstanding as of November 30, 2007 was $17.5 million and as of November 30, 2006, there was no balance outstanding. In connection with this revolving credit facility, we issued a guarantee of SYNNEX Canada’s obligations.

SYNNEX Canada obtained a credit facility with HSBC Bank Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days on September 6, 2007. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility can be used for the issuance of a letter of guarantee up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letter of credits or letter of guarantee.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The amounts outstanding, under the Term Loan as of November 30, 2007 and 2006 were $47.9 million and $70.4 million, respectively. The Term Loan contains customary financial covenants. In connection with this Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $13.4 million and $10.8 million at November 30, 2007 and 2006, respectively. At November 30, 2007 and 2006, we had borrowings of $0.2 million and $0.1 million, respectively, outstanding under these facilities. We also have various term loans, short-term borrowings and mortgages with financial institutions totaling approximately $12.4 million and $1.2 million at November 30, 2007 and 2006, respectively. The expiration dates of these facilities range from 2008 to 2017. Future principal payments due under these term loans and mortgages, and payments due under our operating lease arrangements after November 30, 2007 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Contractual Obligations
Principal debt payments	$388,679	$351,142	$27,604	$1,335	$8,598
Interest on debt	8,915	3,995	2,300	989	1,631
Non-cancelable operating leases	82,089	15,634	29,576	27,672	9,207

Total	$479,683	$370,771	$59,480	$29,996	$19,436

We are in compliance with all material covenants or other requirements set forth in our accounts receivable financing programs related to the U.S. and Canadian Arrangements discussed above.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and will be applicable to us in the first quarter of fiscal 2008. We are currently evaluating the effect of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We are currently evaluating the effect of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. We are currently evaluating whether we will elect to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the British pound, Canadian dollar, Philippine peso and Mexican peso. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values in our outstanding derivative instruments at November 30, 2007 and 2006 that are sensitive to the changes in foreign currency exchange rates. The modeling technique used measures the change in fair values arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands). Although we do not apply hedge accounting to our forward contracts, our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2007	$(12,992)	$(8,185)	$(3,880)	$2,330	$3,519	$6,728	$9,670
Forward contracts at November 30, 2006	$(6,369)	$(4,003)	$(1,892)	$363	$1,706	$3,250	$4,654

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

A 150 basis points increase or decrease in rates at November 30, 2007 would not result in any material change in the fair value of our obligation. The following tables present the hypothetical interest expense related to our outstanding borrowings for the years ended November 30, 2007 and 2006 that are sensitive to changes in interest rates. The modeling technique used measures the interest expense arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% for the years ended November 30, 2007 and 2006 (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX U.S.	$14,892	$15,768	$16,644	$17,520	$18,396	$19,272	$20,148
SYNNEX Mexico	3,798	4,021	4,245	4,468	4,692	4,915	5,138
SYNNEX Canada	933	988	1,043	1,098	1,153	1,207	1,262
SYNNEX UK	9	10	10	11	11	12	12

Total for the year ended November 30, 2007	$19,632	$20,787	$21,942	$23,097	$24,252	$25,406	$26,560

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX U.S	$3,554	$3,763	$3,972	$4,181	$4,390	$4,599	$4,808
SYNNEX Mexico	5,588	5,917	6,245	6,574	6,903	7,231	7,560
SYNNEX Canada	75	79	84	88	93	97	101
SYNNEX UK	5	5	5	5	6	6	6

Total for the year ended November 30, 2006	$9,222	$9,764	$10,306	$10,848	$11,392	$11,933	$12,475

Equity Price Risk

The equity price risk associated with our marketable equity securities at November 30, 2007 and 2006 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of SYNNEX Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SYNNEX Corporation and its subsidiaries at November 30, 2007 and November 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Link2Support, Inc. and China Civilink (Cayman) from its assessment of internal control over financial reporting as of November 30, 2007 because they were acquired by the Company in a purchase business combination during 2007. We have also excluded Link2Support, Inc. and China Civilink (Cayman) from our audit of internal control over financial reporting. Link2Support, Inc. and China Civilink (Cayman) are subsidiaries whose total assets and total revenues represent 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 30, 2007.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

February 11, 2008

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	November 30, 2007	November 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$42,875	$27,881
Short-term investments	17,257	13,271
Accounts receivable, net	729,797	363,437
Receivable from vendors, net	96,035	95,080
Receivable from affiliates	9,790	1,855
Inventories	642,524	594,642
Deferred income taxes	18,612	17,994
Current deferred assets	14,478	13,990
Other current assets	16,859	9,887

Total current assets	1,588,227	1,138,037
Property and equipment, net	59,440	36,698
Goodwill	96,350	30,144
Intangible assets, net	21,590	18,444
Deferred income taxes	5,416	6,716
Long-term deferred assets	97,171	139,111
Other assets	18,909	13,584

Total assets	$1,887,103	$1,382,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$351,142	$50,834
Accounts payable	588,801	462,480
Payable to affiliates	67,334	89,831
Accrued liabilities	120,617	81,818
Current deferred liabilities	35,522	29,516
Income taxes payable	5,103	6,693

Total current liabilities	1,168,519	721,172
Long-term borrowings	37,537	47,967
Long-term liabilities	14,533	10,131
Long-term deferred liabilities	60,565	90,686
Deferred income taxes	437	1,232

Total liabilities	1,281,591	871,188

Minority interest in a subsidiary	958	—

Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 31,328 and 30,477 shares issued and outstanding	31	30
Additional paid-in capital	196,128	181,188
Accumulated other comprehensive income	28,939	13,999
Retained earnings	379,456	316,329

Total stockholders’ equity	604,554	511,546

Total liabilities and stockholders’ equity	$1,887,103	$1,382,734

The accompanying Notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Fiscal Year Ended November 30,
	2007	2006	2005
Revenue	$7,004,120	$6,343,514	$5,640,769
Cost of revenue	(6,648,738)	(6,058,155)	(5,402,211)

Gross profit	355,382	285,359	238,558
Selling, general and administrative expenses	(243,235)	(189,117)	(159,621)

Income from continuing operations before non-operating items, income taxes and minority interest	112,147	96,242	78,937
Interest expense and finance charges, net	(14,874)	(16,659)	(17,036)
Other income, net	1,393	570	1,559

Income from continuing operations before income taxes and minority interest	98,666	80,153	63,460
Provision for income taxes	(35,167)	(28,320)	(23,912)
Minority interest in a subsidiary	(372)	(448)	58

Income from continuing operations	63,127	51,385	39,606
Income from discontinued operations, net of tax	—	—	511
Gain on sale of discontinued operations, net of tax	—	—	12,708

Net income	$63,127	$51,385	$52,825

Earnings per share:
Basic
Income from continuing operations	$2.04	$1.73	$1.39
Discontinued operations	—	—	0.46

Net income per common share—basic	$2.04	$1.73	$1.85

Diluted
Income from continuing operations	$1.93	$1.61	$1.27
Discontinued operations	—	—	0.43

Net income per common share—diluted	$1.93	$1.61	$1.70

Weighted-average common shares outstanding—basic	30,942	29,700	28,555

Weighted-average common shares outstanding—diluted	32,674	32,014	31,131

The accompanying Notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (in thousands)

	Common Stock		Additional Paid-In Capital	Unearned Share- based Compen- sation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balances, November 30, 2004	27,727	$28	$145,423	$—	$12,086	$212,119	$369,656
Amortization of unearned share-based compensation	—	—	—	28	—	—	28
Tax benefits from exercise of non-qualified employee stock options	—	—	5,090	—	—	—	5,090
Issuance of common stock on exercise of options and restricted stock	1,066	1	8,641	(1,672)	—	—	6,970
Issuance of common stock for employee stock purchase plan	155	—	2,041	—	—	—	2,041
Change in unrealized gains on available-for-sale securities	—	—	—	—	135	—	135	$135
Foreign currency translation adjustment	—	—	—	—	480	—	480	480
Net income	—	—	—	—	—	52,825	52,825	52,825

Balances, November 30, 2005	28,948	29	161,195	(1,644)	12,701	264,944	437,225	$53,440

Share-based compensation	—	—	3,710	—	—	—	3,710
Tax benefits from exercise of non-qualified stock options	—	—	6,932	—	—	—	6,932
Issuance of common stock on exercise of options and restricted stock	1,475	1	10,121	—	—	—	10,122
Issuance of common stock for employee stock purchase plan	54	—	874	—	—	—	874
Reclassification upon adoption of SFAS No. 123(R)	—	—	(1,644)	1,644	—	—	—
Foreign currency translation adjustment	—	—	—	—	1,298	—	1,298	$1,298
Net income	—	—	—	—	—	51,385	51,385	51,385

Balances, November 30, 2006	30,477	30	181,188	—	13,999	316,329	511,546	$52,683

Share-based compensation	—	—	5,281	—	—	—	5,281
Tax benefits from exercise of non-qualified stock options	—	—	2,310	—	—	—	2,310
Issuance of common stock on exercise of options and restricted stock	814	1	6,610	—	—	—	6,611
Issuance of common stock for employee stock purchase plan	37	—	739	—	—	—	739
Change in unrealized gains on available-for-sale securities	—	—	—	—	245	—	245	$245
Foreign currency translation adjustment	—	—	—	—	14,695	—	14,695	14,695
Net income	—	—	—	—	—	63,127	63,127	63,127

Balances, November 30, 2007	31,328	$31	$196,128	$—	$28,939	$379,456	$604,554	$78,067

The accompanying Notes are an integral part of these consolidated financial statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended November 30,
	2007	2006	2005
Cash flows from operating activities:		(Note 3)	(Note 3)
Net income	$63,127	$51,385	$52,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	9,187	5,462	4,809
Amortization of intangible assets	6,578	4,319	3,941
Share-based compensation	5,281	3,710	28
Provision for doubtful accounts	7,491	9,081	7,083
Tax benefits from employee stock plans	2,310	6,932	5,090
Excess tax benefit from share-based compensation	(2,145)	(6,016)	—
Purchases of trading securities	(6,015)	(15,300)	(1,927)
Proceeds from sale of trading securities	5,805	28,367	5,805
Unrealized gain on trading securities	(180)	(672)	(1,333)
Realized (gain) loss on investments	(559)	2,329	(265)
Loss (gain) on disposal of fixed assets	(17)	36	947
Loss on impairment of fixed assets	828	—	—
Stock received from sale of business	—	—	(20,406)
Unrealized gain on short-term investments	—	—	(3,037)
Minority interest in a subsidiary	372	448	(58)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(321,941)	(14,979)	(1,645)
Receivable from vendors	864	(12,348)	(13,903)
Receivable from affiliates	(7,934)	3,323	(3,209)
Inventories	1,857	(92,403)	(101,973)
Other assets	38,305	(150,924)	(3,370)
Payable to affiliates	(22,497)	3,966	16,894
Accounts payable	71,376	35,281	51,899
Accrued liabilities	24,868	13,260	12,957
Deferred liabilities	(29,624)	118,871	—

Net cash provided by (used in) operating activities	(152,663)	(5,872)	11,152

Cash flows from investing activities:
Purchase of investments	(3,000)	(2,000)	—
Acquisition of businesses, net of cash acquired	(106,783)	(21,319)	(4,769)
Minority investment	—	—	(3,000)
Purchase of property and equipment	(22,781)	(7,916)	(5,874)
Decrease (increase) in restricted cash	(4,051)	(8,141)	2,020

Net cash used in investing activities	(136,615)	(37,376)	(11,623)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	1,341,844	—	1,792
Payment of revolving line of credit and securitization	(1,043,038)	(2,283)	—
Proceeds from bank loan	11,042	380,704	913,411
Payment of bank loan	(23,872)	(289,772)	(983,040)
Net (payments) proceeds under other lines of credit	77	(26,980)	30,190
Payments of bonds and other long-term liabilities	—	—	(5,917)
Excess tax benefit from share-based compensation	2,145	6,016	—
Dividend payment to minority shareholder	—	—	(1,133)
Bank overdraft	14,733	(20,271)	22,052
Proceeds from issuance of common stock	6,331	11,212	9,048

Net cash provided by (used in) financing activities	309,262	58,626	(13,597)

Effect of exchange rate changes on cash and cash equivalents	(4,990)	(1,133)	(1,022)

Net increase in cash and cash equivalents	14,994	14,245	(15,090)
Cash and cash equivalents at beginning of period	27,881	13,636	28,726

Cash and cash equivalents at end of period	$42,875	$27,881	$13,636

Supplemental disclosures of cash flow information:
Interest paid	$7,072	$5,292	$4,155

Income taxes paid	$31,254	$23,217	$24,153

The accompanying Notes are an integral part of these financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to original equipment manufacturers (“OEMs”), software publishers and reseller customers worldwide. SYNNEX’s service offering includes product distribution, logistics services, business process outsourcing and contract assembly. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, the Philippines and the United Kingdom (“UK”).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from the estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries in which no substantive participating rights are held by minority stockholders. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interest of minority investors is recorded as minority interest. Investments in 20% through 50% owned affiliated companies are included under the equity method of accounting where the Company exercises significant influence over operating and financial affairs of the investee and is not the primary beneficiary. Investments in less than 20% owned companies or investments in 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs of the investee are recorded under the cost method.

Consolidation of variable interest entity

During the second quarter of fiscal 2007, the Company acquired a majority interest in China Civilink (Cayman). China Civilink operates in China as HiChina Web solutions. HiChina provides internet and webhosting services. People’s Republic of China (“PRC”) law currently limits foreign ownership of companies that provide internet content and advertising services. To comply with these foreign ownership restrictions, the Company operates in China with PRC citizens through contractual arrangements. The Company has the ability to substantially influence the daily operations and financial affairs. As a result of these contractual arrangements, which enable the Company to control these affiliated PRC companies, the Company is the primary beneficiary of these companies. Accordingly, the Company regards these affiliated PRC companies as a variable interest entity under FASB interpretation No. 46R, “Consolidation of variable interest entities, an interpretation of ARB No. 51” (“FIN 46R”) and the Company consolidates the results, assets and liabilities of these companies in the consolidated financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Segment reporting

During fiscal 2007, the Company consolidated its two previously reportable segments (distribution and assembly services) into one reportable segment due to the integrated nature of these services. The decision was primarily based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance. The Company’s Chief Executive Officer and Chief Operating Officer have been identified as the CODM as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Restricted cash

As of November 30, 2007 and 2006, the Company had restricted cash in the amount of $12,192 and $8,141 respectively, for future payments to one of its vendors relating to a long-term project at the Company’s Mexico operation. These amounts are reported in long-term other assets.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. A portion of securities related to its deferred compensation plan are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. Realized gains and losses on available-for-sale securities, which are calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, are recorded in “Other income (expense), net” as incurred.

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

The Company has investments in equity instruments of privately held companies and investments for which there is not readily determinable fair value. These investments are included in short-term investment and other

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

assets and are accounted for under the cost method. The Company monitors its investments for impairment by considering current factors, including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

As of November 30, 2007 the Company has not recorded any significant other-than-temporary decline in value of investments.

Allowance for doubtful accounts

The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the accounts receivable, credit evaluations of customers’ financial condition and existence of credit insurance. The Company also evaluates the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and any value and adequacy of collateral received from customers.

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

Equipment and Furniture	3-7 years
Software	3-7 years
Leasehold Improvements	2-10 years
Buildings	39 years

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Intangible assets

Purchased intangible assets are amortized over the useful lives based on the estimate of the use of economic benefit of the asset or on the straight-line amortization method.

Intangible assets primarily consist of vendor lists and customer lists. Intangible assets are amortized as follows:

Vendor lists	4-10 years
Customer lists	4-8 years
Other intangible assets	3-10 years

Software costs

The Company develops its software platform for internal use only. The majority of development costs include payroll and other related costs such as costs of support, maintenance and training functions that are not subject to capitalization. The costs of software enhancements were not material for the periods presented. If internal software development costs become material, the Company will capitalize the costs based on the defined criteria for capitalization in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2007, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through November 30, 2007, such losses have been within management’s expectations.

In fiscal 2007, 2006 and 2005, sales to no single customer exceeded 10% or more of the Company’s total revenue. At November 30, 2007 and 2006, no single customer comprised more than 10% of the total consolidated accounts receivable balance. The Company’s largest OEM supplier, HP, accounted for approximately 28%, 25% and 28% of the total revenue for the fiscal years ended November 30, 2007, 2006 and 2005, respectively.

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

The Company purchases licensed software products from OEM vendors and distributes them to customers. Revenue is recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured. Subsequent to the sale of software products, the Company generally has no obligation to provide any modification, customization, upgrades, enhancements, or any other post-contract customer support.

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

The Company recognizes revenue generally for its business process outsourcing services over the terms and duration of the contract, if the service has already been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.

OEM supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue and the carrying value of inventories, as appropriate. The

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

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

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares include the dilutive effect of stock options, restricted shares and restricted stock units. The calculation of net income per common share is presented in Note 15.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and will be applicable to the Company in the first quarter of fiscal 2008. The Company is currently evaluating the effect of FIN 48 on its consolidated financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. The Company is currently assessing whether it will elect to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and the Company will adopted in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated results of operations and financial condition.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 3—CLASSIFICATION OF TRADING SECURITIES IN THE STATEMENT OF CASH FLOWS:

The classification of the cash flows for the purchase and proceeds from the sale of trading securities previously referred to as short-term investments has been corrected to present the cash flows as operating activities versus investing activities. The Company concluded that the correction was not material to its annual consolidated financial statements in prior periods based on SEC Staff Accounting Bulletin: No. 99-Materiality. The impact for the prior years is provided below:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 4—BALANCE SHEET COMPONENTS:

	November 30,
	2007	2006
Short-term investments
Trading securities	$13,115	$11,153
Available-for-sale securities	142	118
Cost investments	4,000	2,000

	$17,257	$13,271

Accounts receivable, net
Trade accounts receivable	$763,723	$394,986
Less: Allowance for doubtful accounts	(13,258)	(14,433)
Less: Allowance for sales returns	(20,668)	(17,116)

	$729,797	$363,437

Receivable from vendors, net
Receivables from vendors	$98,737	$97,694
Less: Allowance for doubtful accounts	(2,702)	(2,614)

	$96,035	$95,080

Inventories
Components	$39,712	$66,775
Finished goods	602,812	527,867

	$642,524	$594,642

Property and equipment, net
Equipment and computers	$60,856	$43,240
Furniture and fixtures	10,715	7,377
Buildings and land	53,874	34,300

	$125,445	$84,917
Less: Accumulated depreciation	(66,005)	(48,219)

	$59,440	$36,698

Allowance for doubtful trade receivables
Balance at November 30, 2004	$11,877
Additions	7,083
Write-offs and deductions	(6,272)

Balance at November 30, 2005	12,688
Additions	9,081
Write-offs and deductions	(7,336)

Balance at November 30, 2006	14,433
Additions	7,491
Write-offs and deductions	(8,666)

Balance at November 30, 2007	$13,258

Allowance for doubtful vendor receivables
Balance at November 30, 2004	$4,095
Additions	897
Write-offs and deductions	(2,266)

Balance at November 30, 2005	2,726
Additions	1,548
Write-offs and deductions	(1,660)

Balance at November 30, 2006	2,614
Additions	4,481
Write-offs and deductions	(4,393)

Balance at November 30, 2007	$2,702

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Goodwill:

	November 30, 2006	Additions	Translation	November 30, 2007
Goodwill	$30,144	$59,564	$6,642	$96,350

Intangible assets, net:

	November 30,
	2007			2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$22,062	$(18,458)	$3,604	$22,062	$(16,307)	$5,755
Customer lists	25,108	(8,677)	16,431	15,141	(4,738)	10,403
Other intangible assets	3,443	(1,888)	1,555	3,259	(973)	2,286

	$50,613	$(29,023)	$21,590	$40,462	$(22,018)	$18,444

Amortization expense was $6,578, $4,319 and $3,941 for the years ended November 30, 2007, 2006 and 2005, respectively. Goodwill and intangible assets increased as of November 30, 2007 compared to November 30, 2006 due to the acquisitions of Link2Support, PC Wholesale, HiChina Web Solutions and the Redmond Group of Companies. Estimated future amortization expense is as follows:

Years ending November 30,
2008	$6,714
2009	6,458
2010	3,402
2011	1,772
2012	1,358
thereafter	1,886

$21,590

	November 30,
	2007	2006
Accrued liabilities:
Payroll related accruals	$24,831	$19,184
Deferred compensation liability	19,140	18,425
Royalty and warranty accruals	7,205	6,796
Other accrued liabilities	69,441	37,413

	$120,617	$81,818

NOTE 5—ACQUISITIONS:

During the fiscal year 2007, the Company made the following acquisitions:

On February 20, 2007, the Company acquired all of the outstanding capital stock of Link2Support, Inc. based in Manila, Philippines for approximately $25,000 in cash. The acquisition agreement allows for an earn out payment of an additional $5,000 to be paid if certain milestones are met in the first year after the acquisition. As

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

of November 30, 2007, the conditions for the earn-out have not been met. Link2Support is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The Link2Support acquisition is consistent with the Company’s strategy to broaden its business process service offerings and increases its contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $7,891, intangible assets was $3,100, and the remainder of the purchase price over the fair value of identifiable assets acquired of $14,009 has been recognized as goodwill.

On February 27, 2007, the Company acquired the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. The Company paid a purchase price of $28,876 in cash. PC Wholesale is an IT distributor with special focus on end-of-life and refurbished equipment that is complementary to the Company’s core distribution business. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $18,879, intangible assets was $2,900, and the remainder of the purchase price over the fair value of identifiable assets acquired of $7,100 has been recognized as goodwill.

On April 5, 2007, the Company purchased approximately 86% of the equity interest in China Civilink (Cayman) for $30,000 in cash. The acquisition agreement provides for a payment of up to $2,000 to the then selling shareholders, if certain milestones are met at December 31, 2007. The Company is in the process of evaluating whether the milestones were achieved. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions, which is based in Beijing, China, provides internet services such as domain name registration and web hosting. The acquisition of HiChina Web Solutions further supports the Company’s strategy to grow its business process service offerings by providing access to an established customer base in China. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $5,186, intangible assets was $3,000, and the remainder of the purchase price over the fair value of identifiable assets acquired of $21,814 has been recognized as goodwill.

On May 1, 2007, SYNNEX Canada acquired substantially all of the assets of the Redmond Group of Companies (“RGC”), including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased assets, net of assumed debt of $11,851, was approximately $29,309 in cash and transaction costs of $235. Of this amount, approximately $3,062 is payable subject to confirmation of net tangible assets acquired, primarily related to accounts receivable and inventory. The acquisition agreement allows for an additional $440 to be paid if certain milestones are met in the first 13 months following the closing date. The acquisition of RGC further supports SYNNEX Canada’s expansion in its consumer electronics distribution. The RGC business has been fully integrated within SYNNEX Canada. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $11,900 and the remainder of the purchase price over the fair value of identifiable assets acquired of $17,400 has been recognized as goodwill. At the time of the acquisition of RGC, the Company determined that this transaction was not a significant acquisition. However, upon further review, the Company has determined that it was a significant acquisition, and accordingly, the Company filed a Form 8-K reporting for the RGC acquisition.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of RGC had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustment for additional finance charges related to the financing of the purchase consideration of the acquisition. The pro forma results may not reflect the future performance as the Company integrates the business with its current operations.

	Pro forma Basis for Fiscal Year Ended
	November 30, 2007	November 30, 2006
	(in thousands)
Revenue	$7,050,925	$6,592,621
Net Income (1)	$59,091	$29,382

Earnings Per Share:
Basic	$1.91	$0.99
Diluted	$1.81	$0.92

(1)	Net Income for the fiscal year ended November 30, 2006 includes an impairment loss on goodwill and intangible assets of $16,480 prior to the acquisition of RGC.

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

Building Acquisition

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Canada. The facility is approximately six hundred thousand square feet. The total purchase price for this facility was approximately $12,500. As of November 30, 2007, SYNNEX Canada substantially completed consolidating multiple existing Ontario, Canada area facilities into this facility.

Acquisitions during the year ended November 30, 2006

On April 28, 2006, the Company acquired the assets of the Telpar distribution segment of Peak Technologies, Inc., (“Telpar”), for approximately $3,309. Telpar sold auto-ID, data capture and point of sales products and services. The Telpar business has been fully integrated within the Company’s business. The aggregate purchase price was allocated to tangible and assets acquired and liabilities assumed based on estimates of fair value.

On June 9, 2006, the Company acquired substantially all of the assets of the Azerty United Canada ink and toner distribution business from United Stationers Supply Company (“Azerty”), for approximately $14,330. The Azerty acquisition strengthened the Company’s position in printer supplies distribution in Canada. The Azerty business has been fully integrated within the Company’s Canadian operations. The aggregate purchase price was

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of identifiable net assets acquired of $1,286 has been recognized as goodwill and $114 has been recognized as intangible assets.

On September 14, 2006, the Company’s wholly owned subsidiary, BSA Sales, LLC, (“BSA Sales”), acquired all of the outstanding capital stock of Concentrix Corporation (“Concentrix”) based in Rochester, New York for approximately $8,000. Concentrix is an integrated marketing company that provides call center, database analysis, and print on demand services to customers in the transportation, publishing, banking, healthcare and technology industries. Concentrix’s business strategy complements and expands the Company’s resources and capabilities of the Company’s demand generation business. The acquisition agreement allowed for an earn out payment of $2,500 to be paid if certain milestones were met in the first 120 days after the acquisition. The defined milestones were not achieved. The Company has accounted for the acquisition of capital stock as a purchase and, accordingly the excess of the purchase price over the fair value of identifiable net assets acquired of $4,183 has been recognized as goodwill and $3,800 has been recognized as intangible assets. The valuation of the identifiable intangible assets acquired was based on management’s estimates of future cash flows. The Concentrix and BSA Sales operations have been merged under the name of Concentrix Corporation effective December 1, 2006.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of SFAS No. 141. However, the Company believes that disclosures provided herein are useful to the understanding of the goodwill and intangible assets activities through November 30, 2006.

NOTE 6—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	November 30,
	2007			2006
	Original Cost	Unrealized (Losses)/ Gains	Fair Value	Original Cost	Unrealized (Losses)/ Gains	Fair Value
Short-Term:
Trading	$12,510	$605	$13,115	$10,729	$424	$11,153
Available-for-sale	772	(630)	142	757	(639)	118
Cost investments	4,000	—	4,000	2,000	—	2,000

	$17,282	$(25)	$17,257	$13,486	$(215)	$13,271

Short-term trading securities consist of equity securities relating to the Company’s deferred compensation plan (See Note 11). Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan. Total realized gain on investments was $161 and $265 for the fiscal years ended November 30, 2007 and 2005, respectively. Total realized loss was $2,329 for the fiscal year ended November 30, 2006. As of November 30, 2007, all gross unrealized losses on available-for-sale had been in a loss position for more than 12 months.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its North America operations through two accounts receivable securitization programs, a U.S. facility (the “U.S. Arrangement”) and a Canadian facility (the “Canadian Arrangement”).

The Company amended its U.S. Arrangement on February 12, 2007, to increase the Company’s availability to sell a maximum of $350,000 U.S. trade accounts receivables from the previous level of $275,000 based upon eligible trade receivables (“U.S. Receivables”). The Company also extended the maturity date of the U.S. Arrangement from August 2008 to February 2011. The Company’s effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. Prior to amending the U.S. Arrangement in February 2007, the Company recorded the previous U.S. Arrangement as an off-balance sheet transaction because the Company funded its advances by selling undivided ownership interests in the U.S. Receivables. The amended U.S. Arrangement requires the Company to account for this transaction as an on-balance sheet transaction because the Company funds its borrowings by pledging all of its rights, title and interest in and to the U.S. Receivables as security. The amount of U.S. Receivables sold to the financial institutions under the prior U.S. Arrangement before the amendment, at February 12, 2007 and November 30, 2006 was $249,469 and $273,028 respectively. The total outstanding balance as of February 12, 2007 under the prior U.S. Arrangement was repaid under the new amended U.S. Arrangement. The balance outstanding and pledged on this U.S. Arrangement as of November 30, 2007 was $299,900.

SYNNEX Canada Limited (“SYNNEX Canada”) amended its one-year revolving Canadian Arrangement on April 30, 2007, to increase its availability to sell a maximum of C$125,000 of U.S. and Canadian trade receivables (“Canadian Receivables”) from the previous level of C$100,000 to a financial institution. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.45% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In connection with this Canadian Arrangement, the Company issued a guarantee of SYNNEX Canada’s performance. The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at November 30, 2007 and November 30, 2006 was $115,900 and $70,810, respectively.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facilities. These covenants include minimum net worth, minimum fixed charge coverage ratio, and net worth percentage. These covenants also restrict the Company from paying dividends. The Company was in compliance with the material covenants November 30, 2007.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 19, “Commitments and Contingencies” for additional information. Approximately $950,884, $954,814, and $1,161,396 of the Company’s net sales were financed under these programs in 2007, 2006 and 2005, respectively. Approximately $68,839 and $44,394 of accounts receivable at November 30, 2007 and 2006, respectively, were subject to flooring agreements. Flooring fees were approximately $5,024, $5,507, and $5,524 in 2007, 2006 and 2005, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	November 30,
	2007	2006
SYNNEX U.S. securitization	$299,900	$—
SYNNEX U.S. revolving line of credit	10,900	27,070
SYNNEX Canada revolving line of credit	12,368	—
SYNNEX Canada term loan	17,470	1,178
SYNNEX Mexico term loan	47,874	70,436
SYNNEX UK lines of credit	158	81
Other	9	36

	388,679	98,801
Less: Current portion	(351,142)	(50,834)

Non-current portion	$37,537	$47,967

SYNNEX U.S. securitization

The increase in U.S. securitization as of November 30, 2007 was primarily due to an amendment in terms of the Company’s U.S. Arrangement in the first quarter of fiscal 2007, which resulted in all accounts receivable and related funding transacted under the Company’s U.S. Arrangement being classified as on-balance sheet transactions versus as of November 30, 2006 when they were classified as off-balance sheet (see Note 7).

SYNNEX U.S. senior secured revolving line of credit

The Company amended its senior secured U.S. revolving line of credit arrangement, (“the Revolver”), with a group of financial institutions, on February 12, 2007. The Revolver is secured by the Company’s inventory and other assets and expires in February 2011. The Revolver’s maximum commitment was amended from $45,000 to $100,000. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50%.

SYNNEX Canada revolving line of credit

SYNNEX Canada amended its established revolving line of credit arrangement on April 30, 2007 to increase its credit limit from C$20,000 to C$30,000. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

SYNNEX Canada term loan

The increase in the SYNNEX Canada term loan is associated with the purchase of its logistics facility in Guelph, Canada in March 2007.

SYNNEX Mexico secured term loan

In May 2006, SYNNEX Mexico signed a secured term loan agreement, (“Term Loan”). The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of any unpaid principal is November 24, 2009.

SYNNEX UK lines of credit

SYNNEX UK has a British pound denominated loan agreement with a financial institution. The total credit available under this facility was $2,056 as of November 30, 2007, and there were no borrowings outstanding at November 30, 2007 and 2006. This facility bears interest at LIBOR plus 1.5%.

SYNNEX UK has a second British pound denominated loan agreement with a financial institution. The total credit available under this facility was $11,308 as of November 30, 2007. The balance outstanding at November 30, 2007 and 2006 was $158 and $81, respectively. The facility bears interest at the financial institution’s prime rate plus 1.5%.

SYNNEX Canada credit facility

SYNNEX Canada obtained a credit facility with HSBC Bank Canada to allow the Company to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility can be used for the issuance of a letter of guarantee up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum two business days to repay draws under letter of credits or letter of guarantee.

Future principal payments

Future principal payments under the above loans as of November 30, 2007 are as follows:

Fiscal Years Ending November 30,
2008	$351,142
2009	26,987
2010	617
2011	650
2012	685
Thereafter	8,598

$388,679

The total interest expense and finance charges for accounts receivable securitization, revolver, debt and all other lines of credit was $30,494, $26,902 and $18,579 for the years ended November 30, 2007, 2006 and 2005, respectively, and is included in interest expense and finance charges, net in the statement of operations. The range of interest rates was between 4.32% to 7.99% in fiscal 2007.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $206,100 and $148,117 as of November 30, 2007 and 2006. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 9—DERIVATIVE INSTRUMENTS:

In the normal course of business, the Company enters into currency forward contracts to protect itself from the risk that the eventual cash outflows or inflows resulting from the purchase or sale of inventory will be adversely affected by exchange rate fluctuations. The Company does not apply hedge accounting to these currency forward contracts and has not designated any of them as hedging instruments. As of November 30, 2007, 2006 and 2005, the Company had unrealized losses (gains) of ($2,330), ($363) and $320, respectively, as a result of fair value changes on its outstanding currency forward contracts. These unrealized losses and gains were charged (credited) to “Other income (expense), net.” The Company’s policy is to not allow the use of derivatives for trading or speculative purposes.

During the second quarter of fiscal 2005, the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K., to MCJ Company Limited (“MCJ”) in exchange for 25,809 shares of MCJ. The Company’s remaining equity interest in SYNNEX K.K. is accounted for under the cost method, as it does not have significant influence over either MCJ or SYNNEX K.K. In order to reduce the risk of holding the MCJ shares, the Company had entered into forward contracts to sell MCJ shares for fixed prices in April 2006. There were no contracts outstanding as of November 30, 2006. As of November 30, 2005, such contracts covered 100% of the MCJ shares held by the Company and these contracts had a value of $22,609.

NOTE 10—INCOME TAXES:

The sources of income before the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended November 30,
	2007	2006	2005
Income before provision for income taxes:
United States	$72,279	$61,365	$55,487
Foreign	26,387	18,788	7,973

	$98,666	$80,153	$63,460

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The provisions for income taxes from operations consist of:

	Fiscal Years Ended November 30,
	2007	2006	2005
Current tax provision:
Federal	$27,273	$24,483	$18,772
State	5,787	4,825	3,790
Foreign	2,158	3,310	2,796

	$35,218	$32,618	$25,358

Deferred tax provision (benefit):
Federal	$(1,941)	$(3,747)	$(666)
State	(287)	(769)	(264)
Foreign	2,177	218	(516)

	$(51)	$(4,298)	$(1,446)

Total tax provision	$35,167	$28,320	$23,912

Net deferred tax assets consist of the following:

	Fiscal Years Ended November 30,
	2007	2006
Inventory reserves	$5,681	$5,374
Bad debt and sales return reserves	5,728	4,391
Vacation and profit sharing accruals	1,299	1,125
Depreciation and amortization	(2,080)	(2,177)
State tax deduction	606	795
Deferred compensation	7,891	7,670
Net operating losses	980	3,219
Deferred revenue	1,631	2,339
Foreign tax credit	2,252	1,607
SFAS 123(R) Share-based compensation expense	1,560	832
Other	295	(90)
Valuation allowance	(2,252)	(1,607)

Net deferred tax assets	$23,591	$23,478

The valuation allowance relates to foreign tax credits for which realization of assets is uncertain.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.6	3.3	3.6
Foreign taxes	(3.5)	(1.9)	(0.8)
Effect of unbenefitted tax assets	0.6	(2.4)	0.2
Canada permanent items	(1.3)	—	—
Other	1.2	1.3	(0.3)

Effective income tax rate	35.6%	35.3%	37.7%

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

At November 30, 2007, the Company had approximately $2,032 of federal operating loss carry forwards available to offset future taxable income, which will expire in varying amounts from November 30, 2024 to November 30, 2026. Additionally, the Company had $121 in net operating loss carry forwards for the Company’s Canadian subsidiary that begin to expire in 2014, and $72 in net operating loss carry forwards for the Company’s U.K. subsidiary.

The Company recorded a one-time $1,135 adjustment resulting from the conclusion of an income tax audit of the Company’s Canadian subsidiary in fiscal 2007. The adjustment was primarily associated with the increase in the Company’s Net Operating Loss (NOL). This reassessment benefited the Company with $1,135 in reduction of total income tax expenses in fiscal 2007.

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

As of November 30, 2007 and 2006, the deferred compensation liability balance was $19,140 and $18,425, respectively. Of the balances deferred, $17,115 and $13,153 have been invested in equity securities, hedge funds and private equity funds at November 30, 2007 and 2006, respectively. The Company has recorded gains in “Other income (expense), net” on the trading securities of $161, $1,082 and $1,597 for the years ended November 30, 2007, 2006 and 2005, respectively. An amount equal to these gains has been charged to selling, general and administrative expenses, relating to the deferred compensation.

NOTE 12—EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute the up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company can make discretionary contributions under the Plan. During 2007, 2006 and 2005, the Company contributed $580, $378 and $211, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 13—STOCKHOLDERS’ EQUITY:

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

The number of authorized shares under the 2003 Stock Incentive Plan will not exceed 14,112 shares of common stock. No participant in the 2003 Stock Incentive Plan may receive option grants or stock appreciation rights of more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. During the year ended November 30, 2007, the Board of Directors granted 183 options at exercise prices ranging from $20.40 to $21.24 per share. In the year ended November 30, 2006, the Board of Directors granted 187 options at exercise prices ranging from $16.51 to $23.13 per share.

Under the 2003 Stock Incentive Plan:

Qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock.

Qualified employees and non-employee directors, advisors and consultants are eligible for the grant of nonstatutory stock options, restricted stock grants and restricted stock units.

The stock options and restricted stock awards vest over a five year period with contractual term of ten years.

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

(amounts in thousands, except per share amounts)

Qualified employees and non-employee directors, advisors and consultants will also be eligible for the award of stock appreciation rights, which enable the holder to realize the value of future appreciation in our common stock, payable in cash or shares of common stock.

The following table summarizes the stock options outstanding and exercisable under the Company’s option plans as of November 30, 2007 and 2006:

	Number of Options at November 30, 2007		Number of Options at November 30, 2006
	Outstanding	Exercisable	Outstanding	Exercisable
Amended and Restated 2003 Stock Incentive Plan	5,261	4,281	5,994	4,444

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

The weighted-average per share ESPP enrollment date fair value of common stock during the fiscal years ended November 30, 2007 and 2006 was $1.48 and $1.25, respectively.

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

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The pro forma information for the fiscal year ended November 30, 2005 was as follows:

Net income-as reported	$ 52,825
Plus: Share-based compensation expense determined under APB No. 25, included in reported net income	28
Less: Share-based compensation expense determined under fair value based method related to the employee stock purchase plan	(353)
Less: Share-based compensation expense determined under fair value based method related to stock options	(2,967)

Net income-pro forma	$49,533

Net earnings per share—basic
As reported	$1.85
Pro forma	$1.73

Net earnings per share—diluted
As reported	$1.70
Pro forma	$1.62

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123(R). Accordingly, during fiscal year ended November 30, 2007, the Company recorded share-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123(R). Previously reported amounts have not been restated. The effects of recording share-based compensation for the fiscal years ended November 30, 2007 and 2006 were as follows:

	Fiscal Year Ended November 30, 2007	Fiscal Year Ended November 30, 2006
Share-based compensation expense by type of award:
Employee stock options	$2,409	$2,210
Restricted stock	2,811	1,444
Employee stock purchase plan	62	56

Total share-based compensation	5,282	3,710
Tax effect on share-based compensation	(1,882)	(1,319)

Net effect on net income	$3,400	$2,391

During the fiscal year ended November 30, 2007, the Company granted approximately 183 stock options, with an estimated total grant-date fair value of $1,584. Of this amount, the Company estimated that the share-based compensation for the awards not expected to vest was $43 for the fiscal year ended November 30, 2007. As of November 30, 2007, the unrecorded deferred share-based compensation balance related to stock options was $6,436 and will be recognized over an estimated weighted average amortization period of 3.1 years.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

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

	Fiscal Year Ended November 30,
	2007	2006	2005
Stock option plan:
Expected life (years)	5.8	6.3	5.0
Risk free interest rate	3.9%	4.7%	4.0%
Expected volatility	35.6%	35.7%	39.1%
Dividend yield	0%	0%	0%
Stock purchase plan:
Expected life (years)	0.3	0.3	1.2
Risk free interest rate	3.5%	4.8%	2.2%
Expected volatility	35.5%	29.8%	48.6%
Dividend yield	0%	0%	0%

A summary of the activity under the Company’s stock option plans is set forth below:

		Options outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balances, November 30, 2004	4,428	8,015	9.12
Restricted stock granted	(97)	—	—
Restricted stock cancelled	1	—	—
Options granted	(555)	555	17.39
Options exercised	—	(1,067)	6.54
Options cancelled	116	(116)	14.36

Balances, November 30, 2005	3,893	7,387	$10.03

Restricted stock granted	(487)	—	—
Restricted stock cancelled	4	—	—
Options granted	(187)	187	21.61
Options exercised	—	(1,460)	7.04
Options cancelled	120	(120)	13.99

Balances, November 30, 2006	3,343	5,994	$11.00

Restricted stock granted	(296)	—	—
Restricted stock cancelled	42	—	—
Options granted	(183)	183	20.82
Options exercised	—	(713)	9.82
Options cancelled	203	(203)	17.07

Balances, November 30, 2007	3,109	5,261	$11.27

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The options outstanding and exercisable at November 30, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.00–$4.50	890	1.67	$4.50	$14,381	890	1.67	$4.50	$14,380
$7.00–$10.00	2,173	3.10	$9.36	$24,540	2,171	3.10	$9.36	$24,524
$12.00–$15.54	732	5.50	$12.13	$6,244	597	5.44	$12.11	$5,103
$16.10–$23.13	1,466	7.64	$17.79	$4,209	623	7.17	$16.97	$2,302

$3.00–$23.13	5,261	4.46	$11.27	$49,374	4,281	3.72	$9.84	$46,309

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.66 as of November 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of November 30, 2007 was 4,253.

The weighted average grant-date fair value of options, as determined under SFAS No. 123(R), granted during the fiscal year ended November 30, 2007 was $8.68. The total fair value of shares vested during the fiscal year ended November 30, 2007 was $2,175. The total intrinsic value of options exercised during the fiscal year ended November 30, 2007 was $8,116. The total cash received from employees as a result of employee stock option exercises during the fiscal year ended November 30, 2007 was $7,004. In connection with these exercises, the tax benefits realized by the Company for the fiscal year ended November 30, 2007 was $2,145.

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

As of November 30, 2007, there was $13,181 of total deferred share-based compensation related to nonvested restricted stock granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 3.8 years.

Amortization cost for all restricted stock awards for the fiscal year ended November 30, 2007 was $2,811.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

A summary of the status of the Company’s nonvested restricted stock as of November 30, 2007, is presented below:

	Restricted Stock
	Number of shares	Weighted average grant- date fair value
Nonvested at November 30, 2005	97	$17.17
Awards granted	487	20.96
Awards vested	(19)	17.17
Awards cancelled/expired/forfeited	(4)	18.29

Nonvested at November 30, 2006	561	$20.45
Awards granted	296	20.61
Awards vested	(122)	21.37
Awards cancelled/expired/forfeited	(42)	21.35

Nonvested at November 30, 2007	693	$20.53

NOTE 15—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Fiscal Years Ended November 30,
	2007	2006	2005
Net income from continuing operations	$63,127	$51,385	$39,606
Income from discontinued operations, net of tax	—	—	511
Gain on sale of discontinued operations, net of tax	—	—	12,708

Net income	$63,127	$51,385	$52,825

Weighted average common shares-basic	30,942	29,700	28,555
Effect of dilutive securities:
Stock options and restricted stock	1,732	2,314	2,576

Weighted average common shares-diluted	32,674	32,014	31,131

Earnings per share:
Basic
Income from continuing operations	$2.04	$1.73	$1.39
Discontinued operations	—	—	0.46

Net income per common share-basic	$2.04	$1.73	$1.85

Diluted
Income from continuing operations	$1.93	$1.61	$1.27
Discontinued operations	—	—	0.43

Net income per common share-diluted	$1.93	$1.61	$1.70

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Options to purchase 521, 747 and 67 shares of common stock as at November 30, 2007, 2006 and 2005, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 16—RELATED PARTY TRANSACTIONS:

MiTAC International and its affiliates held approximately 44% of the Company’s common stock as of November 30, 2007. The Chairman of the Board of Directors of the Company is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliated Companies. Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $297,338, $430,986 and $397,000 during the years ended November 30, 2007, 2006 and 2005, respectively. Sales to MiTAC International and its affiliates during the years ended November 30, 2007, 2006 and 2005, were approximately $1,565, $2,288 and $1,777, respectively. The Company’s relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, including allocating customer revenue, on a case-by-case basis with MiTAC International.

During fiscal 2007 as a new investment option for the deferred compensation plan, the Company purchased shares of MiTAC International and its affiliates. As of November 30, 2007 the fair market value of the common stock acquired was $2,206.

NOTE 17—GEOGRAPHIC INFORMATION:

The Company primarily operates in North America. U.S. and Canada are included in the “North America” operations and China, Philippines, Mexico and the United Kingdom are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in fiscal 2007, 2006 and 2005 and for each of the periods then ended:

	Fiscal Year Ended November 30,
	2007	2006	2005
	(in thousands)
Revenue
North America	$6,786,571	$6,077,786	$5,402,804
Other	217,549	265,728	237,965

	$7,004,120	$6,343,514	$5,640,769

	As of November 30,
	2007	2006	2005
	(in thousands)
Long-lived assets
North America	$55,719	$33,805	$23,460
Other	22,630	16,477	18,432

	$78,349	$50,282	$41,892

Revenue in the U.S. was approximately 78%, 79% and 80% of total revenue for fiscal 2007, 2006 and 2005, respectively. Revenue in Canada was approximately 19%, 17% and 16% of total revenue for fiscal 2007, 2006 and 2005, respectively. No other country or region accounted for more than 10% of the Company’s total revenue.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

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

NOTE 19—COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under operating lease agreements, which expire in various periods through 2014. Future minimum rental obligations under non-cancelable lease agreements as of November 30, 2007 were as follows:

Fiscal Year Ending November 30,
2008	$15,634
2009	14,750
2010	14,826
2011	14,304
2012	13,368
thereafter	9,207

Total minimum lease payments	$82,089

Rent expense for the years ended November 30, 2007, 2006 and 2005 amounted to $13,983, $9,393 and $9,423, respectively.

The Company was contingently liable at November 30, 2007, under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7. Losses, if any, would be the difference between repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2007 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The Company does not believe that these proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 20—LEGAL SETTLEMENT:

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

NOTE 21—RESTRUCTURING CHARGES:

In fiscal 2005, the Company announced a restructuring program, which impacted approximately 35 employees across multiple business functions in SYNNEX Canada and closed its facilities in Richmond, British Columbia, Calgary, Alberta and Saint-Laurent, Quebec. All terminations were completed by May 31, 2005. In fiscal 2005, the Company closed its facility in Markham, Ontario. This restructuring resulted in a total expense of $2,513, which consisted of employee termination benefits of $711, estimated facilities exit expenses of $1,681 and other expenses in the amount of $121. All charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

The following table summarizes the activity related to the liability for restructuring charges through November 30, 2007:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 20, 2004	$—	$—	$—	$—
Restructuring charges expensed in the year ended November 30, 2005	711	1,681	121	2,513
Cash payments	(690)	(293)	(17)	(1,000)
Adjustments	—	157	—	157
Non-cash charges	—	(636)	—	(636)

Balance of accrual at November 30, 2005	21	909	104	1,034
Cash payments	(21)	(452)	(11)	(484)
Non-cash charges	—	(344)	(93)	(437)

Balance of accrual at November 30, 2006	—	113	—	113
Cash payments	—	(113)	—	(113)

Balance of accrual at November 30, 2007	$—	$—	$—	$—

In fiscal 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, are intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

customers. During fiscal 2007, the Company accrued $2,358 in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” These charges are primarily associated with facilities consolidation of $1,050, workforce reductions of $691 and contract termination costs of $617. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

In fiscal 2007, the Company recorded $2,744 for the restructuring and consolidation of its Canadian operations as a result of the acquisition of RGC and the purchase of a new logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1,107 for facilities consolidation, $508 for workforce reductions, and $278 for other costs. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The majority of all non-continuing employees’ terminations were completed by the end of November 30, 2007. The Company recorded an impairment loss of $851 included in the above $2,744 restructuring cost for a property located in Ontario, Canada, which is held for sale, based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2,149 at November 30, 2007.

The following table summarizes the activity related to the liability for restructuring charges through November 30, 2007:

Restructuring charges per EITF 95-3:

	Severance and Benefits	Facility and Exit Costs	Contractual Obligations	Other	Total
Balance of accrual at May 31, 2007	$660	$1,050	$617	$31	$2,358
Cash payments	(540)	—	(398)	(8)	(946)

Balance of accrual at November 30, 2007	$120	$1,050	$219	$23	$1,412

Restructuring charges per SFAS No. 146:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Restructuring charges expensed in the quarter ended August 31, 2007	$508	$1,107	$278	$1,893
Cash payments	(500)	(618)	(241)	(1,359)

Balance of accrual at November 30, 2007	$8	$489	$37	$534

The unpaid portion of the restructuring charges is included in the consolidated balance sheet under the caption “Accrued liabilities.”

The cash payments for all the amounts accrued related with restructuring activities will be paid out by the end of fiscal year 2009.

NOTE 22—DISCONTINUED OPERATIONS:

During fiscal 2005, the Company sold approximately 93% of the equity it held in its subsidiary, SYNNEX K.K. to MCJ, in exchange for 26 shares of MCJ. The Company recorded a gain of $12,708, net of tax, as a result

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

of this sale, in the second quarter of fiscal 2005. The Company’s remaining equity interest in SYNNEX K.K. is accounted for under the cost method, as the Company does not have significant involvement or influence over either MCJ or SYNNEX K.K. In connection with this sale, the Company paid a dividend of $1,133 to the minority shareholders of SYNNEX K.K.

Under the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of SYNNEX K.K. qualified as a discontinued operation component of the Company. Accordingly, the Company has excluded results of its Japan’s operation from its consolidated statements of operations to present this business in discontinued operations.

The following table shows the results of operation of SYNNEX K.K.:

December 1, 2004 to April 19, 2005 (date of sale)
Revenue	$64,477
Cost of revenue	(59,916)

Gross profit	4,561
Selling, general and administrative expenses	(3,170)

Income from operations before non-operating items, income taxes and minority interest	1,391
Interest expense and finance charges, net	(140)
Other income (expense), net	(245)

Income before income taxes and minority interest	1,006
Provision for income taxes	(434)
Minority interest in subsidiary	(61)

Net income	$511

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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2007. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal 2007 Three Months Ended				Fiscal 2006 Three Months Ended
	Feb. 28, 2007	May 31, 2007	Aug. 31, 2007	Nov. 30, 2007	Feb. 28, 2006	May 31, 2006	Aug. 31, 2006	Nov. 30, 2006
	(in thousands)
Statement of Operations Data:
Revenue	$1,588,276	$1,684,808	$1,760,360	$1,970,676	$1,501,735	$1,511,701	$1,592,204	$1,737,874
Cost of revenue	(1,513,852)	(1,600,563)	(1,669,134)	(1,865,189)	(1,436,725)	(1,443,353)	(1,519,486)	(1,658,591)

Gross profit	74,424	84,245	91,226	105,487	65,010	68,348	72,718	79,283
Selling, general and administrative expenses	(49,481)	(58,433)	(66,704)	(68,617)	(42,763)	(45,952)	(49,205)	(51,197)

Income from operations before non-operating items, income taxes and minority interest	24,943	25,812	24,522	36,870	22,247	22,396	23,513	28,086
Interest expense and finance charges, net	(3,058)	(3,695)	(3,472)	(4,649)	(5,853)	(4,340)	(2,743)	(3,723)
Other income (expense), net	158	904	(132)	463	273	(482)	265	514

Income from operations before income taxes and minority interest	22,043	23,021	20,918	32,684	16,667	17,574	21,035	24,877
Provision for income taxes	(8,168)	(8,288)	(6,452)	(12,259)	(5,984)	(6,257)	(7,015)	(9,064)
Minority interest in subsidiaries	—	(62)	(70)	(240)	—	—	(241)	(207)

Net income	$13,875	$14,671	$14,396	$20,185	$10,683	$11,317	$13,779	$15,606

Earnings per share:
Basic	$0.45	$0.47	$0.46	$0.65	$0.37	$0.38	$0.46	$0.51
Diluted	$0.43	$0.45	$0.44	$0.61	$0.34	$0.36	$0.43	$0.48
Weighted-average common shares outstanding- basic	30,548	30,896	31,076	31,247	29,055	29,499	29,879	30,369
Weighted-average common shares outstanding-diluted	32,372	32,657	32,742	32,892	31,204	31,600	31,878	32,565

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended November 30, 2007, 2006 and 2005

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Revenue and COGS and Expense	Write-offs and Deductions	Balance at Year End
Fiscal Year Ended November 30, 2005
Allowance for sales returns	12,877	1,000	(480)	13,397
Allowance for deferred tax assets	2,316	515	(653)	2,178

Fiscal Year Ended November 30, 2006
Allowance for sales returns	13,397	3,719	—	17,116
Allowance for deferred tax assets	2,178	1,607	(2,178)	1,607

Fiscal Year Ended November 30, 2007
Allowance for sales returns	17,116	1,416	2,136	20,668
Allowance for deferred tax assets	1,607	645	—	2,252

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concludes that, as of November 30, 2007, our internal control over financial reporting was effective based on those criteria.

We have excluded Link2Support, Inc. and China Civilink (Cayman) from our assessment of internal control over financial reporting as of November 30, 2007 because we acquired them in a purchase business combination during fiscal 2007. Link2Support, Inc. and China Civilink (Cayman) are subsidiaries whose total assets and total revenues represent 4% and 1%, respectively, of our related consolidated financial statement amounts as of and for the year ended November 30, 2007.

The effectiveness of our internal control over financial reporting as of November 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders to be held on March 18, 2008 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,260,309	$11.27	3,162,342	(1)(2)

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(2)	Financial Statement Schedule

See Index under Item 8.

(3)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b) Exhibits.

Exhibit Number	Description of Document

2.1	Acquisition Agreement, dated March 27, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

2.2	Amending Agreement, dated April 30, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006).

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Standard Industrial Lease dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document

10.6	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	HP U.S. Business Development Partner Agreement dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.13#	Employment Agreement dated February 7, 2006, between the Registrant and Robert Huang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.14#	Employment Agreement dated July 14, 2004, by and between the Registrant and Jim Estill (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.15	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Registrant, the lenders signatory thereto from time to time, and General Electric Capital Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.16	Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.17	Second Amended and Restated Receivables Funding and Administration Agreement, dated as February 12, 2007, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.18	Offer Letter, dated as of March 23, 2007, between Thomas C. Alsborg and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 28, 2007).

Exhibit Number	Description of Document

10.19	Master Supply Agreement dated as of May 16, 2007, by and among Sun Microsystems, Inc. and Sun Microsystems International B.V. and MiTAC International Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007).

10.20#	Amendment to Employment Agreement, dated as of February 7, 2006, by and between the Registrant and Robert Huang.

10.21#	Amendment to SYNNEX Corporation Change of Control Severance Plan.

10.22#	SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 92 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

See Index under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2008

SYNNEX CORPORATION

By:	/s/ ROBERT HUANG
Robert Huang President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Huang and Thomas Alsborg, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT HUANG Robert Huang	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2008

/s/ THOMAS ALSBORG Thomas Alsborg	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 13, 2008

/s/ MATTHEW MIAU Matthew Miau	Chairman of the Board	February 13, 2008

/s/ FRED BREIDENBACH Fred Breidenbach	Director	February 13, 2008

/s/ JAMES VAN HORNE James Van Horne	Director	February 13, 2008

/s/ GREGORY QUESNEL Gregory Quesnel	Director	February 13, 2008

/s/ DAVID RYNNE David Rynne	Director	February 13, 2008

/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	February 13, 2008

/s/ DUANE ZITZNER Duane Zitzner	Director	February 13, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Acquisition Agreement, dated March 27, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

2.2	Amending Agreement, dated April 30, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Restated Bylaws (incorporate by reference to Exhibit 3(ii)3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.2#	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.4	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Standard Industrial Lease dated December 5, 1996, between the Registrant and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	First Amendment to Lease, dated May 24, 1999, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	Second Amendment to Lease, dated March 30, 2001, between the Registrant and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	HP U.S. Business Development Partner Agreement dated November 6, 2003, between the Registrant and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Registrant, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Registrant and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document

10.12	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.13#	Employment Agreement, dated February 7, 2006, between the Registrant and Robert Huang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.14#	Employment Agreement dated July 14, 2004, by and between the Registrant and Jim Estill (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.15	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Registrant, the lenders signatory thereto from time to time, and General Electric Capital Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.16	Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.17	Second Amended and Restated Receivables Funding and Administration Agreement, dated as February 12, 2007, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.18	Offer Letter, dated as of March 23, 2007, between Thomas C. Alsborg and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 28, 2007).

10.19	Master Supply Agreement, dated as of May 16, 2007, by and among Sun Microsystems, Inc. and Sun Microsystems International B.V. and MiTAC International Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007).

10.20#	Amendment to Employment Agreement, dated as of February 7, 2006, by and between the Registrant and Robert Huang.

10.21#	Amendment to SYNNEX Corporation Change of Control Severance Plan.

10.22#	SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 92 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.