Form 10-Q
period 2008-02-29
SYNNEX CORP
filed 2008-04-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $0.001 par value	31,867,896

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	February 29, 2008	November 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$43,554	$42,875
Short-term investments	14,583	17,257
Accounts receivable, net	678,757	729,797
Receivable from vendors, net	109,746	96,035
Receivable from affiliates	7,511	9,790
Inventories	625,069	642,524
Deferred income taxes	18,132	18,612
Current deferred assets	14,746	14,478
Other current assets	10,589	16,859

Total current assets	1,522,687	1,588,227
Property and equipment, net	61,348	59,440
Goodwill	104,434	96,350
Intangible assets, net	21,504	21,590
Deferred income taxes	6,262	5,416
Long-term deferred assets	88,064	97,171
Other assets	23,697	18,909

Total assets	$1,827,996	$1,887,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$304,198	$351,142
Accounts payable	563,675	588,801
Payable to affiliates	67,527	67,334
Accrued liabilities	113,891	120,617
Current deferred liabilities	33,970	35,522
Income taxes payable	5,300	5,103

Total current liabilities	1,088,561	1,168,519
Long-term borrowings	32,507	37,537
Long-term liabilities	23,480	14,533
Long-term deferred liabilities	56,367	60,565
Deferred income taxes	452	437

Total liabilities	1,201,367	1,281,591

Minority interest in a subsidiary	1,146	958

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 31,465 and 31,328 shares issued and outstanding	31	31
Additional paid-in capital	197,660	196,128
Accumulated other comprehensive income	31,877	28,939
Retained earnings	395,915	379,456

Total stockholders’ equity	625,483	604,554

Total liabilities and stockholders’ equity	$1,827,996	$1,887,103

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007
Revenue	$1,748,574	$1,588,276
Cost of revenue	(1,652,724)	(1,513,852)

Gross profit	95,850	74,424
Selling, general and administrative expenses	(63,070)	(49,481)

Income from operations before non-operating items, income taxes and minority interest	32,780	24,943
Interest expense and finance charges, net	(4,167)	(3,058)
Other income (expense), net	(2,046)	158

Income before income taxes and minority interest	26,567	22,043
Provision for income taxes	(9,551)	(8,168)

Income before minority interest	17,016	13,875
Minority interest in a subsidiary	(188)	—

Net income	$16,828	$13,875

Earnings per share:
Basic	$0.54	$0.45
Diluted	$0.51	$0.43
Weighted-average common shares outstanding - basic	31,377	30,548

Weighted-average common shares outstanding - diluted	33,043	32,372

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income	$16,828	$13,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,574	1,634
Amortization of intangible assets	1,814	1,198
Share-based compensation	1,568	1,004
Provision for doubtful accounts	1,269	2,043
Excess tax benefit from share-based compensation	(170)	—
Unrealized (gain) loss on trading securities	822	(220)
Realized (gain) loss on investments	77	(58)
Other-than-temporary impairment on securities	806	—
Minority interest in a subsidiary	188	—
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	50,816	(224,568)
Receivable from vendors	(13,061)	6,216
Receivable from affiliates	2,279	(3,355)
Inventories	19,231	67,906
Other assets	15,532	8,535
Payable to affiliates	194	(19,806)
Accounts payable	(10,188)	7,725
Accrued liabilities	(13,650)	(3,263)
Other liabilities	(3,754)	(8,628)

Net cash provided by (used in) operating activities	73,175	(149,762)

Cash flows from investing activities:
Purchase of short-term investments	(4,525)	(2,206)
Proceeds from sale of short-term investments	6,127	802
Acquisition of businesses, net of cash acquired	812	(33,213)
Purchase of property and equipment	(3,904)	(1,884)
Increase in restricted cash	(1,439)	(947)
Purchase of intangible asset	(1,495)	—

Net cash used in investing activities	(4,424)	(37,448)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	313,107	324,380
Payment of revolving line of credit and securitization	(358,983)	(130,182)
Payment of bank loan	(7,464)	(7,343)
Net proceeds under other lines of credit	—	73
Excess tax benefit from share-based compensation	170	—
Bank overdraft	(16,482)	(7,515)
Proceeds from issuance of common stock	935	1,980

Net cash provided by (used in) financing activities	(68,717)	181,393

Effect of exchange rate changes on cash and cash equivalents	645	409

Net increase in cash and cash equivalents	679	(5,408)
Cash and cash equivalents at beginning of period	42,875	27,881

Cash and cash equivalents at end of period	$43,554	$22,473

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007
Net income	$16,828	$13,875
Other comprehensive income:
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale securities	630	—
Foreign currency translation adjustment	2,308	(1,817)

Total comprehensive income	$19,766	$12,058

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to original equipment manufacturers (“OEMs”) and reseller customers worldwide. SYNNEX’ service offering includes IT distribution, supply chain management, business process outsourcing and contract assembly. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, the Philippines and the United Kingdom (“UK”).

The accompanying interim unaudited consolidated financial statements as of February 29, 2008 and for the three month periods ended February 29, 2008 and February 28, 2007 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2007 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008, or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

There have been no material changes in the Company’s significant accounting policies for the three-month period ended February 29, 2008 from its disclosure in the Annual Report on Form 10-K for the year ended November 30, 2007, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Restricted cash

As of February 29, 2008 and November 30, 2007, the Company had restricted cash in the amount of $13,631 and $12,192, respectively, for future payments to one of its vendors relating to a long-term project at the Company’s Mexico operation. These amounts are reported in other assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 29, 2008, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through February 29, 2008, such losses have been within management’s expectations.

In the three months ended February 29, 2008 and February 28, 2007, no single customer exceeded 10% or more of the Company’s total revenue. At February 29, 2008 one customer accounted for approximately 12% of the total consolidated accounts receivable balance. At November 30, 2007 no single customer comprised more than 10% of the total consolidated accounts receivable balance. The Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 27% and 26% of the total revenue for the three months ended February 29, 2008 and February 28, 2007, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

Fair value of financial instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” in the first quarter of 2008, which did not have a material impact on the financial statements of the Company. See Note 15 – Fair Value of Financial Instruments for additional disclosure on the fair values of foreign exchange contracts, long-term debt, trading and available-for-sale securities.

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

During the first quarter of fiscal 2008, the Company adopted the following accounting standards:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and the Company adopted FIN 48 effective December 1, 2007. See Note 14 – Income Taxes for the effect of its application of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective December 1, 2007. The impact of adoption of SFAS No. 157 is discussed in the Note 15 – Fair Value of Financial Instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

NOTE 3 – SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense under the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values.

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

During the three months ended February 29, 2008, the Company granted approximately forty thousand stock options, with an estimated total grant-date fair value of $343. During the three months ended February 29, 2008, approximately twenty thousand shares of restricted stock were granted with an estimated total grant date value of $425. During the three months ended February 29, 2008 and February 28, 2007, the Company recorded share-based compensation cost of $1,568 and $1,004, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 4 – BALANCE SHEET COMPONENTS:

	February 29, 2008	November 30, 2007
Short-term investments

Trading securities	$9,938	$12,336
Available-for-sale	145	142
Cost securities	4,500	4,779

	$14,583	$17,257

Accounts receivable, net

Trade accounts receivable	$713,086	$763,723
Less: Allowance for doubtful accounts	(13,779)	(13,258)
Less: Allowance for sales returns	(20,550)	(20,668)

	$678,757	$729,797

Receivable from vendors, net

Receivables from vendors	$112,429	$98,737
Less: Allowance for doubtful accounts	(2,683)	(2,702)

	$109,746	$96,035

Inventories

Components	$53,477	$39,712
Finished goods	571,592	602,812

	$625,069	$642,524

Property and equipment, net

Equipment and computers	$54,261	$60,856
Furniture and fixtures	10,724	10,715
Buildings, leasehold improvements and land	58,156	53,874

	123,141	125,445
Less: Accumulated depreciation	(61,793)	(66,005)

	$61,348	$59,440

Goodwill:

	November 30, 2007	Additions	Translation	February 29, 2008
Goodwill	$96,350	$6,433	$1,651	$104,434

Goodwill increased as of February 29, 2008, compared to November 30, 2007, due to earn-out payments related to the SYNNEX-Concentrix Corporation (formerly Link2Support, Inc.) and HiChina Web Solutions acquisitions.

Intangible assets, net:

	February 29, 2008			November 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$22,062	$(18,996)	$3,066	$22,062	$(18,458)	$3,604
Customer lists	25,396	(9,844)	15,552	25,108	(8,677)	16,431
Other intangible assets	4,986	(2,100)	2,886	3,443	(1,888)	1,555

	$52,444	$(30,940)	$21,504	$50,613	$(29,023)	$21,590

Amortization expense was $1,814 and $1,198 for the three months ended February 29, 2008 and February 28, 2007, respectively. Intangible assets increased as of February 29, 2008 due to the purchase of a brand name by SYNNEX Canada for $1,495.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 5 – INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	February 29, 2008			November 30, 2007
	Cost	Unrealized (Losses)/Gains	Fair Value	Cost	Unrealized (Losses)/Gains	Fair Value
SHORT-TERM
Trading	$10,552	$(614)	$9,938	$11,731	$605	$12,336
Available-for-sale	145	—	145	772	(630)	142
Cost securities	4,500	—	4,500	4,779	—	4,779

	$15,197	$(614)	$14,583	$17,282	$(25)	$17,257

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan.

During the first quarter of fiscal 2008 the Company recorded an other-than-temporary loss of $630 on available-for-sale securities and $176 on cost securities.

NOTE 6 – ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its North America operations through two accounts receivable securitization programs, a U.S. facility (the “U.S. Arrangement”) and a Canadian facility (the “Canadian Arrangement”).

The U.S. Arrangement allows the Company to sell up to a maximum of $350,000 in U.S. trade account receivables (“U.S. Receivables”). The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. The Company funds its borrowings by pledging all of its rights, title and interest in and to the U.S. Receivables as security. The balance outstanding and pledged on the U.S. Arrangement as of February 29, 2008 and November 30, 2007 was $262,900 and $299,900, respectively.

SYNNEX Canada Limited (“SYNNEX Canada”) has a one-year revolving Canadian Arrangement to sell a maximum of C$125,000 of U.S. and Canadian trade receivables (“Canadian Receivables”). In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.60% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In connection with this Canadian Arrangement, the Company issued a guarantee of SYNNEX Canada’s performance. The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at February 29, 2008 and November 30, 2007 was $85,238 and $115,900, respectively.

Under the U.S. and Canadian Arrangements the Company is required to maintain certain financial covenants to maintain its eligibility to sell additional U.S. and Canadian Receivables under the facilities. These covenants include minimum net worth, minimum fixed charge coverage ratio, and net worth percentage. These covenants also restrict the Company from paying dividends. The Company was in compliance with the material covenants as of February 29, 2008.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 11, “Commitments and Contingencies” for additional information. Approximately $229,779 and $204,849 of the Company’s net sales were financed under these programs in the three months ended February 29, 2008 and February 28, 2007, respectively. Approximately $52,131 and $68,839 of accounts receivable at February 29, 2008 and November 30, 2007, respectively, were subject to flooring agreements. Flooring fees were approximately $1,004 and $1,212 in the three months ended February 29, 2008 and February 28, 2007, respectively, and are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 7 – BORROWINGS:

Borrowings consist of the following:

	February 29, 2008	November 30, 2007
SYNNEX U.S. securitization	$262,900	$299,900
SYNNEX U.S. revolving line of credit	—	10,900
SYNNEX Canada revolving line of credit	19,811	17,470
SYNNEX Canada term loan	12,294	12,368
SYNNEX Mexico term loan	41,537	47,874
Others	163	167

	336,705	388,679
Less: Current portion	(304,198)	(351,142)

Non-current portion	$32,507	$37,537

SYNNEX U.S. securitization

The U.S. Arrangement allows the Company to sell up to a maximum of $350,000 in U.S. Receivables. The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum.

SYNNEX U.S. senior secured revolving line of credit

The Company has a senior secured U.S. revolving line of credit arrangement, (the “Revolver”), with a group of financial institutions. The Revolver is secured by the Company’s inventory and other assets and expires in February 2011. The Revolver’s maximum commitment was amended from $100,000 to $120,000 in April 2008. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% per annum.

SYNNEX Canada revolving line of credit

SYNNEX Canada has a revolving line of credit arrangement with a group of financial institutions that is secured by SYNNEX Canada’s inventory and other assets. The revolving credit facility expires in January 2010. The maximum credit limit on this line is C$30,000. Interest on this facility is based on the Canadian adjusted prime rate.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017.

SYNNEX Mexico secured term loan

SYNNEX Mexico has a secured term loan agreement (“Term Loan”). The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of any unpaid principal is November 24, 2009.

Others

SYNNEX UK has a British pound denominated loan agreement with a financial institution. The total credit available under this facility was $1,987 as of February 29, 2008. The interest rate on this credit facility is LIBOR plus 1.5% per annum. There were no borrowings outstanding at February 29, 2008 and November 30, 2007, respectively.

SYNNEX UK has a second British pound denominated loan agreement with a financial institution. The total credit available under this facility was $10,930 as of February 29, 2008. The interest rate for this facility is the financial institution’s prime rate plus 1.5% per annum. The balance outstanding at February 29, 2008 and November 30, 2007 was $160 and $158, respectively.

SYNNEX Canada credit facility

SYNNEX Canada obtained a credit facility with HSBC Bank Canada to allow the Company to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility can be used for the issuance of a letter of guarantee up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum two business days to repay draws under letters of credit or letters of guarantee.

The total interest expense and finance charges for accounts receivable securitization, revolver, debt and all other lines of credit was $7,775 and $7,137 for the three months ended February 29, 2008 and February 28, 2007, respectively, and is included in interest expense and finance charges, net in the statement of operations. The range of interest rates was between 3.81% and 7.97% in the first quarter of fiscal 2008.

The Company was in compliance with the material covenants as of February 29, 2008.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $205,786 and $206,100 as of February 29, 2008 and November 30, 2007, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 8 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended
	February 29, 2008	February 28, 2007
Net income	$16,828	$13,875

Weighted-average common shares-basic	31,377	30,548
Effect of dilutive securities:
Stock options and restricted stock	1,666	1,824

Weighted-average common shares-diluted	33,043	32,372

Earnings per share:
Basic	$0.54	$0.45
Diluted	$0.51	$0.43

Options to purchase 98 and 521 shares of common stock as at February 29, 2008 and November 30, 2007, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS:

MiTAC International Corporation and its affiliates held approximately 44% of the Company’s common stock as of February 29, 2008. The Chairman of the Board of Directors of the Company is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliated companies. Purchases of inventories from MiTAC International and its affiliates (principally motherboards and other peripherals) were approximately $74,046 and $79,646 during the three months ended February 29, 2008 and February 28, 2007, respectively. Sales to MiTAC International and its affiliates during the three months ended February 29, 2008 and February 28, 2007, were approximately $308 and $1,089, respectively. The Company’s relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, the Company negotiates manufacturing and pricing terms, on a case-by-case basis with MiTAC International.

During fiscal 2007, the Company purchased shares of MiTAC International related to a deferred compensation plan participant’s desired investment rate of return. As of February 29, 2008 the fair market value of the common stock acquired was $1,755 and is included in the Company’s trading securities.

The Company’s business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. The Company’s relationship, including pricing and other material terms with its shared customers or with MiTAC International, may or may not be as advantageous to the Company as the terms it could have negotiated with unaffiliated third parties.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 10 – GEOGRAPHIC INFORMATION:

The Company primarily operates in North America. The U.S. and Canada are included in the “North America” operations and China, the Philippines, Mexico and the UK are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three months ended February 29, 2008 and February 28, 2007 and for each of the periods then ended:

	Three Months Ended
	February 29, 2008	February 28, 2007
	(in thousands)
Revenue
North America	$1,696,281	$1,531,228
Other	52,293	57,048

	$1,748,574	$1,588,276

	As of
	February 29, 2008	November 30, 2007
	(in thousands)
Long-lived assets
North America	$61,054	$55,719
Other	23,991	22,630

	$85,045	$78,349

Revenue in the U.S. was approximately 75% and 78% of total revenue for the three months ended February 29, 2008 and February 28, 2007, respectively. Revenue in Canada was approximately 22% and 19% of total revenue for the three months ended February 29, 2008 and February 28, 2007, respectively. No other geographical location accounted for more than 10% of the Company’s total revenue.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at February 29, 2008, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6 – Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 29, 2008 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

The Company is from time to time involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. These preference actions are filed by the bankruptcy trustee on behalf of the bankrupt estate and generally seek to have payments made by the debtor within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt estate’s creditors. The Company is not aware of any currently pending preference actions.

The Company does not believe that these proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 12 – LEGAL SETTLEMENT:

In May 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against the Company and SYNNEX Canada. The suit claimed that the Company and SYNNEX Canada infringed on Seanix’s exclusive rights to its Canadian trademark registration and caused confusion between the companies resulting from, among other things, the Company’s and SYNNEX Canada’s use of trademarks confusingly similar to the Seanix trademarks. The complaint sought injunctive relief and monetary damages. In April 2008, the matter was settled on terms that were not material to the Company or SYNNEX Canada.

NOTE 13 – RESTRUCTURING CHARGES:

In fiscal 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, were intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. During fiscal 2007, the Company accrued $2,358 in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” These charges were primarily associated with facilities consolidation of $1,050, workforce reductions of $691 and contract termination costs of $617. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

In fiscal 2007, the Company recorded $2,744 for the restructuring and consolidation of its Canadian operations as a result of the acquisition of RGC and the purchase of a new logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1,107 for facilities consolidation, $508 for workforce reductions, and $278 for other costs. These charges were

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The majority of all non-continuing employees’ terminations were completed by November 30, 2007. The Company recorded an impairment loss of $851 included in the above $2,744 restructuring cost for a property located in Ontario, Canada, which is held for sale, based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2,133 at February 29, 2008.

The following table summarizes the activity related to the liability for restructuring charges through February 29, 2008:

Restructuring charges per EITF 95-3:

	Severance and Benefits	Facility and Exit Costs	Contractual Obligations	Other	Total
Balance of accrual at November 30, 2007	$120	$1,050	$219	$23	$1,412
Cash payments	(86)	(75)	—	—	(161)
Non-cash adjustments	—	—	(94)	—	(94)

Balance of accrual at February 29, 2008	$34	$975	$125	$23	$1,157

Restructuring charges per SFAS No. 146:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2007	$8	$489	$37	$534
Cash payments	(3)	(161)	(37)	(201)

Balance of accrual at February 29, 2008	$5	$328	$—	$333

The unpaid portion of the restructuring charges is included in the consolidated balance sheet under the caption “Accrued liabilities.”

The cash payments for all the amounts accrued related to these restructuring activities will be paid out by the end of fiscal year 2009.

NOTE 14 – INCOME TAXES:

Effective December 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In adopting FIN 48, the Company has reclassified liabilities for unrecognized tax benefits for which the Company does not anticipate payment within one year to long-term income taxes payable. In addition, the Company has presented long-term deferred tax assets for certain benefits associated with the FIN 48 liability on a gross basis. The Company recognized penalties and accrued interest related to unrecognized tax benefits in income tax expense.

The adoption of FIN 48 resulted in the reduction of the Company’s consolidated beginning retained earnings by $370. As of the adoption date, the Company had gross unrecognized tax benefits of $5,107, of which $2,483 would affect the effective tax rate if realized. The Company accrued interest of $635 for unrecognized tax benefits. The Company does not expect significant changes in its unrecognized tax benefits in the next twelve months.

The Company conducts business globally and files income tax returns in the U.S. and various state, local and foreign tax jurisdictions. The Company is subject to examination and audit by taxing authorities in the U.S. and Canada for tax years after fiscal 2003.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company adopted SFAS No. 157 effective December 1, 2007 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2008 and February 28, 2007

(amounts in thousands, except per share amounts)

(unaudited)

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of February 29, 2008:

	As of February 29, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$9,938	$9,938	$—	$—
Available-for-sale securities	145	145	—	—
Forward foreign currency exchange contracts	(1,081)	—	(1,081)	—
Long-term accounts receivable	59,476	—	59,476	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and credit worthiness.

The company recorded a loss of $1,904 and a gain of $354, for the three months ended February 29, 2008 and February 28, 2007, respectively, under “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of February 29, 2008 and November 30, 2007:

	As of February 29, 2008		As of November 30, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost investments	$7,500	$7,500	$7,779	$7,779
Long-term debt	32,507	32,507	37,537	37,537

The Company’s investments accounted for under the cost method consist of equity securities in a private entity, investments in a hedge fund, and investments in a private equity fund. Fair value of investment in a hedge fund and private equity fund was determined by analyzing the underlying invested assets. The fair value of equity investment is based on a valuation model developed internally to measure impairment primarily based on the operating results and future prospects of the investee. The carrying value of long-term debt approximates fair value since current interest rates offered to the Company for debt of similar maturities are approximately the same.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.

The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss is reported under “Other income (expense)” in the consolidated statement of operations.

The Company has adopted SFAS No. 159 effective December 1, 2007. The Company has not elected the fair value option for its financial instruments. The Company has reclassified all cash flows related to securities classified as trading from operating to investing activities in its statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS No. 159. The cash flows from the purchase and proceeds of $2,206 and $802, respectively, for trading securities, were reclassified from operating activities to investing activities for the three months ended February 28, 2007.

NOTE 16 – SUBSEQUENT EVENTS:

On April 1, 2008, the Company purchased substantially all of the assets of New Age Electronics, Inc. (“NAE”), a privately-held distributor of IT and consumer electronics products to the retail sector. This acquisition is expected to expand SYNNEX’ existing consumer electronics product offering by adding consumer products and retail customers. The Company paid a purchase price of $31,500 in cash. The acquisition agreement provides for additional deferred and earn-out payments of up to $22,750 to be paid subject to certain post-closing conditions and on achieving certain milestones within the first 15 months from the date of acquisition. In connection with the net assets acquired, the Company refinanced approximately $82,000 in working capital debt.

On March 31, 2008, Kevin M. Murai was appointed Co-Chief Executive Officer of the Company. He has been elected to the SYNNEX Board of Directors and also appointed to the Company’s Executive Committee. Mr. Murai will share the Chief Executive Officer role with current President and Chief Executive Officer, Robert Huang, and will have co-responsibility for the leadership of the entire SYNNEX organization.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, anticipated benefits of our acquisitions, our revenue and operating results, economic and industry trends, thefts at our warehouses, gross margin, our relationship with MiTAC International and Sun Microsystems, our estimates regarding our capital requirements and our needs for additional financing, concentration of products and customers, the expansion of our operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, impact of rules and regulations affecting public companies, estimates regarding judgments under our accounting policies, statements regarding future unrecognized tax benefits, and statements regarding our securitization program and sources of revenue. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry fluctuations in general economic condition and the risks set forth above under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We bring synergy to our customers’ business process services requirements. By bringing supply chain management, contract assembly and distribution expertise together under one service provider, the result is high quality products built at a lower cost with industry-leading components and delivered on time. Our business model is flexible to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We combine our core strengths in demand generation, IT distribution, supply chain management, and contract assembly to provide our customers greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute approximately 15,000, as measured by active SKUs, technology products from more than 100 IT OEM suppliers to more than 15,000 resellers throughout the United States, Canada and Mexico. We employ over 6,000 employees worldwide and operate in the United States, Canada, China, Mexico, the Philippines and the United Kingdom. From a geographic perspective, approximately 97% of our total revenue was from North America for the three months ended February 29, 2008.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as HP, Panasonic, IBM, Intel and Lenovo and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Our largest OEM supplier, HP, accounted for approximately 27% of our total revenue for the three months ended February 29, 2008.

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

On April 1, 2008, we purchased substantially all of the assets of New Age Electronics, Inc., or NAE, a privately-held distributor of IT and consumer electronics products to the retail sector. This acquisition is expected to expand our existing consumer electronics product offering by adding consumer products and retail customers. We paid a purchase price of $31.5 million in cash. The acquisition agreement provides for additional deferred and earn-out payments of up to $22.8 million to be paid subject to certain post-closing conditions and on achieving certain milestones within the first 15 months from the date of acquisition. In connection with the net assets acquired, we refinanced approximately $82.0 million in working capital debt.

Restructuring Charges

In fiscal 2007, in connection with the acquisition of substantially all of the assets of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, were intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. During fiscal 2007 we accrued $2.4 million in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” These charges were primarily associated with facilities consolidation of $1.1 million, workforce reductions of $0.7 million and contract termination costs of $0.6 million. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

In fiscal 2007, we recorded $2.7 million for the restructuring, impairment and consolidation of our Canadian operations as a result of the acquisition of RGC and the purchase of our logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1.1 million for facilities consolidation, $0.5 million for workforce reductions, and $0.3 million for other costs. All charges were recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The majority of all non-continuing employees’ terminations were completed by the end of November 30, 2007.

In conjunction with the above restructuring, we recorded an impairment loss of $0.8 million for a property located in Ontario, Canada which is held for sale based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2.1 million at February 29, 2008.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three-month period ended February 29, 2008 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2007. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	February 29, 2008	February 28, 2007
Statements of Operations Data:
Revenue	100.00%	100.00%
Cost of revenue	(94.52)	(95.31)

Gross profit	5.48	4.69
Selling, general and administrative expenses	(3.61)	(3.12)

Income from operations before non-operating items, income taxes and minority interest	1.87	1.57
Interest expense and finance charges, net	(0.24)	(0.19)
Other income (expense), net	(0.11)	0.01

Income before income taxes and minority interest	1.52	1.39
Provision for income taxes	(0.55)	(0.52)

Income before minority interest	0.97	0.87
Minority interest in a subsidiary	(0.01)	0.00

Net income	0.96%	0.87%

Three Months Ended February 29, 2008 and February 28, 2007

Revenue.

	Three Months Ended
	February 29, 2008	February 28, 2007	% Change
	(in thousands)
Revenue	$1,748,574	$1,588,276	10.1%

Our increase in revenue year over year is primarily attributable to increases in our U.S. and Canadian distribution operations. More than half of this revenue increase is the result of the acquisitions of PC Wholesale and RGC. These acquisitions did not contribute any meaningful revenue in the first quarter of fiscal 2007. The remaining increase in revenue was a result of continued organic growth in our business, primarily due to increased volumes resulting from higher demand in most all of our major product categories, augmented by increased selling and marketing efforts. The year over year increase in revenue from our BPO services was not material to the overall revenue growth.

These revenue growth increases were somewhat mitigated by continued significant competition in the IT distribution marketplace, vendor direct sales models, and our desire to focus on operating income growth before revenue growth.

Gross Profit.

	Three Months Ended
	February 29, 2008	February 28, 2007	% Change
	(in thousands)
Gross profit	$95,850	$74,424	28.8%
Percentage of revenue	5.48%	4.69%	16.8%

Our gross profit is affected by a variety of factors, including competition, the mix and various selling prices of products and services we sell, the mix of customers to whom we sell, our sources of revenue by division, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, fluctuations in revenue and overhead costs of our contract assembly and BPO services.

Our gross profit dollars increased primarily due to acquisitions and growth in our core business. Our gross profit as a percentage of revenue increased by 79 basis points over the prior year quarter, of which slightly more than half was driven by the impact of acquisitions made during fiscal year 2007 of RGC, PC Wholesale, SYNNEX-Concentrix Corporation (formerly Link2Support, Inc.) and China Civilink (Cayman). China Civilink (Cayman) operates in China as HiChina Web Solutions. The balance of the increase was due to contributions from our core product distribution businesses resulting from our continued focus on improving all aspects of operations. No specific products or customers, individually or as a group, contributed significantly to the change.

Selling, General and Administrative Expenses.

	Three Months Ended
	February 29, 2008	February 28, 2007	% Change
	(in thousands)
Selling, general and administrative expenses	$63,070	$49,481	27.5%
Percentage of revenue	3.61%	3.12%	15.7%

Our selling, general and administrative expenses consist of approximately 65% in personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income and temporary personnel fees. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment, bad debt expense, amortization expense on our intangible assets and marketing expenses, offset by reimbursements from OEM suppliers.

Selling, general and administrative expenses increased in the first quarter of fiscal 2008, both on a dollar basis as well as percentage of revenue due to an increase in compensation cost of $8.9 million resulting from an increase in employees, primarily from acquisitions, an increase in share-based compensation expense of $0.5 million and an increase in amortization expense of intangible assets of $0.6 million. The remaining increase was due to an increase in variable operating costs to support our increased revenues. These increases are offset in part, by decreased deferred compensation expense due to unrealized losses of $1.2 million.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest.

	Three Months Ended
	February 29, 2008	February 28, 2007	% Change
	(in thousands)
Income from operations before non-operating items, income taxes and minority interest	$32,780	$24,943	31.4%
Percentage of revenue	1.87%	1.57%	19.1%

The increase in our income from operations before non-operating items, income taxes and minority interest as a percentage of revenue was primarily a result of our increase in revenue as well as the increase in gross margin. This increase was slightly offset in part by increases in selling, general and administrative expenses.

Interest Expense and Finance Charges, Net.

	Three Months Ended
	February 29, 2008	February 28, 2007	% Change
	(in thousands)
Interest expense and finance charges, net	$4,167	$3,058	36.3%
Percentage of revenue	0.24%	0.19%	26.3%

Amounts recorded in interest expense and finance charges, net, are primarily due to interest expense paid on our lines of credit, other debt, fees associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facility, offset by income earned on our cash investments and financing income from our Mexico operation.

The increase in interest expense and finance charges, net, was due to higher finance charges of $0.6 million as a result of an increased borrowing base, partially offset by decreased interest rates. In addition, our interest income from our Mexico operation decreased by $0.6 million.

Other Income (Expense), Net.

	Three Months Ended
	February 29, 2008	February 28, 2007	% Change
	(in thousands)
Other income (expense), net	$(2,046)	$158	-1394.9%
Percentage of revenue	0.11%	0.01%	1000.0%

Amounts recorded in other income, net, include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in other income (expense), net for the three months ended February 29, 2008 was due to unrealized losses of $1.2 million trading securities related to our deferred compensation program. In addition, other expense also included approximately $0.8 million for other-than-temporary impairment of our securities and foreign exchange loss of $0.3 million.

Provision for Income Taxes.

Our effective tax rate was 36.0% in the three months ended February 29, 2008 as compared with an effective tax rate of 37.1% in the three months ended February 28, 2007. The effective tax rate in fiscal 2008 was slightly lower than in fiscal 2007, primarily due to higher profit in lower tax jurisdictions.

Minority Interest.

On April 5, 2007, we acquired a controlling interest in HiChina Web Solutions. Minority interest is the portion of earnings from operations from HiChina Web Solutions, attributable to others.

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

Net cash provided by operating activities was $73 million in the three months ended February 29, 2008. Cash provided by operating activities was primarily attributable to the net decrease in accounts receivable of $51 million, a decrease in inventories of $19 million, a decrease in other assets of $16 million, depreciation and amortization of $4 million, and net income of $17 million partially offset by a decrease in accounts payable of $10 million, a decrease in accrued liabilities of $14 million and an increase in vendor receivable of $13 million.

Net cash used in investing activities was $4 million in the three months ended February 29, 2008. Cash used in investing activities was primarily due to the capital expenditures of $4 million, purchase of intangible asset of $1 million and an increase in restricted cash of $1 million offset by net proceeds from short-term investments.

We adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS No. 159 effective December 1, 2007. We did not elect the fair value option for our financial instruments. We have reclassified all cash flows related to securities classified as trading from operating to investing activities in its statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS No. 159. The cash flows from the purchase and proceeds of $2.2 million and $0.8 million, respectively, for trading securities, were reclassified from operating activities to investing activities for the three months ended February 28, 2007.

Net cash used in financing activities was $69 million in the three months ended February 29, 2008, and was primarily related to net repayments of securitization arrangements, bank loans and our revolving line of credit of $53 million and bank overdraft of $16 million.

Capital Resources

Our cash and cash equivalents totaled $43.6 million and $42.9 million at February 29, 2008 and November 30, 2007, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

Off Balance Sheet Arrangements

We have a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada, or Canadian Arrangement, which provides for the sale of U.S. and Canadian trade accounts receivable or Canadian Receivables to a financial institution up to a maximum of C$125.0 million. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.60% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In connection with this Canadian Arrangement, we issued a guarantee of SYNNEX Canada’s performance under the Canadian Arrangement. The amount of our accounts receivable sold to and held by the financial institutions under our Canadian Arrangement totaled $85.2 million and $115.9 million as of February 29, 2008 and November 30, 2007, respectively.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $205.8 million as of February 29, 2008 and $206.1 million as of November 30, 2007. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or the U.S. Arrangement, to sell up to a maximum of $350.0 million in U.S. trade account receivables, or U.S. Receivables. The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. We fund our borrowings by pledging all of our rights, title and interest in and to the U.S. Receivables as security. The balance outstanding and pledged on the U.S. Arrangement as of February 29, 2008 and November 30, 2007 was $262.9 million and $299.9 million, respectively.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. The Revolver is secured by our inventory and other assets and expires in 2011. The Revolver’s maximum commitment was amended from $100.0 million to $120.0 million in April 2008. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% per annum at our option. There were no borrowings outstanding under the Revolver as of February 29, 2008, as of November 30, 2007 the borrowings outstanding were $10.9 million.

SYNNEX Canada has a revolving line of credit arrangement with a credit limit of C$30.0 million. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate. The balance outstanding as of February 29, 2008 and November 30, 2007 was $19.8 million and $17.5 million, respectively. In connection with this revolving credit facility, we issued a guarantee of SYNNEX Canada’s obligations.

SYNNEX Canada obtained a credit facility with HSBC Bank Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days on September 6, 2007. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility can be used for the issuance of a letter of guarantee up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letter of guarantee.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The balance outstanding, under the Term Loan as of February 29, 2008 was $41.5 million and $47.9 million as of November 30, 2007. The Term Loan contains customary financial covenants. In connection with this Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $12.9 million and $13.4 million at February 29, 2008 and November 30, 2007, respectively. At February 29, 2008 and November 30, 2007, we had borrowings of $0.2 million and $0.2 million, respectively, outstanding under these facilities. We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions totaling approximately $12.3 million and $12.4 million at February 29, 2008 and November 30, 2007, respectively. The expiration dates of these facilities range from 2008 to 2017.

We are in compliance with all material covenants or other requirements set forth on the above arrangements.

Related Party Transactions.

Our business relationship to date with MiTAC International Corporation has been informal and is not governed by long term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. We have several standing master agreements with MiTAC International, however these agreements do not require or obligate either party to purchase products or services from the other party. Accordingly, we negotiate pricing terms, on a case-by-case basis with MiTAC International and our contract assembly customers for a given project. Risks related to our relationship with MiTAC International are discussed in our risks factors.

MiTAC International and its affiliates held approximately 44% of our common stock as of February 29, 2008. The Chairman of our Board of Directors is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliated Companies. MiTAC International manufactures and supplies subassemblies and components for some of our contract assembly services customers, including Sun Microsystems, our primary contract assembly services customer. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue, or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms, including allocating customer revenue, on a project-by-project basis with MiTAC International. Purchases of inventories from MiTAC International Corporation and its affiliates (principally motherboards and other peripherals) were approximately $74.0 million and $79.6 million during the three months ended February 29, 2008 and February 28, 2007 respectively. Sales to MiTAC International and its affiliates during the three months ended February 29, 2008 and February 28, 2007, were approximately $0.3 million and $1.1 million, respectively.

During fiscal 2007, we purchased shares of MiTAC International related to a deferred compensation plan participant’s desired investment rate of return. As of February 29, 2008 the fair market value of the common stock acquired was $1.7 million and is included in our trading securities.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued the Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are assessing the potential impact that the adoption of SFAS 161 may have on our financial statements.

During the first quarter of fiscal 2008, we adopted the following accounting standards:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006 and we adopted FIN 48 effective December 1, 2007. See Note 14 for the effect of our application of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” or FSP 157-1, and FSP 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; we adopted the standard, as it applies to our financial instruments, effective December 1, 2007. The impact of adoption of SFAS No. 157 is discussed in Note 15 to Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal 2008. We did not did not elect to apply the fair value option to any of our financial instruments.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three-month period ended February 29, 2008 from our Annual Report on Form 10-K for the year ended November 30, 2007. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 27% and 26% of our total revenue in the three months ended February 29, 2008 and February 28, 2007, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2009. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 29, 2008, we had 655 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

As of February 29, 2008, we had approximately $421.9 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. The terms of our current indebtedness agreements limit or restrict, among other things, our ability to:

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

Our borrowings and securitization arrangements are variable rate obligations that could expose us to interest rate risks. At February 29, 2008, we had approximately $421.9 million in such variable rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

In the three months ended February 29, 2008 and February 28, 2007, approximately 25% and 22%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT service industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT service industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Robert Huang, our President and Co-Chief Executive Officer, Kevin Murai, our Co-Chief Executive Officer, and James Estill, SYNNEX Canada’s President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

We have international operations in Canada, China, Mexico, the Philippines and the United Kingdom. In the three months ended February 29, 2008 and February 28, 2007, approximately 25% and 22%, respectively, of our total revenue was generated outside the United States. In the three months ended February 29, 2008 and February 28, 2007, approximately 22% and 19%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Risks Related to Our Relationship with MiTAC International

As of February 29, 2008, our executive officers, directors and principal stockholders owned approximately 45% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of February 29, 2008, our executive officers, directors and principal stockholders owned approximately 45% of our outstanding common stock. In particular, MiTAC International and its affiliates, owned approximately 44% of our common stock.

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

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract assembly services customers, including Sun Microsystems, our primary contract assembly services customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing and pricing terms on a project-by-project basis, based on manufacturing services rendered by MiTAC International or us. As MiTAC’s ownership interest in us decreases, MiTAC’s interest in the success of our business and operations may decrease as well. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. We may be unable to obtain alternative services and components on similar terms, which may in turn increase our manufacturing costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Mitac Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owns approximately 15.0% of Synnex Technology International and approximately 8.1% of MiTAC International. MiTAC International directly and indirectly owns 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owns approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owns approximately 8.8% of Mitac Incorporated and Synnex Technology International directly and indirectly owns approximately 14.1% of Mitac Incorporated. Synnex Technology International indirectly through its ownership of Peer Developments Limited owns approximately 16.6% of our outstanding common stock. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended November 30, 2007, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that one of our co-chief executive officers, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles in the United States, or GAAP.

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

ITEM 6.	Exhibits

10.1	Amendment No. 4, effective as of February 11, 2008, to Second Amended and Restated Receivables Sale and Servicing Agreement and Second Amended and Restated Receivables Funding and Administration Agreement, by and among the Company, SIT Funding Corporation, Sumitomo Mitsui Banking Corporation, Manhattan Asset Funding Company LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K filed on February 15, 2008).

10.2	Amendment No. 8, effective as of February 11, 2008, to Second Amended and Restated Credit Agreement, 2008, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K filed on February 15, 2008).

10.3	Asset Purchase Agreement dated February 25, 2008, by and among the Company and New Age Electronics, Inc., a California corporation.

10.4	First Amendment to Asset Purchase Agreement dated March 31, 2008, by and among the Company and New Age Electronics, Inc., a California corporation.

31.1	Rule 13a-14(a) Certification of President and Co-Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Co-Chief Executive Officers and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2008

SYNNEX Corporation

By:	/s/ ROBERT T. HUANG
Robert T. Huang
President and Co-Chief Executive Officer

By:	/s/ KEVIN M. MURAI
Kevin M. Murai
Co-Chief Executive Officer

By:	/s/ THOMAS C. ALSBORG
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment No. 4, effective as of February 11, 2008, to Second Amended and Restated Receivables Sale and Servicing Agreement and Second Amended and Restated Receivables Funding and Administration Agreement, by and among the Company, SIT Funding Corporation, Sumitomo Mitsui Banking Corporation, Manhattan Asset Funding Company LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K filed on February 15, 2008).

10.2	Amendment No. 8, effective as of February 11, 2008, to Second Amended and Restated Credit Agreement, 2008, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K filed on February 15, 2008).

10.3	Asset Purchase Agreement dated February 25, 2008, by and among the Company and New Age Electronics, Inc., a California corporation.

10.4	First Amendment to Asset Purchase Agreement dated March 31, 2008, by and among the Company and New Age Electronics, Inc., a California corporation.

31.1	Rule 13a-14(a) Certification of President and Co-Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Co-Chief Executive Officers and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.