Form 10-Q
period 2008-05-31
SYNNEX CORP
filed 2008-07-10
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2008
Common Stock, $0.001 par value	32,009,948

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	May 31, 2008	November 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$50,967	$42,875
Short-term investments	15,039	17,257
Accounts receivable, net	712,173	729,797
Receivable from vendors, net	125,871	96,035
Receivable from affiliates	8,113	9,790
Inventories	745,709	642,524
Deferred income taxes	18,127	18,612
Current deferred assets	17,769	14,478
Other current assets	13,413	16,859

Total current assets	1,707,181	1,588,227
Property and equipment, net	69,822	59,440
Goodwill	129,755	96,350
Intangible assets, net	27,466	21,590
Deferred income taxes	6,246	5,416
Long-term deferred assets	92,378	97,171
Other assets	27,908	18,909

Total assets	$2,060,756	$1,887,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$326,873	$351,142
Accounts payable	569,541	588,801
Payable to affiliates	66,383	67,334
Accrued liabilities	146,953	120,617
Current deferred liabilities	39,533	35,522
Income taxes payable	—	5,103

Total current liabilities	1,149,283	1,168,519
Long-term borrowings	28,318	37,537
Long-term liabilities	25,556	14,533
Long-term deferred liabilities	58,709	60,565
Convertible debt	143,750	—
Deferred income taxes	442	437

Total liabilities	1,406,058	1,281,591

Minority interest	4,324	958

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized,
31,609 and 31,328 shares issued and outstanding	32	31
Additional paid-in capital	201,284	196,128
Accumulated other comprehensive income	34,633	28,939
Retained earnings	414,425	379,456

Total stockholders’ equity	650,374	604,554

Total liabilities and stockholders’ equity	$2,060,756	$1,887,103

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Revenue	$1,878,072	$1,684,808	$3,626,646	$3,273,084
Cost of revenue	(1,777,267)	(1,600,563)	(3,429,991)	(3,114,415)

Gross profit	100,805	84,245	196,655	158,669
Selling, general and administrative expenses	(69,133)	(58,433)	(132,203)	(107,914)

Income from operations before non-operating items, income taxes and minority interest	31,672	25,812	64,452	50,755
Interest expense and finance charges, net	(3,310)	(3,695)	(7,477)	(6,753)
Other income (expense), net	581	904	(1,465)	1,062

Income before income taxes and minority interest	28,943	23,021	55,510	45,064
Provision for income taxes	(10,275)	(8,288)	(19,826)	(16,456)

Income before minority interest	18,668	14,733	35,684	28,608
Minority interest	(158)	(62)	(346)	(62)

Net income	$18,510	$14,671	$35,338	$28,546

Earnings per share:
Basic	$0.59	$0.47	$1.12	$0.93
Diluted	$0.56	$0.45	$1.07	$0.88
Weighted-average common shares outstanding - basic	31,543	30,896	31,461	30,724

Weighted-average common shares outstanding - diluted	33,256	32,657	33,150	32,559

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net income	$35,338	$28,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	5,294	4,080
Amortization of intangible assets	3,836	2,917
Share-based compensation	3,302	2,233
Provision for doubtful accounts	2,085	3,443
Excess tax benefit from share-based compensation	(542)	—
Unrealized (gain) loss on trading securities	343	(848)
Realized (gain) loss on investments and fixed assets	54	(139)
Other-than-temporary impairment on securities	1,023	—
Minority interest	346	62
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	87,839	(147,475)
Receivable from vendors	(23,984)	3
Receivable from affiliates	1,676	(6,709)
Inventories	(30,425)	64,265
Other assets	13,091	8,549
Payable to affiliates	(951)	(27,648)
Accounts payable	(64,458)	1,276
Accrued liabilities	240	8,050
Other liabilities	(4,566)	(15,930)

Net cash provided by (used in) operating activities	29,541	(75,325)

Cash flows from investing activities:
Purchase of short-term investments	(5,035)	(3,183)
Proceeds from sale of short-term investments	6,607	1,972
Acquisition of businesses, net of cash acquired	(16,815)	(108,838)
Purchase of property and equipment	(9,237)	(17,395)
Increase in restricted cash	(2,988)	(1,922)
Purchase of intangible asset	(1,493)	—

Net cash used in investing activities	(28,961)	(129,366)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	885,094	659,663
Payment of revolving line of credit and securitization	(999,710)	(464,295)
Proceeds from bank loan	—	10,425
Payment of bank loan	(13,313)	(12,779)
Proceeds from issuance of convertible debt (net of issuance costs of $3,575)	140,175	—
Excess tax benefit from share-based compensation	542	—
Bank overdraft	(9,341)	14,041
Proceeds from issuance of common stock	2,348	4,913

Net cash provided by financing activities	5,795	211,968

Effect of exchange rate changes on cash and cash equivalents	1,717	2,656

Net increase in cash and cash equivalents	8,092	9,933
Cash and cash equivalents at beginning of period	42,875	27,881

Cash and cash equivalents at end of period	$50,967	$37,814

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net income	$18,510	$14,671	$35,338	$28,546
Other comprehensive income:
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale securities	(11)	—	619	—
Foreign currency translation adjustment	2,767	8,682	5,075	6,865

Total comprehensive income	$21,266	$23,353	$41,032	$35,411

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to original equipment manufacturers (“OEMs”) and reseller customers worldwide. SYNNEX’ service offering includes IT distribution, supply chain management, business process outsourcing (“BPO”) and contract assembly. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom (“UK”).

The accompanying interim unaudited consolidated financial statements as of May 31, 2008 and for the three and six month periods ended May 31, 2008 and 2007 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2007 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008, or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

There have been no material changes in the Company’s significant accounting policies for the three and six month periods ended May 31, 2008 from its disclosure in the Annual Report on Form 10-K for the year ended November 30, 2007, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Restricted cash

As of May 31, 2008 and November 30, 2007, the Company had restricted cash in the amount of $15,181 and $12,192, respectively, for future payments to one of its vendors relating to a long-term project at the Company’s Mexico operation. These amounts are reported in other assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2008, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through May 31, 2008, such losses have been within management’s expectations.

In the three and six months ended May 31, 2008 and 2007, no single customer exceeded 10% or more of the Company’s total revenue, respectively. At May 31, 2008 and November 30, 2007 no single customer comprised more than 10% of the total consolidated accounts receivable balance, respectively. The Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 33% and 30% of the total revenue for the three months ended May 31, 2008 and 2007, and 30% and 28% of the total revenue for the six months ended May 31, 2008 and 2007, respectively.

Fair value of financial instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) in the first quarter of 2008, which did not have a material impact on the financial statements of the Company. See Note 15 – Fair Value of Financial Instruments for additional disclosure on the fair values of foreign exchange contracts, long-term accounts receivable, trading and available-for-sale securities.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

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

The Company plans to settle its conversion spread (i.e., the intrinsic value of convertible debt based on the conversion price and current market price) in shares. The Company accounts for its conversion spread using the treasury stock method. It is the Company’s intent to cash-settle the principal amount of the convertible debt; accordingly, the principal amount has been excluded from the determination of diluted earnings per share.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 161 may have on its consolidated results of operations and financial condition.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP APB 14-1 may have on its consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is assessing the potential impact that the adoption of SFAS No. 162 may have on its consolidated results of operations and financial condition.

During the first quarter of fiscal year 2008, the Company adopted the following accounting standards:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective December 1, 2007. See Note 14 – Income Taxes for the effect of its application of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 was adopted by the Company, as it applies to its financial instruments, effective December 1, 2007. The impact of adoption of SFAS No. 157 is discussed in Note 15 – Fair Value of Financial Instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities– Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal year 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

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

During the three months ended May 31, 2008 no stock options were granted by the Company. During the six months ended May 31, 2008, the Company granted approximately forty thousand stock options, with an estimated total grant-date fair value of $343. During the three and six months ended May 31, 2008, approximately two thousand and twenty-two thousand shares of restricted stock were granted, with an estimated total grant date value of $53 and $478, respectively.

The Company recorded share-based compensation expense, for the three months ended May 31, 2008 and 2007 of $1,735 and $1,229, and for the six months ended May 31, 2008 and 2007 of $3,302 and $2,233, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 4 – BALANCE SHEET COMPONENTS:

	May 31, 2008	November 30, 2007
Short-term investments

Trading securities	$10,525	$12,336
Available-for-sale	288	142
Cost securities	4,226	4,779

	$15,039	$17,257

Accounts receivable, net

Trade accounts receivable	$747,838	$763,723
Less: Allowance for doubtful accounts	(13,519)	(13,258)
Less: Allowance for sales returns	(22,146)	(20,668)

	$712,173	$729,797

Receivable from vendors, net

Receivables from vendors	$128,544	$98,737
Less: Allowance for doubtful accounts	(2,673)	(2,702)

	$125,871	$96,035

Inventories

Components	$76,719	$39,712
Finished goods	668,990	602,812

	$745,709	$642,524

Property and equipment, net

Equipment and computers	$62,914	$60,856
Furniture and fixtures	10,839	10,715
Buildings, leasehold improvements and land	64,038	53,874

	137,791	125,445
Less: Accumulated depreciation	(67,969)	(66,005)

	$69,822	$59,440

Goodwill

	November 30, 2007	Additions	Translation	May 31, 2008
Goodwill	$96,350	$31,557	$1,848	$129,755

Goodwill increased as of May 31, 2008, compared to November 30, 2007, due to $24,571 for the acquisition of New Age Electronics, Inc. (“NAE”) based on a preliminary purchase price allocation (see Note 12 – Acquisitions for additional information), and finalization of the purchase price allocation and earn-out payments related to SYNNEX-Concentrix Corporation (formerly Link2Support, Inc.) of $5,265 and HiChina Web Solutions of $1,413.

Intangible assets, net

	May 31, 2008			November 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$22,062	$(19,434)	$2,628	$22,062	$(18,458)	$3,604
Customer lists	33,380	(11,217)	22,163	25,108	(8,677)	16,431
Other intangible assets	4,966	(2,291)	2,675	3,443	(1,888)	1,555

	$60,408	$(32,942)	$27,466	$50,613	$(29,023)	$21,590

Amortization expense for the three months ended May 31, 2008 and 2007 was $2,022 and $1,719, and for the six months ended May 31, 2008 and 2007 was $3,836 and $2,917, respectively. Intangible assets increased as of May 31, 2008 compared to November 30, 2007 due to the purchase of a brand name by SYNNEX Canada for $1,493 and $8,000 for intangible assets associated with the purchase of NAE (see Note 12 – Acquisitions for additional information).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 5 – INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	May 31, 2008			November 30, 2007
	Cost	Unrealized (Losses)/Gains	Fair Value	Cost	Unrealized (Losses)/Gains	Fair Value
Short-term investments
Trading securities	$10,592	$(67)	$10,525	$11,731	$605	$12,336
Available-for-sale	302	(14)	288	772	(630)	142
Cost securities	4,226	—	4,226	4,779	—	4,779

	$15,120	$(81)	$15,039	$17,282	$(25)	$17,257

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan.

For the three months ended May 31, 2008 the Company recorded an other-than-temporary loss of $217 on cost securities and for the six months ended May 31, 2008 the Company recorded an other-than-temporary loss of $630 on available-for-sale securities and $393 on cost securities, respectively.

NOTE 6 – ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) to sell up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. The Company funds its borrowings by pledging all of its rights, title and interest in and to the U.S. Receivables as security. The balance outstanding on the U.S. Arrangement as of May 31, 2008 and November 30, 2007 was $277,200 and $299,900, respectively.

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

SYNNEX Canada Limited (“SYNNEX Canada”) has a one-year revolving accounts receivable securitization program in Canada (the “Canadian Arrangement”), which provides for the sale of U.S. and Canadian trade receivables (“Canadian Receivables”) to a financial institution up to a maximum of C$125,000. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.60% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at May 31, 2008 and November 30, 2007 was $66,935 and $115,900, respectively.

The Company issued a guarantee of SYNNEX Canada’s obligations under the Canadian Arrangement in favor of the financial institution. The scope of this guarantee primarily consists of the obligation to guarantee SYNNEX Canada’s obligation to sell certain of its receivables to the financial institution. The Company also agreed to certain covenants regarding maintenance of its existence, compliance with law, limitations on changes to its business, reporting requirements, and to financial covenants requiring the Company to maintain a specified net worth on a consolidated basis.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 16 – Commitments and Contingencies for additional information. The net sales financed for the three months ended May 31, 2008 and 2007 were $238,666 and $241,068, and for the six months ended May 31, 2008 and 2007 were $468,444 and $445,918, respectively. Approximately $49,619 and $68,839 of accounts receivable at May 31, 2008 and November 30, 2007, respectively, were subject to flooring agreements. Flooring fees were approximately $957 and $1,462 in the three months ended May 31, 2008 and 2007, and $1,960 and $2,674 in the six months ended May 31, 2008 and 2007, respectively, and are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 7 – BORROWINGS:

Borrowings consist of the following:

	May 31, 2008	November 30, 2007
SYNNEX U.S. securitization	$277,200	$299,900
SYNNEX U.S. revolving line of credit	—	10,900
SYNNEX Canada revolving line of credit	26,170	17,470
SYNNEX Canada term loan	11,921	12,368
SYNNEX Mexico term loan	37,480	47,874
Others	2,420	167

	355,191	388,679
Less: Current portion	(326,873)	(351,142)

Non-current portion	$28,318	$37,537

SYNNEX U.S. securitization

The U.S. Arrangement allows the Company to sell up to a maximum of $350,000 in U.S. Receivables. The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum.

SYNNEX U.S. senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions. The Revolver’s maximum commitment was amended from $100,000 to $120,000 in April 2008. Interest on borrowings under the Revolver is currently based on the financial institution’s prime rate or LIBOR plus 1.50% per annum at the Company’s option. The Revolver is secured by the Company’s inventory and its other assets (including the assets of its domestic subsidiaries, but excluding the assets of and ownership in its foreign subsidiaries) and expires in February 2011.

SYNNEX Canada revolving line of credit

SYNNEX Canada has a revolving line of credit arrangement with a credit limit of C$30,000. The revolving credit facility expires in January 2010. Interest on this facility is currently based on the Canadian adjusted prime rate. SYNNEX Canada has granted a lien on substantially all of its assets in favor of the lenders under its revolving credit facility. In connection with this revolving credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations, of up to C$20,000.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017.

SYNNEX Mexico secured term loan

SYNNEX Mexico S.A. de C.V. (“SYNNEX Mexico”) established a secured term loan agreement (the “Term Loan”) with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is currently the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009.

Others

SYNNEX UK has a British pound denominated loan agreement with a financial institution. The total credit available under this facility was $1,981 as of May 31, 2008. The interest rate on this credit facility is LIBOR plus 1.5% per annum. There were no borrowings outstanding at May 31, 2008 and November 30, 2007.

SYNNEX UK has a second British pound denominated loan agreement with a financial institution. The total credit available under this facility was $10,895 as of May 31, 2008. The interest rate for this facility is the financial institution’s prime rate plus 1.5% per annum. The balance outstanding at May 31, 2008 and November 30, 2007 was $181 and $158, respectively.

The Company has other overdraft and lines of credit facilities. The balance outstanding as of May 31, 2008 was $2,239 and there were no outstanding balances as of November 30, 2007.

SYNNEX Canada credit facility

SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days on September 6, 2007. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility can be used for the issuance of a letter of guarantee up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3,000 in cash on deposit with the financial

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20,000. There were no borrowings outstanding at May 31, 2008 and November 30, 2007.

The total interest expense and finance charges for accounts receivable securitization, revolver, debt and all other lines of credit was $5,883 and $6,210 for the three months ended May 31, 2008 and 2007, and $12,654 and $12,135 for the six months ended May 31, 2008 and 2007, respectively, and is included in interest expense and finance charges, net in the statement of operations. The range of interest rates was between 1.93% and 9.94% in the second quarter of fiscal year 2008.

Covenants compliance

In relation to the U.S. Arrangement, the Revolver, the SYNNEX Canada revolving line of credit and the SYNNEX Mexico secured term loan, the Company has a number of covenants and restrictions that, among other things, requires the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of its convertible debt subject to certain liquidity tests.

As of May 31, 2008 the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $205,381 and $206,100 as of May 31, 2008 and November 30, 2007, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 8 – CONVERTIBLE DEBT:

In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Notes”) in a private placement. The Notes bear interest at a rate of 4.0% per annum. Interest on the Notes will be payable in cash semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. In addition, the Company will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note will equal 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes will mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if the Company has called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest.

The Company may not redeem the Notes prior to May 20, 2013. The Company may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the redemption date.

Holders may require the Company to repurchase all or a portion of their Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the repurchase date. If the Company undergoes a fundamental change,

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

holders may require it to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the fundamental change repurchase date.

The Notes are senior unsecured obligations of the Company and will rank equally in right of payment with other senior unsecured debt and will rank senior to subordinated notes, if any. The Notes will effectively rank junior to any of the Company’s secured indebtedness to the extent of the assets securing such indebtedness. The Notes will also be structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of the Company’s subsidiaries. The net proceeds from the Notes were used for general corporate purposes and to reduce outstanding balances under the U.S. Arrangement and the Revolver.

The Notes are governed by an indenture, dated as of May 12, 2008, between the Company and the U.S. Bank National Association, as trustee, which contains customary events of default.

The Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value with no separate accounting for the conversion features. The right of the Holders to require the Company to repurchase the Notes in the event of a fundamental change requires separate measurement from the Notes; however, the amount is insignificant. The additional shares issuable following certain corporation transactions and the contingent interest do not require bifurcation and separate measurement from the Notes.

NOTE 9 – NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net income	$18,510	$14,671	$35,338	$28,546

Weighted-average common shares-basic	31,543	30,896	31,461	30,724
Effect of dilutive securities:
Stock options and restricted stock	1,713	1,761	1,689	1,835

Weighted-average common shares-diluted	33,256	32,657	33,150	32,559

Earnings per share:
Basic	$0.59	$0.47	$1.12	$0.93
Diluted	$0.56	$0.45	$1.07	$0.88

Options to purchase fifty-six and seventy-seven shares of common stock for the three and six months ended May 31, 2008 and eight hundred and forty-nine and eight hundred and thirty-eight shares of common stock for the three and six months ended May 31, 2007, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 10 – RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of May 31, 2008, MiTAC International and its affiliates beneficially owned approximately 42% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman of the Board of Directors and a non-executive director since 1992, is also the Chairman of MiTAC International and each of its affiliated entities below.

The Company works closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboard and other peripherals, from MiTAC International and its affiliates totaling approximately $65,499 and $64,839 for the three months ended May 31, 2008 and 2007, respectively, and $139,545 and $144,485 during the six months ended May 31, 2008 and 2007, respectively. The Company’s sales to MiTAC International and its affiliates in the three months ended May 31, 2008 and 2007, totaled approximately $385 and $188, respectively, and $693 and $1,277 for the six months ended May 31, 2008 and 2007, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

Accordingly, the Company negotiates manufacturing and pricing terms on a case-by-case basis with MiTAC International and its contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, the Company believes that the significant terms under these agreements, including pricing, would not differ in any material way from the

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by its Audit Committee, which is composed of independent directors only. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed of independent directors only.

More specifically, because the Company remains dependent on MiTAC International as a contract assembly partner, any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on its business, particularly its contract assembly business with Sun Microsystems.

Beneficial Ownership of the Company’s Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 42% of the Company’s common stock as of May 31, 2008. These shares are owned by the following MiTAC affiliates:

MiTAC Affiliate Shares
MiTAC International (1)	8,252,824
Synnex Technology International Corp. (2)	5,294,444

Total	13,547,268

(1)	Shares held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,345,151 shares (of which 43,150 shares are directly held and 1,302,001 shares are subject to exercisable options) held by Matthew Miau.
(2)	Shares held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International Corp., or Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of these MiTAC entities is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it do so in the future.

During fiscal year 2007, the Company purchased shares of MiTAC International related to the deferred compensation plan of Robert Huang, its President and Co-Chief Executive Officer. As of May 31, 2008, the value of the stock acquired was $1,650. Except as described herein, none of the Company’s officers or directors has an interest in any of these MiTAC entities.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International nor Synnex Technology International is restricted from competing with the Company.

NOTE 11 – GEOGRAPHIC INFORMATION:

The Company primarily operates in North America. The U.S. and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three and six months ended May 31, 2008 and 2007 and for each of the periods then ended:

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Revenue
North America	$1,831,494	$1,627,672	$3,527,775	$3,158,900
Other	46,578	57,136	98,871	114,184

	$1,878,072	$1,684,808	$3,626,646	$3,273,084

	As of
	May 31, 2008	November 30, 2007
Long-lived assets
North America	$64,784	$55,719
Other	32,946	22,630

	$97,730	$78,349

Revenue in the U.S. was approximately 79% and 78% of total revenue for the three months ended May 31, 2008 and 2007, and 77% and 78% of total revenue for the six months ended May 31, 2008 and 2007, respectively. Revenue in Canada was approximately 19% of total revenue for the three months ended May 31, 2008 and 2007, and 20% and 19% of total revenue for the six months ended May 31, 2008 and 2007, respectively. No other geographical location accounted for more than 10% of the Company’s total revenue.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 12 – ACQUISITIONS:

On April 1, 2008, the Company purchased substantially all of the assets of NAE, a privately-held distributor of IT and consumer electronics products to the retail sector. The Company expects this acquisition will expand its consumer electronics distribution business. The Company paid a purchase price of $31,500 in cash and accrued $11,750 to be paid subject to compliance with certain post closing conditions. The acquisition agreement provides for additional earn-out payments of up to $11,000 to be paid subject to achieving certain milestones after the first 12 months from the date of acquisition. In connection with the net assets acquired, the Company refinanced approximately $84,003 in working capital debt. The NAE business has been substantially integrated into the Company’s operations.

The preliminary purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed is as follows:

Fair Value
Purchase consideration
Cash paid	$31,500
Accrual subject to post-closing conditions	11,750

$43,250

Allocation
Cash	$11,164
Accounts receivable	69,600
Inventory	72,100
Program receivable	5,223
Fixed assets, net	1,248
Prepaid expenses and other assets	648
Goodwill	24,571
Intangible assets, net	8,000
Accounts payable	(53,939)
Accrued liabilities	(11,160)
Lease obligations	(202)
Loan payable	(84,003)

$43,250

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of NAE had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and depreciation expense.

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Revenue	$1,944,663	$1,874,324	$3,926,298	$3,669,452
Net income	18,059	12,867	36,091	26,524

Net income per common share-basic	$0.57	$0.42	$1.15	$0.86
Net income per common share-diluted	0.54	0.39	1.09	0.81

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other fiscal year 2008 acquisitions

The Company’s other fiscal year 2008 acquisitions, which were all in the Company’s BPO business, were not significant individually or in the aggregate. In the second quarter of fiscal year 2008, the Company acquired three companies for an estimated total cash consideration of approximately $2,954.

The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. The Company is continuing to evaluate the allocation of the purchase price to net tangible and identifiable intangible assets and does not expect the final allocation of the purchase price to have a material impact on the Company’s financial position, results of operations, or cash flows.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 13 – RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, were intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. During fiscal year 2007, the Company accrued $2,358 in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). These charges were primarily associated with facilities consolidation of $1,050, workforce reductions of $691 and contract termination costs of $617.

In fiscal year 2007, the Company recorded $2,744 for the restructuring and consolidation of its Canadian operations as a result of the acquisition of RGC and the purchase of a new logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1,107 for facilities consolidation, $508 for workforce reductions, and $278 for other costs. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The majority of all employees’ terminations were completed by November 30, 2007. The Company recorded an impairment loss of $851 included in the above $2,744 restructuring cost for a property located in Ontario, Canada, that is held for sale, based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2,114 at May 31, 2008 and $2,149 as of November 30, 2007.

The following table summarizes the activity related to the liability for restructuring charges through May 31, 2008:

Restructuring charges per EITF 95-3:

	Severance and Benefits	Facility and Exit Costs	Contractual Obligations	Other	Total
Balance of accrual at November 30, 2007	$120	$1,050	$219	$23	$1,412
Cash payments	(86)	(448)	—	—	(534)
Non-cash adjustments	—	—	(94)	—	(94)

Balance of accrual at May 31, 2008	$34	$602	$125	$23	$784

Restructuring charges per SFAS No. 146:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2007	$8	$489	$37	$534
Cash payments	(3)	(271)	(37)	(311)

Balance of accrual at May 31, 2008	$5	$218	$—	$223

The unpaid portion of the restructuring charges is included in the consolidated balance sheet under the caption “Accrued liabilities.”

The cash payments for all the amounts accrued related to these restructuring activities will be paid in fiscal year 2009.

In fiscal year 2008, in connection with the acquisition of NAE, the Company recorded liabilities of $601 under EITF 95-3. The measures, which included workforce reductions and facilities consolidation, were intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. These charges were primarily associated with workforce reductions of $435 and facilities consolidation of $166. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

Restructuring charges per EITF 95-3:

	Severance and Benefits	Facility and Exit Costs	Total
Accrual on April 1, 2008	$435	$166	$601
Cash payments	(167)	(48)	(215)

Balance of accrual at May 31, 2008	$268	$118	$386

The cash payments for all the amounts accrued related to these restructuring activities will be paid by the end of fiscal year 2008.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

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

In adopting FIN 48, the Company has reclassified liabilities for unrecognized tax benefits for which the Company does not anticipate payment within one year to long-term income taxes payable. In addition, the Company has presented long-term deferred tax assets for certain benefits associated with the FIN 48 liability on a gross basis. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense.

The adoption of FIN 48 resulted in the reduction of the Company’s consolidated beginning retained earnings by $370. As of the adoption date, the Company had gross unrecognized tax benefits of $5,107, of which $2,483 would affect the effective tax rate if realized. The Company has accrued interest of $635 for unrecognized tax benefits. The Company does not expect significant changes in its unrecognized tax benefits in the next twelve months.

The Company conducts business globally and files income tax returns in the U.S. and various state, local and foreign tax jurisdictions. The Company is subject to examination and audit by taxing authorities in the U.S. and Canada for tax years after fiscal 2003.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company adopted SFAS No. 157 effective December 1, 2007 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for the adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above SFAS No. 157 categories as of May 31, 2008:

	May 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$10,525	$10,525	$—	$—
Available-for-sale securities	288	288	—	—
Forward foreign currency exchange contracts	(990)	—	(990)	—
Long-term accounts receivable	62,090	—	62,090	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and credit worthiness.

The company recorded a loss of $1,320 and $733 for the three months ended May 31, 2008 and 2007, and a loss of $3,224 and $379 for the six months ended May 31, 2008 and 2007, respectively, under “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of May 31, 2008 and November 30, 2007:

	As of May 31, 2008		As of November 30, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost investments	$7,384	$7,384	$7,779	$7,779
Long-term debt	28,318	28,318	37,537	37,537
Convertible debt	143,750	150,046	—	—

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

The Company’s investments accounted for under the cost method consist of equity securities in a private entity, investments in a hedge fund, and investments in a private equity fund. The fair value of the investments in a hedge fund and private equity fund was determined by analyzing the underlying invested assets. The fair value of the equity securities is based on a valuation model developed internally to measure impairment primarily based on the operating results and future earning prospects of the investee. The carrying value of long-term debt approximates fair value since current interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible debt traded in the open market.

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

The Company has adopted SFAS No. 159 effective December 1, 2007. The Company has not elected the fair value option for its financial instruments. The Company has reclassified all cash flows related to securities classified as trading from operating to investing activities in its statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS No. 159. The cash flows from the purchase and proceeds of $7,329 and $24,166, respectively, for trading securities, were reclassified from operating activities to investing activities for the six months ended May 31, 2007.

NOTE 16 – COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at May 31, 2008, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6 – Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2008 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

NOTE 17 – LEGAL SETTLEMENT:

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

We combine our core strengths in demand generation, IT distribution, supply chain management, and contract assembly in an effort to help our customers achieve efficient time to market, cost minimization, real-time linkages in the supply chain and provide aftermarket product support. As of May 31, 2008 we distributed approximately 15,000 technology products, as measured by active SKUs, from more than 100 IT OEM suppliers to more than 15,000 resellers throughout the United States, Canada and Mexico. As of May 31, 2008 we had over 6,000 full-time employees worldwide with operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom. From a geographic perspective, approximately 98% and 97% of our total revenue was from North America for the three and six months ended May 31, 2008, respectively.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as HP, Panasonic, IBM, Intel and Lenovo and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Our largest OEM supplier, Hewlett-Packard Company, or HP, accounted for approximately 33% and 30% of our total revenue for the three and six months ended May 31, 2008, respectively.

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

Our revenue is highly dependent on the end-market demand for IT products and services. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industry or increased price-based competition.

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

On April 1, 2008, we purchased substantially all of the assets of New Age Electronics Inc. or NAE, a privately-held distributor of IT and consumer electronics products to the retail sector. We expect this acquisition will expand our consumer electronics distribution business. We paid a purchase price of $31.5 million in cash and accrued $11.8 million to be paid subject to compliance with certain post closing conditions. The acquisition agreement provides for additional earn-out payments of up to $11.0 million to be paid subject to achieving certain milestones after the first 12 months from the date of acquisition. In connection with the net assets acquired, we refinanced approximately $84.0 million in working capital debt. The NAE business has been substantially integrated into our operations.

The preliminary purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed is as follows:

Fair Value
(in thousands)
Purchase consideration
Cash paid	$31,500
Accrual subject to post-closing conditions	11,750

$43,250

Allocation
Cash	$11,164
Accounts receivable	69,600
Inventory	72,100
Program receivable	5,223
Fixed assets, net	1,248
Prepaid expenses and other assets	648
Goodwill	24,571
Intangible assets, net	8,000
Accounts payable	(53,939)
Accrued liabilities	(11,160)
Lease obligations	(202)
Loan payable	(84,003)

$43,250

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of NAE had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and depreciation expense.

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	(in thousands)		(in thousands)
Revenue	$1,944,663	$1,874,324	$3,926,298	$3,669,452
Net income	18,059	12,867	36,091	26,524

Net income per common share-basic	$0.57	$0.42	$1.15	$0.86
Net income per common share-diluted	0.54	0.39	1.09	0.81

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other fiscal year 2008 acquisitions

Our other fiscal year 2008 acquisitions, which were all in our BPO business, were not significant individually or in the aggregate. In the second quarter of fiscal year 2008, we acquired three companies for an estimated total cash consideration of approximately $3.0 million.

The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. We are continuing to evaluate the allocation of the purchase price to net tangible and identifiable intangible assets and do not expect the final allocation of the purchase price to have a material impact on our financial position, results of operations, or cash flows.

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of substantially all of the assets of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, were intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. During fiscal year 2007 we accrued $2.4 million in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3. These charges were primarily associated with facilities consolidation of $1.1 million, workforce reductions of $0.7 million and contract termination costs of $0.6 million.

In fiscal year 2007, we recorded $2.7 million for the restructuring, impairment and consolidation of our Canadian operations as a result of the acquisition of RGC and the purchase of our logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1.1 million for facilities consolidation, $0.5 million for workforce reductions, and $0.3 million for other costs. All charges were recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The majority of all employees’ terminations were completed by the end of November 30, 2007.

In conjunction with the above restructuring, we recorded an impairment loss of $0.8 million for a property located in Ontario, Canada that is held for sale based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2.1 million at May 31, 2008 and November 30, 2007.

In fiscal year 2008, in connection with the acquisition of NAE, we recorded liabilities of $0.6 million under EITF 95-3. The measures, which included workforce reductions and facilities consolidation, were intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. These charges were primarily associated with workforce reductions of $0.4 million and facilities consolidation of $0.2 million. These items are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and six-month periods ended May 31, 2008 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2007. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.63)	(95.00)	(94.58)	(95.15)

Gross profit	5.37	5.00	5.42	4.85
Selling, general and administrative expenses	(3.68)	(3.47)	(3.64)	(3.30)

Income from operations before non-operating items, income taxes and minority interest	1.69	1.53	1.78	1.55
Interest expense and finance charges, net	(0.18)	(0.22)	(0.21)	(0.21)
Other income (expense), net	0.03	0.05	(0.04)	0.03

Income before income taxes and minority interest	1.54	1.36	1.53	1.37
Provision for income taxes	(0.54)	(0.49)	(0.55)	(0.50)

Income before minority interest	1.00	0.87	0.98	0.87
Minority interest	(0.01)	0.00	(0.01)	0.00

Net income	0.99%	0.87%	0.97%	0.87%

Three and Six Months Ended May 31, 2008 and 2007

Revenue.

	Three Months Ended			Six Months Ended
	May 31, 2008	May 31, 2007	% Change	May 31, 2008	May 31, 2007	% Change
	(in thousands)			(in thousands)
Revenue	$1,878,072	$1,684,808	11.5%	$3,626,646	$3,273,084	10.8%

We sell in excess of 15,000 (as measured by active SKU’s) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. Also, the products we sell from one period to the next are often not comparable because of rapid changes in product models and features.

Our increase in revenue year over year was primarily attributable to an increase in our U.S. and Canadian distribution operations. More than three-fourths of the increase in the U.S. and Canada was attributable to our acquisition of NAE during fiscal year 2008 and a full quarter impact of the acquisition of RGC, which occurred on May 1, 2007.

More than half of the increase in revenue year over year for the six months ended May 31, 2008 was attributable to our acquisition of NAE and the full impact of six months operations of RGC and PC Wholesale, which was acquired on February 28, 2007. The remaining increase in revenue was a result of continued organic growth in our business in all major categories, primarily due to increased volumes resulting from higher demand, augmented by increased selling and marketing efforts, and market share gains. The BPO services revenue was not material to our overall revenue growth.

These revenue growth increases were somewhat mitigated by continued significant competition in the IT distribution marketplace, vendor direct sales models, our desire to focus on operating income growth before revenue growth, and a softer North American economy.

Gross Profit.

	Three Months Ended			Six Months Ended
	May 31, 2008	May 31, 2007	% Change	May 31, 2008	May 31, 2007	% Change
	(in thousands)			(in thousands)
Gross profit	$100,805	$84,245	19.7%	$196,655	$158,669	23.9%
Percentage of revenue	5.37%	5.00%	7.4%	5.42%	4.85%	11.8%

Our gross profit is affected by a variety of factors, including competition, the mix and various selling prices of products and services we sell, the mix of customers to whom we sell, our sources of revenue by division, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, fluctuations in revenue and overhead costs of our contract assembly business and demand for our BPO services.

Our gross profit as a percentage of revenue increased by 37 basis points over the prior year quarter for the three months ended May 31, 2008 primarily due to our acquisitions made in fiscal year 2007. The increase was also driven by our continued focus to improve all aspects of our gross margin as well as the impact of expansion of our business process services model.

The increase of 57 basis points in our gross profit as a percentage of revenue over the prior year period for the six months ended May 31, 2008 was primarily due to the above mentioned factors.

No specific products or customers, or changes in pricing strategy individually or as a group, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses.

	Three Months Ended			Six Months Ended
	May 31, 2008	May 31, 2007	% Change	May 31, 2008	May 31, 2007	% Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$69,133	$58,433	18.3%	$132,203	$107,914	22.5%
Percentage of revenue	3.68%	3.47%	6.1%	3.64%	3.30%	10.3%

Approximately two-thirds of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel fees. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment, bad debt expense, amortization expense on our intangible assets and marketing expenses, offset in part by reimbursements from OEM suppliers.

Selling, general and administrative expenses increased in the second quarter of fiscal year 2008, both on a dollar basis as well as percentage of revenue due to an increase in compensation cost of $6.8 million resulting from an increase in employees, primarily from acquisitions, an increase in aggregate professional services fees of $1.0 million, an increase in travel expenses of $0.7 million and an increase in amortization expense of intangible assets of $0.6 million.

Selling, general and administrative expenses increased in the six months ended May 31, 2008, both on a dollar basis as well as percentage of revenue due to an increase in compensation cost of $15.7 million resulting from an increase in employees, primarily from acquisitions made in fiscal year 2008 and the full impact of acquisitions made in fiscal year 2007, an increase in professional fees of $1.7 million, an increase in amortization expense of intangible assets of $1.1 million and an increase in travel expenses of $0.8 million. The remaining increase was due to an increase in variable operating costs to support our increased revenue.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest.

	Three Months Ended			Six Months Ended
	May 31, 2008	May 31, 2007	% Change	May 31, 2008	May 31, 2007	% Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and minority interest	$31,672	$25,812	22.7%	$64,452	$50,755	27.0%
Percentage of revenue	1.69%	1.53%	10.5%	1.78%	1.55%	14.8%

The increase in our income from operations before non-operating items, income taxes and minority interest as a percentage of revenue was primarily a result of an increase in our revenue as well as an increase in gross margin. This increase was slightly offset in part by increases in selling, general and administrative expenses.

Interest Expense and Finance Charges, Net.

	Three Months Ended			Six Months Ended
	May 31, 2008	May 31, 2007	% Change	May 31, 2008	May 31, 2007	% Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$3,310	$3,695	-10.4%	$7,477	$6,753	10.7%
Percentage of revenue	0.18%	0.22%	-18.2%	0.21%	0.21%	0.0%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit, other debt, fees associated with third party accounts receivable flooring arrangements and the sale of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our Mexico operation.

The decrease in interest expense and finance charges, net, for the three months ended May 31, 2008 compared to the prior year quarter was due to lower finance charges of $0.8 million primarily as a result of lower interest rates. This decrease was offset by a reduction in our interest income from our Mexico operation of $0.6 million.

The increase in interest expense and finance charges, net, for the first six months ended May 31, 2008 compared to the prior year period was due to higher finance charges of $0.2 million primarily as a result of increased borrowings to support our business growth, partially offset by decreased interest rates. In addition, our interest income from our Mexico operation and other deposits decreased by $0.9 million.

Other Income (Expense), Net.

	Three Months Ended			Six Months Ended
	May 31, 2008	May 31, 2007	% Change	May 31, 2008	May 31, 2007	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$581	$904	-35.7%	$(1,465)	$1,062	-237.9%
Percentage of revenue	0.03%	0.05%	-40.0%	0.04%	0.03%	33.3%

Amounts recorded as other income, net, include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The decrease in other income for the three months ended May 31, 2008 compared to the prior year quarter was due to a decrease in gains of $0.7 million of trading securities related to our deferred compensation program partially offset by an increase in foreign exchange gain of approximately $0.3 million.

The decrease in other income (expense), net for the six months ended May 31, 2008 compared to the prior year period was due to losses of $1.8 million of trading securities related to our deferred compensation program. In addition, other expense also included approximately $1.0 million for other-than-temporary impairment of our securities related to our deferred compensation program, offset by a foreign exchange gain of $0.6 million.

Provision for Income Taxes.

Our effective tax rate in the three and six months ended May 31, 2008 was 35.5% and 35.7% as compared with an effective tax rate of 36% and 36.5% in the three and six months ended May 31, 2007, respectively. The effective tax rate in fiscal year 2008 was slightly lower than in fiscal year 2007, primarily due to higher profit in lower tax jurisdictions.

Minority Interest.

Minority interest represents the portion of earnings attributable to other minority shareholders.

Liquidity and Capital Resources

Cash Flows.

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs and the sale of our accounts receivable under our securitization programs for our working capital needs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, convertible debt, bank credit lines and cash generated from operations. The primary uses of cash have been to fund increases in inventory and accounts receivable resulting from increased sales, and for acquisitions.

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

Net cash provided by operating activities was $29.5 million in the six months ended May 31, 2008. Cash provided by operating activities was primarily attributable to the net decrease in accounts receivable of $87.8 million, net income of $35.3 million, a decrease in other assets of $13.1 million and depreciation and amortization of $9.1 million, partially offset by a decrease in accounts payable of $64.5 million, an increase in inventories of $30.4 million, and an increase in vendor receivable of $24.0 million. The net cash flow provided by operating activities increased mainly due to increased earnings.

Net cash used in investing activities was $29.0 million in the six months ended May 31, 2008. Cash used in investing activities was primarily for the acquisitions of NAE and others of $16.8 million (net of cash acquired of $16.9 million), capital expenditures of $9.2 million, purchase of an intangible asset of $1.5 million and an increase in restricted cash of $3.0 million offset by net proceeds from short-term investments.

We adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS No. 159 effective December 1, 2007. We did not elect the fair value option for our financial instruments. We have reclassified all cash flows related to securities classified as trading from operating to investing activities in our statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS No. 159. The cash flows from the purchase and proceeds of $3.2 million and $2.0 million, respectively, for trading securities, were reclassified from operating activities to investing activities for the six months ended May 31, 2007.

Net cash provided by financing activities was $5.8 million in the six months ended May 31, 2008, and was primarily related to the proceeds related to the issuance of convertible debt of $140.2 million, net, offset by the net repayments of securitization arrangements, bank loans and our revolving line of credit of $127.9 million and bank overdraft of $9.3 million.

Capital Resources.

Our cash and cash equivalents totaled $51.0 million and $42.9 million at May 31, 2008 and November 30, 2007, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

Off Balance Sheet Arrangements.

We have a one-year revolving accounts receivable securitization program in Canada through SYNNEX Canada, or Canadian Arrangement, which provides for the sale of U.S. and Canadian trade accounts receivable, or Canadian Receivables, to a financial institution up to a maximum of C$125.0 million. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.60% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amount of our accounts receivable sold to and held by the financial institutions under our Canadian Arrangement totaled $66.9 million and $115.9 million as of May 31, 2008 and November 30, 2007, respectively.

We issued a guarantee of SYNNEX Canada’s obligations under the Canadian Arrangement in favor of a financial institution in Canada. The scope of this guarantee primarily consists of the obligation to guarantee SYNNEX Canada’s obligation to sell certain of its receivables to the financial institution in Canada. We also agreed to certain covenants regarding maintenance of our existence, compliance with law, limitations on changes to our business, reporting requirements, and to financial covenants requiring us to maintain a specified net worth on a consolidated basis.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $205.4 million as of May 31, 2008 and $206.1 million as of November 30, 2007. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements.

We primarily finance our U.S. operations with an accounts receivable securitization program, or the U.S. Arrangement, to sell up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. We fund our borrowings by pledging all of our rights, title and interest in and to the U.S. Receivables as security. The balance outstanding and pledged on the U.S. Arrangement as of May 31, 2008 and November 30, 2007 was $277.2 million and $299.9 million, respectively.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. The Revolver’s maximum commitment was amended from $100.0 million to $120.0 million in April 2008. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% per annum at our option. The Revolver is secured by our inventory and other assets (including the assets of our domestic subsidiaries, but excluding the assets of and ownership in our foreign subsidiaries) and expires in February 2011. There were no borrowings outstanding under the Revolver as of May 31, 2008, as of November 30, 2007 the borrowings outstanding were $10.9 million.

SYNNEX Canada has a revolving line of credit arrangement with a credit limit of C$30.0 million. The revolving credit facility expires in January 2010. Interest on this facility is based on the Canadian adjusted prime rate. SYNNEX Canada has granted a lien on substantially all of its assets in favor of the lenders under its revolving credit facility. In connection with this revolving credit facility, we issued a guarantee of SYNNEX Canada’s obligations, of up to C$20.0 million, and agreed to subordinate our right to repayment of amounts received from SYNNEX Canada to the prior repayment of SYNNEX Canada’s obligations under its revolving credit facility, except to the extent that SYNNEX Canada is permitted to make distributions to us in accordance with the terms of its revolving credit facility. The balance outstanding as of May 31, 2008 and November 30, 2007 was $26.2 million and $17.5 million, respectively.

SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days on September 6, 2007. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility can be used for the issuance of a letter of guarantee up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3.0 million in cash on deposit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20.0 million.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium

Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The balance outstanding, under the Term Loan as of May 31, 2008 was $37.5 million and $47.9 million as of November 30, 2007. The Term Loan contains customary financial covenants. In connection with this Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $12.9 million and $13.4 million at May 31, 2008 and November 30, 2007, respectively. At May 31, 2008 and November 30, 2007, we had borrowings of $2.4 million and $0.2 million, respectively, outstanding under these facilities. We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions totaling approximately $11.9 million and $12.4 million at May 31, 2008 and November 30, 2007, respectively. The expiration dates of these facilities range from 2008 to 2017.

Covenants compliance.

In relation to our U.S. Arrangement, the Revolver, SYNNEX Canada revolving line of credit and SYNNEX Mexico secured term loan, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the convertible debt subject to certain liquidity tests.

As of May 31, 2008 we were in compliance with all material covenants for the above arrangements.

Convertible Debt.

In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Notes, in a private placement. The Notes bear interest at a rate of 4.0% per annum. Interest on the Notes will be payable in cash semiannually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. In addition, we will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note will equal 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes will mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if we have called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest.

We may not redeem the Notes prior to May 20, 2013. We may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the redemption date.

Holders may require us to repurchase all or a portion of their Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the repurchase date. If we undergo a fundamental change, holders may require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the fundamental change repurchase date.

The Notes are senior unsecured obligations of ours and will rank equally in right of payment with other senior unsecured debt and will rank senior to subordinated notes, if any. The Notes will effectively rank junior to any of our secured indebtedness to the extent of the assets securing such indebtedness. The Notes will also be structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of our subsidiaries. The net proceeds from the Notes were used for general corporate purposes and to reduce outstanding balances under the U.S. Arrangement and the Revolver.

The Notes are governed by an indenture, dated as of May 12, 2008, between us and the U.S. Bank National Association, as trustee, which contains customary events of default.

The Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value with no separate accounting for the conversion features. The right of the Holders to require us to repurchase the Notes in the event of a fundamental change requires separate measurement from the Notes; however, the amount is insignificant. The additional shares issuable following certain corporation transactions and the contingent interest do not require bifurcation and separate measurement from the Notes.

Related Party Transactions.

We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of May 31, 2008, MiTAC International and its affiliates beneficially owned approximately 42% of our common stock. In addition, Matthew Miau, the Chairman of our Board of Directors and a non-executive director since 1992, is also the Chairman of MiTAC International and each of its affiliated entities below. As a result, MiTAC International is generally able to control us and to determine the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboard and other peripherals, from MiTAC International and its affiliates totaling approximately $65.5 million and $64.8 million for the three months ended May 31, 2008 and 2007, respectively, and $139.5 million and $144.5 million during the six months ended May 31, 2008 and 2007, respectively. Our sales to MiTAC International and its affiliates in the three months ended May 31, 2008 and 2007, totaled approximately $0.4 million and $0.2 million, respectively, and $0.7 million and $1.3 million for the six months ended May 31, 2008 and 2007, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

Accordingly, we negotiate manufacturing and pricing terms on a case-by-case basis with MiTAC International and our contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, we believe that the significant terms under these agreements, including pricing, would not differ in any material way from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by our Audit Committee, which is composed of independent directors only. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed of independent directors only. As MiTAC International’s ownership interest in us decreases as a result of sales of our stock and additional dilution, its interest in the success of our business and operations may decrease as well.

More specifically, because we remain dependent on MiTAC International as a contract assembly partner, any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on our business, particularly our contract assembly business with Sun Microsystems.

Beneficial Ownership of our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 42% of our common stock as of May 31, 2008. These shares are owned by the following MiTAC affiliates:

MiTAC Affiliate Shares
MiTAC International (1)	8,252,824
Synnex Technology International Corp. (2)	5,294,444

Total	13,547,268

(1)	Shares held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,345,151 shares (of which 43,150 shares are directly held and 1,302,001 shares are subject to exercisable options) held by Matthew Miau.
(2)	Shares held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International Corp., or Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of these MiTAC entities is complex, it has not had a material adverse effect on our business in the past, and we do not expect it do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International related to the deferred compensation plan of Robert Huang, our President and Co-Chief Executive Officer. As of May 31, 2008, the value of the stock acquired was $1.7 million. Except as described herein, none of our officers or directors has an interest in any of these MiTAC entities.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No.51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS No. 161. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal year 2009. We are assessing the potential impact that the adoption of SFAS No. 161 may have on our consolidated results of operations and financial condition.

In April 2008, the FASB issued Staff Position, or FSP, No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for us from the first quarter of fiscal year 2010. We are assessing the potential impact that the adoption of FSP FAS 142-3 may have on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP, Accounting Principles Board, or APB, 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact that the adoption of FSP APB 14-1 may have on our consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the

Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are assessing the potential impact that the adoption of SFAS No. 162 may have on our consolidated results of operations and financial condition.

During the first quarter of fiscal year 2008, we adopted the following accounting standards:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective December 1, 2007. See Note 14 to Consolidated Financial Statements for the effect of our application of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” or FSP 157-1, and FSP 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We adopted SFAS No. 157, as it applies to our financial instruments, effective December 1, 2007. The impact of adoption of SFAS No. 157 is discussed in Note 15 to Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities– Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal year 2008. We did not did not elect to apply the fair value option to any of our financial instruments.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six-month period ended May 31, 2008 from our Annual Report on Form 10-K for the year ended November 30, 2007. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 30% and 28% of our total revenue in the six months ended May 31, 2008 and 2007, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2009. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2008, we had 639 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

The terms of our debt arrangements impose significant restrictions on our ability to operate which in turn may negatively affect our ability to respond to business and market conditions and therefore have an adverse effect on our business and operating results.

As of May 31, 2008, we had approximately $565.9 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make certain other restricted payments;

•	consummate certain asset sales or acquisitions;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratio as outlined in our senior secured revolving line of credit arrangement. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, the termination of the facility or the increase in our effective cost of funds. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure, which may hinder the receipt of payment on the notes.

Our ability to make scheduled debt payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some of our credit facilities restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our credit agreement could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation, which is likely to result in delays in the payment of our indebtedness and in the exercise of enforcement remedies related to our indebtedness.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our cash flow ability to service our debt and our ability to repay current or future indebtedness when due, depend in large part upon the earnings of our subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

A portion of our revenue is financed by floor plan financing companies and any termination or reduction in these financing arrangements could increase our financing costs and harm our business and operating results.

A portion of our product distribution revenue is financed by floor plan financing companies. Floor plan financing companies are engaged by our customers to finance, or floor, the purchase of products from us. In exchange for a fee, we transfer the risk of loss on the sale of our products to the floor plan companies. We currently receive payment from these financing companies within approximately 15 to 30 business days from the date of the sale, which allows our business to operate at much lower relative working capital levels than if such programs were not available. If these floor plan arrangements are terminated or substantially reduced, the need for more working capital and the increased financing cost could harm our business and operating results. We have not experienced any termination or significant reduction in floor plan arrangements in the past.

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At May 31, 2008, we had approximately $422.1 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

From time to time we have experienced incidents of theft at various facilities. In fiscal year 2005 we experienced theft as a result of break-in at one of our warehouses in which approximately $4.0 million of inventory was stolen.

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

In the six months ended May 31, 2008 and 2007, approximately 23% and 22%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We may from time to time receive notifications alleging infringements of intellectual property rights allegedly held by others relating to our business or the products we sell or assemble for our OEM suppliers and others. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our business. Although we generally have various levels of indemnification protection from our OEM suppliers and contract assembly services customers, in many cases any indemnification to which we may be entitled is subject to maximum limits or other restrictions. In addition, we have developed proprietary IT systems that play an important role in our business. If any infringement claim is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all.

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

We have international operations in Canada, China, Mexico, the Philippines and the United Kingdom. In the six months ended May 31, 2008 and 2007, approximately 23% and 22%, respectively, of our total revenue was generated outside the United States. In the six months ended May 31, 2008 and 2007, approximately 20% and 19%, respectively, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Our recent investments in our contact center business could adversely affect our operating results as a result of operation execution risks related to managing and communicating with remote resources, technologies, customer satisfaction and employee turnover.

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

Risks Related to Our Relationship with MiTAC International

As of May 31, 2008, our executive officers, directors and principal stockholders owned approximately 44% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of May 31, 2008, our executive officers, directors and principal stockholders owned approximately 44% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 42% of our common stock.

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

We rely on MiTAC International for certain manufacturing and contract assembly services and the loss of these services would require us to seek alternate providers that may charge us more for their services.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliated companies. In fiscal year 2007, Matthew Miau received a $225,000 retainer from us and was granted a restricted stock award of 2,000 shares of our common stock for his services as Chairman of the Board based primarily upon his non-executive back-up role to our President and Chief Executive Officer. Compensation payable to Mr. Miau was based upon approval of the Compensation Committee. For fiscal year 2008, Mr. Miau will receive a $225,000 retainer and a restricted stock award of 2,000 shares of our common stock for providing the same services. Mr. Miau’s compensation is based upon the approval of the Nominating and Corporate Governance Committee which is composed of disinterested members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of May 31, 2008 MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 15.0% of Synnex Technology International and approximately 8.1% of MiTAC International. As of May 31, 2008 MiTAC International directly and indirectly owned 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.4% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.8% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.1% of MiTAC Incorporated as of May 31, 2008. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 16.5% of our outstanding common stock as of May 31, 2008. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International or MiTAC International, and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where they currently operate.

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

If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended November 30, 2007, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. In the past, however, our internal controls have not eliminated all error. For example, in 2007, we made a reclassification adjustment to our consolidated financial statements and we were unable to timely file a Form 8-K relating to an acquisition. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that one of our co-chief executive officers, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

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

We are subject to rules and regulations as a public company that will increase our administration costs which, in turn, could harm our operating results.

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

New accounting treatment for cash settled convertible debt instruments like the notes would likely cause our reported interest expense on our convertible senior notes to increase.

FASB recently adopted FASB Staff Position No. APB 14-1 FSP, reflecting new rules that change the accounting for certain convertible debt instruments, including our convertible senior notes. Under these new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion will be required to account for the liability and equity components of the instrument separately. The debt component would be recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the debt is treated as if it had been issued at a discount and would subsequently be accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s nonconvertible debt borrowing rate. The resulting interest expense would likely be significantly higher than the actual cash interest expense payable on the instrument. The new rules are effective for fiscal years and interim periods beginning after December 15, 2008 and will be applied retrospectively to all periods presented. We are currently evaluating the new rules and cannot quantify the impact at this time. However, we expect to have higher interest expense starting in 2009 due to the non-cash interest expense accretion.

ITEM 6.	Exhibits

3(ii).1	Amended and Restate Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1	Indenture related to the 4.0% Convertible Senior Notes due 2018, dated as of May 12, 2008, between SYNNEX Corporation and U.S. Bank National Association, as trustee (including form of 4.0% Convertible Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2008).

10.1#	Offer Letter dated March 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.2	Omnibus Amendment No. 11 and Limited Waiver, dated as of April 1, 2008, to Second Amended and Restated Credit Agreement, dated as of February 12, 2007, by and among SYNNEX Corporation, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2008).

10.3	Amendment No. 7, dated as of May 5, 2008, to Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, by and among the Company, SIT Funding Corporation, Sumitomo Mitsui Banking Corporation, Manhattan Asset Funding Company LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2008).

10.4	Amendment No. 12, dated as of May 5, 2008, to Second Amended and Restated Credit Agreement, dated as of February 12, 2007, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2008).

31.1	Rule 13a-14(a) Certification of President and Co-Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Co-Chief Executive Officers and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2008

SYNNEX Corporation

By:	/s/ ROBERT T. HUANG
Robert T. Huang
President and Co-Chief Executive Officer

By:	/s/ KEVIN M. MURAI
Kevin M. Murai
Co-Chief Executive Officer

By:	/s/ THOMAS C. ALSBORG
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3(ii).1	Amended and Restate Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1	Indenture related to the 4.0% Convertible Senior Notes due 2018, dated as of May 12, 2008, between SYNNEX Corporation and U.S. Bank National Association, as trustee (including form of 4.0% Convertible Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2008).

10.1#	Offer Letter dated March 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.2	Omnibus Amendment No. 11 and Limited Waiver, dated as of April 1, 2008, to Second Amended and Restated Credit Agreement, dated as of February 12, 2007, by and among SYNNEX Corporation, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2008).

10.3	Amendment No. 7, dated as of May 5, 2008, to Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, by and among the Company, SIT Funding Corporation, Sumitomo Mitsui Banking Corporation, Manhattan Asset Funding Company LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2008).

10.4	Amendment No. 12, dated as of May 5, 2008, to Second Amended and Restated Credit Agreement, dated as of February 12, 2007, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2008).

31.1	Rule 13a-14(a) Certification of President and Co-Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Co-Chief Executive Officers and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.