Form 10-Q
period 2008-08-31
SYNNEX CORP
filed 2008-10-10
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 2, 2008
Common Stock, $0.001 par value	32,271,251

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	August 31, 2008	November 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$59,773	$42,875
Short-term investments	13,794	17,257
Accounts receivable, net	776,337	729,797
Receivable from vendors, net	115,289	96,035
Receivable from affiliates	7,766	9,790
Inventories	738,015	642,524
Deferred income taxes	18,083	18,612
Current deferred assets	17,860	14,478
Other current assets	12,746	16,859

Total current assets	1,759,663	1,588,227
Property and equipment, net	82,209	59,440
Goodwill	126,239	96,350
Intangible assets, net	24,863	21,590
Deferred income taxes	6,255	5,416
Long-term deferred assets	79,653	97,171
Other assets	27,890	18,909

Total assets	$2,106,772	$1,887,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$313,069	$351,142
Accounts payable	639,108	588,801
Payable to affiliates	65,326	67,334
Accrued liabilities	133,915	120,617
Current deferred liabilities	39,209	35,522
Income taxes payable	—	5,103

Total current liabilities	1,190,627	1,168,519
Long-term borrowings	21,864	37,537
Long-term liabilities	24,858	14,533
Long-term deferred liabilities	50,903	60,565
Convertible debt	143,750	—
Deferred income taxes	383	437

Total liabilities	1,432,385	1,281,591

Minority interest	4,419	958

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized,
31,769 and 31,328 shares issued and outstanding	32	31
Additional paid-in capital	205,083	196,128
Accumulated other comprehensive income	28,366	28,939
Retained earnings	436,487	379,456

Total stockholders’ equity	669,968	604,554

Total liabilities and stockholders’ equity	$2,106,772	$1,887,103

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Revenue	$2,045,689	$1,760,360	$5,672,335	$5,033,444
Cost of revenue	(1,932,790)	(1,669,134)	(5,362,781)	(4,783,549)

Gross profit	112,899	91,226	309,554	249,895
Selling, general and administrative expenses	(73,394)	(63,960)	(205,597)	(171,874)
Restructuring charges	—	(2,744)	—	(2,744)

Income from operations before non-operating items, income taxes and minority interest	39,505	24,522	103,957	75,277
Interest expense and finance charges, net	(3,137)	(3,472)	(10,614)	(10,225)
Other income (expense), net	(1,787)	(132)	(3,252)	930

Income before income taxes and minority interest	34,581	20,918	90,091	65,982
Provision for income taxes	(12,427)	(6,452)	(32,253)	(22,908)

Income before minority interest	22,154	14,466	57,838	43,074
Minority interest	(94)	(70)	(440)	(132)

Net income	$22,060	$14,396	$57,398	$42,942

Earnings per share:
Basic	$0.70	$0.46	$1.82	$1.39
Diluted	$0.66	$0.44	$1.72	$1.32
Weighted-average common shares outstanding - basic	31,665	31,076	31,529	30,836

Weighted-average common shares outstanding - diluted	33,657	32,742	33,319	32,502

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2008	August 31, 2007
Cash flows from operating activities:
Net income	$57,398	$42,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,091	6,559
Amortization of intangible assets	6,004	4,703
Share-based compensation	4,829	3,536
Provision for doubtful accounts	4,522	5,309
Excess tax benefit from share-based compensation	(1,395)	—
Unrealized (gain) loss on trading securities	1,558	(575)
Realized loss on investments and fixed assets	347	38
Other-than-temporary impairment on securities	1,288	—
Minority interest	440	132
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	15,357	(200,674)
Receivable from vendors	(13,427)	641
Receivable from affiliates	2,023	(7,698)
Inventories	(33,066)	43,217
Other assets	26,088	27,968
Payable to affiliates	(2,008)	(21,425)
Accounts payable	(2,578)	44,213
Accrued liabilities	(4,944)	14,821
Other liabilities	(12,590)	(23,461)

Net cash provided by (used in) operating activities	57,937	(59,754)

Cash flows from investing activities:
Purchase of short-term investments	(12,986)	(5,370)
Proceeds from sale of short-term investments	14,012	3,226
Acquisition of businesses, net of cash acquired	(22,643)	(107,765)
Purchase of property and equipment	(25,834)	(20,132)
Increase in restricted cash	(3,118)	(3,259)
Purchase of intangible asset	(1,482)	—

Net cash used in investing activities	(52,051)	(133,300)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	1,252,582	990,052
Payment of revolving line of credit and securitization	(1,379,340)	(783,736)
Proceeds from bank loan	—	10,704
Payment of bank loan	(19,322)	(18,236)
Proceeds from issuance of convertible debt (net of issuance costs of $3,575)	140,175	—
Excess tax benefit from share-based compensation	1,395	—
Bank overdraft	6,674	7,273
Proceeds from issuance of common stock	3,697	6,373

Net cash provided by financing activities	5,861	212,430

Effect of exchange rate changes on cash and cash equivalents	5,151	(3,115)

Net increase in cash and cash equivalents	16,898	16,261
Cash and cash equivalents at beginning of period	42,875	27,881

Cash and cash equivalents at end of period	$59,773	$44,142

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Net income	$22,060	$14,396	$57,398	$42,942
Other comprehensive income:
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale securities	—	—	630	—
Changes in unrealized gains (losses) on available- for-sale securities	(15)	(12)	(26)	8
Foreign currency translation adjustment	(6,252)	1,751	(1,177)	8,596

Total comprehensive income	$15,793	$16,135	$56,825	$51,546

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

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

The accompanying interim unaudited consolidated financial statements as of August 31, 2008 and for the three and nine month periods ended August 31, 2008 and 2007 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2007 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

There have been no material changes in the Company’s significant accounting policies for the three and nine month periods ended August 31, 2008 from its disclosure in the Annual Report on Form 10-K for the year ended November 30, 2007, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Restricted cash

As of August 31, 2008 and November 30, 2007, the Company had restricted cash in the amount of $15,311 and $12,192, respectively, for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation. These amounts are reported in “Other assets.”

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2008, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through August 31, 2008, such losses have been within management’s expectations.

In the three and nine months ended August 31, 2008 and 2007, no single customer exceeded 10% or more of the Company’s total revenue. At August 31, 2008 and November 30, 2007 no single customer comprised more than 10% of the total consolidated accounts receivable balance. The Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 35% and 28% of the total revenue for the three months ended August 31, 2008 and 2007, and 32% and 28% of the total revenue for the nine months ended August 31, 2008 and 2007, respectively.

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

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares include the dilutive effect of stock options, restricted stock and restricted stock units. The calculation of net income per common share is presented in Note 9.

SFAS No. 128, “Earnings per Share” requires that employee stock options, non-vested restricted stock and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

With respect to the Company’s convertible debt, the Company plans to settle its conversion spread (i.e., the intrinsic value of convertible debt based on the conversion price and current market price) in shares. The Company accounts for its conversion spread using the treasury stock method. It is the Company’s intent to cash-settle the principal amount of the convertible debt; accordingly, the principal amount has been excluded from the determination of diluted earnings per share.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.

On February 20, 2008, the FASB issued Staff Position (“FSP”) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). FSP FAS 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125” (“SFAS No. 140”), unless certain criteria are met. FSP FAS 140-3 is effective for the Company’s financial statements for the fiscal year beginning on December 1, 2008 and earlier adoption is not permitted. The Company is assessing the potential impact that the adoption of FSP FAS 140-3 may have on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 161 may have on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP No. Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP APB 14-1 may have on its consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is assessing the potential impact that the adoption of SFAS No. 162 may have on its consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 was adopted by the Company, as it applies to its financial instruments, effective December 1, 2007. The impact of adoption of SFAS No. 157 is discussed in Note 15 – Fair Value of Financial Instruments.

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

NOTE 3—SHARE-BASED COMPENSATION:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

During the three months ended August 31, 2008, no stock options were granted by the Company. During the nine months ended August 31, 2008, the Company granted approximately 40 stock options, with an estimated total grant-date fair value of $343. During the three months ended August 31, 2008, approximately 12 shares of restricted stock were granted, with an estimated total grant date value of $294 and during the nine months ended August 31, 2008, approximately 34 shares of restricted stock were granted, with an estimated total grant date value of $773.

The Company recorded share-based compensation expense, for the three months ended August 31, 2008 and 2007 of $1,592 and $1,303, and for the nine months ended August 31, 2008 and 2007 of $4,829 and $3,536, respectively.

NOTE 4—BALANCE SHEET COMPONENTS:

	August 31, 2008	November 30, 2007
Short-term investments
Trading securities	$9,471	$12,336
Available-for-sale	164	142
Cost securities	4,159	4,779

	$13,794	$17,257

Accounts receivable, net
Trade accounts receivable	$810,809	$763,723
Less: Allowance for doubtful accounts	(14,426)	(13,258)
Less: Allowance for sales returns	(20,046)	(20,668)

	$776,337	$729,797

Receivable from vendors, net
Receivables from vendors	$118,574	$98,737
Less: Allowance for doubtful accounts	(3,285)	(2,702)

	$115,289	$96,035

Inventories
Components	$72,779	$39,712
Finished goods	665,236	602,812

	$738,015	$642,524

Property and equipment, net
Equipment and computers	$60,833	$59,344
Furniture and fixtures	10,704	10,714
Buildings, leasehold improvements and land	62,083	55,237
Construction in progress	17,593	150

	151,213	125,445
Less: Accumulated depreciation	(69,004)	(66,005)

	$82,209	$59,440

Goodwill

	November 30, 2007	Additions	Translation	August 31, 2008
Goodwill	$96,350	$30,584	$(695)	$126,239

Goodwill increased as of August 31, 2008, compared to November 30, 2007, primarily due to $24,599 for the acquisition of New Age Electronics, Inc. (“NAE”) based on the preliminary purchase price allocation (see Note 12 – Acquisitions for additional information) and earn-out payments of $4,000 related to SYNNEX-Concentrix Corporation (formerly Link2Support, Inc.).

Intangible assets, net

	August 31, 2008			November 30, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Vendor lists	$30,062	$(20,622)	$9,440	$22,062	$(18,458)	$3,604
Customer lists	24,772	(11,740)	13,032	25,108	(8,677)	16,431
Other intangible assets	4,813	(2,422)	2,391	3,443	(1,888)	1,555

	$59,647	$(34,784)	$24,863	$50,613	$(29,023)	$21,590

Amortization expense for the three months ended August 31, 2008 and 2007 was $2,168 and $1,786, and for the nine months

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

ended August 31, 2008 and 2007 was $6,004 and $4,703, respectively. Intangible assets increased as of August 31, 2008 compared to November 30, 2007 due to the purchase of a brand name by SYNNEX Canada for $1,493 and $8,000 for intangible assets associated with the purchase of NAE based on a preliminary valuation (see Note 12 – Acquisitions for additional information).

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	August 31, 2008			November 30, 2007
	Cost	Unrealized (Losses)/Gains	Fair Value	Cost	Unrealized (Losses)/Gains	Fair Value
Short-term investments
Trading securities	$10,754	$(1,283)	$9,471	$11,731	$605	$12,336
Available-for-sale	190	(26)	164	772	(630)	142
Cost securities	4,159	—	4,159	4,779	—	4,779

	$15,103	$(1,309)	$13,794	$17,282	$(25)	$17,257

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan.

For the three months ended August 31, 2008, the Company recorded an other-than-temporary loss of $45 on cost securities and for the nine months ended August 31, 2008, the Company recorded an other-than-temporary loss of $630 on available-for-sale securities and $658 on cost securities, respectively.

NOTE 6—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. The Company funds its borrowings by pledging all of its rights, title and interest in and to the U.S. Receivables as security. The balance outstanding on the U.S. Arrangement as of August 31, 2008 and November 30, 2007 was $270,000 and $299,900, respectively.

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

SYNNEX Canada Limited (“SYNNEX Canada”) has a one-year revolving accounts receivable securitization program in Canada (the “Canadian Arrangement”), which provides for the sale of U.S. and Canadian trade receivables (“Canadian Receivables”) to a financial institution up to a maximum of C$125,000. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.60% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140. The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at August 31, 2008 and November 30, 2007 was $68,011 and $115,900, respectively.

The Company issued a guarantee of SYNNEX Canada’s obligations under the Canadian Arrangement in favor of the financial institution. The scope of this guarantee primarily consists of the obligation to guarantee SYNNEX Canada’s obligations under the Canadian Arrangement. The Company also agreed to certain covenants regarding maintenance of its existence, limitations on changes to its business, reporting requirements, and requirements to maintain a specified net worth on a consolidated basis.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 16 – Commitments and Contingencies for additional information. The net sales financed for the three months ended August 31, 2008 and 2007 were $250,421 and $239,422, and for the nine months ended August 31, 2008 and 2007 were $718,865 and $685,340, respectively. Approximately $43,596 and $68,839 of accounts receivable at August 31, 2008 and November 30, 2007, respectively, were subject to flooring agreements. Flooring fees were approximately $1,097 and $1,298 in the three months ended August 31, 2008 and 2007, and $3,058 and $3,972 in the nine months ended August 31, 2008 and 2007, respectively, and are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 7—BORROWINGS:

Borrowings consist of the following:

	August 31, 2008	November 30, 2007
SYNNEX U.S. securitization	$270,000	$299,900
SYNNEX U.S. revolving line of credit	—	10,900
SYNNEX Canada revolving line of credit	19,781	17,470
SYNNEX Canada term loan	10,912	12,368
SYNNEX Mexico term loan	31,967	47,874
Others	2,273	167

	334,933	388,679
Less: Current portion	(313,069)	(351,142)

Non-current portion	$21,864	$37,537

SYNNEX U.S. securitization

The U.S. Arrangement allows the Company to sell up to a maximum of $350,000 in U.S. Receivables. The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is currently a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum.

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

SYNNEX Canada revolving line of credit

SYNNEX Canada has a revolving line of credit arrangement with a credit limit of C$30,000. The revolving credit facility expires in April 2010. Interest on this facility is currently based on the Canadian adjusted prime rate. SYNNEX Canada has granted a lien on substantially all of its assets in favor of the lenders under its revolving credit facility. In connection with this revolving credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations, of up to C$20,000.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017.

SYNNEX Mexico secured term loan

SYNNEX Mexico S.A. de C.V. (“SYNNEX Mexico”) established a secured term loan agreement with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is currently the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009.

Others

SYNNEX UK has a British pound denominated loan agreement with a financial institution. The total credit available under this facility was $911 as of August 31, 2008. The interest rate on this credit facility is LIBOR plus 1.50% per annum. There were no borrowings outstanding at August 31, 2008 and November 30, 2007.

SYNNEX UK has a second British pound denominated loan agreement with a financial institution. The total credit available under this facility was $6,380 as of August 31, 2008. The interest rate for this facility is the financial institution’s prime rate plus 1.50% per annum. The balance outstanding at August 31, 2008 and November 30, 2007 was $178 and $158, respectively.

The Company has other overdraft and lines of credit facilities. The balance outstanding as of August 31, 2008 was $2,095 and there were no outstanding balances as of November 30, 2007.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

SYNNEX Canada credit facility

SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days on September 6, 2007. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3,000 in cash on deposit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20,000. Letters of credit issued against this facility were $6,824 as of August 31, 2008 and $13,880 as of November 30, 2007.

The total interest expense and finance charges for accounts receivable securitization, revolver, convertible debt and all other debt and lines of credit were $6,052 and $5,975 for the three months ended August 31, 2008 and 2007, and $18,706 and $18,110 for the nine months ended August 31, 2008 and 2007, respectively, and are included in “Interest expense and finance charges, net” in the consolidated statement of operations. The range of interest rates was between 1.93% and 10.19% in the third quarter of fiscal year 2008.

Covenants compliance

In relation to the U.S. Arrangement, the Revolver, convertible debt, the SYNNEX Canada revolving line of credit, Canadian Arrangement and the SYNNEX Mexico secured term loan, the Company has a number of covenants and restrictions that, among other things, requires the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt. They also restrict Company’s ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of its convertible debt subject to certain liquidity tests.

As of August 31, 2008, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $202,605 and $206,100 as of August 31, 2008 and November 30, 2007, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 8—CONVERTIBLE DEBT:

In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Notes”) in a private placement. The Notes bear interest at a rate of 4.0% per annum. Interest on the Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. In addition, the Company will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note is equal to 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if the Company has called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1 principal amount of Notes, equivalent to an initial conversion price of approximately $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

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

Holders may require the Company to repurchase all or a portion of their Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the repurchase date. If the Company undergoes a fundamental change, holders may require it to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the fundamental change repurchase date.

The Notes are senior unsecured obligations of the Company and rank equally in right of payment with other senior unsecured debt and rank senior to subordinated notes, if any. The Notes effectively rank junior to any of the Company’s secured indebtedness to the extent of the assets securing such indebtedness. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of the Company’s subsidiaries. The net proceeds from the Notes were used for general corporate purposes and to reduce outstanding balances under the U.S. Arrangement and the Revolver.

The Notes are governed by an indenture, dated as of May 12, 2008, between the Company and U.S. Bank National Association, as trustee, which contains customary events of default.

The Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value with no separate accounting for the conversion features. The right of the holders of the Notes to require the Company to repurchase the Notes in the event of a fundamental change and the contingent interest feature would require separate measurement from the Notes; however, the amount is insignificant. The additional shares issuable following certain corporation transactions do not require bifurcation and separate measurement from the Notes.

NOTE 9—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Net income	$22,060	$14,396	$57,398	$42,942

Weighted-average common shares-basic	31,665	31,076	31,529	30,836
Effect of dilutive securities:
Stock options and restricted stock	1,992	1,666	1,790	1,666

Weighted-average common shares-diluted	33,657	32,742	33,319	32,502

Earnings per share:
Basic	$0.70	$0.46	$1.82	$1.39
Diluted	$0.66	$0.44	$1.72	$1.32

Options to purchase 22 and 59 shares of common stock for the three and nine months ended August 31, 2008 and 544 shares of common stock for the three and nine months ended August 31, 2007, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 10—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of August 31, 2008, MiTAC International and its affiliates beneficially owned approximately 40% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman of the Board of Directors and a non-executive director since 1992, is also the Chairman of MiTAC International and each of its affiliated entities below.

The Company works closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $56,304 and $72,249 for the three months ended August 31, 2008 and 2007, respectively, and $195,849 and $216,734 for the nine months ended August 31, 2008 and 2007, respectively. The Company’s sales to MiTAC International and its affiliates in the three months ended August 31, 2008 and 2007, totaled approximately $624 and $220, respectively, and $1,317 and $1,497 for the nine months ended August 31, 2008 and

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

2007, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

Accordingly, the Company negotiates manufacturing and pricing terms on a case-by-case basis with MiTAC International and its contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, the Company believes that the significant terms under these agreements, including pricing, would not materially differ from the terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.

The Company remains dependent on MiTAC International as a contract assembly partner, any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on its business, particularly its contract assembly business with Sun Microsystems.

Beneficial Ownership of the Company’s Common Stock by MiTAC International.

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 40% of the Company’s common stock as of August 31, 2008. These shares are owned by the following entities:

MiTAC International (1)	7,752,824
Synnex Technology International Corp. (2)	5,039,244

Total	12,792,068

(1)	Shares held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,267,651 shares (of which 45,150 shares are directly held and 1,222,501 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is publicly-traded corporation in Taiwan. Shares held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it do so in the future.

During fiscal year 2007, the Company purchased shares of MiTAC International related to the deferred compensation plan of Robert Huang, its President and Co-Chief Executive Officer. As of August 31, 2008, the value of the stock acquired was $1,153. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International nor Synnex Technology International is restricted from competing with the Company.

NOTE 11—GEOGRAPHIC INFORMATION:

The Company primarily operates in North America. The U.S. and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three and nine months ended August 31, 2008 and 2007 and for each of the periods then ended:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Revenue
North America	$1,998,315	$1,698,201	$5,526,091	$4,857,101
Other	47,374	62,159	146,244	176,343

	$2,045,689	$1,760,360	$5,672,335	$5,033,444

			As of
			August 31, 2008	November 30, 2007
Long-lived assets
North America			$76,757	$55,719
Other			33,342	22,630

			$110,099	$78,349

Revenue in the U.S. was approximately 81% and 78% of total revenue for the three months ended August 31, 2008 and 2007, and 79% and 78% of total revenue for the nine months ended August 31, 2008 and 2007, respectively. Revenue in Canada was

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

approximately 17% and 18% of total revenue for the three months ended August 31, 2008 and 2007, and 19% of total revenue for the nine months ended August 31, 2008 and 2007, respectively. No other geographical location accounted for more than 10% of the Company’s total revenue.

NOTE 12—ACQUISITIONS:

On April 1, 2008, the Company purchased substantially all of the assets of NAE, a privately-held distributor of IT and consumer electronics products to the retail sector. The Company expects this acquisition will expand its consumer electronics distribution business. The Company paid a purchase price of $31,500 in cash and accrued $11,750, to be paid subject to compliance with certain post-closing conditions. As of August 31, 2008 the Company has paid $4,158 of the accrual. The acquisition agreement provides for additional earn-out payments of up to $11,000 to be paid subject to achieving certain milestones after the first 12 months from the date of acquisition. In connection with the net assets acquired, the Company refinanced approximately $84,003 in working capital debt. The NAE business has been substantially integrated into the Company’s operations.

The preliminary purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed is as follows:

Fair Value
Purchase consideration
Cash paid	$35,658
Accrual subject to post-closing conditions	7,099

$42,757

Allocation
Cash	$11,164
Accounts receivable	69,600
Inventories	72,073
Program receivable	4,771
Fixed assets	1,248
Prepaid expenses and other assets	648
Goodwill	24,599
Intangible assets	8,000
Accounts payable	(53,953)
Accrued liabilities	(11,188)
Lease obligations	(202)
Loan payable	(84,003)

$42,757

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

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Revenue	$2,045,689	$1,987,815	$5,971,987	$5,657,267
Net income	22,060	16,236	58,151	42,761

Net income per common share-basic	$0.70	$0.52	$1.84	$1.39
Net income per common share-diluted	0.66	0.50	1.75	1.32

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

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

NOTE 13—RESTRUCTURING CHARGES:

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

In fiscal year 2007, the Company recorded $2,744 for the restructuring and consolidation of its Canadian operations as a result of the acquisition of RGC and the purchase of a new logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1,107 for facilities consolidation, $508 for workforce reductions, and $278 for other costs. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The majority of all employees’ terminations were completed by November 30, 2007. The Company recorded an impairment loss of $851 included in the above $2,744 restructuring cost for a property located in Ontario, Canada, that was held for sale, based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $1,978 at August 31, 2008 and $2,149 as of November 30, 2007.

The following table summarizes the activity related to the liability for restructuring charges through August 31, 2008:

Restructuring charges per EITF 95-3:

	Severance	Facility and	Contractual
	and Benefits	Exit Costs	Obligations	Other	Total
Balance of accrual at November 30, 2007	$120	$1,050	$219	$23	$1,412
Cash payments	(95)	(748)	—	—	(843)
Non-cash adjustments	—	—	(94)	—	(94)

Balance of accrual at August 31, 2008	$25	$302	$125	$23	$475

Restructuring charges per SFAS No. 146:

	Severance	Facility and
	and Benefits	Exit Costs	Other	Total
Balance of accrual at November 30, 2007	$8	$489	$37	$534
Cash payments	(8)	(334)	(37)	(379)

Balance of accrual at August 31, 2008	$—	$155	$—	$155

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

Restructuring charges per EITF 95-3:

	Severance	Facility and
	and Benefits	Exit Costs	Total
Accrual on April 1, 2008	$435	$166	$601
Cash payments	(435)	(119)	(554)

Balance of accrual at August 31, 2008	$—	$47	$47

The cash payments for all the amounts accrued related to these restructuring activities will be paid by the end of fiscal year 2008.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 14—INCOME TAXES:

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

The adoption of FIN 48 resulted in the reduction of the Company’s consolidated beginning retained earnings by $370. As of the adoption date, the Company had gross unrecognized tax benefits of $5,107, of which $2,483 would affect the effective tax rate if realized. The Company has accrued interest of $635 for unrecognized tax benefits. The Company does not expect significant changes in its unrecognized tax benefits in the next 12 months.

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the U.S. and Canada, the Company is subject to examination and audits by tax authorities for tax years after fiscal 2003. Currently the Company is undergoing a U.S. Internal Revenue Service audit for the 2004 and 2005 tax years. The Company is unable to estimate the range of any possible adjustments due to uncertainty in the timing of the closure and/or resolution of the audit.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

There was no impact for the adoption of SFAS No. 157 to the consolidated financial statements. The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above SFAS No. 157 categories as of August 31, 2008:

	August 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$9,471	$9,471	$—	$—
Available-for-sale securities	164	164	—	—
Forward foreign currency exchange contracts	(1,905)	—	(1,905)	—
Long-term accounts receivable	53,557	—	53,557	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and creditworthiness.

The Company recorded a gain of $5,647 and $3,083 for the three and nine months ended August 31, 2008 and a loss of $2,636 and $3,015 for the three and nine months ended August 31, 2007, respectively, under “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of August 31, 2008 and November 30, 2007:

	As of August 31, 2008		As of November 30, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost investments	$7,317	$7,317	$7,779	$7,779
Long-term debt	21,864	21,864	37,537	37,537
Convertible debt	143,750	147,531	—	—

The Company’s investments accounted for under the cost method consist of equity securities in a private entity, investments in a hedge fund, and investments in a private equity fund. The fair value of the investments in a hedge fund and private equity fund was determined by analyzing the underlying invested assets. The fair value of the equity securities is based on a valuation model developed internally to measure impairment primarily based on the operating results and future earning prospects of the investee. The carrying value of long-term debt approximates fair value since current interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible debt traded in the limited trading market.

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

The Company has adopted SFAS No. 159 effective December 1, 2007. The Company has not elected the fair value option for its financial instruments. The Company has reclassified all cash flows related to securities classified as trading from operating to investing activities in its consolidated statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS No. 159. The cash flows from the purchase and proceeds of $5,370 and $3,226, respectively, for trading securities, were reclassified from operating activities to investing activities for the nine months ended August 31, 2007.

NOTE 16—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable at August 31, 2008, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 6 – Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2008 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

NOTE 17—LEGAL SETTLEMENT:

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits of our services, potential effects of the economic environment, anticipated benefits of our acquisitions, impact of the final purchase price of our acquisitions on our financial position, anticipated benefits of our restructuring, our revenue and operating results, economic and industry trends, thefts at our warehouses, our gross margins, our agreements with MiTAC International, our relationship with MiTAC International and Sun Microsystems, our estimates regarding our capital requirements and our needs for additional financing, concentration of products and customers, the expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, impact of rules and regulations affecting public companies, impact of our accounting policies, the anticipated interest rate on our Notes, statements regarding future unrecognized tax benefits, and statements regarding our securitization program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We bring synergy to our customers’ business process services requirements. By bringing supply chain management, contract assembly and distribution expertise together under one service provider, the result is high quality products built at a lower cost with industry-leading components delivered on time. Our business model is flexible and designed to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We combine our core strengths in demand generation, IT distribution, supply chain management, and contract assembly in an effort to help our customers achieve efficient time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. As of August 31, 2008, we distributed approximately 15,000 technology products, as measured by active SKUs, from more than 100 IT OEM suppliers to more than 15,000 resellers throughout the United States, Canada and Mexico. As of August 31, 2008, we had over 6,000 full-time employees worldwide with operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom. From a geographic perspective, approximately 98% and 97% of our total revenue was from North America for the three and nine months ended August 31, 2008, respectively.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Panasonic, Lenovo, IBM and Acer and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Our largest OEM supplier, HP, accounted for approximately 35% and 32% of our total revenue for the three and nine months ended August 31, 2008, respectively.

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

Recent Acquisitions and Divestitures

We seek to augment our services offering with strategic acquisitions of businesses and assets that complement and expand our business process capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers and OEM suppliers, extended the geographic reach of our operations, particularly in international markets, and diversified and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

On April 1, 2008, we purchased substantially all of the assets of New Age Electronics Inc., or NAE, a privately-held distributor of IT and consumer electronics products to the retail sector. We expect this acquisition will expand our consumer electronics distribution business. We have paid a purchase price of $31.5 million in cash and accrued $11.8 million, to be paid subject to compliance with certain post-closing conditions. As of August 31, 2008, we have paid $4.2 million of the accrual. The acquisition agreement provides for additional earn-out payments of up to $11.0 million to be paid subject to achieving certain milestones after the first 12 months from the date of acquisition. In connection with the net assets acquired, we refinanced approximately $84.0 million in working capital debt. The NAE business has been substantially integrated into our operations.

The preliminary purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed is as follows:

Fair Value (in thousands)
Purchase consideration
Cash paid	$35,658
Accrual subject to post-closing conditions	7,099

$42,757

Allocation
Cash	$11,164
Accounts receivable	69,600
Inventories	72,073
Program receivable	4,771
Fixed assets	1,248
Prepaid expenses and other assets	648
Goodwill	24,599
Intangible assets	8,000
Accounts payable	(53,953)
Accrued liabilities	(11,188)
Lease obligations	(202)
Loan payable	(84,003)

$42,757

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

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
	(in thousands, except per share amounts)
Revenue	$2,045,689	$1,987,815	$5,971,987	$5,657,267
Net income	22,060	16,236	58,151	42,761

Net income per common share-basic	$0.70	$0.52	$1.84	$1.39
Net income per common share-diluted	0.66	0.50	1.75	1.32

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

The allocation of purchase price in the above acquisitions is preliminary and the estimates and assumptions used are subject to change. We are continuing to evaluate the allocation of the purchase price to net tangible and identifiable intangible assets and do not expect the final allocation of the purchase price to have a material impact on our financial position, results of operations or cash flows.

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of substantially all of the assets of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, were intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. During fiscal year 2007, we accrued $2.4 million in restructuring costs against goodwill related to the RGC acquisition in Canada under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3. These charges were primarily associated with facilities consolidation of $1.1 million, workforce reductions of $0.7 million and contract termination costs of $0.6 million.

In fiscal year 2007, we recorded $2.7 million for the restructuring, impairment and consolidation of our Canadian operations as a result of the acquisition of RGC and the purchase of our logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1.1 million for facilities consolidation, $0.5 million for workforce reductions, and $0.3 million for other costs. All charges were recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The majority of all employee terminations were completed by the end of November 30, 2007.

In conjunction with the above restructuring, we recorded an impairment loss of $0.8 million for a property located in Ontario, Canada that was held for sale based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $2.0 million at August 31, 2008 and $2.1 million at November 30, 2007.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and nine-month periods ended August 31, 2008 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2007. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.48)	(94.82)	(94.54)	(95.04)

Gross profit	5.52	5.18	5.46	4.96
Selling, general and administrative expenses	(3.59)	(3.63)	(3.62)	(3.41)
Restructuring charges	0.00	(0.16)	0.00	(0.05)

Income from operations before non-operating items, income taxes and minority interest	1.93	1.39	1.84	1.50
Interest expense and finance charges, net	(0.15)	(0.20)	(0.19)	(0.21)
Other income (expense), net	(0.09)	(0.01)	(0.06)	0.02

Income before income taxes and minority interest	1.69	1.18	1.59	1.31
Provision for income taxes	(0.61)	(0.36)	(0.57)	(0.46)

Income before minority interest	1.08	0.82	1.02	0.85
Minority interest	0.00	0.00	(0.01)	0.00

Net income	1.08%	0.82%	1.01%	0.85%

Three and Nine Months Ended August 31, 2008 and 2007

Revenue.

	Three Months Ended			Nine Months Ended
	August 31, 2008	August 31, 2007	% Change	August 31, 2008	August 31, 2007	% Change
	(in thousands)			(in thousands)
Revenue	$2,045,689	$1,760,360	16.2%	$5,672,335	$5,033,444	12.7%

We sell in excess of 15,000 (as measured by active SKU’s) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features.

Our increase in revenue year over year for the three months ended August 31, 2008, was primarily attributable to an increase in our U.S. and Canadian distribution operations. More than three-fourths of the increase in the U.S. was attributable to our acquisition of NAE on April 1, 2008.

More than half of the increase in revenue year over year for the nine months ended August 31, 2008 was attributable to our acquisition of NAE and the full impact of nine months operations of PC Wholesale and RGC, which were acquired in the first and second quarter of fiscal year 2007, respectively. The remaining increase in revenue was a result of continued organic growth in our business in all major categories, primarily due to increased volumes resulting from market share gains, augmented by stronger execution and increased selling and marketing efforts. The BPO services revenue was not material to our overall revenue growth.

These revenue growth increases were somewhat mitigated by continued significant competition in the IT distribution marketplace, vendor direct sales models, our desire to focus on operating income growth before revenue growth, and a softer North American economy.

Gross Profit.

	Three Months Ended			Nine Months Ended
	August 31, 2008	August 31, 2007	% Change	August 31, 2008	August 31, 2007	% Change
	(in thousands)			(in thousands)
Gross profit	$112,899	$91,226	23.8%	$309,554	$249,895	23.9%
Percentage of revenue	5.52%	5.18%	6.6%	5.46%	4.96%	10.1%

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

Our gross profit as a percentage of revenue increased by 34 basis points over the prior year quarter for the three months ended

August 31, 2008 primarily due to greater success in maximizing our variable incentives and continued focus on costs, inventory and freight management. The increase was also driven by our continued focus to improve all aspects of our gross margin as well as the continuing impact of expansion of our business process services model.

The increase of 50 basis points in our gross profit as a percentage of revenue over the prior year period for the nine months ended August 31, 2008 was primarily due to higher gross margin profile for our BPO acquisitions made in fiscal year 2007 and also including all the above mentioned factors.

No specific products or customers, or changes in pricing strategy individually or as a group, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses.

	Three Months Ended			Nine Months Ended
	August 31, 2008	August 31, 2007	% Change	August 31, 2008	August 31, 2007	% Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$73,394	$63,960	14.7%	$205,597	$171,874	19.6%
Percentage of revenue	3.59%	3.63%	-1.1%	3.62%	3.41%	6.2%

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

Selling, general and administrative expenses increased in the third quarter of fiscal year 2008, on a dollar basis mainly due to an increase in compensation cost of $7.4 million resulting from an increase in employees, primarily from acquisitions and the remainder was due to an increase of $1.5 million in professional services fees, rent, amortization and costs to support our increased revenue partially offset by $1.5 million of increased losses related to our deferred compensation program. Selling, general and administrative expenses decreased as a percentage of revenue as a result of revenue leverage and our continued focus on managing our costs.

Selling, general and administrative expenses increased in the nine months ended August 31, 2008, both on a dollar basis as well as percentage of revenue due to an increase in compensation cost of $25.7 million resulting from an increase in employees, primarily from partial impact of acquisitions made in fiscal year 2008 and the full impact of acquisitions made in fiscal year 2007, an increase in professional fees of $2.0 million, an increase in amortization expense of intangible assets of $1.3 million and an increase in travel expenses of $1.1 million partially offset by $3.1 million of increased losses related to our deferred compensation program. The remaining increase was mainly due to an increase in variable operating costs to support our increased revenue.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest.

	Three Months Ended			Nine Months Ended
	August 31, 2008	August 31, 2007	% Change	August 31, 2008	August 31, 2007	% Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and minority interest	$39,505	$24,522	61.1%	$103,957	$75,277	38.1%
Percentage of revenue	1.93%	1.39%	38.8%	1.84%	1.50%	22.7%

The increase in our income from operations before non-operating items, income taxes and minority interest as a percentage of revenue was primarily a result of an increase in our revenue as well as an increase in gross margin. This increase was slightly offset in part by increases in selling, general and administrative expenses. The percentage of income from operations before non-operating items, income taxes and minority interest for the three and nine months ended August 31, 2007 was also impacted by a $2.7 million restructuring charge taken in Canada.

Interest Expense and Finance Charges, Net.

	Three Months Ended			Nine Months Ended
	August 31, 2008	August 31, 2007	% Change	August 31, 2008	August 31, 2007	% Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$3,137	$3,472	-9.6%	$10,614	$10,225	3.8%
Percentage of revenue	0.15%	0.20%	-25.0%	0.19%	0.21%	-9.5%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit, other debt, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our Mexico operation.

The decrease in interest expense and finance charges, net, for the three months ended August 31, 2008 compared to the prior year quarter was due to lower finance charges of $0.3 million primarily as a result of lower interest rates.

The increase in interest expense and finance charges, net, for the nine months ended August 31, 2008 compared to the prior year period was due to higher finance charges of $0.6 million primarily as a result of increased borrowings to support our business growth and acquisitions, partially offset by decreased interest rates. In addition, our interest income from our Mexico operation and other deposits decreased by $0.7 million offset by decreased finance charges on reduced flooring sales of $0.9 million.

Other Income (Expense), Net.

	Three Months Ended			Nine Months Ended
	August 31, 2008	August 31, 2007	% Change	August 31, 2008	August 31, 2007	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(1,787)	$(132)	1253.8%	$(3,252)	$930	-449.7%
Percentage of revenue	0.09%	0.01%	800.0%	0.06%	0.02%	200.0%

Amounts recorded as “Other income, net” include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in “Other expense, net” for the three months ended August 31, 2008 compared to the prior year quarter was due to increased losses of $1.6 million of trading securities related to our deferred compensation program.

The decrease in “Other income (expense), net” for the nine months ended August 31, 2008 compared to the prior year period was due to losses of $3.4 million of trading securities related to our deferred compensation program. In addition, “Other expense, net” also included approximately $1.0 million in fiscal year 2008 for other-than-temporary impairment of our securities related to our deferred compensation program and available-for-sale securities, offset by a foreign exchange gain of $0.5 million.

Provision for Income Taxes.

Our effective tax rate in the three and nine months ended August 31, 2008 was 35.9% and 35.8% as compared with an effective tax rate of 30.8% and 34.7% in the three and nine months ended August 31, 2007, respectively. The effective income tax rate for the three month and nine months ended August 31, 2007 was lower primarily due to a one-time benefit of $1.1 million resulting from the conclusion of a Canadian tax audit.

Minority Interest.

Minority interest represents the portion of earnings attributable to other minority shareholders.

Liquidity and Capital Resources

Cash Flows.

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs and the sale or pledge of our accounts receivable under our securitization programs for our working capital needs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, convertible debt, bank credit lines and cash generated from operations. The primary uses of cash have been to fund working capital for acquisitions and for increased sales.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in personnel, facilities and operations, which may be more costly than similar investments in current operations. As a result of these investments, we may experience an increase in cost of sales and operating expenses that is disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by additional borrowings or issuing common stock.

The net cash flow provided by operating activities increased mainly due to increased earnings. Net cash provided by operating activities was $57.9 million in the nine months ended August 31, 2008. Cash provided by operating activities was primarily attributable to net income of $57.4 million, a decrease in other assets of $26.1 million, a net decrease in accounts receivable of $15.4 million and depreciation and amortization of $14.1 million, partially offset by an increase in inventories of $33.1 million, an increase in vendor receivable of $13.4 million and a decrease in accounts payable of $2.6 million.

Net cash used in investing activities was $52.1 million in the nine months ended August 31, 2008. Cash used in investing activities was primarily for the acquisitions of NAE and others of $22.6 million (net of cash acquired of $16.9 million) and capital expenditures of $25.8 million, which was primarily for the construction of a new logistics facility in Mississippi and the expansion of our sales and marketing headquarters in Greenville, South Carolina.

We adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS No. 159 effective December 1, 2007. We did not elect the fair value option for our financial instruments. In accordance with paragraph 16 of SFAS No. 159, we have reclassified all cash flows related to securities classified as trading from operating to investing activities in our consolidated statement of cash flows to reflect the nature of the investments. The cash flows from the purchase and proceeds of $5.4 million and $3.2 million, respectively, for trading securities, were reclassified from operating activities to investing activities for the nine months ended August 31, 2007.

Net cash provided by financing activities was $5.9 million in the nine months ended August 31, 2008, and was primarily related to the proceeds from the issuance of convertible debt of $140.2 million, net, offset by the net repayments of securitization arrangements, bank loans and our revolving line of credit of $146.1 million and bank overdraft of $6.7 million.

Capital Resources.

Our cash and cash equivalents totaled $59.8 million and $42.9 million at August 31, 2008 and November 30, 2007, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next 12 months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

Off Balance Sheet Arrangements.

We have a one-year revolving accounts receivable securitization program in Canada, or Canadian Arrangement, through SYNNEX Canada Limited, or SYNNEX Canada, which provides for the sale of U.S. and Canadian trade accounts receivable, or Canadian Receivables, to a financial institution up to a maximum of C$125.0 million. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus 0.60% per annum. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125,” or SFAS No. 140. The amount of our accounts receivable sold to and held by the financial institution under our Canadian Arrangement totaled $68.0 million and $115.9 million as of August 31, 2008 and November 30, 2007, respectively.

We issued a guarantee of SYNNEX Canada’s obligations under the Canadian Arrangement in favor of the financial institution in Canada. The scope of this guarantee primarily consists of the obligation to guarantee SYNNEX Canada’s obligations under the Canadian Arrangement. We also agreed to certain covenants regarding maintenance of our existence, limitations on changes to our business, reporting requirements, and requirements to maintain a specified net worth on a consolidated basis.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $202.6 million as of August 31, 2008 and $206.1 million as of November 30, 2007. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On Balance Sheet Arrangements.

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. We fund our borrowings by pledging all of our rights, title and interest in and to the U.S. Receivables as security. The balance outstanding and pledged on the U.S. Arrangement as of August 31, 2008 and November 30, 2007 was $270.0 million and $299.9 million, respectively.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. The Revolver’s maximum commitment was amended from $100.0 million to $120.0 million in April 2008. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% per annum at our option. The Revolver is secured by our inventory and other assets (including the assets of our domestic subsidiaries, but excluding the assets of and ownership in our foreign subsidiaries) and expires in February 2011. There were no borrowings outstanding under the Revolver as of August 31, 2008, and as of November 30, 2007, the borrowings outstanding were $10.9 million.

SYNNEX Canada has a revolving line of credit arrangement with a credit limit of C$30.0 million. The revolving credit facility expires in April 2010. Interest on this facility is based on the Canadian adjusted prime rate. SYNNEX Canada has granted a lien on substantially all of its assets in favor of the lenders under its revolving credit facility. In connection with this revolving credit facility, we issued a guarantee of SYNNEX Canada’s obligations, of up to C$20.0 million, and agreed to subordinate our right to repayment of amounts received from SYNNEX Canada to the prior repayment of SYNNEX Canada’s obligations under its revolving credit facility, except to the extent that SYNNEX Canada is permitted to make distributions to us in accordance with the terms of its revolving credit facility. The balance outstanding as of August 31, 2008 and November 30, 2007 was $19.8 million and $17.5 million, respectively.

SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days on September 6, 2007. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3.0 million in cash on deposit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20.0 million. Letters of credit issued against this facility were $6.8 million as of August 31, 2008 and $13.9 million as of November 30, 2007.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The balance outstanding, under the Term Loan as of August 31, 2008 was $32.0 million and $47.9 million as of November 30, 2007. The Term Loan contains customary financial covenants. In connection with this Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $7.3 million and $13.4 million at August 31, 2008 and November 30, 2007, respectively. At August 31, 2008 and November 30, 2007, we had borrowings of $2.3 million and $0.2 million, respectively, outstanding under these facilities. We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions totaling approximately $10.9 million and $12.4 million at August 31, 2008 and November 30, 2007, respectively. The expiration dates of these facilities range from 2008 to 2017.

Covenants Compliance

In relation to our U.S. Arrangement, the Revolver, convertible debt, SYNNEX Canada revolving line of credit, Canadian Arrangement and SYNNEX Mexico Term Loan, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants and restrict our ability to incur additional debt. They also restrict our ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the convertible debt subject to certain liquidity tests.

As of August 31, 2008, we were in compliance with all material covenants for the above arrangements.

Convertible Debt.

In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Notes, in a private placement. The Notes bear interest at a rate of 4.0% per annum. Interest on the Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. In addition, we will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note is equal to 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if we have called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest.

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

The Notes are senior unsecured obligations of ours and rank equally in right of payment with other senior unsecured debt and rank senior to subordinated notes, if any. The Notes effectively rank junior to any of our secured indebtedness to the extent of the assets securing such indebtedness. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of our subsidiaries. The net proceeds from the Notes were used for general corporate purposes and to reduce outstanding balances under the U.S. Arrangement and the Revolver.

The Notes are governed by an indenture, dated as of May 12, 2008, between us and U.S. Bank National Association, as trustee, which contains customary events of default.

The Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value with no separate accounting for the conversion features. The right of the holders of the Notes to require us to repurchase the Notes in the event of a fundamental change and the contingent interest feature would require separate measurement from the Notes; however, the amount is insignificant. The additional shares issuable following certain corporation transactions do not require bifurcation and separate measurement from the Notes.

Related Party Transactions

We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of August 31, 2008, MiTAC International and its affiliates beneficially owned approximately 40% of our common stock. In addition, Matthew Miau, the Chairman of our Board of Directors and a non-executive director since 1992, is also the Chairman of MiTAC International and each of its affiliated entities below. As a result, MiTAC International is generally able to control us and to determine the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $56.3 million and $72.2 million for the three months ended August 31, 2008 and 2007, respectively, and $195.8 million and $216.7 million during the nine months ended August 31, 2008 and 2007, respectively. Our sales to MiTAC International and its affiliates in the three months ended August 31, 2008 and 2007, totaled approximately $0.6 million and $0.2 million, respectively, and $1.3 million and $1.5 million for the nine months ended August 31, 2008 and 2007, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

Accordingly, we negotiate manufacturing and pricing terms on a case-by-case basis with MiTAC International and our contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, we believe that the significant terms under these agreements, including pricing, would not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by our Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors. As MiTAC International’s ownership interest in us decreases as a result of sales of our stock and additional dilution, its interest in the success of our business and operations may decrease as well.

We remain dependent on MiTAC International as a contract assembly partner, any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on our business, particularly our contract assembly business with Sun Microsystems.

Beneficial Ownership of our Common Stock by MiTAC International.

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 40% of our common stock as of August 31, 2008. These shares are owned by the following entities:

MiTAC International (1)	7,752,824
Synnex Technology International Corp. (2)	5,039,244

Total	12,792,068

(1)	Shares held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,267,651 shares (of which 45,150 shares are directly held and 1,222,501 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International related to the deferred compensation plan of Robert Huang, our President and Co-Chief Executive Officer. As of August 31, 2008, the value of the stock acquired was $1.2 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

On February 20, 2008, the FASB issued Staff Position, or FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” or FSP FAS 140-3. FSP FAS 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP FAS 140-3 is effective for our financial statements for the fiscal year beginning on December 1, 2008 and earlier adoption is not permitted. We are assessing the potential impact that the adoption of FSP FAS 140-3 may have on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS No. 161. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal year 2009. We are assessing the potential impact that the adoption of SFAS No. 161 may have on our consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for us from the first quarter of fiscal year 2010. We are assessing the potential impact that the adoption of FSP FAS 142-3 may have on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP No. Accounting Principles Board, or APB, 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact that the adoption of FSP APB 14-1 may have on our consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are assessing the potential impact that the adoption of SFAS No. 162 may have on our consolidated results of operations and financial condition.

During the first quarter of fiscal year 2008, we adopted the following accounting standards:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective December 1, 2007. See Note 14 to Consolidated Financial Statements for the effect of our application of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” or FSP FAS 157-1, and FSP No. FAS No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2. FSP FAS 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We adopted SFAS No. 157, as it applies to our financial instruments, effective December 1, 2007. The impact of adoption of SFAS No. 157 is discussed in Note 15 to Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal year 2008. We did not did not elect to apply the fair value option to any of our financial instruments.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine-month period ended August 31, 2008 from our Annual Report on Form 10-K for the year ended November 30, 2007. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products represented approximately 32% and 28% of our total revenue in the nine months ended August 31, 2008 and 2007, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2009. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of August 31, 2008, we had 648 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

We may have higher exposure than anticipated tax liabilities.

We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	effect of tax rate on purchase accounting for acquisitions; and

•	the resolution of issues arising from tax audit or examinations and any related tax interest or penalties.

We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by tax authorities in various tax jurisdictions. Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition. The results from various tax examinations and audit may differ from the liabilities recorded in our financial statements and may materially affect our financial results and cash flows.

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

As of August 31, 2008, we had approximately $546.7 million in outstanding short and long-term borrowings under term loans and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At August 31, 2008, we had approximately $402.9 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

We depend on IT and telecommunications systems for our operations. These systems support a variety of functions including inventory management, order processing, shipping, shipment tracking, billing, contact center support and web hosting.

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

In the nine months ended August 31, 2008 and 2007, approximately 21% and 22%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We have international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. In the nine months ended August 31, 2008 and 2007, approximately 21% and 22%, respectively, of our total revenue was generated outside the United States. In both the nine months ended August 31, 2008 and 2007, approximately 19%, of our total revenue was generated in Canada. No other country or region accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Our contact center business in the Philippines may be adversely impacted if we are unable to manage and communicate with these remote resources. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. Contact centers use a wide variety of different technologies to allow them to manage a large volume of work. These technologies ensure that employees are kept productive. Any failure in technology may impact the business adversely. The success of our contact center primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will directly impact customer satisfaction. Any adverse customer satisfaction may impact the overall business. Generally, the employee turnover rate in the contact center business and the risk of losing experienced employees to competitors are high. Higher turnover rates increase recruiting and training costs and decrease operating efficiencies and productivity. If we are unable to successfully manage our contact centers, our results of operations could be adversely affected and we may not realize the benefits of our recent acquisitions.

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

Risks Related to Our Relationship with MiTAC International

As of August 31, 2008, our executive officers, directors and principal stockholders owned approximately 41% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of August 31, 2008, our executive officers, directors and principal stockholders owned approximately 41% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 40% of our common stock.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of August 31, 2008, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.9% of Synnex Technology International and approximately 8.0% of MiTAC International. As of August 31, 2008, MiTAC International directly and indirectly owned 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of August 31, 2008. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 15.7% of our outstanding common stock as of August 31, 2008. Neither MiTAC International nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

FASB recently adopted FASB Staff Position No. Accounting Principles Board 14-1, reflecting new rules that change the accounting for certain convertible debt instruments, including our convertible notes. Under these new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion will be required to account for the liability and equity components of the instrument separately. The debt component would be recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the debt is treated as if it had been issued at a discount and would subsequently be accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s nonconvertible debt borrowing rate. The resulting interest expense would likely be significantly higher than the actual cash interest expense payable on the instrument. The new rules are effective for fiscal years and interim periods beginning after December 15, 2008 and will be applied retrospectively to all periods presented. We are currently evaluating the new rules and cannot quantify the impact at this time. However, we expect to have higher interest expense starting in 2009 due to the non-cash interest expense accretion.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held a special meeting of our stockholders on August 19, 2008 at our principal executive offices at 44201 Nobel Drive, Fremont, California 94538. The proposal considered at the special meeting was whether or not to approve the material terms of our 2003 Stock Incentive Plan, solely to preserve our ability to receive corporate income tax deductions that may otherwise be disallowed pursuant to Internal Revenue Code Section 162(m). The results of this first proposal were as follows: 27,710,370 shares voted in favor, 1,292,749 shares voted against and 18,538 shares abstained. This proposal was approved by our stockholders.

ITEM 6.	Exhibits

10.1#	Amended and Restated 2003 Stock Incentive Plan and form agreements thereunder.

10.2#	Amended and Restated 2003 Employee Stock Purchase Plan.

10.3#	Amendment to 2003 Employee Stock Purchase Plan.

31.1	Rule 13a-14(a) Certification of President and Co-Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Co-Chief Executive Officers and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2008

SYNNEX Corporation

By:	/s/ ROBERT T. HUANG
Robert T. Huang
President and Co-Chief Executive Officer

By:	/s/ KEVIN M. MURAI
Kevin M. Murai
Co-Chief Executive Officer

By:	/s/ THOMAS C. ALSBORG
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1#	Amended and Restated 2003 Stock Incentive Plan and form agreements thereunder.

10.2#	Amended and Restated 2003 Employee Stock Purchase Plan.

10.3#	Amendment to 2003 Employee Stock Purchase Plan.

31.1	Rule 13a-14(a) Certification of President and Co-Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Co-Chief Executive Officers and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.