Form 10-K
period 2008-11-30
SYNNEX CORP
filed 2009-01-27
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange on January 15, 2009) was approximately $274,095,504 Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 15, 2009, there were 32,759,457 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2009 Annual Meeting of Stockholders to be held on March 24, 2009.

SYNNEX CORPORATION

2008 FORM 10-K

PART I

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits and developments of our services and operations, potential effects of the economic environment, anticipated benefits of our acquisitions including any related increase in fourth quarter seasonality, impact of the final purchase price of our acquisitions on our financial position, accuracy of our estimates of the impact of our acquisitions on our financial statements, our revenue and operating results, economic and industry trends, thefts at our warehouses, our gross margins, our agreements with MiTAC International Corporation, or MiTAC International, our relationship with MiTAC International and Sun Microsystems, our estimates regarding our capital requirements, our future needs for additional financing, concentration of products and customers, expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, impact of rules and regulations affecting public companies, impact of our accounting policies, statements regarding future tax liabilities and unrecognized tax benefits, statements regarding our capitalization and stock price, our estimated fair value of our reporting units and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth below under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and our subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.

SYNNEX, the SYNNEX Logo, CONCENTRIX, the CONCENTRIX Logo, EMJ, NEW AGE, PC WHOLESALE, and all other SYNNEX company, product and services names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX and the SYNNEX Logo Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

Item 1.	Business Overview

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We provide services in distribution, contract assembly and global business services, or GBS. We operate in two segments, distribution services segment and GBS segment. The distribution services segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, and retailers, as well as provide assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, web hosting, hosted software, domain name registration, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print. We also sell products complementary to these service offerings in China.

We bring synergy to our customers’ business process services requirements. By bringing supply chain management, contract assembly and distribution expertise together under one service provider, the result is high quality products assembled at a lower cost with industry-leading components and delivered efficiently and on time. Our business model is flexible and modular to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing, post-sales technical support, web hosting and domain name registration services.

We combine our core strengths in demand generation, distribution, supply chain management, and contract assembly to provide our customers greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 15,000 (as measured by active SKUs) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers throughout the United States, Canada and Mexico. We employ over 6,000 employees worldwide and operate in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom. From a geographic perspective, approximately 98% of our total revenue was from North America for the fiscal year ended November 30, 2008.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Panasonic, Lenovo and Seagate and sell them to our reseller and retail customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Our largest OEM supplier, HP, accounted for approximately 32% of our total revenue for the fiscal year ended November 30, 2008.

The IT distribution and contract assembly services industries are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. As well, the market for IT products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product and services we provide.

In our distribution segment, we are highly dependent on the end-market demand for IT products and services. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industry and increased price-based competition.

We have been in business since 1980 and are headquartered in Fremont, California with distribution, sales, contract assembly and contact center facilities in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003.

Our Products and Suppliers

We distribute a broad line of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 100 OEM suppliers, enabling us to offer comprehensive solutions to our reseller customers. Our primary OEM suppliers and representative products for the fiscal year ended November 30, 2008 include the following:

Supplier	Representative Products
HP	Desktop and Mobile PCs, Printers, Imaging Products, Supplies, Servers, Storage Products
Panasonic	Mobile PCs
IBM	Software
Lenovo	Desktop and Mobile PCs
Seagate	Storage Products
Acer	Mobile PCs, Displays and Monitors

Supplier	Representative Products
Intel	CPUs, Motherboards, Networking Products
Lexmark	Printer Supplies
Symantec	Security Software
Microsoft	Operating Systems, Application Software

During fiscal year 2008, our product mix by category was in the following ranges:

Product Category:
Peripherals	32% - 36%
IT Systems	29% - 33%
System Components	14% - 18%
Software	10% - 14%
Networking Equipment	5% - 9%

Our largest OEM supplier is HP. Revenue from the sale of HP products represented approximately 32% and 28% of our revenue for fiscal years 2008 and 2007, respectively. We entered into a U.S. Business Development Partner Agreement with HP on November 6, 2003, which governs our relationship with HP in the United States. The agreement remains in effect until May 31, 2009 unless terminated earlier in accordance with its terms. As is typical with our OEM supplier agreements, either party may terminate the agreement upon 30 days written notice. In addition, either party may terminate the agreement with cause upon 15 days written notice. “Cause” is not defined in the agreement. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreements with HP for the resale of products, support and services will automatically terminate upon such default or termination. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Our subsidiaries in Canada and Mexico have territorial supplier agreements with subsidiaries of HP located in the respective countries.

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

No reseller customer accounted for more than 10% of our total revenue in fiscal years 2008 or 2007. Some of our largest customers include CDW Corporation, Business Depot and Insight Enterprises, Inc.

Our Services

We offer a variety of services to our customers. These services can be purchased individually or they can be purchased in combination with others in the form of supply chain solutions. The three major categories of services include the following:

Distribution Services. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and quickly fill orders for our reseller customers and retail customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller customers.

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

Global Business Services. We offer a range of services to our customers that include customer management, software development, web hosting, hosted software, domain name registration, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print. We also sell products complementary to these service offerings in China.

The above major categories of services are complemented by the following:

Logistics Services. We provide logistics support to our reseller customers such as outsourced fulfillment, virtual distribution and direct ship to end-users. Other logistics support activities we provide include generation of customized shipping documents, multi-level serial number tracking for customized, configured products and online order and shipment tracking.

Online Services. We maintain electronic data interchange, or EDI, and web-based communication links with many of our reseller customers. These links improve the speed and efficiency of our transactions with our reseller customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-based application software that allows our resellers or their end-user customers to order software and take delivery online.

Financing Services. We offer our reseller customers a wide range of financing options, including net terms, third party leasing, floor plan financing, letters of credit backed financing and arrangements where we collect payments directly from the end-user. The availability and terms of our financing services are subject to our credit policies or those of third party financing providers to our reseller customers.

Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting resellers, including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows, database analysis, print on demand services and web-based marketing.

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

For a discussion of our business by segments, please see Note 16 of the Notes to Consolidated Financial Statements in Item 8.

Sales and Marketing

As of November 30, 2008, we employed 4,107 sales, marketing, contact center and demand generation services professionals. For distribution, we serve our large commercial, government reseller and retail customers through dedicated sales professionals. In our contact centers, we are contracted primarily by OEMs to provide services to their end user customers. We market to smaller resellers and OEMs through dedicated regional sales teams. In addition, we have dedicated product marketing and sales specialists that focus on the sale and promotion of the products of selected suppliers. These specialists are also directly involved in establishing new relationships with leading OEMs to create demand for their products and services and with resellers for their customers’ needs. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities, promoting sales growth and ensuring customer satisfaction. We have sales offices in North America, Latin America and Asia and attempt to have sales and marketing professionals in close proximity to our reseller, retail and OEM customers.

We also have a sales team dedicated to cultivating new business process services opportunities with IT product OEMs. On selected opportunities, this team works with MiTAC International Corporation, or MiTAC International to offer OEMs comprehensive outsourced supply chain solutions. This joint sales effort enables us to deliver complete design-to-delivery solutions for our OEM customers.

In addition, as part of our growing global services business, we have sales teams dedicated to cultivating new business process services opportunities for our contact center and demand generation services, as well as for selling selected products and web hosting and domain name registration services in China.

Our Operations

We operate more than 20 distribution facilities in the United States, Canada and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

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

To enhance the accuracy of our order fulfillment and protect our inventory from shrinkage, our systems also incorporate numerous controls. These controls include order weight checks, bar code scanning, and serial number profile verification to verify that the product shipped matches the customer order. We also use digital video imaging to record our small package shipping activities by order. These images and other warehouse and shipping data are available online to our customer service representatives, enabling us to quickly respond to order inquiries by our customers.

We operate our principal contract assembly facilities in the United States and the United Kingdom. We generally assemble IT systems, including workstations and servers, by incorporating system components from our distribution inventory and other sources. Additionally, we perform production value-added services, including kitting, asset tagging, hard drive imaging and reconfiguration. Our contract assembly facilities are ISO 9001:2000 and ISO 14001 certified.

We offer contact center services that deliver voice, e-mail and technical support services on a global platform to our customers. Our inbound contact center provides real-time technical support services to our customers.

We offer web hosting and domain name registration services in China.

International Operations

Approximately 21% and 22% of our total revenue for fiscal years 2008 and 2007, respectively, originated outside of the United States, with approximately 18% and 19% for fiscal years 2008 and 2007, respectively, of our total revenue generated in Canada. A key element in our business strategy has been to provide our GBS capabilities to OEMs in locations that are cost beneficial, but low risk. Consistent with this strategy, we have established international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. However, our end market strategy for our distribution business remains focused on North America. For a discussion of our net revenue by geographic region, please see Note 16 of the Notes to Consolidated Financial Statements in Item 8.

Purchasing

Product costs represent our single largest expense and IT product inventory is one of our largest working capital investments. Furthermore, product procurement from our OEM suppliers is a highly complex process that involves incentive programs, rebate programs, price protection, volume and early payment discounts and other arrangements. Consequently, efficient and effective purchasing operations are critical to our success.

Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased. In addition, the purchasing group utilizes an internally developed, proprietary information systems application tool, which further aids the purchasing group in forecasting future product demand based on several factors, including historical sales levels, expected product life cycle and current and projected economic conditions. Our information system tools also track warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation promotes greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders on a more frequent basis. Furthermore, our system tools also allow for automated checks and controls to prevent the generation of inaccurate orders.

Managing our OEM supplier incentive programs is another critical function of our purchasing group. We attempt to maximize the benefits of incentives, rebates and volume and early payment discounts that our OEM suppliers offer us from time to time. We carefully evaluate these supplier incentive benefits relative to our product handling and carrying costs so that we do not overly invest in our inventory. We also closely monitor inventory levels on a product-by-product basis and plan purchases to take advantage of OEM supplier provided price protection. By managing inventory levels at each of our regional distribution facilities, we can minimize our shipping costs by stocking products near to our resellers and their end-user customers.

Financial Services

We offer various financing options to our customers as well as prepayment, credit card and cash on delivery terms. We also collect outstanding accounts receivable on behalf of our reseller customers in certain markets. In issuing credit terms to our reseller customers, we closely and regularly monitor their creditworthiness through our information systems, which contain detailed information on each customer’s payment history, as well as through periodic detailed credit file reviews by our financial services staff. In addition, we participate in a North American credit association whose members exchange customer credit rating information. We have also purchased credit insurance in some geographies to further control credit risks. Finally, we establish reserves for estimated credit losses in the normal course of business based upon historical losses.

We also sell to certain reseller customers pursuant to third party floor plan financing. The expenses charged by these financing companies are subsidized either by our OEM suppliers or paid by us. We generally receive payment from these financing companies within 15 to 30 days from the date of sale, depending on the specific arrangement.

Information Technology

Our IT systems manage the entire order cycle, including processing customer orders, production planning, customer billing and payment tracking. These internally developed IT systems make our operations more efficient and provide visibility into our operations. We believe our IT infrastructure is scalable to support further growth. Continuous enhancement of our IT systems facilitates improved product and inventory management, streamlines order and fulfillment processes, and increases operational flexibility.

To allow our customers and suppliers to communicate and transact business with us in an efficient and consistent manner, we have implemented a mix of proprietary and off-the-shelf software programs, which integrate our IT systems with those of our customers and suppliers. In particular, we maintain EDI and web-based communication links with many of our reseller and retail customers to enable them to search for products, check real-time pricing, inventory availability and specifications, place and track orders, receive invoices and process returns. We plan to continue making significant investments in our IT systems to facilitate the flow of information, increase our efficiency and lower transaction costs.

Competition

We operate in a highly competitive environment, both in the United States and internationally. The IT product industry is characterized by intense competition, based primarily on product availability, credit terms, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, technological capabilities and product quality, service and support. We compete with a variety of regional, national and international IT product distributors and manufacturers.

Our current major competitors in IT product distribution include Bell Microproducts, Ingram Micro, ScanSource and Tech Data and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers, which also sell directly to resellers and end-users. The distribution industry has recently undergone, and continues to undergo, major consolidation. During this period, a number of significant players within the IT distribution industry exited or merged with other players within the distribution market. Over the years we have participated in this consolidation through our acquisitions of Merisel Canada, Gates/Arrow, EMJ Data Systems Limited, Azerty United Canada, PC Wholesale and New Age Electronics, or New Age, and we continue to evaluate other opportunities. Our major competitors in our global business services include Teleperformance, Teletech and Accenture, and other global and regional service providers.

We constantly seek to expand our business into areas primarily related to our core distribution business as well as other support, logistics, global business and related value-added services. As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors.

Some of our competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us. Some may have more developed relationships with their existing customers. We attempt to offset our comparative scale disadvantage by focusing on a limited number of leading OEMs to represent, running an efficient and low cost operation and offering a high level of value add and customer service.

Employees

As of November 30, 2008, we had 6,804 full-time employees, including 4,107 in sales, marketing, contact center and demand generation services professionals, 2,034 in operations, and 663 in executive, finance, IT and administration. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our production capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled approximately 868, on a full-time equivalent basis, at November 30, 2008. Our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

Our website is http://www.synnex.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not a part of this report. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics.

The SEC maintains an Internet site at http://www.sec.gov that contains the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy and information statements of the Company. All reports that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the enterprise value of our Company and our securities.

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

Our operating results also are affected by the seasonality of the IT products and services industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. These patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. The results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline. For example, in March 2005, we announced that our revenue and net income for the three months ended February 28, 2005 were lower than our previously released guidance and, as a result, our share price subsequently declined substantially.

We depend on a small number of OEMs to supply the IT products that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of Hewlett-Packard Company, or HP, products represented approximately 32% and 28% of our total revenue in fiscal years 2008 and 2007, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2009. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its distribution agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, rebates and marketing programs available to us. From time to time we may conduct business with a supplier without a formal agreement because the agreement has expired or otherwise. In such case, we are subject to additional risk with respect to products, warranties and returns, and other terms and conditions. If we are unable to pass the impact of these changes through to our reseller customers, our business, financial position and operating results could be adversely affected.

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

Our ability to obtain particular products in the required quantities and to fulfill reseller customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our OEM suppliers may decide to sell directly to resellers, or to substantially increase their existing distribution business, through other distributors. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our reseller customer orders on a timely basis, our business, financial position and operating results may be adversely affected.

Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of November 30, 2008, we had 674 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

We may have higher than anticipated tax liabilities.

We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	effect of tax rate on purchase accounting for acquisitions; and

•	resolution of issues arising from tax audit or examinations and any related interest or penalties.

We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by tax authorities in various tax jurisdictions. Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition. The results from various tax examinations and audit may differ from the liabilities recorded in our financial statements and may adversely affect our financial results and cash flows.

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

We have in the past pursued and in the future expect to pursue acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT products industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:

•	difficulty in successfully integrating acquired operations, IT systems, customers, and OEM supplier relationships, products and businesses with our operations;

•	loss of key employees of acquired operations or inability to hire key employees necessary for our expansion;

•	diversion of our capital and management attention away from other business issues;

•	increase in our expenses and working capital requirements;

•	in the case of acquisitions that we may make outside of the United States, difficulty in operating in foreign countries and over significant geographical distances; and

•	other financial risks, such as potential liabilities of the businesses we acquire.

Our growth may be limited and our competitive position may be harmed if we are unable to identify, finance, consummate and integrate future acquisitions. We believe that further expansion may be a prerequisite to our long-term success as some of our competitors in the IT product distribution industry have larger international operations, higher revenues and greater financial resources than us. We have incurred costs and encountered difficulties in the past in connection with our acquisitions and investments. For example, our operating margins were initially adversely affected as a result of our acquisition of the Redmond Group of Companies, or RGC. Prior to the acquisition, RGC was not a profitable business. After the acquisition, RGC initially caused a negative effect on our operating margins as we integrated RGC’s operations with our business to leverage synergies and consolidate redundant expenses. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

Because of the capital-intensive nature of our business, we need continued access to capital, which, if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, proceeds from our accounts receivable securitization and revolving credit programs are limited or cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all. Worldwide economic conditions have recently experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any securitization or credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of securitization or debt financing could significantly increase in the future, making it cost prohibitive to securitize our accounts receivable or borrow, which could force us to issue new equity securities. If we issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

The terms of our debt arrangements impose significant restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.

As of November 30, 2008, we had approximately $551.9 million in outstanding short and long-term borrowings under term loans, convertible debt and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure, which may hinder the repayment of our convertible senior notes.

Our ability to make scheduled debt payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some of our credit facilities restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Our ability to service our debt and our ability to repay current or future indebtedness when due, depend in large part upon the earnings of our subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the convertible senior notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

We extend credit to our reseller customers for a significant portion of our sales to them. Resellers and retailers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller customers will not pay for the products they purchase. In addition, our Mexico subsidiary has entered into contracts with Mexican reseller customers, which involve extended payment terms and could expose us to additional collection risks. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers as a result of an economic downturn or a decrease in IT spending by end-users. If we are unable to collect payment for products we ship to our reseller customers or if our reseller customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize accounts receivable-based financing, which could negatively impact our cash flow and liquidity position.

We may suffer adverse consequences from changing interest rates.

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At November 30, 2008, we had approximately $408.2 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

Additionally, current market conditions, subprime mortgage crisis, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our credit facilities have contractually negotiated spreads, terms such as these are subject to ongoing negotiations.

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

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers, handling call volume or providing web hosting. Sales also may be affected if our reseller customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller customers from accessing information. Our contact call center is dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

We rely on independent shipping companies for delivery of products, and price increases or service interruptions from these carriers could adversely affect our business and operating results.

We rely almost entirely on arrangements with independent shipping companies, such as FedEx and UPS, for the delivery of our products from OEM suppliers and delivery of products to reseller and retail customers. Freight and shipping charges can have a significant impact on our gross margin. As a result, an increase in freight surcharges due to rising fuel cost or general price increases will have an immediate adverse effect on our margins, unless we are able to pass the increased charges to our reseller customers or renegotiate terms with our OEM suppliers. In addition, in the past, UPS has experienced work stoppages due to labor negotiations with management. An increase in freight or shipping charges, the termination of our arrangements with one or more of these independent shipping companies, the failure or inability of one or more of these independent shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business and operating results.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

In the fiscal years ended November 30, 2008 and 2007, approximately 21% and 22%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT service industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT service industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Robert Huang, our Chairman of the Board of Directors, Kevin Murai, our President and Chief Executive Officer, and James Estill, SYNNEX Canada Limited’s President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

Worldwide economic conditions have recently experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. For the fiscal years ended November 30, 2008 and 2007, approximately 21% and 22%, respectively, of our total revenue was generated outside the United States. For the fiscal years ended November 30, 2008 and 2007, approximately 18% and 19%, respectively, of our total revenue was generated in Canada. No country other than the U.S. and Canada accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting accounts receivable generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such accounts receivable may be inadequate. In addition, our Mexico subsidiary has entered into contracts with Mexican reseller customers, which involve extended payment terms and could expose us to additional collection risks. Furthermore, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur additional expenses and loss.

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

Our contact center business in the Philippines may be adversely impacted if we are unable to manage and communicate with these remote resources. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. Contact centers use a wide variety of different technologies to allow them to manage a large volume of work. These technologies ensure that employees are kept productive. Any failure in technology may impact the business adversely. The success of our contact center business primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will directly impact customer satisfaction. Any adverse customer satisfaction may impact the overall business. Generally, the employee turnover rate in the contact center business and the risk of losing experienced employees to competitors are high. Higher turnover rates increase recruiting and training costs and decrease operating efficiencies and productivity. If we are unable to successfully manage our contact centers, our results of operations could be adversely affected and we may not realize the benefits of our recent acquisitions.

Our investment in HiChina Web Solutions could be adversely affected by strong competition, loss of market share and pricing pressure in the market for domain name registration and web hosting services, which we expect will continue to intensify.

Our investment in HiChina Web Solutions in April 2007 could be adversely impacted due to the market for domain name and web hosting related Internet services, which is intensely competitive and rapidly evolving as participants strive to retain their current customer base and attract new customers and improve their competitive position. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability and result in a loss of market share. Further, we may lose market share if we are unable to keep pace with these evolving markets. While we anticipate that the number of new, renewed and transferred-in domain registrations will incrementally increase, volatility in the market could result in our customers turning to other registrars, thereby impairing growth in the number of domains under our management and our ability to sell multiple services to such customers.

Risks Related to Our Relationship with MiTAC International Corporation

As of November 30, 2008, our executive officers, directors and principal stockholders owned approximately 41% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of November 30, 2008, our executive officers, directors and principal stockholders owned approximately 41% of our outstanding common stock. In particular, MiTAC International Corporation, or MiTAC International and its affiliates owned approximately 40% of our common stock.

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

We rely on MiTAC International for manufacturing and contract assembly services and supply components and the loss of these services or components would require us to seek alternate providers that may charge us more for their services and components.

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract assembly services customers, including Sun Microsystems, our primary contract assembly services customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing, pricing and other material terms on a project-by-project basis. As MiTAC’s ownership interest in us decreases, MiTAC’s interest in the success of our business and operations may decrease as well. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. We may be unable to obtain alternative services and components on similar terms, which may in turn increase our contract assembly costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results.

Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms, with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there has not been a significant amount of sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement has an initial term of one year and automatically renews for subsequent one-year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice (a) of the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Sun Microsystems under which we work with MiTAC International to provide contract assembly services to Sun Microsystems.

Some of our customer relationships evolved from relationships between such customers and MiTAC International and the loss of such relationships could harm our business and operating results.

Our relationship with Sun Microsystems and some of our other customers evolved from relationships that were initiated by MiTAC International. Our relationship with Sun Microsystems is a joint relationship with MiTAC International and us, and the future success of our relationship with Sun Microsystems depends on MiTAC International continuing to work with us to service Sun Microsystems’ requirements. The original agreement between Sun Microsystems and MiTAC International was signed on August 28, 1999 and we became a party to the agreement on February 12, 2002. On May 16, 2007, we entered into a new Master Supply Agreement to be effective as of May 1, 2007 with Sun Microsystems and MiTAC International. Pursuant to this new agreement, the terms for the manufacture and purchase of each particular product awarded by Sun Microsystems are individually negotiated and if agreed upon by the parties, such terms are included in a product award letter. There is no minimum level of commitment required by any of the parties under this agreement. As under the prior agreement, we negotiate manufacturing, pricing and other material terms, on a project-by-project basis with MiTAC International and Sun Microsystems for a given project. All of our contract assembly services to Sun Microsystems are covered by this agreement. This agreement has a term of three years and is automatically renewed for one-year periods until terminated in accordance with its terms. Any party may terminate this agreement with written notice if one of the other parties materially breaches any provision of the agreement and the breach is incapable of being cured or is not cured within 30 days. This agreement may also be terminated on written notice if one of the other parties becomes bankrupt or insolvent. If we are unable to maintain our relationship with MiTAC International, our relationship with Sun Microsystems could suffer and we could lose other customer relationships or referrals, which in turn could harm our business, financial position and operating results.

There could be potential conflicts of interest between us and MiTAC International and its affiliates, which could impact our business and operating results.

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliates. In fiscal year 2008, Mr. Miau received a $225,000 retainer from us and was granted a restricted stock award of 2,000 shares of our common stock for his services as Chairman of the Board based primarily upon his non-executive back-up role to Robert Huang, our then President and Chief Executive Officer. Compensation payable to Mr. Miau was based upon approval of the Nominating and Corporate Governance Committee, which is composed of disinterested members of the Board. For fiscal year 2009, Mr. Miau will receive the same compensation as other independent directors. Mr. Miau’s compensation is based upon the approval of the Nominating and Corporate Governance Committee. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2008, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.9% of Synnex Technology International and approximately 8.0% of MiTAC International. As of November 30, 2008, MiTAC International directly and indirectly owned 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of November 30, 2008. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 15.6% of our outstanding common stock as of November 30, 2008. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

Risks Related to Our Industry

Volatility in the IT industry could have a material adverse effect on our business and operating results.

The IT industry in which we operate has experienced decreases in demand. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity may impact our revenue, as well the salability of inventory and collection of reseller customer accounts receivable.

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

Currently, there is a trend towards reducing the number of authorized distributors used by OEM suppliers. As a smaller market participant in the IT product industries, than some of our competitors, we may be more susceptible to loss of business from further reductions of authorized distributors or contract assemblers by IT product OEMs. For example, the termination of our contract by HP with us would have a significant negative effect on our revenue and operating results. A determination by any of our primary OEMs to consolidate their business with other distributors or contract assemblers would negatively affect our business and operating results. For example, IBM recently consolidated its business with distributors, including SYNNEX, and, as a result, we no longer distribute certain IBM products and services.

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

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution, global business and contract assembly services industries are characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International.

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

In addition, in our contact center business, we also face competition from our customers. For example, some of our customers may have internal capability and resources to provide their own call centers. Furthermore, pricing pressures and quality of services could impact our business adversely. Our ability to provide a high quality of service is dependent on our ability to retain and properly train our employees and to continue investing in our infrastructure, including IT and telecommunications systems.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended November 30, 2008, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. In the past, however, our internal controls have not eliminated all error. For example, in fiscal year 2007, we made a reclassification adjustment to our Consolidated Financial Statements and we were unable to timely file a Form 8-K relating to an acquisition. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, the NYSE has adopted revisions to its requirements for companies that are NYSE-listed. These rules and regulations have increased our legal and financial compliance costs, and made some activities more time consuming or costly. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.

New accounting treatment for cash settled convertible debt instruments like the convertible senior notes would likely cause our reported interest expense on our convertible senior notes to increase.

FASB recently adopted FASB Staff Position No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” reflecting new rules that change the accounting for certain convertible debt instruments, including our convertible notes. Under these new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion is be required to account for the liability and equity components of the instrument separately. The debt component is recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is treated as if it had been issued at a discount and is subsequently accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s nonconvertible debt borrowing rate. The resulting interest expense would likely be significantly higher than the actual cash interest expense payable on the instrument. The new rules are effective for fiscal years and interim periods beginning after December 15, 2008 and is applied retrospectively to all periods presented. We are currently evaluating the new rules and cannot quantify the impact at this time. However, we expect to have higher interest expense starting in 2010 due to the non-cash interest expense accretion.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Fremont, California. We operate distribution, assembly, services and administrative facilities in seven different countries.

Our distribution business segment occupies over 30 facilities covering approximately 3 million square feet. We lease each of these facilities, except a 340,000 square feet logistics facility in Olive Branch, Mississippi, a 720,000 square feet distribution and administrative center in Guelph, Ontario, Canada, a 124,400 square feet administrative and assembly facility in Telford, United Kingdom, a 62,500 square feet distribution facility in Greenville, South Carolina and a 13,442 square feet distribution facility in Pittsboro, North Carolina which we own.

Our global business services, or GBS, business segment occupies over 30 facilities covering approximately 447,000 square feet. We lease each of these facilities except for a 40,435 square feet administrative facility in Beijing, China and two administrative and services facilities in Tokyo, Japan occupying 4,078 square feet, which we own.

We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current operating needs. Leases for our current facilities expire between December 2008 and December 2014.

Item 3.	Legal Proceedings

We are from time to time involved in legal proceedings, including the following:

In May 2002, Seanix Technology Inc. filed a trademark infringement action in the Federal Court of Canada against us and our Canadian subsidiary, SYNNEX Canada Limited. The suit claimed that we had infringed on Seanix’s exclusive rights to its Canadian trademark registration and caused confusion between the two companies resulting from, among other things, our use of trademarks confusingly similar to the Seanix trademarks. The complaint sought injunctive relief and monetary damages. In April 2008, the matter was settled on terms that were not material to us or SYNNEX Canada Limited.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of November 30, 2008:

Name	Age	Position
Robert Huang	63	President, Co-Chief Executive Officer and Director
Kevin Murai	45	Co-Chief Executive Officer and Director
Peter Larocque	47	President, U.S. Distribution
Jim Estill	51	President and Chief Executive Officer, SYNNEX Canada Limited
Dennis Polk	42	Chief Operating Officer
Thomas Alsborg	46	Chief Financial Officer
Simon Leung	43	General Counsel and Corporate Secretary

Robert Huang founded our Company in 1980, and is currently a Director and Chairman of the Board. Mr. Huang retired as our President and Co-Chief Executive Officer in December 2008. Prior to founding our Company, Mr. Huang served as the Headquarters Sales Manager of Advanced Micro Devices, a semiconductor company. Mr. Huang received his Bachelor of Science degree in Electrical Engineering from Kyushyu University, Japan, Master of Science degrees in Electrical Engineering and Statistics from the University of Rochester and a Master of Science degree in Management Science from the Sloan School of Management at the Massachusetts Institute of Technology.

Kevin Murai, our President and Chief Executive Officer and a Director, joined us in March 2008. He served as Co-Chief Executive Officer until Robert Huang’s retirement in December 2008. Prior to SYNNEX, Mr. Murai was employed for 19 years at Ingram Micro, Inc., most recently as President and Chief Operating Officer. During his nineteen-year tenure at Ingram, Mr. Murai served in several executive management positions. He holds a Bachelor of Applied Science degree in Electrical Engineering from the University of Waterloo in Ontario, Canada.

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

Jim Estill joined SYNNEX Canada Limited in September 2004 as President and Chief Executive Officer after the acquisition of EMJ Data Systems Limited by SYNNEX Canada Limited. Mr. Estill founded EMJ in 1979 and was President and Chief Executive Officer of EMJ. Mr. Estill received a Bachelor of Science degree in Systems Design Engineering from the University of Waterloo, Ontario.

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

Simon Leung is our General Counsel and Corporate Secretary and has served in this capacity since May 2001. Mr. Leung joined us in November 2000 as Corporate Counsel. Prior to SYNNEX, Mr. Leung was an attorney at the law firm of Paul, Hastings, Janofsky & Walker LLP. Mr. Leung received a Bachelor of Arts degree from the University of California, Davis and his Juris Doctor degree from the University of Minnesota Law School.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $0.001, is traded on the New York Stock Exchange, NYSE, under the symbol “SNX.” The following table sets forth the range of high and low sales prices for our common stock for each of the periods listed, as reported by the NYSE.

	Price Range of Common Stock
	Low	High
Fiscal Year 2007
First Quarter	$18.57	$23.27
Second Quarter	$17.25	$22.46
Third Quarter	$18.91	$22.10
Fourth Quarter	$19.36	$23.00

Fiscal Year 2008
First Quarter	$17.63	$23.81
Second Quarter	$19.94	$25.20
Third Quarter	$21.89	$27.28
Fourth Quarter	$8.63	$23.56

As of January 15, 2009, our common stock was held by 930 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities place restrictions on our ability to pay dividends.

Stock Price Performance Graph

The stock price performance graph below, which assumes a $100 investment on November 28, 2003, compares our cumulative total shareowner return, the NYSE Composite Index and the Standard Industrial Classification, or SIC, Code Index (SIC Code 5045—Computer and Computer Peripheral Equipment and Software) for the period beginning November 28, 2003 through November 30, 2008. The closing price per share of our common stock was $10.46 on November 28, 2008. No cash dividends have been declared on our common stock since the initial public offering. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ending
	11/28/2003	11/30/2004	11/30/2005	11/30/2006	11/30/2007	11/28/2008
SYNNEX Corporation	100.00	150.18	109.82	159.37	144.98	73.40
Computers & Peripheral Equipment	100.00	121.62	112.58	129.92	119.18	60.40
NYSE Market Index	100.00	114.68	127.65	148.46	163.39	100.50

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated statements of operations and cash flow data presented below for the fiscal years ended November 30, 2008, 2007 and 2006 and the consolidated balance sheet data as of November 30, 2008 and 2007 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The consolidated statements of operations and other data for the fiscal years ended November 30, 2005 and 2004 and the consolidated balance sheet data as of November 30, 2006, 2005 and 2004 have been derived from our Consolidated Financial Statements that are not included in this Report. The consolidated statements of operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 17 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$7,768,230	$7,004,120	$6,343,514	$5,640,769	$5,150,447
Cost of revenue	(7,336,311)	(6,648,738)	(6,058,155)	(5,402,211)	(4,935,075)

Gross profit	431,919	355,382	285,359	238,558	215,372
Selling, general and administrative expenses	(280,071)	(243,235)	(189,117)	(159,621)	(137,712)

Income from continuing operations before non-operating items and income taxes	151,848	112,147	96,242	78,937	77,660
Interest expense and finance charges, net	(14,431)	(14,874)	(16,659)	(17,036)	(7,959)
Other income (expense), net	(7,831)	1,393	570	1,559	(900)

Income from operations before income taxes and minority interest	129,586	98,666	80,153	63,460	68,801
Provision for income taxes	(45,096)	(35,167)	(28,320)	(23,912)	(23,091)
Minority interest in a subsidiary	(693)	(372)	(448)	58	376

Income from continuing operations	83,797	63,127	51,385	39,606	46,086
Income from discontinued operations, net of tax	—	—	—	511	479
Gain on sale of discontinued operations, net of tax	—	—	—	12,708	—

Net income	$83,797	$63,127	$51,385	$52,825	$46,565

Net income per common share, basic:
Income from continuing operations	$2.65	$2.04	$1.73	$1.39	$1.73
Discontinued operations	—	—	—	0.46	0.01

Net income per common share, basic:	$2.65	$2.04	$1.73	$1.85	$1.74

Net income per common share, diluted:
Income from continuing operations	$2.52	$1.93	$1.61	$1.27	$1.53
Discontinued operations	—	—	—	0.43	0.02

Net income per common share, diluted:	$2.52	$1.93	$1.61	$1.70	$1.55

	November 30,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$61,081	$42,875	$27,881	$13,636	$28,726
Working capital	590,588	419,708	416,865	350,529	316,935
Total assets	2,032,880	1,887,103	1,382,734	1,082,488	999,697
Current borrowings under term loans and lines of credit	340,466	351,142	50,834	28,548	74,996
Long-term borrowings	152,287	37,537	47,967	1,153	13,074
Total stockholders’ equity	679,841	604,554	511,546	437,225	369,656

	Fiscal Years Ended November 30,
	2008	2007	2006	2005	2004
	(in thousands)
Other Data:
Depreciation and amortization	$18,764	$15,765	$9,781	$8,778	$7,845

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits and developments of our services and operations, potential effects of the economic environment, anticipated benefits of our acquisitions including any related increase in fourth quarter seasonality, impact of the final purchase price of our acquisitions on our financial position, accuracy of our estimates of the impact of our acquisitions on our financial statements, our revenue and operating results, economic and industry trends, thefts at our warehouses, our gross margins, our agreements with MiTAC International Corporation, or MiTAC International, our relationship with MiTAC International and Sun Microsystems, our estimates regarding our capital requirements, our future needs for additional financing, concentration of products and customers, expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, impact of rules and regulations affecting public companies, impact of our accounting policies, statements regarding future tax liabilities and unrecognized tax benefits, statements regarding our capitalization and stock price, our estimated fair value of our reporting units, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth below under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We provide services in distribution, contract assembly and global business services, or GBS. We operate in two segments, distribution services segment and GBS segment. The distribution services segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, and retailers, as well as provide assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, web hosting, hosted software, domain name registration, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print. We also sell products complementary to these service offerings in China.

We bring synergy to our customers’ business process services requirements. By bringing supply chain management, contract assembly and distribution expertise together under one service provider, the result is high quality products assembled at a lower cost with industry-leading components and delivered on time. Our business model is flexible and modular to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing, post-sales technical support, web hosting and domain name registration services.

We combine our core strengths in demand generation, IT distribution, supply chain management, and contract assembly to provide our customers greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 15,000 (as measured by active SKUs) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers throughout the United States, Canada and Mexico. We employ over 6,000 employees worldwide and operate in the United States, Canada, China, Mexico, the Philippines and the United Kingdom. From a geographic perspective, approximately 98% of our total revenue was from North America for the fiscal year ended November 30, 2008.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Panasonic, Lenovo and Seagate, and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Our largest OEM supplier, HP, accounted for approximately 32% of our total revenue for the fiscal year ended November 30, 2008.

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

Revenue and Cost of Revenue

We derive our revenue primarily through the distribution of IT systems, peripherals, system components, software, networking equipment, assembly services and GBS. For products, we recognize revenue generally as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of the resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. We review and adjust these provisions periodically. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

We provide our GBS services to our customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. Our agreements are usually short-term in nature, subject to early termination by our customers or us for any reason, typically with 30 to 90 days notice. Revenue is recognized as services are performed and if collection is reasonably assured.

None of our customers accounted for more than 10% of our total revenue in fiscal years 2008, 2007 or 2006. Approximately 32%, 28%, and 25% of our total revenue in fiscal years 2008, 2007 and 2006, respectively, was derived from the sale of HP products.

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

A significant portion of our cost of revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any rebates and purchase discounts received from our OEM suppliers. Cost of product distribution revenue also consists of provisions for inventory losses and write-downs, and freight expenses associated with the receipt in and shipment out of our inventory. In addition, cost of revenue includes the cost of materials, labor and overhead for our contract assembly and GBS services.

Margins

The IT product industry in which we operate is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated between 4.5% and 5.6% annually over the past three years due to changes in the mix of products and services we offer, customers we sell to, competition, seasonality and replacement of less profitable business with investments in higher margin and more profitable lines and lower costs associated with increased efficiencies. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin has also fluctuated between 1.5% and 2.0% annually over the past three years, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our distribution, contract assembly and global business services revenue, and the timing of our acquisitions and investments.

Recent Acquisitions

We seek to augment our services offering growth with strategic acquisitions of businesses and assets that complement and expand our global business services capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers, retail customers and OEM suppliers, extended the geographic reach of our operations, particularly targeted in international markets, and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our Consolidated Financial Statements from the closing date of the acquisition.

During the fiscal year ended November 30, 2008, we completed the following acquisitions:

On April 1, 2008, we purchased substantially all of the assets of New Age Electronics Inc., or New Age, a privately-held distributor of IT and consumer electronics products to the retail sector. We expect this acquisition will expand our consumer electronics distribution business. We paid a purchase price of $31.5 million in cash and an additional $11.8 million was accrued, to be paid subject to compliance with certain post-closing conditions. As of November 30, 2008, we paid $9.6 million of the accrual in full settlement of the additional payment. The acquisition agreement provides for additional earn-out payments of up to $11.0 million to be paid subject to achieving certain milestones during the first twelve months after the date of acquisition. In connection with the net assets acquired, we refinanced approximately $84.0 million in working capital debt. The New Age business has been fully integrated into our distribution segment.

The purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed is as follows:

Fair Value
(in thousands)
Purchase consideration
Cash paid	$41,116
Transaction cost	125

$41,241

Allocation
Cash	$11,164
Accounts receivable	69,747
Inventories	72,073
Program receivable	4,642
Fixed assets	1,248
Prepaid expenses and other assets	648
Goodwill	18,684
Intangible assets (1)	12,253
Accounts payable	(54,076)
Accrued liabilities	(10,937)
Lease obligations	(202)
Loan payable	(84,003)

$41,241

(1)	Intangible assets will be amortized over a period of ten years.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of New Age had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and depreciation expense.

	Pro Forma Basis for Fiscal Years Ended
	November 30, 2008	November 30, 2007
	(in thousands)
Revenue	$8,067,882	$7,900,334
Net income	84,673	68,295
Net income per common share-basic	$2.68	$2.21
Net income per common share-diluted	2.55	2.09

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor is it necessarily indicative of future operating results.

Other Fiscal Year 2008 Acquisitions

Our other fiscal year 2008 acquisitions, which were all in our GBS segment, were not significant individually or in the aggregate. In the second quarter of fiscal year 2008, we acquired three companies for an estimated total cash consideration of approximately $3.0 million.

Acquisitions during the Year Ended November 30, 2007

On February 20, 2007, we acquired all of the outstanding capital stock of SYNNEX-Concentrix Corporation, based in Manila, Philippines for approximately $25.0 million in cash. The acquisition agreement allowed for an earn-out payment of an additional $5.0 million to be paid if certain milestones were met in the first year after the acquisition. As of November 30, 2008, an earn-out payment of $4.0 million was paid in full settlement. SYNNEX-Concentrix Corporation is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The SYNNEX-Concentrix Corporation acquisition is consistent with our strategy to broaden our global business service offerings and increases our contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $7.6 million, intangible assets was $3.1 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $18.3 million has been recognized as goodwill. The SYNNEX-Concentrix Corporation business has been fully integrated into our GBS segment.

On February 27, 2007, we acquired the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. We paid a purchase price of $28.9 million in cash. PC Wholesale is an IT distributor with special focus on end-of-life and refurbished equipment that is complementary to our core distribution business. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $18.9 million, intangible assets was $2.9 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $7.1 million has been recognized as goodwill. The PC-Wholesale business has been fully integrated into our distribution segment.

On April 5, 2007, we purchased approximately 86% of the equity interest in China Civilink (Cayman) for $30.0 million in cash. The acquisition agreement provided for a payment of up to $2.0 million to the then selling shareholders, if certain milestones were met by December 31, 2007. $2.0 million was paid in connection with the milestones achievement. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions, which is based in Beijing, China, provides Internet services such as domain name registration and web hosting. The acquisition of HiChina Web Solutions further supports our strategy to grow our global business service offerings by providing access to an established customer base in China. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $5.9 million, intangible assets was $3.0 million, and the remainder of the purchase price over the fair value of identifiable assets acquired of $23.1 million has been recognized as goodwill. The HiChina Web Solutions business has been fully integrated into our GBS segment.

On May 1, 2007, our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada, acquired substantially all of the assets of the Redmond Group of Companies, or RGC, including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased assets, net of assumed debt of $11.9 million, was approximately $26.6 million in cash and transaction costs of $0.2 million. Of this amount, approximately $3.1 million was payable subject to confirmation of net tangible assets acquired, primarily related to accounts receivable and inventory. The acquisition agreement allowed for an additional $0.4 million to be paid if certain milestones were met in the first 13 months following the closing date. These milestones were not achieved; hence, no payment was made. The acquisition of RGC further supports SYNNEX Canada’s expansion in its consumer electronics distribution. The RGC business has been fully integrated within SYNNEX Canada. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $10.6 million and the remainder of the purchase price over the fair value of identifiable assets acquired of $16.0 million has been recognized as goodwill. At the time of the acquisition of RGC, we determined that this was not a significant acquisition. However, upon further review, we determined that it was a significant acquisition, and accordingly, a Form 8-K reporting for the RGC acquisition was filed. The RGC business has been fully integrated into our distribution segment.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of RGC had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustment for additional finance charges related to the financing of the purchase consideration of the acquisition. The pro forma results may not reflect future performance.

	Pro Forma Basis for Fiscal Years Ended
	November 30, 2007	November 30, 2006
	(in thousands)
Revenue	$7,050,925	$6,592,621
Net Income (1)	59,091	29,382

Net income per common share-basic	$1.91	$0.99
Net income per common share-diluted	1.81	0.92

(1)	Net income for the fiscal year ended November 30, 2006 includes an impairment loss on goodwill and intangible assets of $16.5 million prior to our acquisition of RGC.

The above acquisitions, excluding RGC, individually and in the aggregate, did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations.” The Consolidated Financial Statements include the operating results of each business from the date of acquisition.

Building Acquisition

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Canada. The facility is six hundred and twenty thousand square feet. The total purchase price for this facility was approximately $12.5 million. As of fiscal year end, SYNNEX Canada has completed its plan for consolidating multiple existing Ontario area facilities in Canada into this facility.

Restructuring Charges

In fiscal year 2008, in connection with the acquisition of New Age, we recorded liabilities of $0.6 million under Emerging Issues Task Force, or EITF, 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3. The measures, which included workforce reductions and facilities consolidation, were intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. These charges were primarily associated with workforce reductions of $0.4 million and facilities consolidation of $0.2 million.

In fiscal year 2007, in connection with the acquisition of RGC we announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, are intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. During fiscal year 2007 we accrued $2.4 million in restructuring costs against goodwill related to the RGC acquisition in Canada under EITF 95-3. These charges are primarily associated with facilities consolidation of $1.1 million, workforce reductions of $0.7 million and contract termination costs of $0.6 million.

In fiscal year 2007, in conjunction with the above, we recorded $2.7 million for the restructuring, impairment and consolidation of our Canadian operations as a result of the acquisition of RGC and the purchase of our logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1.1 million for facilities consolidation, $0.5 million for workforce reductions, and $0.3 million for other costs. All charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The majority of all non-continuing employees’ terminations were completed by November 30, 2007.

In conjunction with the above restructuring, we recorded an impairment loss of $0.8 million for a property located in Ontario, Canada which is held for sale based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $1.7 million at November 30, 2008.

Economic and Industry Trends

Our revenue is highly dependent on the end-market demand for IT products. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT distribution industry and increased price based competition. The GBS industry is extremely competitive. The customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services.

Seasonality

Our operating results are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. In addition, with the recent additions of RGC and New Age, both of which have higher concentrations of consumer electronics sales, we expect that our fourth quarter seasonal spike will be larger. These patterns may not be repeated in subsequent periods.

Deferred Compensation Plan

We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on uninvested amounts. Interest expense on the deferred amounts is classified in “Interest expense and finance charges, net” on our consolidated statement of operations. The plan allows for the participants to direct investments of deferred amounts in equity securities and other investments. The equity securities are classified as trading securities. The gains (losses) on the deferred compensation equity securities are recorded in “Other income (expense), net” and an equal amount is charged (or credited if losses) to “Selling, general and administrative expenses” relating to compensation amounts which are payable to the plan participants. The loss on the deferred compensation investments was $5.9 million in the 2008 fiscal year. The gain on the deferred compensation investments was $0.4 million and $1.1 million in the 2007 and 2006 fiscal years, respectively.

Critical Accounting Policies and Estimates

The discussions and analyses of our consolidated financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including those that relate to accounts receivable, vendor programs, inventories, goodwill and intangible assets, and income taxes. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

We purchase licensed software products from OEM vendors and distribute them to customers. Revenue is recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured. Subsequent to the sale of software products, we generally have no obligation to provide any modification, customization, upgrades, enhancements, or any other post-sales customer support.

Our Mexico operation primarily focuses on projects with the Mexican government and other local agencies that are long-term in nature. Under the agreements, the payments are due on a monthly basis and are contingent upon performing certain services and meeting certain conditions. We recognize product revenue and cost of revenue on a straight-line basis over the term of the contract.

We provide our GBS services to our customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. These agreements are usually short term in nature and subject to early termination by the customers or the Company for any reason, typically with 30 to 90 days notice. Revenue is generally recognized over the term of the contract if the service has already been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.

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

Goodwill, Intangible Assets and Other Long-Lived Assets. We assess potential impairment of our goodwill, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. We also assess potential impairment of our goodwill, intangible assets and other long-lived assets on an annual basis during our fourth quarter, regardless if there is evidence or suspicion of impairment. If indicators of impairment were present in intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors we consider important, which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS No. 142, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

For the purpose of goodwill analysis, we have three reporting units, as defined by SFAS No. 142. Our distribution services business segment is comprised of one Distribution Services reporting unit and the GBS business segment is comprised of two reporting units - Contact Center and Web Hosting/Domain Name Registration. We conducted our annual impairment analysis in the fourth quarter of fiscal year 2008. To determine the fair value of each reporting unit we used discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples which were based on precedent transactions. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We also considered the current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. As a result of this work, under each fair value measurement methodology considered, we concluded the fair value of each reporting unit exceeded its carrying value.

Also, we compared our current market capitalization relative to our book value. While our common stock generally declined in the final eight weeks of the fiscal year, our common stock still outperformed the NYSE stock market. We believe the decline in our market capitalization was due to the overall economy and stock market performance. We do not believe that the decline in the stock price was caused by events directly related to us. There were no events in the last quarter of the fiscal year 2008 that had a significant impact on our financial performance.

While market capitalization generally reflects investors’ expectations of future performance, the fair value of a reporting unit is not represented by our market capitalization alone. For example, the control premium that a third party would be willing to pay to obtain a controlling interest in us was considered when determining fair value. To estimate the control premium for SYNNEX, we considered recent transactions with comparable companies in the distribution industry and our unique competitive advantages that would likely provide synergies to a market participant. In addition, we considered factors such as the performance of our competitors, which we believe contributed to the decline in our stock price and recent volatility in our trading price prior to November 30, 2008 that did not reflect our underlying fair value. We believe there is a reasonable basis for the excess of estimated fair value of our reporting units over our market capitalization. We estimated our fair value based on our financial performance in the fourth quarter and the estimated control premium based on recent historical transactions and concluded that the fair value exceeded our book value.

The estimated fair value of our three reporting units requires judgment and the use of estimates by management. Potential factors requiring assessment include trends in our stock price, variance in results of operations from our projections, and additional acquisition transactions in our industry that reflect a control premium. Any of these potential factors may cause us to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact our cash position or cash flows, however, such charge could have a material impact to our equity and statement of operations.

Therefore, our goodwill impairment analysis did not result in an impairment charge for the fiscal years ended 2008, 2007 or 2006.

We performed an analysis of the fair value of the long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment loss was recorded for the periods presented.

Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions that we believe are reasonable but are uncertain and subject to changes in market conditions.

Income Taxes. As part of the process of preparing our Consolidated Financial Statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses, for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Fiscal Years Ended November 30,
	2008	2007	2006
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(94.44)	(94.93)	(95.50)

Gross profit	5.56	5.07	4.50
Selling, general and administrative expenses	(3.61)	(3.47)	(2.98)

Income from operations before non-operating items and income taxes	1.95	1.60	1.52
Interest expense and finance charges, net	(0.18)	(0.21)	(0.26)
Other income (expense), net	(0.10)	0.02	0.01

Income from operations before income taxes and minority interest	1.67	1.41	1.27
Provision for income taxes	(0.58)	(0.50)	(0.45)
Minority interest in a subsidiary	(0.01)	(0.01)	(0.01)

Net income	1.08%	0.90%	0.81%

Fiscal Years Ended November 30, 2008, 2007 and 2006

Revenue

	Fiscal Years Ended November 30,			Percent Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Revenue	$7,768,230	$7,004,120	$6,343,514	10.9%	10.4%
Distribution Revenue	7,674,048	6,938,926	6,316,332	10.6%	9.9%
GBS Revenue	113,998	82,722	39,639	37.8%	108.7%
Inter-Segment Elimination	(19,816)	(17,528)	(12,457)	13.1%	40.7%

In our distribution business, we sell in excess of 15,000 (as measured by active SKU’s) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segments relates to services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office IT and development outsourcing, post-sales technical support, webhosting and domain name registration. The programs and customer service requirements change frequently from one period to the next and are often not comparable.

Our increase in distribution revenue year over year for the fiscal year ended November 30, 2008, was primarily attributable to our acquisition of New Age on April 1, 2008 in the United States and also to the full year impact of the acquisitions of PC Wholesale and RGC, which occurred in fiscal year 2007 in the United States and Canada, respectively.

More than 75% of the increase in our GBS revenue year over year for the fiscal year ended November 30, 2008 was attributable to full impact of the acquisitions made in fiscal years 2007 and 2008. The remaining increase in revenue was a result of continued organic growth.

The fiscal year 2007 increase in revenue from fiscal year 2006 was primarily attributable to continued growth in our business in the United States and Canada, overall increased demand for our products and services, increased selling and marketing efforts and the contribution from our acquisitions made during the fiscal years 2007 and 2006.

These increases were somewhat mitigated by the general economic decline in the second half of 2008, continued significant competition in the IT distribution marketplace, OEM supplier direct sales models, and our desire to focus on operating income growth before revenue growth.

Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Gross Profit	$431,919	$355,382	$285,359	21.5%	24.5%
Percentage of Revenue	5.56%	5.07%	4.50%	9.7%	12.7%

Our gross profit is affected by a variety of factors, including competition, the average selling prices, variety of products and services we sell, the customers to whom we sell, our sources of revenue by division, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, fluctuations in revenue and overhead costs of our contract assembly and our mix of business including our GBS services.

Our gross profit as a percentage of revenue increased by 49 basis points over the prior fiscal year 2007 primarily due to the expansion of our GBS services, greater success in maximizing our variable incentives and continued focus on costs, inventory and freight management.

The increase in gross profit as a percentage of revenue by 57 basis points in fiscal year 2007 over fiscal year 2006 was mainly due to continued focus on improving all aspects of gross profit within our business, customer and product mix, gross margin contributions from our acquisitions over the past year, and our increased value-added services.

No specific products or customers, or changes in pricing strategy individually or in the aggregate, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Selling, General and Administrative Expenses	$280,071	$243,235	$189,117	15.1%	28.6%
Percentage of Revenue	3.61%	3.47%	2.98%	4.0%	16.4%

Approximately two-thirds of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel fees. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment, bad debt expense, amortization expense of our intangible assets, administration and marketing expenses, offset in part by reimbursements from OEM suppliers.

Selling, general and administrative expenses increased in fiscal year 2008 from fiscal year 2007, both on a dollar basis as well as percentage of revenue due to an increase in compensation cost of $27.9 million resulting from an increase in the number of employees, primarily from acquisitions, $12.2 million increase in overhead costs, rent and professional fees to support the operations, $2.8 million increase in bad debt expense, and $2.8 million increase in depreciation and amortization expenses mainly due to the acquisitions and leasehold improvements. These increases were offset in part by $6.3 million of increased losses related to our deferred compensation program and a decrease in restructuring costs of $2.7 million.

Selling, general and administrative expenses increased in fiscal year 2007 from fiscal year 2006, both on a dollar basis as well as percentage of revenue due to additional expense incurred from our recent acquisitions, the costs to integrate those acquisitions into our business, the duplicative costs of operating multiple overlapping facilities in Canada during consolidation of these facilities, restructuring charges of $2.7 million in connection with the acquisition of RGC and the restructuring and consolidation of our Canadian operations.

Income from Operations before Non-Operating Items, Income Taxes and Minority Interest

	Fiscal Years Ended November 30,			Percent Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Income from operations before non-operating items, income taxes and minority interest	$151,848	$112,147	$96,242	35.4%	16.5%
Distribution income from operations before non-operating items, income taxes and minority interest	138,826	103,088	92,482	34.7%	11.5%
GBS income from operations before non-operating items, income taxes and minority interest	13,022	9,059	3,760	43.7%	140.9%

Our income from operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 1.96% in fiscal year 2008 from 1.60% and 1.52% in fiscal years 2007 and 2006, respectively. The overall improvement in margin was the result of higher margin profile in our GBS segment, improvement in gross margin in the distribution segment offset by higher selling, general and administrative expenses.

The distribution segment income from operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 1.81% in fiscal year 2008 from 1.49% and 1.46% in fiscal years 2007 and 2006, respectively, primarily due to the improvement in gross margin as a result of greater success in maximizing our variable incentives and continued focus on costs, inventory and freight management, offset by higher selling and administrative expenses to support our increased revenue.

The GBS segment income from operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 11.42% in fiscal year 2008 from 10.95% and 9.49% in fiscal years 2007 and 2006, respectively, primarily due to the impact of full year contributions from all fiscal 2007 acquisitions, better operational efficiency and continued focus on improvement in all aspects of operating margin.

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Interest Expense and Finance Charges, Net	$14,431	$14,874	$16,659	-3.0%	-10.7%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit, other debt, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our Mexico operation.

The decrease in interest expense and finance charges, net, in fiscal year 2008 from fiscal year 2007 was mainly due to lower finance charges of $1.7 million due to lower flooring sales and lower interest rates. This decrease was offset by lower interest income primarily from our Mexico operation of $1.4 million.

The decrease in interest expense and finance charges, net, in fiscal year 2007 from fiscal year 2006, was due to the long-term project business we engaged in with one of our customers in Mexico. The primary return from this business is interest income resulting from long-term financing of computer hardware sold to our customer and is reflected in our net financing cost for the year. This income amount was partially offset by an increase in finance charges and interest expenses due to an overall higher interest rate environment, higher borrowings due to increased business and increased long-term debt due to the long-term project in Mexico.

Other Income (Expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Other Income (Expense), Net	$(7,831)	$1,393	$570	-662.2%	144.4%

Amounts recorded in other income (expense), net, include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in other expense, net in fiscal year 2008 from fiscal year 2007 was due to losses of $7.0 million of trading securities, $1.3 million for other-than-temporary impairment of our investments and foreign exchange losses of $1.1 million.

The increase in other income (expense), net in fiscal year 2007 from fiscal year 2006 was due to net foreign exchange gains of $0.5 million in fiscal year 2007 compared to a $0.4 million loss in fiscal year 2006.

Provision for Income Taxes

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

Our effective tax rate was 34.8% in fiscal year 2008 as compared with an effective tax rate of 35.6% in fiscal year 2007. The effective tax rate in fiscal year 2008 was slightly lower than in fiscal year 2007, primarily due to higher profit contributions from lower tax jurisdictions as well as certain favorable permanent differences and an impact on deferred tax assets in certain foreign jurisdictions.

Our effective tax rate was 35.6% in fiscal year 2007 as compared with an effective tax rate of 35.3% in fiscal year 2006. The effective tax rate in fiscal year 2007 was slightly higher than in fiscal year 2006, primarily due to usage of all net operating loss carry forwards at our Mexico operation and profit mix from various geographies offset by a $1.1 million one time tax credit resulting from conclusion of a Canadian tax audit.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and earnings being higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Minority Interest.

Minority interest is the portion of earnings from operations attributable to others. In March 2008, we acquired a controlling interest in Nihon Daiko Shoji Co. Ltd, or NDS, which operates in Japan. On April 5, 2007, we acquired a controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions. Minority interest in fiscal year 2008 was the portion of earnings from operations from HiChina Web Solutions and NDS attributable to others. These minority interests are in the GBS business segment.

Minority interest in fiscal year 2006 was the portion of earnings from operations from our subsidiary in Mexico attributable to others. In November 2006, we purchased the remaining interest in our Mexico operation from our minority shareholders. This minority interest is in the distribution business segment.

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs and the sale or pledge of our accounts receivable under our securitization programs for our working capital needs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, convertible debt, bank credit lines and cash generated from operations. The primary uses of cash have been to fund working capital, for acquisitions and for the generation of increased sales.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in personnel, facilities and operations. Such investment may be more costly than similar investments in current operations. As a result of these investments, we may experience an increase in cost of sales and operating expenses that is disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by additional borrowings or issuing common stock.

Net cash provided by operating activities was $52.6 million in fiscal year 2008. Cash provided by operating activities in fiscal year 2008 was primarily due to $83.8 million of net income, decrease in other assets of $41.6 million, and depreciation and amortization of $18.8 million, offset by an increase in accounts receivable of $45.0 million, increase in inventories of $16.4 million, decrease in accounts payable of $36.6 million and a decrease in deferred liabilities of $28.3 million. The decrease in other assets and deferred liabilities resulted from the decrease in deferred revenue and deferred costs of the multi-year contracts from our Mexico operation.

Net cash used in operating activities was $152.5 million in fiscal year 2007. Cash used in operating activities in fiscal year 2007 was primarily attributable to the net increase in accounts receivable of $321.9 million and a decrease of deferred liabilities of $29.6 million, offset by a decrease in other assets of $38.3 million, increase in accounts payable of $71.4 million, depreciation and amortization of $15.8 million, and net income of $63.1 million. The increase in accounts receivable of $321.9 million is primarily due to a change in terms in our U.S. securitization arrangement during the first quarter of fiscal year 2007 which resulted in accounts receivable transacted in our U.S. securitization arrangement being classified as on-balance sheet transactions versus the prior quarter when they were classified as off-balance sheet.

Net cash used in operating activities was $18.9 million in fiscal year 2006. Cash used in operating activities in fiscal year 2006 was primarily attributable to the net increase in other assets of $150.9 million, and increase in inventories of $92.4 million offset by an increase in deferred liabilities of $118.9 million, net income of $51.4 million, depreciation and amortization of $9.8 million and share-based compensation of $3.7 million and excess tax benefits from stock options of $0.9 million. The increase in deferred liabilities and assets was a result of our multi-year contract from our Mexico operation.

Net cash used in investing activities was $65.7 million, $136.8 million and $24.3 million in fiscal years 2008, 2007 and 2006, respectively. Cash used in investing activities in fiscal year 2008 was primarily for the acquisition of New Age and others for $28.0 million in total (net of cash acquired of $16.9 million) and capital expenditures of $33.5 million, which was primarily for the construction of a new logistics facility in Olive Branch, Mississippi and the expansion of our sales and marketing headquarters in Greenville, South Carolina. Cash used in investing activities in fiscal year 2007 was primarily due to the acquisition of SYNNEX-Concentrix Corporation, PC Wholesale, HiChina Web Solutions and RGC for $106.8 million in total, capital expenditures of $22.8 million and increase in restricted cash of $4.1 million. Cash used in investing activities in fiscal year 2006 was primarily for the acquisition of Azerty United Canada, Telpar and Concentrix Corporation for $21.3 million in total, capital expenditures of $7.9 million and increase in restricted cash of $8.1 million.

Net cash provided by financing activities was $20.4 million in fiscal year 2008 and was primarily related to the proceeds from the issuance of convertible debt of $140.2 million, net, and proceeds from the issuance of common stock of $3.9 million, offset by the net repayments of securitization arrangements, bank loans and revolving line of credit of $120.7 million and bank overdraft of $4.7 million. Net cash provided by financing activities was $309.3 million in fiscal year 2007, and was primarily related to net proceeds from securitization arrangements, bank loans and our revolving line of credit of $286.1 million, bank overdraft of $14.7 million and proceeds from issuance of common stock of $6.3 million. Net cash provided by financing activities was $58.6 million in fiscal year 2006 and was a result of net proceeds from bank loans and lines of credit of $61.7 million, primarily associated with borrowings for our Mexico operation, proceeds from issuances of common stock of $11.2 million and an excess tax benefit of $6.0 million associated with stock options, offset by a cash overdraft of $20.3 million.

We have sufficient unused lines of credit on our arrangements to support our operating activities.

Capital Resources

Our cash and cash equivalents totaled $61.1 million and $42.9 million at November 30, 2008 and 2007, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

Off-Balance Sheet Arrangements

We have a renewable revolving accounts receivable securitization program in Canada, or Canadian Arrangement, through SYNNEX Canada, which provides for the sale of U.S. and Canadian trade accounts receivable, or Canadian Receivables, to a financial institution up to a maximum of C$110.0 million. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced basis. As of our fiscal year end, the effective discount rate of the Canadian Arrangement was the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus an initial spread of 1.50%, increasing to 3.50% over time. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” or SFAS No. 140. The amount of our accounts receivable sold to and held by the financial institution under our Canadian Arrangement totaled $59.2 million and $115.9 million as of November 30, 2008 and 2007, respectively. This program is renewed until May 29, 2009.

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

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $196.9 million as of November 30, 2008 and $206.1 million as of November 30, 2007. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. A fee of 0.20% per annum is payable with respect to the unused portion of the commitment. We fund our borrowings by pledging all of our rights, title and interest in and to the U.S. Receivables as security. The balance outstanding and pledged on the U.S. Arrangement as of November 30, 2008 and 2007 was $207.2 million and $299.9 million, respectively. We amended and restated our U.S. accounts receivable securitization program, or the U.S. Amended and Restated Arrangement, on January 23, 2009 to replace the lead bank and agent. Our U.S. Amended and Restated Arrangement has a maturity date of January 2010 and may be renewed upon our mutual agreement with the lenders. We continue to sell a maximum of $350.0 million U.S. Receivables. Our effective borrowing cost under our U.S. Amended and Restated Arrangement is the prevailing dealer and commercial paper rate plus 1.50% per annum.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. The Revolver’s maximum commitment was amended from $100.0 million to $120.0 million in April 2008. Interest on borrowings under the Revolver is based on the financial institution’s prime rate or LIBOR plus 1.50% per annum at our option. A fee of 0.30% per annum is payable with respect to the unused portion of the commitment. The Revolver is secured by our inventory and other assets (including the assets of our domestic subsidiaries, but excluding the assets of and ownership in our foreign subsidiaries) and expires in February 2011. The borrowings outstanding under the Revolver as of November 30, 2008, and 2007, were $95.0 million and $10.9 million, respectively. The increase in borrowings outstanding as of November 30, 2008 from the borrowings outstanding November 30, 2007 was primarily due to a decrease in the balance outstanding and pledged on the U.S. Arrangement as of November 30, 2008 as a result of the higher interest rate under the U.S. Arrangement. We also amended and restated our U.S. senior secured revolving line of credit arrangement, or the Amended and Restated Revolver, with a group of financial institutions on January 23, 2009 to replace the lead bank and agent. Our Amended and Restated Revolver is secured by inventory and other assets and expires in February 2011. Our Amended and Restated Revolver’s maximum commitment was also amended to $80.0 million. Interest on borrowings under our Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% at our option. Our Amended and Restated Revolver was further amended to require us to achieve certain conditions in the event the U.S. Amended and Restated Arrangement is not renewed or a binding commitment is not in place to replace or renew the same.

SYNNEX Canada has a revolving line of credit arrangement, or Canada Revolver, with a credit limit of C$30.0 million. The Canada Revolver expires in April 2010. Interest on this facility is based on the Canadian adjusted prime rate. SYNNEX Canada has granted a lien on substantially all of its assets in favor of the lenders under the Canada Revolver. In connection with the Canada Revolver, we issued a guarantee of SYNNEX Canada’s obligations, of up to C$20.0 million, and agreed to subordinate our right to repayment of amounts received from SYNNEX Canada to the prior repayment of SYNNEX Canada’s obligations under its revolving credit facility, except to the extent that SYNNEX Canada is permitted to make distributions to us in accordance with the terms of its revolving credit facility. This guarantee and subordination was terminated in October, 2008. The balance outstanding as of November 30, 2008 and 2007 was $15.0 million and $17.5 million, respectively.

SYNNEX Canada has a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3.0 million in cash on deposit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20.0 million. Letters of credit issued against this facility were $2.8 million as of November 30, 2008 and $13.9 million as of November 30, 2007.

Our Mexico subsidiary, SYNNEX de Mexico, S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Mexico Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The balance outstanding, under the Mexico Term Loan as of November 30, 2008 was $20.2 million and $47.9 million as of November 30, 2007. The Mexico Term Loan contains customary financial covenants. In connection with the Mexico Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $5.4 million and $13.4 million at November 30, 2008 and 2007, respectively. At November 30, 2008 and 2007, we had borrowings of $2.5 million and $0.2 million, respectively, outstanding under these facilities. We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions totaling approximately $9.2 million and $12.4 million at November 30, 2008 and 2007, respectively. The expiration dates of these facilities range from 2008 to 2017. Future principal payments due under these term loans and mortgages, and payments due under our operating lease arrangements after November 30, 2008 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Contractual Obligations
Principal debt payments	$349,003	$340,466	$1,024	$1,140	$6,373
Interest on debt	3,966	1,403	857	742	964
Non-cancelable operating leases	94,917	17,844	35,264	30,866	10,943

Total	$447,886	$359,713	$37,145	$32,748	$18,280

Covenants Compliance

In relation to our U.S. Arrangement, the Revolver, convertible debt, Canada Revolver, Canadian Arrangement and Mexico Term Loan, we have a number of covenants and restrictions that, among other things,

require us to comply with certain financial and other covenants and restrict our ability to incur additional debt. They also restrict our ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also could limit our ability to pay cash upon conversion, redemption or repurchase of the convertible debt subject to certain liquidity tests.

As of November 30, 2008, we were in compliance with all material covenants for the above arrangements.

Convertible Debt

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

The Notes are senior, unsecured obligations of ours and rank equally in right of payment with other senior unsecured debt and rank senior to subordinated notes, if any. The Notes effectively rank junior to any of our secured indebtedness to the extent of the assets securing such indebtedness. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of our subsidiaries. The net proceeds from the Notes were used for general corporate purposes and to reduce outstanding balances under the U.S. Arrangement and the Revolver.

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

Related Party Transactions

We have a business relationship with MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of November 30, 2008, MiTAC International and its affiliates beneficially owned approximately 40% of our common stock. In addition, Matthew Miau, the Chairman Emeritus of our Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $261.6 million, $297.9 million and $430.9 million during fiscal years 2008, 2007 and 2006, respectively. Our sales to MiTAC International and its affiliates during fiscal years 2008, 2007 and 2006 totaled approximately $2.0 million, $1.9 million and $2.3 million, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

Accordingly, we negotiate manufacturing, pricing and other material terms on a case-by-case basis with MiTAC International and our contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, we believe that the significant terms under these agreements, including pricing, would not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by our Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors. If MiTAC International’s ownership interest in us decreases as a result of sales of our stock and additional dilution, its interest in the success of our business and operations may decrease as well.

We remain dependent on MiTAC International as a contract assembly partner and any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on our business, particularly our contract assembly business with Sun Microsystems.

Beneficial Ownership of our Common Stock by MiTAC International.

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 40% of our common stock as of November 30, 2008. These shares are owned by the following entities:

MiTAC International (1)	7,752,824
Synnex Technology International Corp. (2)	5,039,244

Total	12,792,068

(1)	Shares held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,228,650 shares (of which 45,150 shares are directly held and 1,183,500 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it to do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our then President and Chief Executive Officer. During fiscal year 2008, we purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of November 30, 2008, the value of the investment was $1.2 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

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

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” or EITF 07-5. EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010. We are currently assessing the potential impact, if any, of the adoption of EITF 07-5 on our consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations,” or EITF 08-6. EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of EITF 08-6 on our consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7. EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary,” or EITF 08-8. EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010. We are currently assessing the potential impact, if any, of the adoption of EITF 08-8 on our consolidated results of operations and financial condition.

During the first quarter of fiscal year 2008, we adopted the following accounting standards:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective December 1, 2007. See Note 7 to Consolidated Financial Statements for the effect of our application of FIN 48.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” or FSP FAS 157-1, and FSP No. FAS No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2. FSP FAS 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 is effective in the first quarter of fiscal year 2009. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP FAS 157-3, which clarifies the application of SFAS No. 157 for financial assets in a market that is not active. FSP FAS 157-3 was effective upon issuance. We adopted SFAS No. 157, as it applies to our financial instruments, effective December 1, 2007. The impact of adoption of SFAS No. 157 is discussed in Note 19 to Consolidated Financial Statements.

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

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the British pound, Canadian dollar, Philippines peso and Mexican peso. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values in our outstanding derivative instruments at November 30, 2008 and 2007 that are sensitive to the changes in foreign currency exchange rates (in thousands). The modeling technique used measures the change in fair values arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands). Although we do not apply hedge accounting to our forward contracts, our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2008	$(16,077)	$(10,127)	$(4,799)	$2,058	$4,347	$8,306	$11,929
Forward contracts at November 30, 2007	$(12,992)	$(8,185)	$(3,880)	$2,330	$3,519	$6,728	$9,670

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

A 1.5% increase or decrease in rates at November 30, 2008 would not result in any material change in the fair value of our obligations. The following tables present the hypothetical interest expense related to our outstanding borrowings for the years ended November 30, 2008 and 2007 that are sensitive to changes in interest rates. The modeling technique used measures the interest expense arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% for the years ended November 30, 2008 and 2007 (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$9,929	$10,513	$11,097	$11,681	$12,265	$12,849	$13,433
SYNNEX Mexico	1,830	1,937	2,045	2,153	2,260	2,368	2,475
SYNNEX Canada	516	546	577	607	638	668	698
SYNNEX UK	7	8	8	9	9	9	10

Total for the year ended November 30, 2008	$12,282	$13,004	$13,727	$14,450	$15,172	$15,894	$16,616

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$14,892	$15,768	$16,644	$17,520	$18,396	$19,272	$20,148
SYNNEX Mexico	3,798	4,021	4,245	4,468	4,692	4,915	5,138
SYNNEX Canada	933	988	1,043	1,098	1,153	1,207	1,262
SYNNEX UK	9	10	10	11	11	12	12

Total for the year ended November 30, 2007	$19,632	$20,787	$21,942	$23,097	$24,252	$25,406	$26,560

Equity Price Risk

The equity price risk associated with our marketable equity securities at November 30, 2008 and 2007 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concludes that, as of November 30, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of SYNNEX Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SYNNEX Corporation and its subsidiaries at November 30, 2008 and November 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008 in conformity with generally accepted accounting principles in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 19, the Company changed its presentation of cash flows from trading securities in 2008. As discussed in Note 7, the Company changed its method of accounting for uncertainty in income taxes in 2008.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

January 23, 2009

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	November 30, 2008	November 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$61,081	$42,875
Short-term investments	10,345	17,257
Accounts receivable, net	807,206	729,797
Receivable from vendors, net	96,653	96,035
Receivable from affiliates	4,659	9,790
Inventories	696,008	642,524
Deferred income taxes	26,089	18,612
Current deferred assets	13,322	14,478
Other current assets	9,766	16,859

Total current assets	1,725,129	1,588,227
Property and equipment, net	84,602	59,440
Goodwill	113,438	96,350
Intangible assets, net	26,456	21,590
Deferred income taxes	6,036	5,416
Long-term deferred assets	50,907	97,171
Other assets	26,312	18,909

Total assets	$2,032,880	$1,887,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$340,466	$351,142
Accounts payable	571,329	588,801
Payable to affiliates	73,631	67,334
Accrued liabilities	113,593	120,617
Current deferred liabilities	30,809	35,522
Income taxes payable	4,713	5,103

Total current liabilities	1,134,541	1,168,519
Long-term borrowings	8,537	37,537
Long-term liabilities	26,591	14,533
Long-term deferred liabilities	33,567	60,565
Convertible debt	143,750	—
Deferred income taxes	1,380	437

Total liabilities	1,348,366	1,281,591

Minority interest in a subsidiary	4,673	958

Commitments and contingencies (Note 20)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 31,954 and 31,328 shares issued and outstanding	32	31
Additional paid-in capital	207,558	196,128
Accumulated other comprehensive income	9,367	28,939
Retained earnings	462,884	379,456

Total stockholders’ equity	679,841	604,554

Total liabilities and stockholders’ equity	$2,032,880	$1,887,103

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2008	2007	2006
Revenue	$7,768,230	$7,004,120	$6,343,514
Cost of revenue	(7,336,311)	(6,648,738)	(6,058,155)

Gross profit	431,919	355,382	285,359
Selling, general and administrative expenses	(280,071)	(243,235)	(189,117)

Income from operations before non-operating items, income taxes and minority interest	151,848	112,147	96,242
Interest expense and finance charges, net	(14,431)	(14,874)	(16,659)
Other income (expense), net	(7,831)	1,393	570

Income from operations before income taxes and minority interest	129,586	98,666	80,153
Provision for income taxes	(45,096)	(35,167)	(28,320)
Minority interest in a subsidiary	(693)	(372)	(448)

Net income	$83,797	$63,127	$51,385

Net income per common share—basic	$2.65	$2.04	$1.73

Net income per common share—diluted	$2.52	$1.93	$1.61

Weighted-average common shares outstanding—basic	31,619	30,942	29,700

Weighted-average common shares outstanding—diluted	33,263	32,674	32,014

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (in thousands)

	Common Stock		Additional Paid-In Capital	Unearned Share- based Compen- sation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balances, November 30, 2005	28,948	29	161,195	(1,644)	12,701	264,944	437,225	$53,440

Share-based compensation	—	—	3,710	—	—	—	3,710
Tax benefits from exercise of non-qualified stock options	—	—	6,932	—	—	—	6,932
Issuance of common stock on exercise of options and restricted stock	1,475	1	10,121	—	—	—	10,122
Issuance of common stock for employee stock purchase plan	54	—	874	—	—	—	874
Reclassification upon adoption of SFAS No. 123(R)	—	—	(1,644)	1,644	—	—	—
Foreign currency translation adjustment	—	—	—	—	1,298	—	1,298	$1,298
Net income	—	—	—	—	—	51,385	51,385	51,385

Balances, November 30, 2006	30,477	30	181,188	—	13,999	316,329	511,546	$52,683

Share-based compensation	—	—	5,281	—	—	—	5,281
Tax benefits from exercise of non-qualified stock options	—	—	2,310	—	—	—	2,310
Issuance of common stock on exercise of options and restricted stock	814	1	6,610	—	—	—	6,611
Issuance of common stock for employee stock purchase plan	37	—	739	—	—	—	739
Change in unrealized gains on available for sale securities	—	—	—	—	245	—	245	$245
Foreign currency translation adjustment	—	—	—	—	14,695	—	14,695	14,695
Net income	—	—	—	—	—	63,127	63,127	63,127

Balances, November 30, 2007	31,328	31	196,128	—	28,939	379,456	604,554	$78,067

Share-based compensation	—	—	6,637	—	—	—	6,637
Tax benefits from exercise of non-qualified stock options	—	—	2,091	—	—	—	2,091
Issuance of common stock on exercise of options and restricted stock	587	1	3,149	—	—	—	3,150
Issuance of common stock for employee stock purchase plan	39	—	741	—	—	—	741
Cumulative effect of adopting FIN 48	—	—	(1,188)	—	—	(369)	(1,557)
Change in unrealized gains on available for sale securities	—	—	—	—	578	—	578	$578
Foreign currency translation adjustment	—	—	—	—	(20,150)	—	(20,150)	(20,150)
Net income	—	—	—	—	—	83,797	83,797	83,797

Balances, November 30, 2008	31,954	$32	$207,558	$—	$9,367	$462,884	$679,841	$64,225

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended November 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$83,797	$63,127	$51,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	11,010	9,187	5,462
Amortization of intangible assets	7,754	6,578	4,319
Share-based compensation	6,637	5,281	3,710
Provision for doubtful accounts	10,304	7,491	9,081
Tax benefits from employee stock plans	2,091	2,310	6,932
Excess tax benefit from share-based compensation	(1,815)	(2,145)	(6,016)
Unrealized (gain) loss on trading securities	5,216	(180)	(672)
Realized (gain) loss on investments	443	(559)	2,329
Loss (gain) on disposal of fixed assets	25	(17)	36
Loss on impairment of fixed assets	—	828	—
Other-than-temporary impairment on securities	1,288	—	—
Minority interest	693	372	448
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(45,013)	(321,941)	(14,979)
Receivable from vendors	2,760	864	(12,348)
Receivable from affiliates	5,130	(7,934)	3,323
Inventories	(16,379)	1,857	(92,403)
Other assets	41,632	38,305	(150,924)
Payable to affiliates	6,297	(22,497)	3,966
Accounts payable	(36,622)	71,376	35,281
Accrued liabilities	(4,332)	24,868	13,260
Deferred liabilities	(28,323)	(29,624)	118,871

Net cash provided by (used in) operating activities	52,593	(152,453)	(18,939)

Cash flows from investing activities:
Purchases of investments	(14,005)	(9,015)	(15,300)
Proceeds from sale of investments	14,692	5,805	28,367
Acquisition of businesses, net of cash acquired	(28,015)	(106,783)	(21,319)
Purchase of property and equipment	(33,521)	(22,781)	(7,916)
Purchase of intangible asset	(1,432)	—	—
Increase in restricted cash	(3,412)	(4,051)	(8,141)

Net cash used in investing activities	(65,693)	(136,825)	(24,309)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	1,756,514	1,341,844	—
Payment of revolving line of credit and securitization	(1,853,720)	(1,043,038)	(2,283)
Proceeds from bank loans	—	11,042	380,704
Payment of bank loans	(23,515)	(23,872)	(289,772)
Net (payments) proceeds under other lines of credit	—	77	(26,980)
Proceeds from the issuance of convertible debt (net of issuance costs of $3,575)	140,175	—	—
Excess tax benefit from share-based compensation	1,815	2,145	6,016
Bank overdraft	(4,742)	14,733	(20,271)
Proceeds from issuance of common stock	3,890	6,331	11,212

Net cash provided by financing activities	20,417	309,262	58,626

Effect of exchange rate changes on cash and cash equivalents	10,889	(4,990)	(1,133)

Net increase in cash and cash equivalents	18,206	14,994	14,245
Cash and cash equivalents at beginning of period	42,875	27,881	13,636

Cash and cash equivalents at end of period	$61,081	$42,875	$27,881

Supplemental disclosures of cash flow information:
Interest paid	$9,639	$7,072	$5,292

Income taxes paid	$44,492	$31,254	$23,217

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to original equipment manufacturers (“OEMs”), software publishers and reseller customers worldwide. SYNNEX’s service offering includes product distribution, logistics services, global business services (“GBS”) and contract assembly. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom (“UK”).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from the estimates.

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

Consolidation of variable interest entity

In fiscal year 2007, the Company acquired a majority interest in China Civilink (Cayman). China Civilink operates in China as HiChina Web Solutions. HiChina Web Solutions provides Internet and webhosting services. People’s Republic of China (“PRC”) law currently limits foreign ownership of companies that provide Internet content and advertising services. To comply with these foreign ownership restrictions, the Company operates in China with PRC citizens through contractual arrangements. The Company has the ability to substantially influence the daily operations and financial affairs. As a result of these contractual arrangements, which enable the Company to control HiChina Web Solutions and its affiliates, the Company is the primary beneficiary of these companies. Accordingly, the Company regards HiChina Web Solutions as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities- an interpretation of ARB No. 51” and the Company consolidates the results, assets and liabilities of these companies in the Consolidated Financial Statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Segment reporting

Operating segments are based on products and services provided by each segment, internal organization structure, manner in which operations are managed, criteria used by the Chief Operating Decision Maker (“CODM”) to assess the segment performance as well as resources allocation and the availability of discrete financial information. During fiscal year 2008, the Company changed its business strategy on managing its operations which prompted changes to its internal organization structure, resource allocation and measuring its financial performance. The change in the business strategy has enabled the Company to focus on providing a full range of distribution and GBS offerings to its customers which resulted in two segments.

The distribution services segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators and retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

The GBS services segment provides contact center services that deliver voice, e-mail and technical support services on a global platform, demand generation services, print on demand services, web hosting and domain name registration services.

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

Restricted cash

As of November 30, 2008 and 2007, the Company had restricted cash in the amount of $15,604 and $12,192 respectively, for future payments to one of its vendors relating to long-term projects at the Company’s Mexico operation. These amounts are reported in long-term other assets.

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

The Company has investments in equity instruments of privately-held companies and investments for which there are not readily determinable fair values. These investments are included in short-term investment and other assets and are accounted for under the cost method. The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

For the fiscal year ended November 30, 2008 the Company recorded a $1,288 other-than-temporary decline in value of investments. The Company recorded an other-than-temporary impairment of $221 and $10 for the fiscal years ended November 30, 2007 and 2006, respectively.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Goodwill

The Company assesses potential impairment of its goodwill, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. The Company also assesses potential impairment of its goodwill, intangible assets and other long-lived assets on an annual basis during its fourth quarter, regardless if there is evidence or suspicion of impairment. If indicators of impairment were to be present in intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

For the purpose of goodwill analysis, there are three reporting units, as defined by SFAS No. 142. The distribution services business segment is comprised of one Distribution Services reporting unit and the GBS business segment is comprised of two reporting units—Contact Center and Web Hosting/Domain Name Registration. The Company conducted its annual impairment analysis in the fourth quarter of fiscal year 2008. To determine the fair value of each reporting unit, the Company used discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples which were based on precedent transactions. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company also considered the current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. As a result, under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value.

The control premium that a third party would be willing to pay to obtain a controlling interest in SYNNEX was considered when determining fair value. Management considered recent transactions with comparable companies in the distribution industry and possible synergies to a market participant. In addition, factors such as the performance of competitors, which were believed to contribute to the decline in the Company’s stock price and recent volatility in the Company’s trading price prior to November 30, 2008, were also considered. Management concluded there was a reasonable basis for the excess of estimated fair value of the reporting units over its market capitalization.

The estimated fair value of the three reporting units requires judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in the Company’s

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

stock price, variance in results of operations from projections, and additional acquisition transactions in the distribution industry that reflect a lower control premium. Any of these potential factors may cause the Company to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact the Company’s cash position or cash flows, however, such a charge could have a material impact to equity and the statement of operations.

There was no goodwill impairment for the fiscal years ended November 30, 2008, 2007 or 2006.

The Company performed an analysis of the fair value of the long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment loss was recorded for the periods presented.

Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets

Purchased intangible assets are amortized over the useful lives based on the estimate of the use of economic benefit of the asset or on the straight-line amortization method.

Intangible assets primarily consist of vendor lists and customer lists. Intangible assets are amortized as follows:

Vendor Lists	4-10 years
Customer Lists	4-8 years
Other Intangible Assets	3-10 years

Software costs

The Company develops its software platform for internal use only. The majority of development costs include payroll and other related costs, such as costs of support, maintenance and training functions that are not subject to capitalization. The costs of software enhancements were not material for the periods presented. If internal software development costs become material, the Company will capitalize the costs based on the defined criteria for capitalization in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Long-term deferred assets and long-term deferred liabilities

The Company’s Mexico operation has entered into multi-year contracts to sell equipment to independent third-party contractors that provide equipment and services to the Mexican government. The payments by the Mexican government are generally due on a monthly basis and are contingent upon the contractors continuing to provide services to the Mexican government. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contracts. All long-term accounts receivable and deferred cost of revenue associated with these contracts are included in the consolidated balance sheet under the caption “Long-term deferred assets.” According to contract terms, the Company also holds back a certain amount of accounts payable for a certain period of time. All long-term accounts payable and long-term deferred revenues associated with these contracts are included in the consolidated balance sheet under the caption “Long-term deferred liabilities.”

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2008, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through November 30, 2008, such losses have been within management’s expectations.

In fiscal years 2008, 2007 and 2006, no single customer exceeded 10% or more of the Company’s total revenue. At November 30, 2008 and 2007, one customer accounted for approximately 17% and 18% of the total consolidated accounts receivable balance, respectively. The Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 32%, 28% and 25% of the total revenue for the fiscal years ended November 30, 2008, 2007 and 2006, respectively.

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

The Company purchases licensed software products from OEM vendors and distributes them to customers. Revenue is recognized upon shipment of software products when a purchase order exists, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured. Subsequent to the sale of software products, the Company generally has no obligation to provide any modification, customization, upgrades, enhancements, or any other post-sales customer support.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The Company’s Mexico operation primarily focuses on projects with the Mexican government and other local agencies that are long-term in nature. Under the agreements, the payments are due on a monthly basis and contingent upon performing certain services and meeting certain conditions. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract.

The Company provides GBS services to its customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service it offers. These agreements are usually short-term in nature and subject to early termination by the customers or the Company for any reason, typically with 30 to 90 days notice. Revenue is generally recognized over the term of the contract if the service has been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.

Shipping and Handling Costs

Costs related to shipping and handling are included in the cost of revenue.

OEM supplier programs

Funds received from OEM suppliers for inventory volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue and the carrying value of inventories, as appropriate. Where there is a binding agreement, the Company tracks vendor promotional programs for volume discounts on a program-by-program basis and records them as a reduction of cost of revenue based on a systematic and rational allocation. The Company monitors the balances of vendor receivables on a quarterly basis and adjusts the balances due for differences between expected and actual sales volume. Vendor receivables are generally collected through reductions authorized by the vendor, to accounts payable. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded as an adjustment to cost of revenue.

Royalties

The Company purchases licensed software products from OEM vendors, which it subsequently distributes to resellers. Royalties to OEM vendors are accrued and recorded in cost of revenue when software products are shipped and revenue is recognized.

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

Fair value of financial instruments

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) in the first quarter of 2008, which did not have a material impact on the financial statements of the Company. See Note 19—Fair Value of Financial Instruments for additional disclosure on the fair values of foreign exchange contracts, long-term accounts receivable, trading and available-for-sale securities.

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

Share-based compensation

Effective December 1, 2005, the Company began accounting for share-based compensation under the provisions of SFAS No. 123 (revised 2007), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility and expected life.

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

include the dilutive effect of stock options, restricted stock and restricted stock units. The calculation of net income per common share is presented in Note 14.

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

With respect to the Company’s convertible debt, the Company intends to settle its conversion spread (i.e., the intrinsic value of convertible debt based on the conversion price and current market price) in shares. The Company accounts for its conversion spread using the treasury stock method. It is the Company’s intent to cash- settle the principal amount of the convertible debt; accordingly, the principal amount has been excluded from the determination of diluted earnings per share.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact of the adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.

On February 20, 2008, the FASB issued Staff Position (“FSP”) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). FSP FAS 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS No. 140,

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (“SFAS No. 140”), unless certain criteria are met. FSP FAS 140-3 is effective for the Company’s financial statements for the fiscal year beginning on December 1, 2008 and earlier adoption is not permitted. The Company is assessing the potential impact that the adoption of FSP FAS 140-3 may have on its consolidated results of operations and financial condition.

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, of the adoption of EITF 07-5 on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF No. 08-6, “Equity Method Investment Accounting Considerations,” (“EITF 08-6”). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-6 on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-7 on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, of the adoption of EITF 08-8 on its consolidated results of operations and financial condition.

During the first quarter of fiscal year 2008, the Company adopted the following accounting standards:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective December 1, 2007. See Note 7—Income Taxes for the effect of its application of FIN 48.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 is effective in the first quarter of fiscal year 2009. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 for financial assets in a market that is not active. FSP FAS 157-3 was effective upon issuance. SFAS No. 157 was adopted by the Company, as it applies to its financial instruments, effective December 1, 2007. The impact of adoption of SFAS No. 157 is discussed in Note 19—Fair Value of Financial Instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal year 2008. The Company did not elect to apply the fair value option to any of its financial instruments.

NOTE 3—SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense under the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. The effects of recording share-based compensation for the fiscal years ended November 30, 2008, 2007 and 2006 were as follows:

	Fiscal Years Ended November 30,
	November 30, 2008	November 30, 2007	November 30, 2006
Share-based compensation expense by type of award:
Employee stock options	$2,833	$2,409	$2,210
Restricted stock	3,723	2,811	1,444
Employee stock purchase plan	81	62	56

Total share-based compensation	6,637	5,282	3,710
Tax effect on share-based compensation	(2,309)	(1,882)	(1,319)

Net effect on net income	$4,328	$3,400	$2,391

During the fiscal year ended November 30, 2008, the Company granted approximately 264 stock options, with an estimated total grant-date fair value of $2,117. Of this amount, the Company estimated that the share-based compensation for the awards not expected to vest was $49 for the fiscal year ended November 30, 2008. As of November 30, 2008, the unrecorded deferred share-based compensation balance related to stock options was $7,215 and will be recognized over an estimated weighted-average amortization period of 3.05 years.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Staff Accounting Bulletin 107 and the Company’s prior period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS No. 123(R)). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Fiscal Years Ended November 30,
	2008	2007	2006
Stock option plan:
Expected life (years)	5.8	5.8	6.3
Risk free interest rate	2.2%	3.9%	4.7%
Expected volatility	39.7%	35.6%	35.7%
Dividend yield	0%	0%	0%
Stock purchase plan:
Expected life (years)	0.3	0.3	0.3
Risk free interest rate	0.9%	3.5%	4.8%
Expected volatility	50.0%	35.5%	29.8%
Dividend yield	0%	0%	0%

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

A summary of the activity under the Company’s stock option plans is set forth below:

	Shares Available For Grant	Options outstanding
		Number of Shares	Weighted-Average Exercise Price
Balances, November 30, 2005	3,893	7,387	$10.03
Restricted stock granted	(487)	—	—
Restricted stock cancelled	4	—	—
Options granted	(187)	187	21.61
Options exercised	—	(1,460)	7.04
Options cancelled	120	(120)	13.99

Balances, November 30, 2006	3,343	5,994	$11.00

Restricted stock granted	(296)	—	—
Restricted stock cancelled	42	—	—
Options granted	(183)	183	20.82
Options exercised	—	(713)	9.82
Options cancelled	203	(203)	17.07

Balances, November 30, 2007	3,109	5,261	$11.27

Restricted stock granted	(331)	—	—
Restricted stock cancelled	20	—	—
Options granted	(264)	264	19.73
Options exercised	—	(446)	8.87
Options cancelled	35	(35)	16.81

Balances, November 30, 2008	2,569	5,044	$11.89

The options outstanding and exercisable at November 30, 2008 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$3.00–$4.50	677	0.71	$4.50	$4,037	677	0.71	$4.50	$4,037
$7.00–$10.00	2,107	2.09	$9.36	$2,324	2,107	2.09	$9.36	$2,324
$12.00–$15.54	628	4.58	$12.12	$—	626	4.58	$12.11	$—
$16.10–$23.13	1,632	7.15	$18.14	$—	880	6.34	$17.29	$—

$3.00–$23.13	5,044	3.85	$11.89	$6,361	4,290	3.11	$10.62	$6,361

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.46 as of November 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of November 30, 2008 was 2,784.

The weighted-average, grant-date fair value of options, as determined under SFAS No. 123(R), granted during the fiscal year ended November 30, 2008 was $8.03. The total fair value of shares vested during the fiscal year ended November 30, 2008 was $2,617. The total intrinsic value of options exercised during the fiscal year

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

ended November 30, 2008 was $6,017. The total cash received from employees as a result of employee stock option exercises during the fiscal year ended November 30, 2008 was $3,951. In connection with these exercises, the tax benefits realized by the Company for the fiscal year ended November 30, 2008 was $2,091.

The weighted-average, grant-date fair value of options, as determined under SFAS No. 123(R), granted during the fiscal year ended November 30, 2007 was $8.68. The total fair value of shares vested during the fiscal year ended November 30, 2007 was $2,175. The total intrinsic value of options exercised during the fiscal year ended November 30, 2007 was $8,116. The total cash received from employees as a result of employee stock option exercises during the fiscal year ended November 30, 2007 was $7,004. In connection with these exercises, the tax benefits realized by the Company for the fiscal year ended November 30, 2007 was $2,310.

The weighted-average, grant-date fair value of options, as determined under SFAS No. 123(R), granted during the fiscal year ended November 30, 2006 was $9.24. The total fair value of shares vested during the fiscal year ended November 30, 2006 was $5,288. The total intrinsic value of options exercised during the fiscal year ended November 30, 2006 was $18,668. The total cash received from employees as a result of employee stock option exercises during the fiscal year ended November 30, 2006 was $10,283. In connection with these exercises, the tax benefits realized by the Company for the fiscal year ended November 30, 2006 was $6,932.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

During the fiscal year ended November 30, 2006, the Company’s Compensation Committee approved the grant of 250 shares of restricted stock units to Robert Huang, the Company’s then President and Chief Executive Officer. These restricted stock units vest with respect to 25% of the shares on the date that is thirteen months after the date of grant, and an additional 25% of the shares on the second, third and fourth anniversaries of the date of grant. The Company recorded the $4,763 value of these restricted stock units and will amortize that amount over the service period. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award.

As of November 30, 2008, there was $15,048 of total deferred share-based compensation related to nonvested restricted stock granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.64 years.

Amortization cost for all restricted stock awards for the fiscal year ended November 30, 2008 was $3,723.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

A summary of the status of the Company’s nonvested restricted stock as of November 30, 2008, is presented below:

	Restricted Stock
	Number of shares	Weighted- average, grant- date fair value
Nonvested at November 30, 2005	97	$17.17
Awards granted	487	20.96
Awards vested	(19)	17.17
Awards cancelled/expired/forfeited	(4)	18.29

Nonvested at November 30, 2006	561	$20.45
Awards granted	296	20.61
Awards vested	(122)	21.37
Awards cancelled/expired/forfeited	(42)	21.35

Nonvested at November 30, 2007	693	$20.53
Awards granted	331	19.74
Awards vested	(178)	20.31
Awards cancelled/expired/forfeited	(20)	21.12

Nonvested at November 30, 2008	826	$20.25

NOTE 4—STOCKHOLDERS’ EQUITY:

Amended and Restated 2003 Stock Incentive Plan

The Company’s 2003 Stock Incentive Plan was adopted by its Board of Directors and approved by its stockholders in 2003 and again in 2008. The plan provides for the direct award or sale of shares of common stock, restricted stock and restricted stock units, the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors, advisors and consultants.

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

The Board of Directors may amend or modify the 2003 Stock Incentive Plan at any time, subject to any required stockholder approval. The plan will terminate no later than September 1, 2013. The number of shares granted, issued, retainable or vested under an award may be subject to the attachment of individual, divisional or Company-wide performance goals.

The number of authorized shares under the 2003 Stock Incentive Plan will not exceed 14,112 shares of common stock. No participant in the 2003 Stock Incentive Plan may receive option grants or stock appreciation rights for more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. No participant may receive restricted shares or restricted stock units that relate to more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. During the fiscal year ended November 30, 2008, the Board of Directors granted 264 options at exercise prices

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

ranging from $19.41 to $21.52 per share. In the fiscal year ended November 30, 2007, the Board of Directors granted 183 options at exercise prices ranging from $20.40 to $21.24 per share. In the fiscal year ended November 30, 2006, the Board of Directors granted 187 options at exercise prices ranging from $16.51 to $23.13 per share.

Under the 2003 Stock Incentive Plan:

Qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock.

Qualified employees and non-employee directors, advisors and consultants are eligible for the grant of nonstatutory stock options, stock appreciation rights, restricted stock grants and restricted stock units.

The outstanding stock options and restricted stock awards granted to qualified employees vest over a five-year period and the stock options have a contractual term of ten years.

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

Amended and Restated 2003 Stock Incentive Plan, on and after January 4, 2007:

After January 4, 2007, qualified non-employee directors who first join the Board of Directors after the plan is effective receive an initial option grant of ten thousand shares and two thousand shares of restricted stock. All non-employee directors are eligible for annual grants of two thousand shares of restricted stock for each year they continue to serve. The exercise price of these option grants is equal to 100% of the fair market value of those shares on the date of the grant. In addition, one third of the restricted stock grants vest on each anniversary date of the grant over a period of three years. One third of the stock options shall vest on the first anniversary date of the grant and the remaining shall vest monthly over a two year period starting one month after the first anniversary of the date of grant. The annual grants of restricted stock vest in full upon the director’s retirement with the consent of the Board of Directors.

Amended and Restated 2003 Stock Incentive Plan, after November 21, 2008:

After November 21, 2008, the vesting schedule for qualified non-employee directors’ annual grants of two thousand shares of restricted stock was amended. One quarter of the restricted shares shall vest on the last day of each quarter there after following the date of the grant over a period of one year.

The Compensation Committee determines the exercise price of options or the purchase price of restricted stock grants, but the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the option price for nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The following table summarizes the stock options outstanding and exercisable under the Company’s option plans as of November 30, 2008 and 2007:

	Number of Options at November 30, 2008		Number of Options at November 30, 2007
	Outstanding	Exercisable	Outstanding	Exercisable
Amended and Restated 2003 Stock Incentive Plan	5,044	4,290	5,261	4,281

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

The weighted-average per share ESPP enrollment date fair value of common stock during the fiscal years ended November 30, 2008 and 2007 was $2.05 and $1.48, respectively.

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

In January 2009, the Company’s Board of Directors approved the reservation of an additional 250 shares of common stock for issuance under the ESPP, subject to stockholder approval.

NOTE 5—EMPLOYEE BENEFITS PLAN:

The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During fiscal years 2008, 2007 and 2006, the Company contributed $710, $580 and $378, respectively.

NOTE 6—DEFERRED COMPENSATION PLAN:

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

The amount credited to the participant’s account will be distributed as soon as practicable after the earlier of the participant’s termination of employment or attainment of age sixty-five. The distribution of benefits to the participant will be made in accordance with the election made by the participant in a lump sum or in equal monthly or annual installments over a period not to exceed fifteen years. The distribution of account balances subject to Section 409A of the Code upon termination of employment of an officer is subject to a six-month delay.

In the event the participant requests an early distribution other than a hardship distribution, a 10% withdrawal penalty will be levied. Such distribution will be in the form of a lump sum cash payment. Such early distribution elections are available only with respect to vested account balances as of December 31, 2004.

NOTE 7—INCOME TAXES:

The sources of income before the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended November 30,
	2008	2007	2006
Income before provision for income taxes:
United States	$92,735	$72,279	$61,365
Foreign	36,851	26,387	18,788

	$129,586	$98,666	$80,153

The provisions for income taxes consist of:

	Fiscal Years Ended November 30,
	2008	2007	2006
Current tax provision:
Federal	$37,309	$27,273	$24,483
State	6,287	5,787	4,825
Foreign	6,995	2,158	3,310

	$50,591	$35,218	$32,618

Deferred tax provision (benefit):
Federal	$(4,342)	$(1,941)	$(3,747)
State	(688)	(287)	(769)
Foreign	(465)	2,177	218

	$(5,495)	$(51)	$(4,298)

Total tax provision	$45,096	$35,167	$28,320

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The following presents the breakdown between current and non-current net deferred tax assets:

	Fiscal Years Ended November 30,
	2008	2007
Deferred tax assets- current	$26,089	$18,528
Deferred tax assets- non-current	6,036	5,063
Deferred tax liabilities- non-current	(1,380)	—

Total net deferred tax assets	$30,745	$23,591

Net deferred tax assets and liabilities consist of the following:

	Fiscal Years Ended November 30,
	2008	2007
Assets:
Inventory reserves	$7,505	$5,681
Bad debt and sales return reserves	8,338	5,728
Other reserves and accruals	3,472	1,299
State tax deduction	264	606
Deferred compensation	5,795	7,891
Net operating losses	2,382	980
Deferred revenue	2,394	1,631
Foreign tax credit	2,399	2,252
SFAS No. 123(R) share-based compensation expense	2,646	1,560
Unrealized gains on investments	1,885	—
Other	20	295

Gross deferred tax assets	37,100	27,923
Valuation allowance	(3,999)	(2,252)

Total deferred tax assets	33,101	25,671

Liabilities:
Depreciation and amortization	(750)	(2,080)
Convertible debt interest	(1,606)	—

Total deferred tax liabilities	(2,356)	(2,080)

Net deferred tax assets	$30,745	$23,591

The valuation allowance relates to foreign tax credits, certain net operating losses and certain fixed assets. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized. The valuation allowance increased by $1,747 during fiscal year 2008, of which $396 was recorded to the provision for income taxes and $1,351 was from acquisitions.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.8	3.6	3.3
Foreign taxes	(4.9)	(3.5)	(1.9)
Effect of unbenefitted tax assets	0.3	0.6	(2.4)
Canada permanent items	—	(1.3)	—
Changes in liabilities for uncertain tax positions	1.0	—	—
Other	0.6	1.2	1.3

Effective income tax rate	34.8%	35.6%	35.3%

The Company’s U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested to fund international expansion. Accordingly, the Company has not provided U.S. taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

At November 30, 2008, the Company had approximately $1,151 of federal operating loss carry forwards available to offset future taxable income, which will expire in varying amounts from November 30, 2024 to November 30, 2026. Additionally, the Company had $3,139 in net operating loss carry forwards for the Company’s Japanese subsidiary that begin to expire in 2013, and $2,069 in net operating loss carry forwards for the Company’s UK subsidiary.

The Company recorded a one-time $1,135 adjustment resulting from the conclusion of an income tax audit of the Company’s Canadian subsidiary in fiscal year 2007. The adjustment was primarily associated with the increase in the Company’s net operating loss. This reassessment benefited the Company with $1,135 in reduction of total income tax expenses in fiscal year 2007.

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

The adoption of FIN 48 resulted in the reduction of the Company’s consolidated beginning retained earnings by $370. As of the adoption date, the Company had gross unrecognized tax benefits of $5,107, of which $2,483 would affect the effective tax rate if realized and accrued interest of $635 for unrecognized tax benefits.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal year 2008 were as follows:

Balance at December 1, 2007	$5,107
Additions based on tax positions related to the current year	1,360
Reductions for tax positions of prior years	(139)

Balance at November 30, 2008	$6,328

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the United States and Canada, the Company is subject to examination and audits by tax authorities for tax years after fiscal year 2003. Currently the Company is undergoing a U.S. Internal Revenue Service audit for the 2004 and 2005 tax years. The Company is unable to estimate the range of any possible adjustments due to uncertainty in the timing of the resolution of the audit.

As of November 30, 2008, $3,705 of the unrecognized tax benefits would affect the effective tax rate if realized. The Company’s policy to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48. As of November 30, 2008, the Company had accrued $1,013 in income taxes payable for the payment of interest, of which $379 was recorded to the provision for income taxes during fiscal year 2008. The Company is no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal year 2003. With limited exceptions, the Company is no longer subject to U.S. state and local and Canada income tax audits for returns covering tax years through fiscal year 2003. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2008 will materially change in the next twelve months.

NOTE 8—DERIVATIVE INSTRUMENTS:

In the normal course of business, the Company enters into currency forward contracts to protect itself from the risk that the eventual cash outflows or inflows resulting from the purchase or sale of inventory will be adversely affected by exchange rate fluctuations. Principal currencies hedged are the British Pound, Canadian Dollar, Philippines’ Peso and Mexican Peso. The Company does not apply hedge accounting to these currency forward contracts and has not designated any of them as hedging instruments. As of November 30, 2008, 2007 and 2006, the Company had unrealized gains of $2,058, $2,330 and $363, respectively, as a result of fair value changes on its outstanding currency forward contracts. Unrealized losses and gains are charged (credited) to “Other income (expense), net.” The Company’s policy is to not allow the use of derivatives for trading or speculative purposes.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 9—BALANCE SHEET COMPONENTS:

	November 30,
	2008	2007
Short-term investments
Trading securities	$6,072	$12,336
Available-for-sale securities	142	142
Cost investments	4,131	4,779

	$10,345	$17,257

Accounts receivable, net
Trade accounts receivable	$846,668	$763,723
Less: Allowance for doubtful accounts	(17,820)	(13,258)
Less: Allowance for sales returns	(21,642)	(20,668)

	$807,206	$729,797

Receivable from vendors, net
Receivables from vendors	$101,586	$98,737
Less: Allowance for doubtful accounts	(4,933)	(2,702)

	$96,653	$96,035

Inventories
Components	$61,902	$39,824
Finished goods	634,106	602,700

	$696,008	$642,524

Property and equipment, net
Land	$11,118	$9,123
Equipment and computers	60,848	59,344
Furniture and fixtures	10,175	10,714
Buildings, leasehold improvements	69,554	46,114
Construction in progress	1,489	150

	$153,184	$125,445
Less: Accumulated depreciation	(68,582)	(66,005)

	$84,602	$59,440

Allowance for doubtful trade receivables
Balance at November 30, 2005	12,688
Additions	9,081
Write-offs and deductions	(7,336)

Balance at November 30, 2006	14,433
Additions	7,491
Write-offs and deductions	(8,666)

Balance at November 30, 2007	13,258
Additions	10,304
Write-offs and deductions	(5,742)

Balance at November 30, 2008	$17,820

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Allowance for doubtful vendor receivables
Balance at November 30, 2005	$2,726
Additions	1,548
Write-offs and deductions	(1,660)

Balance at November 30, 2006	2,614
Additions	4,481
Write-offs and deductions	(4,393)

Balance at November 30, 2007	2,702
Additions	2,959
Write-offs and deductions	(728)

Balance at November 30, 2008	$4,933

Inventory reserve
Balance at November 30, 2005	$7,668
Additions	7,492
Write-offs and deductions	(2,314)

Balance at November 30, 2006	12,846
Additions	6,111
Write-offs and deductions	(4,893)

Balance at November 30, 2007	14,064
Additions	8,756
Write-offs and deductions	(3,598)

Balance at November 30, 2008	$19,222

Goodwill:

	Distribution	GBS	Total
Balance at November 30, 2007	$54,811	$41,539	$96,350
Goodwill acquired during the period	18,930	4,738	23,668
Translation	(8,582)	2,002	(6,580)

Balance at November 30, 2008	$65,159	$48,279	$113,438

Goodwill increased as of November 30, 2008, compared to November 30, 2007, primarily due to $18,684 for the acquisition of New Age Electronics, Inc. (“New Age”) (see Note 17—Acquisitions for additional information) and an earn-out payment of $4,000 related to SYNNEX-Concentrix Corporation.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Intangible assets, net:

	November 30, 2008			November 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$34,315	$(21,127)	$13,188	$22,062	$(18,458)	$3,604
Customer lists	23,437	(12,197)	11,240	25,108	(8,677)	16,431
Other intangible assets	4,497	(2,469)	2,028	3,443	(1,888)	1,555

	$62,249	$(35,793)	$26,456	$50,613	$(29,023)	$21,590

Amortization expense was $7,754, $6,578 and $4,319 for the years ended November 30, 2008, 2007 and 2006, respectively. Intangible assets increased as of November 30, 2008 compared to November 30, 2007 due to the purchase of a brand name by SYNNEX Canada Limited (“SYNNEX Canada”) for $1,432 and $12,253 for intangible assets associated with the purchase of New Age (see Note 17—Acquisitions for additional information). Estimated future amortization expense is as follows:

Fiscal years ending November 30,
2009	$7,763
2010	4,850
2011	3,227
2012	2,813
2013	2,313
thereafter	5,490

$26,456

	November 30,
	2008	2007
Accrued liabilities:
Payroll related accruals	$29,641	$24,831
Deferred compensation liability	13,574	19,140
Royalty and warranty accruals	5,052	7,205
Other accrued liabilities	65,326	69,441

	$113,593	$120,617

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 10—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	November 30,
	2008			2007
	Original Cost	Unrealized (Losses)/ Gains	Fair Value	Original Cost	Unrealized (Losses)/ Gains	Fair Value
Short-Term:
Trading	$10,551	$(4,479)	6,072	$11,731	$605	12,336
Available-for-sale	194	(52)	142	772	(630)	142
Cost securities	4,131	—	4,131	4,779	—	4,779

	$14,876	$(4,531)	$10,345	$17,282	$(25)	$17,257

Short-term trading securities consist of equity securities relating to the Company’s deferred compensation plan (See Note 6). Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan. Total realized and unrealized loss on trading investments was $5,674 for the fiscal year ended November 30, 2008. Total realized and unrealized gain was $739 and $1,082 for the fiscal years ended November 30, 2007 and 2006, respectively.

For the fiscal year ended November 30, 2008, the Company recorded an other-than-temporary impairment loss of $630 on available-for-sale securities and $658 on cost securities, respectively. The Company recorded $221 and $10 other-than-temporary impairment on cost securities for the fiscal years ended November 30, 2007 and 2006, respectively.

NOTE 11—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. The Company funds its borrowings by pledging all of its rights, title and interest in and to the U.S. Receivables as security. The balance outstanding on the U.S. Arrangement as of November 30, 2008 and 2007 was $207,200 and $299,900, respectively.

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

SYNNEX Canada has a renewable revolving accounts receivable securitization program in Canada (the “Canadian Arrangement”), which provides for the sale of U.S. and Canadian trade receivables (“Canadian Receivables”) to a financial institution up to a maximum of C$110,000. In connection with the Canadian Arrangement, SYNNEX Canada sells its Canadian Receivables to the financial institution on a fully-serviced

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

basis. As of our fiscal year end, the effective discount rate of the Canadian Arrangement was the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus an initial spread of 1.50%, increasing to 3.50% over time. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140. The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at November 30, 2008 and 2007 was $59,152 and $115,900, respectively. This program is renewed until May 29, 2009.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. (See Note 20—Commitments and Contingencies for additional information.) Approximately $912,671, $950,884 and $954,814 of the Company’s net sales were financed under these programs in fiscal years 2008, 2007 and 2006, respectively. Approximately $38,717 and $68,839 of accounts receivable at November 30, 2008 and 2007, respectively, were subject to flooring agreements. Flooring fees were approximately $4,013, $5,024 and $5,507 in fiscal years 2008, 2007 and 2006, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 12—BORROWINGS:

Working capital borrowings consist of the following:

	November 30,
	2008	2007
SYNNEX US securitization	$207,200	$299,900
SYNNEX US revolving line of credit	95,000	10,900
SYNNEX Canada revolving line of credit	14,970	17,470
SYNNEX Canada term loan	9,162	12,368
SYNNEX Mexico term loan	20,169	47,874
Others	2,502	167

	349,003	388,679
Less: Current portion	(340,466)	(351,142)

Non-current portion	$8,537	$37,537

SYNNEX US securitization

The U.S. Arrangement allows the Company to sell up to a maximum of $350,000 in U.S. Receivables. The maturity date of the U.S. Arrangement is February 2011. The effective borrowing cost under the U.S. Arrangement is currently a blend of the prevailing dealer commercial paper rate and LIBOR plus 0.55% per annum. A fee of 0.20% per annum is payable with respect to the unused portion of the commitment.

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

SYNNEX Canada revolving line of credit

SYNNEX Canada has a revolving line of credit arrangement with a credit limit of C$30,000. The revolving credit facility expires in April 2010. Interest on this facility is currently based on the Canadian adjusted prime rate. SYNNEX Canada has granted a lien on substantially all of its assets in favor of the lenders under its revolving credit facility. In connection with this revolving credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations, of up to C$20,000. This guarantee was terminated in October, 2008.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017.

SYNNEX Mexico secured term loan

SYNNEX de Mexico, S.A. de C.V. (“SYNNEX Mexico”) established a secured term loan with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is currently the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009.

Others

SYNNEX UK has a British pound denominated loan agreement with a financial institution. The total credit available under this facility was $770 as of November 30, 2008. The interest rate on this credit facility is LIBOR plus 1.50% per annum. There were no borrowings outstanding at November 30, 2008 and 2007.

SYNNEX UK has a second British pound denominated loan agreement with a financial institution. The total credit available under this facility was $4,622 as of November 30, 2008. The interest rate for this facility is the financial institution’s prime rate plus 1.50% per annum. The balance outstanding was $158 as of both November 30, 2008 and 2007.

The Company has other overdraft and lines of credit facilities. The balance outstanding as of November 30, 2008 was $2,344 and there were no outstanding balances as of November 30, 2007.

SYNNEX Canada credit facility

SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days. The letters of

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3,000 in cash on deposit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20,000. Letters of credit issued against this facility were $2,754 as of November 30, 2008 and $13,880 as of November 30, 2007.

Future principal payments

Future principal payments under the above loans as of November 30, 2008 are as follows:

Fiscal Years Ending November 30,
2009	$340,466
2010	498
2011	526
2012	555
2013	585
Thereafter	6,373

$349,003

The total interest expense and finance charges for accounts receivable securitization, revolver, convertible debt and all other debt and lines of credit was $28,660, $30,494 and $26,902 for the years ended November 30, 2008, 2007 and 2006, respectively, and is included in “Interest expense and finance charges, net” in the consolidated statement of operations. The range of interest rates was between 1.68% and 10.67% in fiscal year 2008.

Covenants compliance

In relation to the U.S. Arrangement, the Revolver, convertible debt, the SYNNEX Canada revolving line of credit, Canadian Arrangement and the SYNNEX Mexico secured term loan, the Company has a number of covenants and restrictions that, among other things, requires the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt. They also restrict the Company’s ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also could limit the Company’s ability to pay cash upon conversion, redemption or repurchase of its convertible debt subject to certain liquidity tests.

As of November 30, 2008, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $180,711 and $206,100 as of November 30, 2008 and 2007, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 13—CONVERTIBLE DEBT:

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

The Notes are senior, unsecured obligations of the Company and rank equally in right of payment with other senior unsecured debt and rank senior to subordinated notes, if any. The Notes effectively rank junior to any of the Company’s secured indebtedness to the extent of the assets securing such indebtedness. The Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of the Company’s subsidiaries. The net proceeds from the Notes were used for general corporate purposes and to reduce outstanding balances under the U.S. Arrangement and the Revolver.

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

NOTE 14—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Fiscal Years Ended November 30,
	2008	2007	2006
Net income	$83,797	$63,127	$51,385

Weighted-average common shares-basic	31,619	30,942	29,700
Effect of dilutive securities:
Stock options and restricted stock	1,644	1,732	2,314

Weighted-average common shares-diluted	33,263	32,674	32,014

Net income per common share-basic	$2.65	$2.04	$1.73
Net income per common share-diluted	$2.52	$1.93	$1.61

Options to purchase 113, 521 and 747 shares of common stock as of November 30, 2008, 2007 and 2006, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 15—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

affiliates. As of November 30, 2008, MiTAC International and its affiliates beneficially owned approximately 40% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates.

The Company works closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $261,579, $297,913 and $430,986 during fiscal years 2008, 2007 and 2006, respectively. The Company’s sales to MiTAC International and its affiliates during fiscal years 2008, 2007 and 2006, totaled approximately $1,994, $1,934 and $2,288, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

Accordingly, the Company negotiates manufacturing, pricing and other material terms on a case-by-case basis with MiTAC International and its contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, the Company believes that the significant terms under these agreements, including pricing, would not materially differ from the terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.

The Company remains dependent on MiTAC International as a contract assembly partner and any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on its business, particularly its contract assembly business with Sun Microsystems.

Beneficial Ownership of the Company’s Common Stock by MiTAC International.

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 40% of the Company’s common stock as of November 30, 2008. These shares are owned by the following entities:

MiTAC International (1)	7,752,824
Synnex Technology International Corp. (2)	5,039,244

Total	12,792,068

(1)	Shares held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,228,650 shares (of which 45,150 shares are directly held and 1,183,500 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

During fiscal year 2007, the Company purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, its then President and Chief Executive Officer. During fiscal year 2008, the Company purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of November 30, 2008, the value of the investment was $1,242. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International nor Synnex Technology International is restricted from competing with the Company.

NOTE 16—SEGMENT INFORMATION:

Description of Segments

Operating segments are based on products and services provided by each segment, internal organization structure, the manner in which operations are managed, the criteria used by the CODM to assess the segment performance as well as resources allocation and the availability of discrete financial information. During fiscal year 2008, the Company changed its business strategy on managing its operations which prompted it to change its internal organization structure, resource allocation and measurement of its financial performance. The change in the business strategy enabled the Company to focus on providing a full range of distribution and GBS services offerings to its customers which resulted in two segments. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The distribution services segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

The GBS services segment offers a range of services to the Company’s customers that include customer management, software development, web hosting, hosted software, domain name registration, and back office processing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings in China.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Summarized financial information related to the Company’s reportable business segments as of November 30, 2008, 2007 and 2006, and for each of the years then ended is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2006:
Revenue	$6,316,332	$39,639	$(12,457)	$6,343,514
Income from operations before non-operating items, income taxes and minority interest	92,482	3,760	—	96,242
Depreciation and amortization expense	8,911	870	—	9,781
Total assets	1,356,999	35,681	(9,946)	1,382,734
Fiscal Year ended November 30, 2007:
Revenue	$6,938,926	$82,722	$(17,528)	$7,004,120
Income from operations before non-operating items, income taxes and minority interest	103,088	9,059	—	112,147
Depreciation and amortization expense	10,860	4,905	—	15,765
Total assets	1,841,369	117,818	(72,084)	1,887,103
Fiscal Year ended November 30, 2008:
Revenue	$7,674,048	$113,998	$(19,816)	$7,768,230
Income from operations before non-operating items, income taxes and minority interest	138,826	13,022	—	151,848
Depreciation and amortization expense	11,676	7,088	—	18,764
Total assets	1,951,024	165,648	(83,792)	2,032,880

The inter-segment eliminations relate to the inter-segment back office support between the GBS and distribution segments and inter-segment investments.

Segment by Geography

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in fiscal years 2008, 2007 and 2006 and for each of the periods then ended:

	Fiscal years ended November 30,
	2008	2007	2006
Revenue
North America	$7,576,536	$6,786,571	$6,077,786
Other	191,694	217,549	265,728

	$7,768,230	$7,004,120	$6,343,514

	As of
	November 30, 2008	November 30, 2007
Long-lived assets
North America	$73,397	$55,719
Other	37,517	22,630

	$110,914	$78,349

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Revenue in the United States was approximately 79%, 78%, and 79% of total revenue for fiscal years 2008, 2007 and 2006, respectively. Revenue in Canada was approximately 18%, 19%, and 17% of total revenue for fiscal years 2008, 2007 and 2006, respectively. No other country or region accounted for more than 10% of the Company’s total revenue.

NOTE 17—ACQUISITIONS:

On April 1, 2008, the Company purchased substantially all of the assets of New Age, a privately-held distributor of IT and consumer electronics products to the retail sector. The Company expects this acquisition will expand its consumer electronics distribution business. The Company paid a purchase price of $31,500 in cash and an additional $11,750 was accrued, to be paid subject to compliance with certain post-closing conditions. As of November 30, 2008 the Company paid $9,616 of the accrual in full settlement of the additional payment. The acquisition agreement provides for additional earn-out payments of up to $11,000 to be paid subject to achieving certain milestones during the first twelve months after the date of acquisition. In connection with the net assets acquired, the Company refinanced approximately $84,003 in working capital debt. The New Age business has been fully integrated into the Company’s distribution segment.

The purchase price allocation based on the estimated fair value of assets acquired and liabilities assumed is as follows:

Fair Value
Purchase consideration
Cash paid	$41,116
Transaction cost	125

$41,241

Allocation
Cash	$11,164
Accounts receivable	69,747
Inventories	72,073
Program receivable	4,642
Fixed assets	1,248
Prepaid expenses and other assets	648
Goodwill	18,684
Intangible assets (1)	12,253
Accounts payable	(54,076)
Accrued liabilities	(10,937)
Lease obligations	(202)
Loan payable	(84,003)

$41,241

(1)	Intangible assets will be amortized over a period of ten years.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of New Age had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and depreciation expense.

	Pro Forma Basis for Fiscal Years Ended
	November 30, 2008	November 30, 2007
Revenue	$8,067,882	$7,900,334
Net income	84,673	68,295

Net income per common share-basic	$2.68	$2.21
Net income per common share-diluted	2.55	2.09

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor is it necessarily indicative of future operating results.

Other fiscal year 2008 acquisitions

The Company’s other fiscal year 2008 acquisitions, which were all in the Company’s GBS segment, were not significant individually or in the aggregate. In the second quarter of fiscal year 2008, the Company acquired three companies for an estimated total cash consideration of approximately $2,954.

Acquisitions during the fiscal year ended November 30, 2007

On February 20, 2007, the Company acquired all of the outstanding capital stock of SYNNEX-Concentrix Corporation, based in Manila, Philippines for approximately $25,000 in cash. The acquisition agreement allowed for an earn-out payment of an additional $5,000 to be paid if certain milestones were met in the first year after the acquisition. As of November 30, 2008, an earn-out payment of $4,000 was paid in full settlement. SYNNEX-Concentrix Corporation is a technical support and contact center that delivers voice, e-mail and technical chat support as well as other value-added services. The SYNNEX-Concentrix Corporation acquisition is consistent with the Company’s strategy to broaden its GBS offerings and increases its contact center expertise. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $7,574, intangible assets was $3,100, and the remainder of the purchase price over the fair value of identifiable assets acquired of $18,326 has been recognized as goodwill. The SYNNEX-Concentrix Corporation business has been fully integrated into the Company’s GBS segment.

On February 27, 2007, the Company acquired the assets of PC Wholesale, a division of Insight Direct USA, Inc., a wholly-owned subsidiary of Insight Enterprises, Inc. The Company paid a purchase price of $28,876 in cash. PC Wholesale is an IT distributor with special focus on end-of-life and refurbished equipment that is complementary to the Company’s core distribution business. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $18,879, intangible assets was $2,900, and the remainder of the purchase price over the fair value of identifiable assets acquired of $7,100 has been recognized as goodwill. The PC-Wholesale business has been fully integrated into the Company’s distribution segment.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

On April 5, 2007, the Company purchased approximately 86% of the equity interest in China Civilink (Cayman) for $30,000 in cash. The acquisition agreement provided for a payment of up to $2,000 to the then selling shareholders, if certain milestones were met by December 31, 2007. $2,000 was paid in connection with the milestones achievement. China Civilink (Cayman) operates in China as HiChina Web Solutions. HiChina Web Solutions, which is based in Beijing, China, provides Internet services such as domain name registration and web hosting. The acquisition of HiChina Web Solutions further supports the Company’s strategy to grow its GBS offerings by providing access to an established customer base in China. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net tangible assets acquired was $5,863, intangible assets was $3,000, and the remainder of the purchase price over the fair value of identifiable assets acquired of $23,137 has been recognized as goodwill. The HiChina Web Solutions business has been fully integrated into the Company’s GBS segment.

On May 1, 2007, SYNNEX Canada acquired substantially all of the assets of the Redmond Group of Companies (“RGC”), including AVS Technologies, an independent distributor of consumer electronics. Total consideration for the purchased assets, net of assumed debt of $11,851, was approximately $26,561 in cash and transaction costs of $235. Of this amount, approximately $3,062 was payable subject to confirmation of net tangible assets acquired, primarily related to accounts receivable and inventory. The acquisition agreement allowed for an additional $440 to be paid if certain milestones were met in the first 13 months following the closing date. These milestones were not achieved; hence, no payment was made. The acquisition of RGC further supports SYNNEX Canada’s expansion in its consumer electronics distribution. The RGC business has been fully integrated within SYNNEX Canada. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The fair value of identifiable net assets acquired was $10,588 and the remainder of the purchase price over the fair value of identifiable assets acquired of $15,974 has been recognized as goodwill. At the time of the acquisition of RGC, the Company determined that this transaction was not a significant acquisition. However, upon further review, the Company determined that it was a significant acquisition, and accordingly, the Company filed a Form 8-K reporting for the RGC acquisition. The RGC business has been fully integrated into the Company’s distribution segment.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of RGC had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustment for additional finance charges related to the financing of the purchase consideration of the acquisition. The pro forma results may not reflect future performance.

	Pro Forma Basis for Fiscal Years Ended
	November 30, 2007	November 30, 2006
Revenue	$7,050,925	$6,592,621
Net Income (1)	59,091	29,382

Net income per common share-basic	$1.91	$0.99
Net income per common share-diluted	1.81	0.92

(1)	Net income for the fiscal year ended November 30, 2006 includes an impairment loss on goodwill and intangible assets of $16.5 million prior to the acquisition of RGC.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The above acquisitions, excluding RGC, individually and in the aggregate, did not meet the conditions of a material business combination and they were not subject to the disclosure requirements of SFAS No. 141. The Consolidated Financial Statements include the operating results of each business from the date of acquisition.

Building Acquisition

On March 9, 2007, SYNNEX Canada completed the purchase of a new logistics facility in Guelph, Canada. The facility is approximately six hundred twenty thousand square feet. The total purchase price for this facility was approximately $12,500. As of November 30, 2008, SYNNEX Canada completed consolidating multiple existing Ontario, Canada area facilities into this facility.

NOTE 18—RESTRUCTURING CHARGES:

In fiscal year 2008, in connection with the acquisition of New Age, the Company recorded liabilities of $601 under EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The measures, which included workforce reductions and facilities consolidation, were intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. These charges were primarily associated with workforce reductions of $435 and facilities consolidation of $166.

Restructuring charges per EITF 95-3:

	Severance and Benefits	Facility and Exit Costs	Total
Accrual on April 1, 2008	$435	$166	$601
Cash payments	(435)	(166)	(601)

Balance of accrual at November 30, 2008	$—	$—	$—

In fiscal year 2007, in connection with the acquisition of RGC, the Company announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, were intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. During fiscal year 2007, the Company accrued $2,358 in restructuring costs against goodwill related to the RGC acquisition in Canada under EITF 95-3. These charges were primarily associated with facilities consolidation of $1,050, workforce reductions of $691 and contract termination costs of $617.

In fiscal year 2007, in conjunction with the above, the Company recorded $2,744 for the restructuring and consolidation of its Canadian operations as a result of the acquisition of RGC and the purchase of a new logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1,107 for facilities consolidation, $508 for workforce reductions, and $278 for other costs. These charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The majority of all employees’ terminations were completed by November 30, 2007. The Company recorded an impairment loss of $851 included in the above $2,744 restructuring cost for a property located in Ontario, Canada, that was held for sale, based on the fair value less costs to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net book value of the property was $1,699 and $2,149 at November 30, 2008 and 2007, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The following table summarizes the activity related to the liability for restructuring charges through November 30, 2008:

Restructuring charges per EITF 95-3:

	Severance and Benefits	Facility and Exit Costs	Contractual Obligations	Other	Total
Balance of accrual at November 30, 2007	$120	$1,050	$219	$23	$1,412
Cash payments	(95)	(748)	—	—	(843)
Non cash charges	(25)	—	(219)	(23)	(267)

Balance of accrual at November 30, 2008	$—	$302	$—	$—	$302

Restructuring charges per SFAS No. 146:

	Severance and Benefits	Facility and Exit Costs	Other	Total
Balance of accrual at November 30, 2007	$8	$489	$37	$534
Cash payments	(8)	(395)	(40)	(443)
Non cash charges	—	(47)	6	(41)

Balance of accrual at November 30, 2008	$—	$47	$3	$50

The unpaid portion of the restructuring charges is included in the consolidated balance sheet under the caption “Accrued liabilities.” The above restructuring charges are incurred in the distribution segment.

The cash payments for all the amounts accrued related with restructuring activities will be paid out by the end of fiscal year 2009.

NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

There was no impact for the adoption of SFAS No. 157 to the Consolidated Financial Statements. The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above SFAS No. 157 categories as of November 30, 2008:

	November 30, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$6,072	$6,072	$—	$—
Available-for-sale securities	142	142	—	—
Forward foreign currency exchange contracts	2,058	—	2,058	—
Long-term accounts receivable	34,245	—	34,245	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and creditworthiness.

The Company recorded a realized gain of $15,380 and an unrealized loss of $3,157 for the fiscal year ended November 30, 2008, under “Other income (expense), net” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts. For the fiscal year ended November 30, 2007 the Company recorded a realized loss of $8,374 and an unrealized gain of $2,557. For the fiscal year ended November 30, 2006, the Company recorded a realized gain of $941 and an unrealized gain of $1,024.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of November 30, 2008 and 2007:

	As of November 30, 2008		As of November 30, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost investments	$7,439	$7,439	$7,779	$7,779
Long-term debt	8,537	8,537	37,537	37,537
Convertible debt	143,750	87,270	—	—

The Company’s investments accounted for under the cost method consist of equity securities in a private entity, investments in a hedge fund, and investments in a private equity fund. The fair value of the investments in a hedge fund and private equity fund was determined by analyzing the underlying invested assets. The fair value of the equity securities is based on a valuation model developed internally to measure impairment primarily based on the operating results and future earning prospects of the investee. The carrying value of long-term debt approximates fair value since current interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible debt traded in a limited trading market.

The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss is reported under “Other income (expense), net” in the consolidated statement of operations.

The Company has adopted SFAS No. 159 effective December 1, 2007. The Company has not elected the fair value option for its financial instruments. The Company has reclassified all cash flows related to securities classified as trading from operating to investing activities in its consolidated statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS No. 159. The cash flows from the purchase and proceeds of $6,015 and $5,805, respectively, for trading securities, were reclassified from operating activities to investing activities for the fiscal year ended November 30, 2007. The cash flows from the purchase and proceeds of $15,300 and $28,367, respectively, for trading securities, were reclassified from operating activities to investing activities for the fiscal year ended November 30, 2006.

NOTE 20—COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under operating lease agreements, which expire in various periods through 2014. Future minimum rental obligations under non-cancelable lease agreements as of November 30, 2008 were as follows:

Fiscal Years Ending November 30,
2009	$17,844
2010	18,077
2011	17,187
2012	16,198
2013	14,668
thereafter	10,943

Total minimum lease payments	$94,917

Rent expense for the years ended November 30, 2008, 2007 and 2006 amounted to $16,220, $13,983 and $9,393, respectively.

The Company was contingently liable at November 30, 2008, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 11—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2008 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

NOTE 21—LEGAL SETTLEMENT:

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

NOTE 22—RISK AND UNCERTAINTIES:

The Company operates in a highly competitive industry and is subject to various risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to differ materially from expectations include, but are not limited to, significant dependence on certain key vendors and dependence on financing for our working capital needs.

NOTE 23—SUBSEQUENT EVENTS:

The Company amended and restated its U.S. accounts receivable securitization program (the “U.S. Amended and Restated Arrangement”) on January 23, 2009 to replace the lead bank and agent. The U.S. Amended and Restated Arrangement has a maturity date of January 2010 and may be renewed upon the mutual agreement of the Company and the lenders. The Company continues to sell a maximum of $350,000 U.S. Receivables. The Company’s effective borrowing cost under the U.S. Amended and Restated Arrangement is the prevailing dealer and commercial paper rate plus 1.50% per annum.

The Company also amended and restated its U.S. senior secured revolving line of credit arrangement (the “Amended and Restated Revolver”) with a group of financial institutions on January 23, 2009 to replace the lead bank and agent. The Amended and Restated Revolver is secured by inventory and other assets and expires in February 2011. The Amended and Restated Revolver’s maximum commitment was also amended to $80,000. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% at the Company’s option. The Amended and Restated Revolver was further amended to require the Company to achieve certain conditions in the event the U.S. Amended and Restated Arrangement is not renewed or a binding commitment is not in place to replace or renew the same.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2008. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal 2008 Three Months Ended				Fiscal 2007 Three Months Ended
	Feb. 29, 2008	May 31, 2008	Aug. 31, 2008	Nov. 30, 2008	Feb. 28, 2007	May 31, 2007	Aug. 31, 2007	Nov. 30, 2007
	(in thousands)
Statement of Operations Data:
Revenue	$1,748,574	$1,878,072	$2,045,689	$2,095,895	$1,588,276	$1,684,808	$1,760,360	$1,970,676
Cost of revenue	(1,652,724)	(1,777,267)	(1,932,790)	(1,973,530)	(1,513,852)	(1,600,563)	(1,669,134)	(1,865,189)

Gross profit	95,850	100,805	112,899	122,365	74,424	84,245	91,226	105,487
Selling, general and administrative expenses	(63,070)	(69,133)	(73,394)	(74,474)	(49,481)	(58,433)	(66,704)	(68,617)

Income from operations before non-operating items, income taxes and minority interest	32,780	31,672	39,505	47,891	24,943	25,812	24,522	36,870
Interest expense and finance charges, net	(4,167)	(3,310)	(3,137)	(3,817)	(3,058)	(3,695)	(3,472)	(4,649)
Other income (expense), net	(2,046)	581	(1,787)	(4,579)	158	904	(132)	463

Income from operations before income taxes and minority interest	26,567	28,943	34,581	39,495	22,043	23,021	20,918	32,684
Provision for income taxes	(9,551)	(10,275)	(12,427)	(12,843)	(8,168)	(8,288)	(6,452)	(12,259)
Minority interest in subsidiaries	(188)	(158)	(94)	(253)	—	(62)	(70)	(240)

Net income	$16,828	$18,510	$22,060	$26,399	$13,875	$14,671	$14,396	$20,185

Earnings per share:
Basic	$0.54	$0.59	$0.70	$0.83	$0.45	$0.47	$0.46	$0.65
Diluted	$0.51	$0.56	$0.66	$0.80	$0.43	$0.45	$0.44	$0.61
Weighted-average common shares outstanding-basic	31,377	31,543	31,665	31,887	30,548	30,896	31,076	31,247
Weighted-average common shares outstanding-diluted	33,043	33,256	33,657	33,095	32,372	32,657	32,742	32,892

Earning per share (“EPS”) for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average of shares outstanding during the fiscal year. Thus, the sum of EPS for each of the four quarters may not equal the EPS for the fiscal year.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 30, 2008, 2007 and 2006

(in thousands)

Description	Balance at Beginning of Fiscal Year	Additions Charged to Revenue and COGS and Expense	Additions from Acquisitions	Reclassifications, Write-offs and Deductions	Balance at Fiscal Year End
Fiscal Year Ended November 30, 2006
Allowance for sales returns	$13,397	$3,719	$—	$—	$17,116
Allowance for deferred tax assets	2,178	1,607	—	(2,178)	1,607

Fiscal Year Ended November 30, 2007
Allowance for sales returns	$17,116	$1,416	$—	$2,136	$20,668
Allowance for deferred tax assets	1,607	645	—	—	2,252

Fiscal Year Ended November 30, 2008
Allowance for sales returns	$20,668	$974	$—	$—	$21,642
Allowance for deferred tax assets	2,252	396	1,351	—	3,999

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting in Item 8 is incorporated herein by reference.

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

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2009 Annual Meeting of Stockholders to be held on March 24, 2009 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,043,793	$11.89	2,583,894	(1)(2)

(1)

Includes the number of shares reserved for issuance under our Amended and Restated 2003 Stock Incentive Plan. The number of shares authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan will not exceed the sum of (1) the number of shares subject to outstanding options granted under our 1997 Stock Option Plan/Stock Issuance Plan, our Special Executive Stock Option/Stock Issuance Plan and our 1993 Stock Option Plan outstanding, to the extent those options expire, terminate or are cancelled for any reason prior to being exercised, plus (2) 5,506,649 shares of common stock; provided, however, that the number of authorized shares under our Amended and Restated 2003 Stock Incentive Plan will not exceed 14,111,761 shares of common stock. Refer to Note 4, Stockholders’ Equity of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the Amended and Restated 2003 Stock Incentive Plan.

(2)	Includes 500,000 shares available-for-sale pursuant to our 2003 Employee Stock Purchase Plan (as amended). Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. Refer to Note 4, Stockholders’ Equity of the Notes to Consolidated Financial Statements in Item 8 for further information regarding the 2003 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(2)	Financial Statements Schedule

See Index under Item 8.

(3)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b) Exhibits.

Exhibit Number		Description of Document
2.1		Acquisition Agreement, dated March 27, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

2.2		Amending Agreement, dated April 30, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

3(i).1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1		Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.2		Indenture related to the 4.0% Convertible Senior Notes due 2018, dated as of May 12, 2008, between SYNNEX Corporation and U.S. Bank National Association, as trustee (including form of 4.0% Convertible Senior Note due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2008).

10.1	#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.2	#	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.3	#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.4		Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document
10.5	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	Standard Industrial Lease dated December 5, 1996, between the Company and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	First Amendment to Lease, dated May 24, 1999, between the Company and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8	Second Amendment to Lease, dated March 30, 2001, between the Company and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10	HP U.S. Business Development Partner Agreement dated November 6, 2003, between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Company, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.13	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.14#	Employment Agreement dated February 7, 2006, between the Company and Robert Huang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.15#	Employment Agreement dated July 14, 2004, by and between the Company and Jim Estill (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.16	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Company, the lenders signatory thereto from time to time, and General Electric Capital Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.17	Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.18	Second Amended and Restated Receivables Funding and Administration Agreement, dated as February 12, 2007, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

Exhibit Number	Description of Document
10.19	Offer Letter, dated as of March 23, 2007, between Thomas C. Alsborg and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 28, 2007).

10.20	Master Supply Agreement dated as of May 16, 2007, by and among Sun Microsystems, Inc. and Sun Microsystems International B.V. and MiTAC International Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007).

10.21#	Amendment to Employment Agreement, dated as of February 7, 2006, by and between the Company and Robert Huang (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.22#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.23#	SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.24	Amendment No. 7, dated as of May 5, 2008, to Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, by and among the Company, SIT Funding Corporation, Sumitomo Mitsui Banking Corporation, Manhattan Asset Funding Company LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2008).

10.25	Amendment No. 12, dated as of May 5, 2008, to Second Amended and Restated Credit Agreement, dated as of February 12, 2007, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2008).

10.26	Omnibus Amendment No. 11 and Limited Waiver, dated as of April 1, 2008, to Second Amended and Restated Credit Agreement, dated as of February 12, 2007, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2008).

10.27#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.28	Amendment No. 4, effective as of February 11, 2008, to Second Amended and Restated Receivables Sale and Servicing Agreement and Second Amended and Restated Receivables Funding and Administration Agreement, by and among the Company, SIT Funding Corporation, Sumitomo Mitsui Banking Corporation, Manhattan Asset Funding Company LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2008).

10.29	Amendment No. 8, effective as of February 11, 2008, to Second Amended and Restated Credit Agreement, 2008, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2008).

10.30	Asset Purchase Agreement dated February 25, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

Exhibit Number	Description of Document
10.31	First Amendment to Asset Purchase Agreement dated March 31, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.32	Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008.

10.33	Third Amended and Restated Credit Agreement, dated as of January 23, 2009, by and among the Company, the lenders signatory thereto from time to time, and Bank of America, N.A.

10.34	Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation.

10.35	Third Amended and Restated Receivables Funding and Administration Agreement, dated as January 23, 2009, among SIT Funding Corporation, the lenders party thereto and Bank of America, N.A.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 92 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

See Index under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2009

SYNNEX CORPORATION

By:	/S/ KEVIN MURAI
Kevin Murai President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Murai and Thomas Alsborg, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ KEVIN MURAI Kevin Murai	President and Chief Executive Officer (Principal Executive Officer) and Director	January 26, 2009

/S/ THOMAS ALSBORG Thomas Alsborg	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 26, 2009

/S/ ROBERT HUANG Robert Huang	Chairman of the Board	January 26, 2009

/S/ MATTHEW MIAU Matthew Miau	Chairman Emeritus of the Board	January 26, 2009

/S/ FRED BREIDENBACH Fred Breidenbach	Director	January 26, 2009

/S/ JAMES VAN HORNE James Van Horne	Director	January 26, 2009

/S/ GREGORY QUESNEL Gregory Quesnel	Director	January 26, 2009

/S/ DWIGHT STEFFENSEN Dwight Steffensen	Director	January 26, 2009

/S/ DUANE ZITZNER Duane Zitzner	Director	January 26, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Acquisition Agreement, dated March 27, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

2.2	Amending Agreement, dated April 30, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.2	Indenture related to the 4.0% Convertible Senior Notes due 2018, dated as of May 12, 2008, between SYNNEX Corporation and U.S. Bank National Association, as trustee (including form of 4.0% Convertible Senior Note due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2008).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.2#	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.3#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.4	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6	Standard Industrial Lease dated December 5, 1996, between the Company and Alexander & Baldwin, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	First Amendment to Lease, dated May 24, 1999, between the Company and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8	Second Amendment to Lease, dated March 30, 2001, between the Company and Bedford Property Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document

10.10	HP U.S. Business Development Partner Agreement dated November 6, 2003, between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.11	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Company, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.12	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.13	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.14#	Employment Agreement dated February 7, 2006, between the Company and Robert Huang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.15#	Employment Agreement dated July 14, 2004, by and between the Company and Jim Estill (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.16	Second Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Company, the lenders signatory thereto from time to time, and General Electric Capital Corporation, a Delaware corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.17	Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.18	Second Amended and Restated Receivables Funding and Administration Agreement, dated as February 12, 2007, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2006).

10.19	Offer Letter, dated as of March 23, 2007, between Thomas C. Alsborg and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 28, 2007).

10.20	Master Supply Agreement dated as of May 16, 2007, by and among Sun Microsystems, Inc. and Sun Microsystems International B.V. and MiTAC International Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007).

10.21#	Amendment to Employment Agreement, dated as of February 7, 2006, by and between the Company and Robert Huang (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.22#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.23#	SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

Exhibit Number	Description of Document

10.24	Amendment No. 7, dated as of May 5, 2008, to Second Amended and Restated Receivables Sale and Servicing Agreement, dated as of February 12, 2007, by and among the Company, SIT Funding Corporation, Sumitomo Mitsui Banking Corporation, Manhattan Asset Funding Company LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2008).

10.25	Amendment No. 12, dated as of May 5, 2008, to Second Amended and Restated Credit Agreement, dated as of February 12, 2007, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2008).

10.26	Omnibus Amendment No. 11 and Limited Waiver, dated as of April 1, 2008, to Second Amended and Restated Credit Agreement, dated as of February 12, 2007, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2008).

10.27#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.28	Amendment No. 4, effective as of February 11, 2008, to Second Amended and Restated Receivables Sale and Servicing Agreement and Second Amended and Restated Receivables Funding and Administration Agreement, by and among the Company, SIT Funding Corporation, Sumitomo Mitsui Banking Corporation, Manhattan Asset Funding Company LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2008).

10.29	Amendment No. 8, effective as of February 11, 2008, to Second Amended and Restated Credit Agreement, 2008, by and among the Company, General Electric Capital Corporation, Bank of America, N.A. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2008).

10.30	Asset Purchase Agreement dated February 25, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.31	First Amendment to Asset Purchase Agreement dated March 31, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.32	Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008.

10.33	Third Amended and Restated Credit Agreement, dated as of January 23, 2009, by and among the Company, the lenders signatory thereto from time to time, and Bank of America, N.A.

10.34	Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation.

10.35	Third Amended and Restated Receivables Funding and Administration Agreement, dated as January 23, 2009, among SIT Funding Corporation, the lenders party thereto and Bank of America, N.A.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 92 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit Number	Description of Document

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.