Form 10-Q
period 2009-02-28
SYNNEX CORP
filed 2009-04-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2009
Common Stock, $0.001 par value	32,905,622

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	February 28, 2009	November 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$60,017	$61,081
Short-term investments	8,401	10,345
Accounts receivable, net	656,266	807,206
Receivable from vendors, net	102,396	96,653
Receivable from affiliates	6,626	4,659
Inventories	653,277	696,008
Deferred income taxes	26,001	26,089
Current deferred assets	11,744	13,322
Other current assets	11,975	9,766

Total current assets	1,536,703	1,725,129
Property and equipment, net	83,116	84,602
Goodwill	116,085	113,438
Intangible assets, net	26,924	26,456
Deferred income taxes	6,656	6,036
Long-term deferred assets	35,939	50,907
Other assets	26,976	26,312

Total assets	$1,832,399	$2,032,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$150,281	$340,466
Accounts payable	532,275	571,329
Payable to affiliates	100,652	73,631
Accrued liabilities	101,499	113,593
Current deferred liabilities	27,303	30,809
Income taxes payable	6,109	4,713

Total current liabilities	918,119	1,134,541
Long-term borrowings	8,175	8,537
Long-term liabilities	27,383	26,591
Long-term deferred liabilities	24,808	33,567
Convertible debt	143,750	143,750
Deferred income taxes	2,057	1,380

Total liabilities	1,124,292	1,348,366

Minority interest	4,832	4,673

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 32,333 and 31,954 shares issued and outstanding	32	32
Additional paid-in capital	216,538	207,558
Accumulated other comprehensive income	4,341	9,367
Retained earnings	482,364	462,884

Total stockholders’ equity	703,275	679,841

Total liabilities and stockholders’ equity	$1,832,399	$2,032,880

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenue	$1,728,892	$1,748,574
Cost of revenue	(1,623,095)	(1,652,724)

Gross profit	105,797	95,850
Selling, general and administrative expenses	(71,097)	(63,070)

Income from operations before non-operating items, income taxes and minority interest	34,700	32,780
Interest expense and finance charges, net	(3,983)	(4,167)
Other income (expense), net	(407)	(2,046)

Income before income taxes and minority interest	30,310	26,567
Provision for income taxes	(10,669)	(9,551)
Minority interest	(161)	(188)

Net income	$19,480	$16,828

Net income per common share - basic	$0.61	$0.54

Net income per common share - diluted	$0.59	$0.51

Weighted-average common shares outstanding - basic	32,113	31,377

Weighted-average common shares outstanding - diluted	32,764	33,043

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net income	$19,480	$16,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,014	2,574
Amortization of intangible assets	2,077	1,814
Share-based compensation	2,000	1,568
Provision for doubtful accounts	3,469	1,269
Tax benefits from employee stock plans	788	217
Excess tax benefit from share-based compensation	(717)	(170)
Realized and unrealized loss on investments and fixed assets	611	899
Other-than-temporary impairment on securities	53	806
Minority interest	161	188
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	142,262	50,816
Receivable from vendors	(5,263)	(13,061)
Receivable from affiliates	(1,967)	2,279
Inventories	38,542	19,231
Other assets	8,768	15,532
Payable to affiliates	27,021	194
Accounts payable	(20,349)	(10,188)
Accrued liabilities	(8,534)	(13,650)
Other liabilities	(6,474)	(3,971)

Net cash provided by operating activities	204,942	73,175

Cash flows from investing activities:
Purchase of short-term investments	(1,357)	(4,525)
Proceeds from sale of short-term investments	2,682	6,127
Acquisition of businesses, net of cash acquired	(2,042)	812
Purchase of property and equipment	(2,292)	(3,904)
Increase in restricted cash	(914)	(1,439)
Purchase of intangible asset	—	(1,495)

Net cash used in investing activities	(3,923)	(4,424)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	606,922	313,107
Payment of revolving line of credit and securitization	(790,220)	(358,983)
Payment of bank loan	(5,654)	(7,464)
Excess tax benefit from share-based compensation	717	170
Bank overdraft	(15,905)	(16,482)
Proceeds from issuance of common stock	1,262	935

Net cash used in financing activities	(202,878)	(68,717)

Effect of exchange rate changes on cash and cash equivalents	795	645

Net increase (decrease) in cash and cash equivalents	(1,064)	679
Cash and cash equivalents at beginning of period	61,081	42,875

Cash and cash equivalents at end of period	$60,017	$43,554

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008
Net income	$19,480	$16,828
Other comprehensive income:
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale securities	—	630
Foreign currency translation adjustment	(5,026)	2,308

Total comprehensive income	$14,454	$19,766

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

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

The accompanying interim unaudited consolidated financial statements as of February 28, 2009 and for the three month periods ended February 28, 2009 and February 29, 2008 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2008 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2008, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

There have been no material changes in the Company’s significant accounting policies for the three month period ended February 28, 2009 from its disclosure in the Annual Report on Form 10-K for the year ended November 30, 2008, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Restricted cash

As of February 28, 2009 and November 30, 2008, the Company had restricted cash in the amount of $16,518 and $15,604, respectively, for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation. These amounts are reported in “Other Assets” on the consolidated balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2009, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through February 28, 2009, such losses have been within management’s expectations.

In the three months ended February 28, 2009 and February 29, 2008, no single customer exceeded 10% or more of the Company’s total revenue. At February 28, 2009, no customer accounted for more than 10% of the consolidated accounts receivable balance. At November 30, 2008, one customer accounted for approximately 17% of the total consolidated accounts receivable balance. The Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 35% and 27% of the total revenue for the three months ended February 28, 2009 and February 29, 2008, respectively.

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares include the dilutive effect of stock options, restricted stock and restricted stock units. The calculation of net income per common share is presented in Note 10-Net Income Per Common Share.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

With respect to the Company’s convertible senior notes, the Company intends to settle its conversion spread (i.e., the intrinsic value of convertible debt based on the conversion price and current market price) in shares. The Company accounts for its conversion spread using the treasury stock method. It is the Company’s intent to cash-settle the principal amount of the convertible senior notes; accordingly, the principal amount has been excluded from the determination of diluted earnings per share.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In February 2009, the FASB approved FASB Staff Position (“FSP”) No. Financial Accounting Standards (“FAS”) 141(R)-a “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. FAS 141(R)-a”). FSP No. FAS 141(R)-a requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss.” SFAS No. 141(R) is effective for fiscal years that begin after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 141(R) and FSP No. FAS 141(R)-a on its consolidated results of operations and financial condition, which will depend on the extent of business combinations completed after the adoption of the standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP No. FAS 142-3 is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP No. FAS 142-3 may have on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP No. Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP No. APB 14-1 may have on its consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 07-5 on its consolidated results of operations and financial condition.

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

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive assets, which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-7 on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-8 on its consolidated results of operations and financial condition.

During the first quarter of fiscal year 2009, the Company adopted the following accounting standards:

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”). FSP No. FAS 157-2 permitted delayed application of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it applies to its financial instruments, effective December 1, 2007. The Company adopted FSP No. FAS 157-2 as it applies to its non-financial assets and liabilities, effective December 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 14 – Fair Value Measurements.

In February, 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP No. FAS 140-3”). FSP No. FAS 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125” (“SFAS No. 140”), unless certain criteria are met. FSP No. FAS 140-3 is effective for the Company’s financial statements for the fiscal year beginning on December 1, 2008. The Company adopted FSP No. FAS 140-3 effective December 1, 2008 and the adoption had no impact on the financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company in the first quarter of fiscal year 2009. The impact of the adoption of SFAS No. 161 is discussed in Note 6- Derivative Instruments.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). FSP No. FAS
140-4 and FIN 46(R)-8 amends the disclosure requirements of FIN 46(R), “Consolidation of Variable Interest Entities,” for public enterprises that have a variable interest in a variable interest entity and enhances the disclosures required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). FSP No. FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008 and was adopted by the Company in the first quarter of fiscal year 2009. The disclosures required by FSP No. FAS 140-4 and FIN 46(R)-8 are included in Note 7-Accounts Receivable Arrangements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 3—SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense under the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values.

The Company uses the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility and expected life. Under the fair value recognition provisions for SFAS No. 123(R), share-based compensation is estimated at the grant-date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

During the three months ended February 28, 2009, the Company did not grant any stock options or restricted stock under the Amended and Restated 2003 Stock Incentive Plan. During the three months ended February 29, 2008, the Company granted approximately 40 stock options, with an estimated total grant-date fair value of $343. During the three months ended February 29, 2008, the Company granted 20 shares of restricted stock with an estimated total grant-date fair value of $425.

The Company recorded share-based compensation expense, for the three months ended February 28, 2009 and February 29, 2008 of $2,000 and $1,568, respectively.

NOTE 4—BALANCE SHEET COMPONENTS:

	February 28, 2009	November 30, 2008
Short-term investments
Trading securities	$5,204	$6,072
Available-for-sale	141	142
Cost securities	3,056	4,131

	$8,401	$10,345

Accounts receivable, net
Trade accounts receivable	$697,543	$846,668
Less: Allowance for doubtful accounts	(19,993)	(17,820)
Less: Allowance for sales returns	(21,284)	(21,642)

	$656,266	$807,206

Receivable from vendors, net
Receivables from vendors	$107,967	$101,586
Less: Allowance for doubtful accounts	(5,571)	(4,933)

	$102,396	$96,653

Inventories
Components	$74,396	$61,902
Finished goods	578,881	634,106

	$653,277	$696,008

Property and equipment, net
Land	$10,428	$11,118
Equipment and computers	61,597	60,848
Furniture and fixtures	11,017	10,175
Buildings, leasehold improvements	68,076	69,554
Construction in progress	2,486	1,489

	153,604	153,184
Less: Accumulated depreciation	(70,488)	(68,582)

	$83,116	$84,602

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Goodwill

	Distribution	GBS	Total
Balance at November 30, 2008	$65,159	$48,279	$113,438
Goodwill additions during the period	(292)	4,037	3,745
Adjustments	(2,599)	2,599	—
Translation	(1,038)	(60)	(1,098)

Balance at February 28, 2009	$61,230	$54,855	$116,085

Goodwill increased as of February 28, 2009, compared to November 30, 2008, primarily due to acquisitions in the GBS segment.

Intangible assets, net

	February 28, 2009			November 30, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$34,315	$(21,871)	$12,444	$34,315	$(21,127)	$13,188
Customer lists	25,893	(13,228)	12,665	23,437	(12,197)	11,240
Other intangible assets	4,441	(2,626)	1,815	4,497	(2,469)	2,028

	$64,649	$(37,725)	$26,924	$62,249	$(35,793)	$26,456

Amortization expense for the three months ended February 28, 2009 and February 29, 2008 was $2,077 and $1,814, respectively. Intangible assets increased as of February 28, 2009 compared to November 30, 2008 due to the acquisitions in the GBS segment.

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	February 28, 2009			November 30, 2008
	Cost	Unrealized (Losses)/Gains	Fair Value	Cost	Unrealized (Losses)/Gains	Fair Value
Short-term investments
Trading securities	$10,319	$(5,115)	$5,204	$10,551	$(4,479)	$6,072
Available-for-sale	194	(53)	141	194	(52)	142
Cost securities	3,056	—	3,056	4,131	—	4,131

	$13,569	$(5,168)	$8,401	$14,876	$(4,531)	$10,345

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan. During the three months ended February 28, 2009, the Company recorded a realized gain of $80 and an unrealized loss of $645 on its trading investments. During the three months ended February 29, 2008, the Company recorded a realized loss of $77 and an unrealized loss of $822 on its trading investments.

For the three months ended February 28, 2009, the Company recorded other-than-temporary loss of $53 on cost securities. For the three months ended February 29, 2008, the Company recorded other-than-temporary loss of $630 on available-for-sale securities and $176 on cost securities, respectively.

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the Canadian Dollar, British Pound, Philippines Peso, Japanese Yen, Mexican Peso and Chinese Renminbi. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest rate risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14-Fair Value Measurements. The following table summarizes the Company’s derivative instruments not designated as hedging instruments under SFAS No. 133, as of February 28, 2009:

	Location of derivative on Balance Sheet	Fair value as of February 28, 2009	Location of realized and unrealized gain/(loss) recognized in income	Realized and unrealized gain/ (loss) for the three months ended February 28, 2009
Foreign exchange forward contracts	Other current asset	$1,873	Other income/ (expense)	$3,895

		$1,873		$3,895

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). On January 23, 2009, the Company amended and restated the U.S. Arrangement (the “U.S. Amended and Restated Arrangement”) to replace the lead bank and agent. The maturity date of the U.S. Amended and Restated Arrangement was amended from February 11, 2011 to January 22, 2010 and may be renewed upon mutual agreement of the Company and the lenders. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of February 28, 2009 was $114,500. The balance outstanding on the U.S. Arrangement as of November 30, 2008 was $207,200.

Under the terms of the U.S. Amended and Restated Arrangement, the Company sells, on a revolving basis, its U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables as security. Any borrowings under the U.S. Amended and Restated Arrangement are recorded as debt on the Company’s consolidated balance sheet. As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of the Company’s financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on the Company’s financial condition and results of operations.

SYNNEX Canada Limited (“SYNNEX Canada”) has a renewable revolving accounts receivable securitization program in Canada (the “Canadian Arrangement”), which provides for the sale of U.S. and Canadian trade receivables (“Canadian Receivables”) to a financial institution up to a maximum of C$110,000. In connection with the Canadian Arrangement, SYNNEX Canada sells its rights, title and interest in its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement was the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus an initial spread of 1.50%, increasing to 3.50% over time. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140 and therefore, is not included in the debt and the related Canadian Receivables on the Company’s consolidated balance sheet. The Company provides an allowance for doubtful accounts related to these Canadian Receivables based on the quality and aging of the Canadian Receivables and the Company’s historical experience with collections. The amount of Canadian Receivables sold to the financial institution and not yet collected from customers at February 28, 2009 and November 30, 2008 was $49,918 and $59,152, respectively. This program is renewed until May 29, 2009.

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 15 – Commitments and Contingencies for additional information. The net sales financed for the three months ended February 28, 2009 and February 29, 2008 were $202,209 and $229,779, respectively. Approximately $42,223 and $38,717 of accounts receivable at February 28, 2009 and November 30, 2008, respectively, were subject to flooring agreements. Flooring fees were approximately $883 and $1,004 in the three months ended February 28, 2009 and February 29, 2008, respectively, and are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 8—BORROWINGS:

Working capital borrowings consist of the following:

	February 28, 2009	November 30, 2008
SYNNEX U.S. securitization	$114,500	$207,200
SYNNEX U.S. revolving line of credit	7,800	95,000
SYNNEX Canada revolving line of credit	12,578	14,970
SYNNEX Canada term loan	8,641	9,162
SYNNEX Mexico term loan	12,699	20,169
Others	2,238	2,502

	158,456	349,003
Less: Current portion	(150,281)	(340,466)

Non-current portion	$8,175	$8,537

SYNNEX U.S. securitization

The U.S. Amended and Restated Arrangement allows the Company to sell up to a maximum of $350,000 in U.S. Receivables. The maturity date of the U.S. Amended and Restated Arrangement is January 22, 2010. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment.

SYNNEX U.S. senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions. On January 23, 2009, the Company amended and restated its U.S. senior secured revolving line of credit arrangement (the “Amended and Restated Revolver”) to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was amended from $120,000 to $80,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70,000 to $150,000 at the Company’s request, in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at the Company’s option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires on February 11, 2011. The Revolver was further amended such that it is a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement is not extended. In addition, it is also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement the Company should have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time.

SYNNEX Canada revolving line of credit

SYNNEX Canada has a revolving line of credit arrangement with a credit limit of C$30,000. The revolving credit facility expires in April 2010. Interest on this facility is currently based on the Canadian adjusted prime rate plus 2.00%. SYNNEX Canada has granted a lien on substantially all of its assets in favor of the lenders under its revolving credit facility.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Others

The Company has other overdraft and lines of credit facilities. The balance outstanding as of February 28, 2009 and November 30, 2008 was $2,238 and $2,502, respectively.

SYNNEX Canada credit facility

On September 6, 2007, SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3,000 in cash on deposit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20,000. Letters of credit issued against this facility were $1,188 as of February 28, 2009 and $2,754 as of November 30, 2008.

The total interest expense and finance charges for accounts receivable securitization, revolver, Convertible Senior Notes and all other debt and lines of credit were $6,441 and $7,775 for the three months ended February 28, 2009 and February 29, 2008, respectively, and are included in “Interest expense and finance charges, net” in the consolidated statement of operations. The interest expense for the three months ended February 28, 2009, includes the partial write off of $769 in unamortized debt costs relating to the amendment of the U.S Arrangement and the Revolver. The range of interest rates was between 1.98% and 10.77% in the first quarter of fiscal year 2009. The range of interest rates in the first quarter of fiscal year 2008 was between 3.81% and 7.97%.

Covenants compliance

In relation to the U.S. Amended and Restated Arrangement, the Amended and Restated Revolver, the SYNNEX Canada revolving line of credit, Canadian Arrangement and the SYNNEX Mexico secured term loan, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt. They also restrict the Company’s ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of its Convertible Senior Notes subject to certain liquidity tests.

As of February 28, 2009, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $180,180 and $180,711 as of February 28, 2009 and November 30, 2008, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 9—CONVERTIBLE DEBT:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

NOTE 10—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended
	February 28, 2009	February 29, 2008
Net income	$19,480	$16,828

Weighted-average common shares-basic	32,113	31,377
Effect of dilutive securities:
Stock options and restricted stock	651	1,666

Weighted-average common shares-diluted	32,764	33,043

Net income per common share - basic	$0.61	$0.54
Net income per common share - diluted	$0.59	$0.51

Options to purchase 676 and 98 shares of common stock for the three months ended February 28, 2009 and February 29, 2008, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of February 28, 2009, MiTAC International and its affiliates beneficially owned approximately 39% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates.

The Company works closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $77,878 and $74,046 for the three months ended February 28, 2009, and February 29, 2008, respectively. The Company’s sales to MiTAC International and its affiliates in the three months ended February 28, 2009, and February 29, 2008, totaled approximately $1,017 and $308, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

Beneficial Ownership of the Company’s Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 39% of the Company’s common stock as of February 28, 2009. These shares are owned by the following entities:

MiTAC International (1)	7,752,824
Synnex Technology International Corp. (2)	5,039,244

Total	12,792,068

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,233,651 shares (of which 115,150 shares are directly held and 1,118,501 shares are subject to exercisable options) held by Matthew Miau.

(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

The Company purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, Chairman. As of February 28, 2009, the value of the investment was $1,099. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International nor Synnex Technology International is restricted from competing with the Company.

NOTE 12— SEGMENT INFORMATION:

Description of Segments

Operating segments are based on products and services provided by each segment, internal organization structure, the manner in which operations are managed, the criteria used by the Chief Operating Decision Maker (“CODM”) to assess the segment performance as well as resources allocation and the availability of discrete financial information. During fiscal year 2008, the Company changed its business strategy on managing its operations which prompted it to change its internal organization structure, resource allocation and measurement of its financial performance. The change in the business strategy enabled the Company to focus on providing a full range of distribution and GBS service offerings to its customers. The Company’s operations are organized into two business segments – distribution services and GBS. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The distribution services segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

The GBS services segment offers a range of services to the Company’s customers that include customer management, software development, web hosting, web development, hosted software, domain name registration, and back office processing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings in China.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2009 and February 29, 2008, and as of February 28, 2009 and November 30, 2008 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended February 29, 2008:
Revenue	$1,728,037	$25,267	$(4,730)	$1,748,574
Income from operations before non-operating items, income taxes and minority interest	29,723	3,057	—	32,780
Three months ended February 28, 2009:
Revenue	$1,701,139	$32,923	$(5,170)	$1,728,892
Income from operations before non-operating items, income taxes and minority interest	31,127	3,573	—	34,700
Total assets as of November 30, 2008	$1,951,024	$165,648	$(83,792)	$2,032,880
Total assets as of February 28, 2009	$1,748,427	$175,744	$(91,772)	$1,832,399

The inter-segment eliminations relate to the inter-segment back-office support between the GBS and distribution segments and inter-segment investments.

Geographic Information

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three months ended February 28, 2009 and February 29, 2008:

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenue
North America	$1,679,153	$1,696,281
Other	49,739	52,293

	$1,728,892	$1,748,574

	As of
	February 28, 2009	November 30, 2008
Long-lived assets
North America	$72,245	$73,397
Other	37,847	37,517

	$110,092	$110,914

Revenue in the United States was approximately 80% and 75% of total revenue for the three months ended February 28, 2009 and February 29, 2008, respectively. Revenue in Canada was approximately 17% and 22% of total revenue for the three months ended February 28, 2009 and February 29, 2008, respectively. No other geographical location accounted for more than 10% of the Company’s total revenue.

NOTE 13—ACQUISITIONS:

In the first quarter of fiscal year 2009, the Company made two acquisitions in the GBS segment. Through these acquisitions, the Company acquired web development services and complementary products for a total consideration of approximately $6,786.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of SFAS No. 141, “Business Combinations.”

NOTE 14—FAIR VALUE MEASUREMENTS:

The Company adopted SFAS No. 157 effective December 1, 2007 for financial assets and liabilities. The Company adopted SFAS No. 157 effective December 1, 2008 for non-financial assets and liabilities. SFAS No. 157 applies to all assets and liabilities that are measured and reported on a fair value basis. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of the Company’s short-term investments and financial instruments that are measured at fair value on a recurring basis, as of February 28, 2009:

	February 28, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$5,204	$5,204	$—	$—
Available-for-sale securities	141	141	—	—
Forward foreign currency exchange contracts	1,873	—	1,873	—
Long-term accounts receivable	24,187	—	24,187	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and creditworthiness.

The Company recorded a realized gain of $2,103 and an unrealized gain of $1,228 for the three months ended February 28, 2009, a realized gain of $2,239 and an unrealized loss of $1,904 for the three months ending February 29, 2008, in “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts.

The following table presents the assets and liabilities that are not carried at fair value as of February 28, 2009 and November 30, 2008:

	As of February 28, 2009		As of November 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost investments	$6,606	$6,606	$7,439	$7,439
Long-term debt	8,175	8,175	8,537	8,537
Convertible debt	143,750	100,455	143,750	87,270

The Company’s investments accounted for under the cost method consist of equity securities in a private entity, investments in a hedge fund, and investments in a private equity fund. The fair value of the investments in a hedge fund and private equity fund was determined by analyzing the underlying invested assets. The fair value of the equity securities is determined through internal analysis to measure impairment primarily based on the operating results and future earning prospects of the investee. In the three months ending February 28, 2009, $53 was recognized as impairment charges relating to the carrying value of the company’s cost investments. The carrying value of the long-term debt approximates fair value since current interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the Convertible Senior Notes traded in a limited trading market.

In the three months ended February 28, 2009, no impairment charge was recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for the carrying value of goodwill. In the three months ended February 28, 2009, no impairment charge was recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for the carrying value of long-lived assets held and used.

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of February 28, 2009, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7 – Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2009 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2009 and February 29, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

NOTE 16—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada under EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The measures, which included workforce reductions, facilities consolidation and other related expenses, are substantially completed. The balance outstanding on facility and exit costs as of February 28, 2009 and November 30, 2008 was $302.

The property located in Ontario, Canada, that was held for sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was sold during the three months ended February 28, 2009 for $1,597 at a loss of $46.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q or Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits and developments of our services and operations, potential effects of the economic environment, anticipated benefits of our acquisitions, impact of our acquisitions on our financial position, our revenue and operating results, economic and industry trends, thefts at our warehouses, our gross margins, our agreements with MiTAC International, our relationship with MiTAC International and Sun Microsystems, competition with Synnex Technology International, our estimates regarding our capital requirements and our needs for additional financing, concentration of products and customers, the expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, our effective tax rates, impact of rules and regulations affecting public companies, impact of our accounting policies, and statements regarding our securitization program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We provide services in distribution, contract assembly and global business services, or GBS. We operate in two segments, distribution services segment and GBS segment. Our distribution services segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, and retailers, and provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, web hosting, web development, hosted software, domain name registration, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print. We also sell products complementary to these service offerings in China.

We bring synergy to our customers’ business process services requirements. By bringing supply chain management, contract assembly and distribution expertise together under one service provider, the result is high quality products assembled at a lower cost with industry-leading components delivered efficiently and on time. Our business model is flexible and modular to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing, post-sales technical support, web development, web hosting and domain name registration services.

We combine our core strengths in demand generation, distribution, supply chain management, and contract assembly in an effort to help our customers achieve efficient time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. As of February 28, 2009, we distributed approximately 15,000 technology products, as measured by active SKUs, from more than 100 IT OEM suppliers to more than 15,000 resellers throughout the United States, Canada and Mexico. As of February 28, 2009, we had over 7,000 full-time and temporary employees worldwide with operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom. From a geographic perspective, approximately 97% of our total revenue was from North America for the three months ended February 28, 2009.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Panasonic, Seagate and Lenovo and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Our largest OEM supplier, HP, accounted for approximately 35% of our total revenue for the three months ended February 28, 2009.

The distribution and contract assembly industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.

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

Recent Acquisitions and Divestitures

We seek to augment our services offering with strategic acquisitions of businesses and assets that complement and expand our global business services capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers, retail customers and OEM suppliers, extended the geographic reach of our operations, particularly targeted in international markets, and diversified and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

In the first quarter of fiscal year 2009, we made two acquisitions in our GBS segment. Through these acquisitions, we acquired web development services and complementary products for a total consideration of approximately $6.8 million.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.”

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of Redmond Group of Companies, or RGC, we announced a restructuring program in Canada under Emerging Issues Task Force, or EITF, No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF No. 95-3. The measures, which included workforce reductions, facilities consolidation and other related expenses, are substantially completed. The balance outstanding on facility and exit costs as of February 28, 2009 and November 30, 2008 was $0.3 million.

The property located in Ontario, Canada, which was held for sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was sold during the three months ended February 28, 2009 for $1.60 million at a loss of $0.05 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three month period ended February 28, 2009 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2008. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	February 28, 2009	February 29, 2008
Statements of Operations Data:
Revenue	100.00%	100.00%
Cost of revenue	(93.88)	(94.52)

Gross profit	6.12	5.48
Selling, general and administrative expenses	(4.11)	(3.61)
Income from operations before non-operating items, income taxes and minority interest	2.01	1.87
Interest expense and finance charges, net	(0.23)	(0.24)
Other income (expense), net	(0.02)	(0.11)

Income before income taxes and minority interest	1.76	1.52
Provision for income taxes	(0.62)	(0.55)

Income before minority interest	1.14	0.97
Minority interest	(0.01)	(0.01)

Net income	1.13%	0.96%

Three Months Ended February 28, 2009 and February 29, 2008

Revenue

	Three Months Ended
	February 28, 2009	February 29, 2008	% Change
	(in thousands)
Revenue	$1,728,892	$1,748,574	-1.1%
Distribution Revenue	1,701,139	1,728,037	-1.6%
GBS Revenue	32,923	25,267	30.3%
Inter-Segment Elimination	(5,170)	(4,730)	9.3%

In our distribution business, we sell in excess of 15,000 (as measured by active SKU’s) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office IT and development outsourcing, post-sales technical support, web hosting, web development and domain name registration. The programs and customer service requirements change frequently from one period to the next and are often not comparable.

Our decrease in distribution revenue year over year for the three months ended February 28, 2009, was primarily attributable to adverse impact of foreign exchange translation of our Canadian distribution operations offset in part by an increase in revenue in U.S. distribution business mainly due to the acquisition of New Age Electronics, or NAE. On a constant currency basis our growth was approximately 3%.

Our normal revenue growth was somewhat mitigated by continued significant competition in the IT distribution marketplace, vendor direct sales models, our desire to focus on operating income growth before revenue growth, and a softer North American economy.

The increase in our GBS segment revenue was mainly due to higher call volumes in our contact center and additional revenue generated from our smaller acquisitions.

Gross Profit

	February 28, 2009	February 29, 2008	% Change
	(in thousands)
Gross profit	$105,797	$95,850	10.4%
Percentage of revenue	6.12%	5.48%	11.7%

Our gross profit is affected by a variety of factors, including competition, the mix and various selling prices of products and services we sell, the mix of customers to whom we sell, our sources of revenue by division, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, fluctuations in revenue and overhead costs of our contract assembly business and demand for our GBS services.

Our gross profit as a percentage of revenue increased by 64 basis points over the prior year quarter for the three months ended February 28, 2009 primarily due to product and geographic mix, including higher gross margin profile of our acquisitions, as well as greater success in maximizing our variable incentives, favorable foreign currency impact on inventory purchases and inventory management. The increase was also driven by our continued focus on improving all aspects of gross margin and minimizing costs such as freight.

No specific products or customers, or changes in pricing strategy individually or as a group, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2009	February 29, 2008	% Change
	(in thousands)
Selling, general and administrative expenses	$71,097	$63,070	12.7%
Percentage of revenue	4.11%	3.61%	13.9%

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

Selling, general and administrative expenses increased for the three months ended February 28, 2009 both on a dollar basis as well as percentage of revenue basis from prior year quarter mainly due to an increase in compensation cost of $3.5 million resulting from an increase in employees. The remainder of the increase was due to an increase of $4.5 million in bad debt reserve, rent, amortization expenses, professional services fees, decreased deferred compensation liability offset by foreign exchange rate translation impact on expenses. The increase in the selling, general and administrative expenses was also partly due to the impact of our acquisitions made during the previous year.

Income from Operations before Non-Operating Items, Income Taxes and Minority Interest

	Three Months Ended
	February 28, 2009	February 29, 2008	% Change
	(in thousands)
Income from operations before non-operating items, income taxes and minority interest	$34,700	$32,780	5.9%
Distribution income from operations before non-operating items, income taxes and minority interest	31,127	29,723	4.7%
GBS income from operations before non-operating items, income taxes and minority interest	3,573	3,057	16.9%

Our income from operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 2.01% for the three months ended February 28, 2009 compared to 1.87% from prior year quarter. The overall improvement in margin was a result of improvement in gross margin in the distribution segment as well as in the GBS segment.

The distribution segment income from operations before non-operating items, income taxes and minority interest as percentage of distribution revenue increased to 1.83% for the three months ended February 28, 2009 from prior year quarter of 1.72%, primarily due to the improvement in gross margin and contributions from our acquisitions offset by higher selling and administrative expenses.

The GBS segment income from operations before non-operating items, income taxes and minority interest as a percentage of revenue decreased to 10.85% for the three months ended February 28, 2009 from prior year quarter of 12.10%, primarily due to continued investments in infrastructure and increased expenses as a result of the acquisitions.

Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2009	February 29, 2008	% Change
	(in thousands)
Interest expense and finance charges, net	$3,983	$4,167	-4.4%
Percentage of revenue	0.23%	0.24%	-4.2%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit, senior convertible notes, other debt, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our Mexico operation.

The decrease in interest expense and finance charges, net, for the three months ended February 28, 2009 compared to the prior year quarter was approximately $1.0 million as a result of lower borrowings augmented by lower interest rates which was offset in part by a charge of approximately $0.8 million for the partial write-off of unamortized debt costs associated with our working capital lines that we refinanced in January 2009.

Other Income (Expense), Net

	Three Months Ended
	February 28, 2009	February 29, 2008	% Change
	(in thousands)
Other income (expense), net	$(407)	$(2,046)	-80.1%
Percentage of revenue	-0.02%	-0.11%	-81.8%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The decrease in other income (expense), net for the three months ended February 28, 2009 compared to the prior year quarter was due to decreased losses of $0.3 million on trading securities related to our deferred compensation program and higher foreign exchange gain of $0.1 million. For the three months ended February 29, 2008 approximately $0.8 million other-than-temporary impairment loss was recorded on our cost and available-for-sale securities.

Provision for Income Taxes

Our effective tax rate in the three months ended February 28, 2009 was 35.20% compared with an effective tax rate of 36.00% from prior year quarter. The decrease in the effective tax rate was primarily due to slightly higher profit contributions from lower tax jurisdictions.

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

Minority Interest

Minority interest is the portion of earnings from operations attributable to others. In March 2008, we acquired a controlling interest in Nihon Daiko Shoji Co. Ltd, or NDS, which operates in Japan. On April 5, 2007, we acquired a controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions. Minority interest represents the portion of earnings from the operations from HiChina Web Solutions and NDS which are attributable to others. These minority interests are in the GBS segment.

Goodwill

We conducted our annual goodwill impairment testing as of November 30, 2008 and concluded that there was no impairment. Our market capitalization and stock price during the first quarter of fiscal year 2009 were higher than as of November 30, 2008, and there were no significant changes to the key assumptions used in our annual goodwill impairment analysis. Hence, there were no indications of any triggering events that would necessitate further impairment analysis on the fair value of reporting units.

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. For our working capital needs, we rely heavily on debt, accounts receivable flooring programs and the sale or pledge of our accounts receivable under our securitization programs.

We have financed our growth and cash needs to date primarily through working capital financing facilities, convertible senior notes, bank credit lines and cash generated from operations. The primary uses of cash have been to fund working capital, acquisitions and the generation of increased sales.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in personnel, facilities and operations. Such investment may be more costly than similar investments in current operations and may not generate normal margins immediately. As a result of these investments, we may experience an increase in cost of sales and operating expenses that is disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by additional borrowings or issuing common stock.

The net cash flow provided by operating activities increased mainly due to collections from our seasonally high fourth quarter. Net cash provided by operating activities was $204.9 million in the three months ended February 28, 2009. Cash provided by operating activities was primarily attributable to a net decrease in accounts receivable of $142.3 million, a decrease in inventories of $38.5 million, an increase in payables to affiliates of $27.0 million and net income of $19.5 million, partially offset by a decrease in accounts payable of $20.3 million.

Net cash used in investing activities was $3.9 million in the three months ended February 28, 2009. Cash used in investing activities was primarily for capital expenditures of $2.3 million and acquisitions of $2.0 million.

Net cash used in financing activities was $202.9 million in the three months ended February 28, 2009 and was primarily related to the net repayments of securitization arrangements, bank loans and our revolving line of credit of $188.9 million and a decrease in bank overdrafts of $15.9 million.

We had sufficient availability on our credit arrangements to support our operating activities.

Capital Resources

Our cash and cash equivalents totaled $60.0 million and $61.1 million at February 28, 2009 and November 30, 2008, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

Off-Balance Sheet Arrangements

We have a renewable revolving accounts receivable securitization program in Canada, or Canadian Arrangement, through SYNNEX Canada Limited, or SYNNEX Canada, which provides for the sale of U.S. and Canadian trade accounts receivable, or Canadian Receivables, to a financial institution up to a maximum of C$110.0 million. In connection with the Canadian Arrangement, SYNNEX Canada sells its rights, title and interest in its Canadian Receivables to the financial institution on a fully-serviced basis. The effective discount rate of the Canadian Arrangement is the prevailing Bankers’ Acceptance rate of return or prime rate in Canada plus an initial spread of 1.50%, increasing to 3.50% over time. To the extent that cash was received in exchange, the amount of Canadian Receivables sold to the financial institution has been recorded as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” or SFAS No. 140 and therefore, is not included in the debt and the related Canadian Receivables on our consolidated balance sheet. We provide an allowance for doubtful accounts related to these Canadian Receivables based on the quality and aging of the Canadian Receivables and our historical experience with collections. The amount of our Canadian Receivables sold to the financial institution and not yet collected from customers was $49.9 million and $59.2 million as of February 28, 2009 and November 30, 2008, respectively. This program is renewed until May 29, 2009.

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

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $180.2 million as of February 28, 2009 and $180.7 million as of November 30, 2008. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. On January 23, 2009, we amended and restated the U.S. Arrangement, or the U.S. Amended and Restated Arrangement, to replace the lead bank and agent. The maturity date of the U.S. Amended and Restated Arrangement was amended from February 11, 2011 to January 22, 2010 and may be renewed upon our mutual agreement with the lenders. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of February 28, 2009 was $114.5 million. The balance outstanding and pledged on the U.S. Arrangement as of November 30, 2008 was $207.2 million.

Under the terms of the U.S. Amended and Restated Arrangement, we sell, on a revolving basis, our U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables as security. Any borrowings under the U.S. Amended and Restated Arrangement are recorded as debt on our consolidated balance sheet. As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. On January 23, 2009, we amended and restated the Revolver, or the Amended and Restated Revolver, to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was also amended from $120.0 million to $80.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70.0 million to $150.0 million at the Company’s request in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at our option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by our inventory and other assets and expires on February 11, 2011. Among other changes, the Revolver was further amended such that it is a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement is not extended. In addition, it is also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement we should have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. The borrowing outstanding under the Amended and Restated Revolver as of February 28, 2009 was $7.8 million. The borrowing outstanding under the Revolver as of November 30, 2008 was $95 million.

SYNNEX Canada has a revolving line of credit arrangement with a credit limit of C$30.0 million. The revolving credit facility expires in April 2010. Interest on this facility is based on the Canadian adjusted prime rate plus 2.00%. SYNNEX Canada has granted a lien on substantially all of its assets in favor of the lenders under its revolving credit facility. In connection with this revolving credit facility, we agreed to subordinate our right to repayment of amounts received from SYNNEX Canada to the prior repayment of SYNNEX Canada’s obligations under its revolving credit facility, except to the extent that SYNNEX Canada is permitted to make distributions to us in accordance with the terms of its revolving credit facility. The balance outstanding as of February 28, 2009 and November 30, 2008 was $12.6 million and $15.0 million, respectively.

SYNNEX Canada has a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3.0 million in cash on deposit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20.0 million. Letters of credit issued against this facility were $1.2 million as of February 28, 2009 and $2.8 million as of November 30, 2008.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Mexico Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The balance outstanding, under the Mexico Term Loan as of February 28, 2009 was $12.7 million and $20.2 million as of November 30, 2008. The Mexico Term Loan contains customary financial covenants. In connection with the Mexico Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $5.0 million and $5.4 million at February 28, 2009 and November 30, 2008, respectively. At February 28, 2009 and November 30, 2008, we had borrowings of $2.2 million and $2.5 million, respectively, outstanding under these facilities. We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions totaling approximately $8.6 million and $9.2 million at February 28, 2009 and November 30, 2008, respectively.

The expiration dates of our various borrowing arrangements range from 2009 to 2017.

Covenants Compliance

In relation to our U.S. Amended and Restated Arrangement, the Amended and Restated Revolver, SYNNEX Canada revolving line of credit, Canadian Arrangement and SYNNEX Mexico Term Loan, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants and restrict our ability to incur additional debt. They also restrict our ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes subject to certain liquidity tests.

As of February 28, 2009, we were in compliance with all material covenants for the above arrangements.

Convertible Debt

In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Notes, in a private placement. The Notes bear interest at a rate of 4.00% per annum. Interest on the Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. In addition, we will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note is equal to 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.

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

Related Party Transactions

We have a business relationship with MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of February 28, 2009, MiTAC International and its affiliates beneficially owned approximately 39% of our common stock. In addition, Matthew Miau, the Chairman Emeritus of our Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $77.9 million and $74.0 million for the three months ended February 28, 2009 and February 29, 2008, respectively. Our sales to MiTAC International and its affiliates in the three months ended February 28, 2009 and February 29, 2008, totaled approximately $1.0 million and $0.3 million, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

Beneficial Ownership of our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 39% of our common stock as of February 28, 2009. These shares are owned by the following entities:

MiTAC International (1)	7,752,824
Synnex Technology International Corp. (2)	5,039,244

Total	12,792,068

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,233,651 shares (of which 115,150 shares are directly held and 1,118,501 shares are subject to exercisable options) held by Matthew Miau.

(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our then President and Co-Chief Executive Officer. During fiscal year 2008, we purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of February 28, 2009, the value of the investment was $1.1 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In February 2009, the FASB approved FASB Staff Position, or FSP, No. Financial Accounting Standards, or FAS, 141(R)-a “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP No. FAS 141(R)-a. FSP No. FAS 141(R)-a requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, “Accounting for

Contingencies” and FASB Interpretation, or FIN, No. 14, “Reasonable Estimation of the Amount of a Loss.” SFAS No. 141(R) is effective for fiscal years that begin after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of SFAS No. 141(R) and FSP No. FAS 141(R)-a on our consolidated results of operations and financial condition, which will depend on the extent of business combinations completed after the adoption of the standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP No. FAS 142-3. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP No. FAS 142-3 is effective for us from the first quarter of fiscal year 2010. We are assessing the potential impact that the adoption of FSP No. FAS 142-3 may have on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP No. Accounting Principles Board, or APB, 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP No. APB 14-1. FSP No. APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact that the adoption of FSP No. APB 14-1 may have on our consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” or EITF 07-5. EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of EITF 07-5 on our consolidated results of operations and financial condition.

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

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7. EITF 08-7 applies to defensive assets, which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary” or EITF 08-8. EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of EITF 08-8 on our consolidated results of operations and financial condition.

During the first quarter of fiscal year 2009, we adopted the following accounting standards:

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”). FSP No. FAS 157-2 permitted delayed application of SFAS No. 157, “Fair Value Measurements,” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted SFAS No. 157 as it applies to our financial instruments, effective December 1, 2007. We adopted FSP No. FAS 157-2 as it applies to our non-financial assets and liabilities, effective December 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 14 to the Consolidated Financial Statements.

In February, 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP No. FAS 140-3”). FSP No. FAS 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125” (“SFAS No. 140”), unless certain criteria are met. FSP No. FAS 140-3 is effective for our financial statements for the fiscal year beginning on December 1, 2008. We adopted FSP No. FAS 140-3 effective December 1, 2008 and the adoption has no impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS No. 161. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was adopted by us in the first quarter of fiscal year 2009. The impact of the adoption of SFAS No. 161 is discussed in Note 6 to Consolidated Financial Statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” or FSP No. FAS 140-4 and FIN 46(R)-8. FSP No. FAS 140-4 and FIN 46(R)-8 amends the disclosure requirements of FIN 46(R), “Consolidation of Variable Interest Entities,” for public enterprises that have a variable interest in a variable interest entity and enhances the disclosures required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” FSP No. FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2009. The disclosures required by FSP No. FAS 140-4 and FIN 46(R)-8 are included in Note 7 to the Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three month period ended February 28, 2009 from our Annual Report on Form 10-K for the year ended November 30, 2008. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of Hewlett Packard Company, or HP, products represented approximately 35% and 27% of our total revenue in the three months ended February 28, 2009 and February 29, 2008, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2010. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

We provide contact center support services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions that could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. In addition, our customers may not guarantee a minimum call volume; however, we hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers, payment of penalties for failure to meet performance levels or our inability to terminate any unprofitable contracts may have an adverse impact on our operations and financial results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 28, 2009, we had 552 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

As of February 28, 2009, we had approximately $352.1 million in outstanding short and long-term borrowings under term loans, convertible senior notes and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At February 28, 2009, we had approximately $208.3 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

We are dependent on a variety of IT and telecommunications systems and any failure of these systems could adversely impact our business and operating results.

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

In the three months ended February 28, 2009 and February 29, 2008, approximately 20% and 25%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi and Philippines peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in Fremont, California, Greenville, South Carolina, Ontario, Canada, Beijing, China and Manila, Cagayan De Oro and Davao, Philippines. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

Global health, economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions have recently experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price, which in turn, may require us to record an impairment in the carrying value of our goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. For the three months ended February 28, 2009 and February 29, 2008, approximately 20% and 25%, respectively, of our total revenue was generated outside the United States. For the three months ended February 28, 2009 and February 29, 2008, approximately 17% and 22%, respectively, of our total revenue was generated in Canada. No country other than the U.S. and Canada accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Risks Related to Our Relationship with MiTAC International Corporation

As of February 28, 2009, our executive officers, directors and principal stockholders owned approximately 42% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of February 28, 2009, our executive officers, directors and principal stockholders owned approximately 42% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 39% of our common stock.

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

Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms, with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there has not been a significant amount of sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement has an initial term of one year and automatically renews for subsequent one-year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice (a) of the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Sun Microsystems under which we work with MiTAC International to provide contract assembly services to Sun Microsystems

Some of our customer relationships evolved from relationships between such customers and MiTAC International and the loss of such relationships could harm our business and operating results.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of February 28, 2009, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.9% of Synnex Technology International and approximately 8.0% of MiTAC International. As of February 28, 2009, MiTAC International directly and indirectly owned 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of February 28, 2009. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 15.4% of our outstanding common stock as of February 28, 2009. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

FASB recently adopted FASB Staff Position No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” reflecting new rules that change the accounting for certain convertible debt instruments, including our convertible senior notes. Under these new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion is be required to account for the liability and equity components of the instrument separately. The debt component is recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is treated as if it had been issued at a discount and is subsequently accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s nonconvertible debt borrowing rate. The resulting interest expense would likely be significantly higher than the actual cash interest expense payable on the instrument. The new rules are effective for fiscal years and interim periods beginning after December 15, 2008 and are applied retrospectively to all periods presented. We are currently evaluating the new rules and cannot quantify the impact at this time. However, we expect to have higher interest expense starting in 2010 due to the non-cash interest expense accretion.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 6.	Exhibits

10.1	Third Amended and Restated Credit Agreement, dated as of January 23, 2009, by and among the Company, the lender signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.2	Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, by and among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.3	Third Amended and Restated Receivables Funding and Administration Agreement, dated as of January 23, 2009, by and among SIT Funding Corporation, the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2009

SYNNEX Corporation

By:	/s/ KEVIN M. MURAI
Kevin M. Murai
President and Chief Executive Officer

By:	/s/ THOMAS C. ALSBORG
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Third Amended and Restated Credit Agreement, dated as of January 23, 2009, by and among the Company, the lender signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.2	Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, by and among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.3	Third Amended and Restated Receivables Funding and Administration Agreement, dated as of January 23, 2009, by and among SIT Funding Corporation, the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.