Form 10-Q
period 2009-05-31
SYNNEX CORP
filed 2009-07-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2009
Common Stock, $0.001 par value	33,162,411

SYNNEX CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	May 31, 2009	November 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$74,988	$61,081
Short-term investments	12,088	10,345
Accounts receivable, net	699,567	807,206
Receivable from vendors, net	88,981	96,653
Receivable from affiliates	6,753	4,659
Inventories	651,475	696,008
Deferred income taxes	26,207	26,089
Current deferred assets	13,578	13,322
Other current assets	34,042	9,766

Total current assets	1,607,679	1,725,129
Property and equipment, net	85,583	84,602
Goodwill	135,943	113,438
Intangible assets, net	25,229	26,456
Deferred income taxes	6,735	6,036
Long-term deferred assets	31,204	50,907
Other assets	29,128	26,312

Total assets	$1,921,501	$2,032,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$179,305	$340,466
Accounts payable	528,143	571,329
Payable to affiliates	102,659	73,631
Accrued liabilities	121,053	113,593
Current deferred liabilities	29,981	30,809
Income taxes payable	—	4,713

Total current liabilities	961,141	1,134,541
Long-term borrowings	9,387	8,537
Long-term liabilities	29,567	26,591
Long-term deferred liabilities	22,856	33,567
Convertible debt	143,750	143,750
Deferred income taxes	2,279	1,380

Total liabilities	1,168,980	1,348,366

Minority interest	5,075	4,673

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 32,628 and 31,954 shares issued and outstanding	33	32
Additional paid-in capital	222,806	207,558
Accumulated other comprehensive income	23,015	9,367
Retained earnings	501,592	462,884

Total stockholders’ equity	747,446	679,841

Total liabilities and stockholders’ equity	$1,921,501	$2,032,880

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenue	$1,812,053	$1,878,072	$3,540,945	$3,626,646
Cost of revenue	(1,705,675)	(1,777,267)	(3,328,770)	(3,429,991)

Gross profit	106,378	100,805	212,175	196,655
Selling, general and administrative expenses	(74,680)	(69,133)	(145,777)	(132,203)

Income from operations before non-operating items, income taxes and minority interest	31,698	31,672	66,398	64,452
Interest expense and finance charges, net	(3,083)	(3,310)	(7,066)	(7,477)
Other income (expense), net	1,430	581	1,023	(1,465)

Income before income taxes and minority interest	30,045	28,943	60,355	55,510
Provision for income taxes	(10,576)	(10,275)	(21,245)	(19,826)
Minority interest	(241)	(158)	(402)	(346)

Net income	$19,228	$18,510	$38,708	$35,338

Net income per common share—basic	$0.59	$0.59	$1.20	$1.12

Net income per common share—diluted	$0.57	$0.56	$1.16	$1.07

Weighted-average common shares outstanding—basic	32,475	31,543	32,296	31,461

Weighted-average common shares outstanding—diluted	33,731	33,256	33,249	33,150

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2009	May 31, 2008
Cash flows from operating activities:
Net income	$38,708	$35,338

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	5,934	5,294
Amortization of intangible assets	4,073	3,836
Share-based compensation	4,154	3,302
Provision for doubtful accounts	8,171	2,085
Tax benefits from employee stock plans	3,305	693
Excess tax benefit from share-based compensation	(2,718)	(542)
Realized and unrealized (gain) / loss on investments and fixed assets	(1,467)	397
Other-than-temporary impairment on securities	94	1,023
Minority interest	402	346
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	113,551	87,839
Receivable from vendors	8,776	(23,984)
Receivable from affiliates	(2,093)	1,676
Inventories	58,663	(30,425)
Other assets	20,803	13,091
Payable to affiliates	29,027	(951)
Accounts payable	(56,548)	(64,458)
Accrued liabilities	(8,594)	240
Other liabilities	(11,310)	(5,259)

Net cash provided by operating activities	212,931	29,541

Cash flows from investing activities:
Purchase of short-term investments	(4,517)	(5,035)
Proceeds from sale of short-term investments	4,201	6,607
Acquisition of businesses, net of cash acquired	(11,042)	(16,815)
Purchase of property and equipment	(4,843)	(9,237)
Increase in restricted cash	(20,141)	(2,988)
Purchase of intangible asset	—	(1,493)

Net cash used in investing activities	(36,342)	(28,961)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	1,214,517	885,094
Payment of revolving line of credit and securitization	(1,374,713)	(999,710)
Payment of bank loan	(10,006)	(13,313)
Proceeds from issuance of convertible debt (net of issuance costs of $3,575)	—	140,175
Excess tax benefit from share-based compensation	2,718	542
Bank overdraft	4,149	(9,341)
Proceeds from issuance of common stock	3,585	2,348

Net cash (used in) provided by financing activities	(159,750)	5,795

Effect of exchange rate changes on cash and cash equivalents	(2,932)	1,717

Net increase in cash and cash equivalents	13,907	8,092
Cash and cash equivalents at beginning of period	61,081	42,875

Cash and cash equivalents at end of period	$74,988	$50,967

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net income	$19,228	$18,510	$38,708	$35,338
Other comprehensive income:
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale securities	—	(11)	—	619
Changes in unrealized losses on available-for-sale securities	(18)	—	(18)	—
Foreign currency translation adjustment	18,692	2,767	13,666	5,075

Total comprehensive income	$37,902	$21,266	$52,356	$41,032

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2009 and May 31, 2008

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

The accompanying interim unaudited consolidated financial statements as of May 31, 2009 and for the three and six month periods ended May 31, 2009 and 2008 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2008 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2008, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three and six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

There have been no material changes in the Company’s significant accounting policies for the three and six month periods ended May 31, 2009 from its disclosure in the Annual Report on Form 10-K for the year ended November 30, 2008, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Restricted cash

As of May 31, 2009, the Company had restricted cash in the amount of $35,745 of which $17,454 is reported in “Other assets” for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation and the remaining amount reported in “Other current assets” relates to the lockbox collections under the Company’s borrowing arrangements and letters of credit issued.

As of November 30, 2008, the Company had restricted cash in the amount of $15,604 which is reported in “Other assets” primarily for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2009, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the accounts receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through May 31, 2009, such losses have been within management’s expectations.

In the three and six months ended May 31, 2009 and 2008, no single customer exceeded 10% or more of the Company’s total revenue. At May 31, 2009, no customer accounted for more than 10% of the consolidated accounts receivable balance. At November 30, 2008, one customer accounted for approximately 17% of the total consolidated accounts receivable balance. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”) accounted for approximately 35% and 33% of the total revenue for the three months ended May 31, 2009 and 2008, and approximately 35% and 30% of the total revenue for the six months ended May 31, 2009 and 2008, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss-an interpretation of FASB Statement No. 5.” SFAS No. 141(R) is effective for fiscal years that begin after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 on its consolidated results of operations and financial condition. SFAS No. 141(R) will only be applicable to business combinations completed after the adoption of the standard.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company from the first quarter of fiscal year 2010. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated results of operations and financial condition.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

FSP APB 14-1 may have on its consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 07-5 on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-6 on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to defensive assets, which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-7 on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-8 on its consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company in the third quarter of fiscal year 2009. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009, and in interim periods within those first annual reporting periods with earlier adoption prohibited. SFAS No. 166 will be applicable to the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, on the adoption of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated results of operations and financial condition.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

During the first quarter of fiscal year 2009, the Company adopted the following accounting standards:

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 permitted delayed application of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it applies to its financial instruments, effective December 1, 2007. The Company adopted FSP FAS 157-2 as it applies to its non-financial assets and liabilities, effective December 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 14—Fair Value Measurements.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). FSP FAS 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (“SFAS No. 140”), unless certain criteria are met. FSP FAS 140-3 is effective for the Company’s financial statements for the fiscal year beginning on December 1, 2008. The Company adopted FSP FAS 140-3 effective December 1, 2008 and the adoption had no impact on the financial statements of the Company.

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

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends the disclosure requirements of FIN 46(R), for public enterprises that have a variable interest in a variable interest entity and enhances the disclosures required by SFAS No. 140. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008 and was adopted by the Company in the first quarter of fiscal year 2009. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are included in Note 7- Accounts Receivable Arrangements.

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

During the three months and six months ended May 31, 2009, the Company granted fifty thousand stock options under the Amended and Restated 2003 Stock Incentive Plan with an estimated total grant-date fair value of $309. During the three and six months ended May 31, 2009, approximately fourteen thousand shares of restricted stock were granted with an estimated total grant-date fair value of $273.

During the three months ended May 31, 2008 no stock options were granted by the Company. During the six months ended May 31, 2008, the Company granted approximately forty thousand stock options, with an estimated total grant-date fair value of $343. During the three and six months ended May 31, 2008, approximately two thousand and twenty-two thousand shares of restricted stock were granted, with an estimated total grant-date value of $53 and $478, respectively.

The Company recorded share-based compensation expense, for the three months ended May 31, 2009 and 2008 of $2,154 and $1,735, and for the six months ended May 31, 2009 and 2008 of $4,154 and $3,302, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 4—BALANCE SHEET COMPONENTS:

	May 31, 2009	November 30, 2008
Short-term investments
Trading securities	$8,982	$6,072
Available-for-sale	69	142
Cost securities	3,037	4,131

	$12,088	$10,345

Accounts receivable, net
Trade accounts receivable	$747,596	$846,668
Less: Allowance for doubtful accounts	(23,723)	(17,820)
Less: Allowance for sales returns	(24,306)	(21,642)

	$699,567	$807,206

Receivable from vendors, net
Receivables from vendors	$94,437	$101,586
Less: Allowance for doubtful accounts	(5,456)	(4,933)

	$88,981	$96,653

Inventories
Components	$64,835	$61,902
Finished goods	586,640	634,106

	$651,475	$696,008

Property and equipment, net
Land	$11,285	$11,118
Equipment and computers	67,302	60,848
Furniture and fixtures	12,434	10,175
Buildings, leasehold improvements	70,530	69,554
Construction in progress	564	1,489

	162,115	153,184
Less: Accumulated depreciation	(76,532)	(68,582)

	$85,583	$84,602

The increase in the allowance for doubtful accounts for the three months ended May 31, 2009, is primarily the result of making allowances for certain specific receivables on a limited number of customer accounts, the majority of which is attributed to prior years.

Goodwill

	Distribution	GBS	Total
Balance at November 30, 2008	$65,159	$48,279	$113,438
Goodwill additions during the period	13,747	3,958	17,705
Adjustments	(2,599)	2,599	—
Translation	4,810	(10)	4,800

Balance at May 31, 2009	$81,117	$54,826	$135,943

Goodwill increased as of May 31, 2009, compared to November 30, 2008, primarily due to the final earn-out payment of $14,030 related to the New Age Electronics (“NAE”) acquisition, of which $9,000 was paid during the three months ended May 31, 2009 and the remaining $5,030 was accrued as of May 31, 2009—see Note 13 “Acquisitions”. The remaining increase in goodwill is due to acquisitions in the GBS segment.

Intangible assets, net

	May 31, 2009			November 30, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$34,315	$(22,616)	$11,699	$34,315	$(21,127)	$13,188
Customer lists	26,716	(14,969)	11,747	23,437	(12,197)	11,240
Other intangible assets	4,755	(2,972)	1,783	4,497	(2,469)	2,028

	$65,786	$(40,557)	$25,229	$62,249	$(35,793)	$26,456

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Amortization expense for the three months ended May 31, 2009 and 2008 was $1,996 and $2,022, and for the six months ended May 31, 2009 and 2008 was $4,073 and $3,836, respectively. Intangible assets increased as of May 31, 2009, compared to November 30, 2008 due to the acquisitions in the GBS segment.

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	May 31, 2009			November 30, 2008
	Cost	Unrealized (Losses)/ Gains	Fair Value	Cost	Unrealized (Losses)/ Gains	Fair Value
Short-term investments
Trading securities	$12,081	$(3,099)	$8,982	$10,551	$(4,479)	$6,072
Available-for-sale	140	(71)	69	194	(52)	142
Cost securities	3,037	—	3,037	4,131	—	4,131

	$15,258	$(3,170)	$12,088	$14,876	$(4,531)	$10,345

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan. During the three months ended May 31, 2009 and 2008, the Company recorded a gain of $32 and $19 on its trading investments, respectively. During the six months ended May 31, 2009 and 2008, the Company recorded a realized gain of $115 and a realized loss of $58 on its trading investments, respectively.

For the three months ended May 31, 2009, no other-than-temporary loss was recorded on cost securities. For the three months ended May 31, 2008, the Company recorded other-than-temporary loss of $217 on cost securities. For the six months ended May 31, 2009 and 2008, the Company recorded other-than-temporary loss of $53 and $393 on cost securities, respectively.

For the three months ended May 31, 2009, the Company recorded other-than-temporary loss of $39 on available-for-sale securities. No other-than-temporary loss was recorded on available-for-sale securities during the three months ended May 31, 2008. For the six months ended May 31, 2009 and 2008, the Company recorded other-than-temporary loss of $39 and $630 on available-for-sale securities, respectively.

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the Canadian Dollar, British Pound, Philippines Peso, Japanese Yen, Mexican Peso and Chinese Renminbi. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest rate risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14-Fair Value Measurements. The following table summarizes the Company’s derivative instruments not designated as hedging instruments under SFAS No. 133, as of May 31, 2009.

	Location of derivative on Balance Sheet	Fair value as of May 31, 2009	Location of realized and unrealized gain/(loss) recognized in income	Realized and unrealized gain/ (loss) for the three months ended May 31, 2009	Realized and unrealized gain/ (loss) for the six months ended May 31, 2009
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contract	Accrued Liabilities	$5,254	Other income/ (expense)	$(9,964)	$(6,069)

		$5,254		$(9,964)	$(6,069)

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). On January 23, 2009, the Company amended and restated the U.S. Arrangement (the “U.S. Amended and Restated Arrangement”) to replace the lead bank and agent. The maturity date of the U.S. Amended and Restated Arrangement was amended from February 11, 2011 to January 22, 2010 and may be renewed upon mutual agreement of the Company and the lenders. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of May 31, 2009 was $110,300. The balance outstanding on the U.S. Arrangement as of November 30, 2008 was $207,200.

Under the terms of the U.S. Amended and Restated Arrangement, the Company sells, on a revolving basis, its U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables as security. Any borrowings under the U.S. Amended and Restated Arrangement are recorded as debt on the Company’s consolidated balance sheet. As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company’s cost of borrowing or loss of the Company’s financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on the Company’s financial condition and results of operations.

SYNNEX Canada Limited (“SYNNEX Canada”) replaced its renewable revolving accounts receivable securitization program in Canada (the “Canadian Arrangement”), with a secured revolving credit arrangement (“Canadian Revolving Arrangement”) in May 2009. In connection with the Canadian Revolving Arrangement, the Company pledged the stock of SYNNEX Canada. Prior to replacing the Canadian Arrangement in May 2009, the Canadian Arrangement was accounted for as an off-balance sheet transaction because the Company funded the advances by selling its rights, title and interest in U.S. and Canadian trade accounts receivables (“Canadian Receivables”) to the financial institution on a fully-serviced basis. The amount of Canadian Receivable sold to the financial institution and not yet collected from customers as of November 30, 2008 was $59,152. Under the terms and conditions of the Canadian Revolving Arrangement the accounts receivable portion is accounted for as an on-balance sheet transaction.

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 15 – Commitments and Contingencies for additional information. The net sales financed for the three months ended May 31, 2009 and 2008 were $145,869 and $238,666, respectively. The net sales financed for the six months ended May 31, 2009 and 2008 were $348,078 and $468,444, respectively. Approximately $41,692 and $38,717 of accounts receivable at May 31, 2009 and November 30, 2008, respectively, were subject to flooring agreements. Flooring fees were approximately $780 and $957 in the three months ended May 31, 2009 and 2008, respectively, and $1,663 and $1,960 in the six months ended May 31, 2009 and 2008, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 8—BORROWINGS:

Working capital borrowings consist of the following:

	May 31, 2009	November 30, 2008
SYNNEX U.S. securitization	$110,300	$207,200
SYNNEX U.S. revolving line of credit	—	95,000
SYNNEX Canada revolving line of credit	56,008	14,970
SYNNEX Canada term loan	9,937	9,162
SYNNEX Mexico term loan	10,278	20,169
Others	2,169	2,502

	188,692	349,003
Less: Current portion	(179,305)	(340,466)

Non-current portion	$9,387	$8,537

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

SYNNEX Canada revolving line of credit

SYNNEX Canada replaced its revolving line of credit arrangement of C$30,000 and the Canadian Arrangement of C$110,000 with the Canadian Revolving Arrangement in May 2009, with a financial institution for a maximum commitment of C$125,000, subject to a syndication block of C$25,000. As of May 31, 2009, the maximum availability under the Canadian Revolving Arrangement was C$100,000. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolver Arrangement expires in May 2012. The interest rate applicable will be at least (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. As of May 31, 2009, the letters of credit issued and outstanding under the terminated revolving line of credit arrangement was $3,138, which was collateralized with cash, which is classified as restricted cash and included in “Other current assets”.

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

SYNNEX Canada credit facility

On September 6, 2007, SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a security interest, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3,000 in cash on deposit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20,000. Letters of credit issued against this facility were $1,248 as of May 31, 2009 and $2,754 as of November 30, 2008.

Others

The Company has other overdraft and lines of credit facilities. The balance outstanding as of May 31, 2009 and November 30, 2008 was $2,169 and $2,502, respectively.

The total interest expense and finance charges for accounts receivable securitization, revolver, convertible senior notes and all other debt and lines of credit were $4,556 and $10,113 for the three and six months ended May 31, 2009, and $5,883 and $12,654 for the three and six months ended May 31, 2008, respectively, and are included in “Interest expense and finance charges, net” in the

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Consolidated Statements of Operations. The interest expense for the six months ended May 31, 2009, includes the partial write-off of $842 in unamortized debt costs relating to the amendment and restatement of the U.S Arrangement and the Revolver and termination of the Canadian Arrangement and the Canadian revolving line of credit arrangement of C$30,000. The range of interest rates was between 1.98% and 9.89% in the second quarter of fiscal year 2009 and 1.93% and 9.94% in the second quarter of fiscal year 2008.

Covenants compliance

In relation to the U.S. Amended and Restated Arrangement, the Amended and Restated Revolver, the Canadian Revolving Arrangement and the SYNNEX Mexico secured term loan, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt. They also limit the Company’s ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of its convertible senior notes subject to certain liquidity tests.

As of May 31, 2009, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $184,508 and $180,711 as of May 31, 2009 and November 30, 2008, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

The Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value with no separate accounting for the conversion features. The right of the holders of the Notes to require the Company to repurchase the Notes in the event of a fundamental change and the contingent interest feature would require separate measurement from the Notes; however, the amount is insignificant. The additional shares issuable following certain corporate transactions do not require bifurcation and separate measurement from the Notes.

NOTE 10—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net income	$19,228	$18,510	$38,708	$35,338

Weighted-average common shares—basic	32,475	31,543	32,296	31,461
Effect of dilutive securities:
Stock options and restricted stock	1,256	1,713	953	1,689

Weighted-average common shares—diluted	33,731	33,256	33,249	33,150

Net income per common share—basic	$0.59	$0.59	$1.20	$1.12
Net income per common share—diluted	$0.57	$0.56	$1.16	$1.07

Options to purchase 78 and 377 shares of common stock for the three and six months ended May 31, 2009, and 56 and 77 shares of common stock for the three and six months ended May 31, 2008, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of May 31, 2009, MiTAC International and its affiliates beneficially owned approximately 37% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates.

The Company works closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboards, peripherals, consumer electronics and IT products from MiTAC International and its affiliates totaling approximately $100,325 and $65,499 for the three months ended May 31, 2009, and 2008, respectively and $178,203 and $139,545 during the six months ended May 31, 2009 and 2008. The Company’s sales to MiTAC International and its affiliates in the three months ended May 31, 2009, and 2008, totaled approximately $552 and $385, respectively and $1,559 and $693 for the six months ended May 31, 2009 and 2008, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

with MiTAC International or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.

The Company remains dependent on MiTAC International as a contract assembly partner. Any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on the Company’s business, particularly its contract assembly business with Sun Microsystems.

Beneficial Ownership of the Company’s Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 37% of the Company’s common stock as of May 31, 2009. These shares are owned by the following entities:

MiTAC International (1)	7,172,824
Synnex Technology International Corp. (2)	5,039,244

Total	12,212,068

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,166,807 shares (of which 46,973 shares are directly held and 1,119,834 shares are subject to exercisable options) held by Matthew Miau.

(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

The Company purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, Chairman. As of May 31, 2009, the value of the investment was $1,051. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International, nor Synnex Technology International is restricted from competing with the Company.

NOTE 12—SEGMENT INFORMATION:

Description of Segments

Operating segments are based on products and services provided by each segment, internal organization structure, the manner in which operations are managed, the criteria used by the Chief Operating Decision Maker (“CODM”) to assess the segment performance as well as resources allocation and the availability of discrete financial information. During fiscal year 2008, the Company changed its business strategy on managing its operations which prompted it to change its internal organization structure, resource allocation and measurement of its financial performance. The change in the business strategy enabled the Company to focus on providing a full range of distribution services and GBS offerings to its customers. The Company’s operations are organized into two business segments – distribution services and GBS. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The distribution services segment distributes computer systems and complementary products to a variety of customers, including value-added resellers, system integrators, retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

The GBS segment offers a range of services to the Company’s customers that include customer management, software development, web hosting, web development, hosted software, domain name registration, and back office processing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings in China.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Summarized financial information related to the Company’s reportable business segments for the three and six months ended May 31, 2009 and 2008, and as of May 31, 2009 and November 30, 2008 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2009:
Revenue	$1,782,955	$34,375	$(5,277)	$1,812,053
Income from operations before non-operating items, income taxes and minority interest	27,434	4,264	—	31,698
Three months ended May 31, 2008:
Revenue	$1,854,955	$28,208	$(5,091)	$1,878,072
Income from operations before non-operating items, income taxes and minority interest	28,223	3,449	—	31,672
Six months ended May 31, 2009:
Revenue	$3,484,094	$67,298	$(10,447)	$3,540,945
Income from operations before non-operating items, income taxes and minority interest	58,561	7,837	—	66,398
Six months ended May 31, 2008:
Revenue	$3,582,992	$53,475	$(9,821)	$3,626,646
Income from operations before non-operating items, income taxes and minority interest	57,946	6,506	—	64,452
Total assets as of May 31, 2009	$1,829,629	$183,758	$(91,886)	$1,921,501
Total assets as of November 30, 2008	$1,951,024	$165,648	$(83,792)	$2,032,880

The inter-segment eliminations relate to the inter-segment back office support between the GBS and distribution segments and inter-segment investments.

Geographic Information

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three and six months ended May 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenue
North America	$1,766,300	$1,831,494	$3,445,452	$3,527,775
Other	45,753	46,578	95,493	98,871

	$1,812,053	$1,878,072	$3,540,945	$3,626,646

			As of
			May 31, 2009	November 30, 2008
Long-lived assets
North America			$76,490	$73,397
Other			38,221	37,517

			$114,711	$110,914

Revenue in the United States was approximately 82% and 79% of total revenue for the three months ended May 31, 2009 and 2008, and 81% and 77% of total revenue for the six months ended May 31, 2009 and 2008, respectively. Revenue in Canada was approximately 15% and 19% of total revenue for the three months ended May 31, 2009 and 2008, and 16% and 20% of total revenue for the six months ended May 31, 2009 and 2008, respectively. No other geographical location accounted for more than 10% of the Company’s total revenue.

NOTE 13—ACQUISITIONS:

In the first quarter of fiscal year 2009, the Company made two acquisitions in the GBS segment. Through these acquisitions, the Company acquired web development services and complementary products for a total consideration of approximately $6,061. The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of SFAS No. 141, “Business Combinations.”

On April 1, 2008, the Company purchased substantially all of the assets of NAE, a privately-held distributor of IT and consumer electronics products to the retail sector. The Company expects this acquisition will expand its consumer electronics distribution

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

business. The Company paid a purchase price of $41,116 in cash. The acquisition agreement provided for additional earn-out payments to be paid subject to achieving certain milestones after the first 12 months from the date of acquisition. As of May 31, 2009, upon achievement of the milestones, the Company paid $9,000 in cash and accrued $5,030 towards the final earn-out payment.

In the second quarter of fiscal year 2008, the Company acquired three companies for an estimated aggregate cash consideration of approximately $2,954, which were all in the Company’s GBS segment. The acquisitions were not significant individually or in the aggregate.

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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of the Company’s short-term investments and financial instruments that are measured at fair value on a recurring basis, as of May 31, 2009:

	May 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$8,982	$8,982	$—	$—
Available-for-sale securities	69	69	—	—
Forward foreign currency exchange contracts	(5,254)	—	(5,254)	—
Long-term accounts receivable	21,011	—	21,011	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and creditworthiness.

For the three months ended May 31, 2009, the Company recorded in earnings a realized loss of $2,885 and an unrealized loss of $3,185 in “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts. For the three months ended May 31, 2008, the recorded realized gain was $45 and the unrealized loss was $508. For the six months ended May 31, 2009, the recorded realized loss was $783 and the unrealized loss of $1,957 and for the six months ended May 31, 2008, the recorded realized gain was $2,285 and the unrealized loss was $2,412.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2009 and May 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

The following table presents the assets and liabilities that are not carried at fair value as of May 31, 2009 and November 30, 2008:

	As of May 31, 2009		As of November 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost investments	$6,587	$6,587	$7,439	$7,439
Long-term debt	9,387	9,387	8,537	8,537
Convertible debt	143,750	152,402	143,750	87,270

The Company’s investments accounted for under the cost method consist of equity securities in a private entity, investments in a hedge fund, and investments in a private equity fund. The fair value of the investments in a hedge fund and private equity fund was determined by analyzing the underlying invested assets. The fair value of the equity securities is determined through internal analysis to measure impairment primarily based on the operating results and future earning prospects of the investee. No impairment charge was recorded on the cost investments in the three months ended May 31, 2009 and $217 was recorded in the three months ended May 31, 2008. In the six months ended May 31, 2009 and 2008, $53 and $393 was recognized as impairment charges relating to the carrying value of the Company’s cost investments. The carrying value of the long-term debt approximates fair value since current interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible senior notes traded in a limited trading market.

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of May 31, 2009, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7 – Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2009 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

NOTE 16—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada under EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The measures included workforce reductions, facilities consolidation and other related expenses. The balance outstanding on facility and exit costs as of November 30, 2008 was $302. There was no balance outstanding as of May 31, 2009.

The property located in Ontario, Canada, that was held for sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was sold during the six months ended May 31, 2009 for $1,597 at a loss of $53.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q or Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits and developments of our services and operations, potential effects of the economic environment, anticipated benefits of our acquisitions, impact of our acquisitions on our financial position, our revenue and operating results, economic and industry trends, thefts at our warehouses, our gross margins, our agreements with MiTAC International, our relationship with MiTAC International and Sun Microsystems, competition with Synnex Technology International, our estimates regarding our capital requirements and our needs for additional financing, concentration of products and customers, the expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, our effective tax rates, impact of rules and regulations affecting public companies, impact of our accounting policies, and statements regarding our securitization program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We provide services in distribution, contract assembly and global business services, or GBS. We operate in two segments, distribution services segment and GBS segment. Our distribution services segment distributes computer systems and complementary products to a variety of customers, including value-added resellers or VARs, system integrators and retailers, and provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, web hosting, web development, hosted software, domain name registration, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print. We also sell products complementary to these service offerings in China.

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

We combine our core strengths in distribution, demand generation, supply chain management, and contract assembly in an effort to help our customers achieve efficient time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. As of May 31, 2009, we distributed approximately 15,000 technology products, as measured by active SKUs, from more than 100 IT OEM suppliers to more than 15,000 resellers, system integrators, and retailers throughout the United States, Canada and Mexico. As of May 31, 2009, we had over 7,000 full-time and temporary employees worldwide with operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom. From a geographic perspective, approximately 97% of our total revenue was from North America for the three and six months ended May 31, 2009.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Panasonic, Seagate and Lenovo and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Products purchased from our largest OEM supplier, HP, accounted for approximately 35% and 35% of our total revenue for the three and six months ended May 31, 2009.

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

Recent Acquisitions and Divestitures

We seek to augment our services offering with strategic acquisitions of businesses and assets that complement and expand our GBS capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers, retail customers and OEM suppliers, extended the geographic reach of our operations, particularly targeted in international markets, and diversified and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

In the first six month period of fiscal year 2009, we made two acquisitions in our GBS segment. Through these acquisitions, we acquired web development services and complementary products for a total consideration of approximately $6.1 million.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.”

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of Redmond Group of Companies, or RGC, we announced a restructuring program in Canada under Emerging Issues Task Force, or EITF, No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF No. 95-3. The measures include workforce reductions, facilities consolidation and other related expenses. The balance outstanding on facility and exit costs as of November 30, 2008 was $0.3 million. There was no balance outstanding as of May 31, 2009.

The property located in Ontario, Canada, which was held for sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was sold during the six months ended May 31, 2009 for $1.6 million at a loss of $0.05 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and six month periods ended May 31, 2009 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.13)	(94.63)	(94.01)	(94.58)

Gross profit	5.87	5.37	5.99	5.42
Selling, general and administrative expenses	(4.12)	(3.68)	(4.12)	(3.64)
Income from operations before non-operating items, income taxes and minority interest	1.75	1.69	1.87	1.78
Interest expense and finance charges, net	(0.17)	(0.18)	(0.20)	(0.21)
Other income (expense), net	0.08	0.03	0.03	(0.04)

Income before income taxes and minority interest	1.66	1.54	1.70	1.53
Provision for income taxes	(0.59)	(0.54)	(0.60)	(0.55)
Minority interest	(0.01)	(0.01)	(0.01)	(0.01)

Net income	1.06%	0.99%	1.09%	0.97%

Three and Six Months Ended May 31, 2009 and 2008

Revenue

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2009	May 31, 2008		May 31, 2009	May 31, 2008
	(in thousands)			(in thousands)
Revenue	$1,812,053	$1,878,072	-3.5%	$3,540,945	$3,626,646	-2.4%
Distribution Revenue	1,782,955	1,854,955	-3.9%	3,484,094	3,582,992	-2.8%
GBS Revenue	34,375	28,208	21.9%	67,298	53,475	25.8%
Inter-Segment Elimination	(5,277)	(5,091)	3.7%	(10,447)	(9,821)	6.4%

In our distribution business, we sell in excess of 15,000 (as measured by active SKUs) technology products from more than 100 IT OEM suppliers to more than 15,000 resellers, system integrators, and retailers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office IT and development outsourcing, post-sales technical support, web hosting, web development and domain name registration. The programs and customer service requirements change frequently from one period to the next and are often not comparable.

Our decrease in distribution revenue year over year for the three and six months ended May 31, 2009, was primarily attributable to softer demand due to the current economic environment, adverse impact of foreign exchange translation of our Canadian distribution operations offset in part by an increase in revenue in U.S. distribution business due to the acquisition of New Age Electronics, or NAE. For the three and six months ended May 31, 2009 on a constant currency basis, our growth was flat compared with the prior year including the effect of acquisitions.

Our normal revenue growth was somewhat mitigated by continued significant competition in the IT distribution marketplace, vendor direct sales models, and our desire to focus on operating income growth before revenue growth. The increase in our GBS segment revenue for the three and six months ended May 31, 2009 was mainly due to higher call volumes in our contact center and additional revenue generated from our smaller acquisitions.

Gross Profit

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2009	May 31, 2008		May 31, 2009	May 31, 2008
	(in thousands)			(in thousands)
Gross profit	$106,378	$100,805	5.5%	$212,175	$196,655	7.9%
Percentage of revenue	5.87%	5.37%	9.3%	5.99%	5.42%	10.5%

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

Our gross profit for the three months ended May 31, 2009 increased as a percentage of revenue by 50 basis points over the prior year period primarily due to product and geographic mix, including greater success in maximizing our variable incentives and favorable foreign currency impact on inventory purchases and inventory management. The increase was also driven by our continued focus on minimizing costs such as freight and improving all aspects of gross margin.

Our gross profit for the six months ended May 31, 2009 increased as a percentage of revenue by 57 basis points over the prior year primarily due to product and geographic mix, including higher gross margin profile of our acquisitions, as well as greater success in maximizing our variable incentives, favorable foreign currency impact on inventory purchases and inventory management. The increase was also driven by our continued focus on improving all aspects of gross margin and minimizing costs such as freight.

No specific products or customers, or changes in pricing strategy individually or as a group, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2009	May 31, 2008		May 31, 2009	May 31, 2008
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$74,680	$69,133	8.0%	$145,777	$132,203	10.3%
Percentage of revenue	4.12%	3.68%	12.0%	4.12%	3.64%	13.2%

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

Selling, general and administrative expenses increased for the three months ended May 31, 2009 both on a dollar basis as well as percentage of revenue basis from prior year quarter mainly due to a year over year increase in bad debt reserves of $4.2 million, an increase in deferred compensation expense of $1.8 million and increased expenses resulting from acquisitions. The increase in bad debt reserves is primarily the result of making allowances for certain specific receivables on a limited number of customer accounts the majority of which is attributed to prior years. However, in general our broader customer base has shown signs of improving credit and reduced credit risk. The aggregate amount of year over year selling, general and administrative expenses increase was offset in part by foreign exchange rate translation impact on expenses and reduced operating expenses.

Selling, general and administrative expenses increased for the six months ended May 31, 2009 both on a dollar basis as well as percentage of revenue basis from the prior year period mainly due to an increase in bad debt reserve of $6.1 million. The remainder of the increase was due to an increase in compensation cost of $3.6 million and an increase of $2.1 million in deferred compensation expenses offset in part by foreign exchange rate translation impact on expenses. The increase in the compensation and other operating costs was also partly due to the impact of our acquisitions made during the previous year, and to support the operations, offset in part by savings from spending discipline.

Income from Operations before Non-Operating Items, Income Taxes and Minority Interest

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2009	May 31, 2008		May 31, 2009	May 31, 2008
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and minority interest	$31,698	$31,672	0.1%	$66,398	$64,452	3.0%
Distribution income from operations before non-operating items, income taxes and minority interest	27,434	28,223	-2.8%	58,561	57,946	1.1%
GBS income from operations before non-operating items, income taxes and minority interest	4,264	3,449	23.6%	7,837	6,506	20.5%

Our income from operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 1.75% for the three months ended May 31, 2009 compared to 1.69% from the prior year quarter. The overall improvement in margin was a result of improvement in gross margin in the distribution segment as well as in the GBS segment.

The distribution segment income from operations before non-operating items, income taxes and minority interest as percentage of distribution revenue increased to 1.54% and 1.68% for the three and six months ended May 31, 2009 from the prior year of 1.52% and 1.62%, primarily due to the improvement in gross margin in North America distribution business and contributions from our acquisitions offset by higher selling, general and administrative expenses.

The GBS segment income from operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 12.40% for the three months ended May 31, 2009 from the prior year quarter of 12.23%, primarily due to higher call volume in our contact center offset by higher selling, general and administrative expenses.

The GBS segment income from operations before non-operating items, income taxes and minority interest as a percentage of revenue decreased to 11.65% for the six months ended May 31, 2009 from the prior year of 12.17%, primarily due to continued investments in infrastructure and increased expenses as a result of the acquisitions offset by contributions from higher call volume in our contact center.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2009	May 31, 2008		May 31, 2009	May 31, 2008
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$3,083	$3,310	-6.9%	$7,066	$7,477	-5.5%
Percentage of revenue	0.17%	0.18%	-5.5%	0.20%	0.21%	-4.8%

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

The decrease in interest expense and finance charges, net, for the three months ended May 31, 2009 compared to the prior year quarter was approximately $0.2 million as a result of lower borrowings augmented by lower interest rates.

The decrease in interest expense and finance charges, net, for the six months ended May 31, 2009 compared to the prior year period was approximately $0.4 million as a result of lower borrowings augmented by lower interest rates which was offset in part by a charge of approximately $0.8 million for the partial write-off of unamortized debt costs associated with our working capital lines that we refinanced in the United States in January 2009 and in Canada in May 2009.

Other Income (Expense), Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2009	May 31, 2008		May 31, 2009	May 31, 2008
	(in thousands)			(in thousands)
Other income (expense), net	$1,430	$581	146.1%	$1,023	$(1,465)	169.8%
Percentage of revenue	0.08%	0.03%	166.7%	0.03%	-0.04%	175.0%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in other income (expense), net for the three months ended May 31, 2009 compared to the prior year quarter was due to increased gains of $1.8 million on trading securities related to our deferred compensation program offset by increased foreign exchange losses.

The increase in other income (expense), net for the six months ended May 31, 2009 compared to the prior year period was due to decreased losses of $2.9 million on trading securities related to our deferred compensation program offset by increased foreign exchange losses. For the six months ended May 31, 2008 approximately $0.8 million other-than-temporary impairment loss was recorded on our cost and available-for-sale securities.

Provision for Income Taxes

Our effective tax rate in the three and six months ended May 31, 2009 was 35.2% compared with an effective tax rate of 35.5% and 35.7% in the three and six months ended May 31, 2008, respectively. The decrease in the effective tax rate was primarily due to higher profit contributions from lower tax jurisdictions.

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

Minority Interest

Minority interest is the portion of earnings from operations attributable to others. In March 2008, we acquired a controlling interest in Nihon Daikou Shouji Co. Ltd, or NDS, which operates in Japan. On April 5, 2007, we acquired a controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions. Minority interest represents the portion of earnings from the operations from HiChina Web Solutions and NDS which are attributable to others. These minority interests are in the GBS segment.

Goodwill

We conducted our annual goodwill impairment testing as of November 30, 2008 and concluded that there was no impairment.

Our market capitalization and stock price during the six months ended May 31, 2009 were higher than as of November 30, 2008, and there was no significant decline in cash flows or changes to the key assumptions used in our annual goodwill impairment analysis. Hence, there was no indication of any triggering events that would necessitate further impairment analysis on the fair value of reporting units.

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

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in personnel, facilities and operations. Such investment may be more costly than similar investments in current operations and may not generate normal margins immediately. As a result of these investments, we may experience an increase in cost of sales and operating expenses that could be disproportionate to revenue from those operations. These investments or acquisitions would likely be funded primarily by additional borrowings or issuing common stock.

Net cash provided by operating activities was $212.9 million in the six months ended May 31, 2009. Cash provided by operating activities was primarily attributable to a net decrease in accounts receivable of $113.6 million, a decrease in inventories of $58.7 million, an increase in payables to affiliates of $29.0 million and net income of $38.7 million, partially offset by a decrease in accounts payable of $56.5 million.

In May 2009, our Canadian revolving accounts receivable securitization program was refinanced with a secured revolving credit arrangement. As a result, the related accounts receivable was brought on-balance sheet as compared to off-balance sheet under the prior arrangement. At the time of refinancing, $53.1 million of accounts receivable, was recorded on-balance sheet.

Net cash used in investing activities was $36.3 million in the six months ended May 31, 2009. Cash used in investing activities was primarily due to the increase in restricted cash of $20.1 million which relates to lockbox collections under our borrowing arrangements, and also for our future payments to our vendors relating to the long-term projects at the Company’s Mexico operation. Cash related to investing activities was also used to pay additional earn-out payments relating to the acquisition of NAE of $9.0 million and capital expenditures of $4.8 million.

Net cash used toward financing activities was $160.0 million in the six months ended May 31, 2009 and was primarily related to the net repayments of securitization arrangements, bank loans and our revolving line of credit of $170.2 million, offset by an increase in bank overdrafts of $4.2 million and proceeds from the issuance of common stock of $3.6 million.

We had sufficient availability on our credit arrangements to support our operating activities.

Capital Resources

Our cash and cash equivalents totaled $75.0 million and $61.1 million at May 31, 2009 and November 30, 2008, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

Off-Balance Sheet Arrangements

Our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada, replaced the renewable revolving accounts receivable securitization program in Canada, or the Canadian Arrangement, with a secured revolving credit arrangement, or the Canadian Revolving Arrangement, in May 2009. In connection with the Canadian Revolving Arrangement, we pledged our stock in SYNNEX Canada. Prior to its replacement, the Canadian Arrangement was accounted for as an off-balance sheet transaction because we funded the advances by selling rights, title and interest in U.S. and Canadian trade receivables, or Canadian Receivables, to the financial institution on a fully-serviced basis. The amount of our Canadian Receivables sold to the financial institution and not yet collected from customers as of November 30, 2008 was $59.2 million. Under the terms and conditions of the Canadian Revolving Arrangement the accounts receivable portion is accounted for as an on-balance sheet transaction.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $184.5 million as of May 31, 2009 and $180.7 million as of November 30, 2008. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. On January 23, 2009, we amended and restated the U.S. Arrangement, or the U.S. Amended and Restated Arrangement, to replace the lead bank and agent. The maturity date of the U.S. Amended and Restated Arrangement was amended from February 11, 2011 to January 22, 2010 and may be renewed upon our mutual agreement with the lenders. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of May 31, 2009 was $110.3 million. The balance outstanding and pledged on the U.S. Arrangement as of November 30, 2008 was $207.2 million.

Under the terms of the U.S. Amended and Restated Arrangement, we sell, on a revolving basis, our U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables as security. Any borrowings under the U.S. Amended and Restated Arrangement are recorded as debt on our consolidated balance sheet. As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the our cost of borrowing or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. On January 23, 2009, we amended and restated the Revolver, or the Amended and Restated Revolver, to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was also amended from $120.0 million to $80.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70.0 million to $150.0 million at the Company’s request in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at our option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by our inventory and other assets and expires on February 11, 2011. Among other changes, the Revolver was further amended such that it is a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement is not extended. In addition, it is also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement we should have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding under the Amended and Restated Revolver as of May 31, 2009. The borrowing outstanding under the Revolver as of November 30, 2008 was $95.0 million.

SYNNEX Canada replaced the revolving line of credit arrangement of C$30.0 million and the Canadian Arrangement of C$110.0 million with the Canadian Revolving Arrangement in May 2009, with a financial institution for a maximum commitment of C$125.0 million, subject to a syndication block of C$25.0 million. As of May 31, 2009, the maximum availability under the Canadian Revolving Arrangement was C$100.0 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolver Arrangement expires in May 2012. The interest rate applicable will be at least (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balance outstanding under our Canadian Revolving Arrangement as of May 31, 2009 was $56.0 million. The balance outstanding under the prior revolving line of credit arrangement as of November 30, 2008 was $15.0 million. As of May 31, 2009, the letters of credit issued and outstanding under the terminated revolving line of credit arrangement, collateralized with cash was $3.3 million, which is classified as restricted cash and included in Other current assets.

SYNNEX Canada has a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3.0 million in cash on deposit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20.0 million. Letters of credit issued against this facility were $1.2 million as of May 31, 2009 and $2.8 million as of November 30, 2008.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or

Mexico Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. The final maturity date for repayment of all unpaid principal is November 24, 2009. The balance outstanding, under the Mexico Term Loan as of May 31, 2009 was $10.3 million and $20.2 million as of November 30, 2008. The Mexico Term Loan contains customary financial covenants. In connection with the Mexico Term Loan, we issued a guarantee of SYNNEX Mexico’s obligations.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $5.7 million and $5.4 million at May 31, 2009 and November 30, 2008, respectively. At May 31, 2009 and November 30, 2008, we had borrowings of $2.2 million and $2.5 million, respectively, outstanding under these facilities. We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions totaling approximately $9.9 million and $9.2 million as of May 31, 2009 and November 30, 2008, respectively.

The expiration dates of our various borrowing arrangements range from 2009 to 2017.

Covenants Compliance

In relation to our U.S. Amended and Restated Arrangement, the Amended and Restated Revolver, Canadian Revolving Arrangement and SYNNEX Mexico Term Loan, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants and restrict our ability to incur additional debt. They also limit our ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes subject to certain liquidity tests.

As of May 31, 2009, we were in compliance with all material covenants for the above arrangements.

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

Related Party Transactions

We have a business relationship with MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of May 31, 2009, MiTAC International and its affiliates beneficially owned approximately 37% of our common stock. In addition, Matthew Miau, the Chairman Emeritus of our Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards, peripherals, consumer electronics and other IT products from MiTAC International and its affiliates totaling approximately $100.3 million and $65.5 million for the three months ended May 31, 2009 and 2008, respectively and $178.2 and $139.5 for the six months ended May 31, 2009 and 2008, respectively. Our sales to MiTAC International and its affiliates in the three months ended May 31, 2009 and 2008, totaled approximately $0.6 million and $0.4 million, respectively and $1.6 million and $0.7 million, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

We remain dependent on MiTAC International as a contract assembly partner. Any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on our business, particularly our contract assembly business with Sun Microsystems.

Beneficial Ownership of our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 37% of our common stock as of May 31, 2009. These shares are owned by the following entities:

MiTAC International (1)	7,172,824
Synnex Technology International Corp. (2)	5,039,244

Total	12,212,068

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,166,807 shares (of which 46,973 shares are directly held and 1,119,834 shares are subject to exercisable options) held by Matthew Miau.

(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our then President and Co-Chief Executive Officer. During fiscal year 2008, we purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of May 31, 2009, the value of the investment was $1.1 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB Staff Position, or FSP, Financial Accounting Standards, or FAS, 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141(R)-1. FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation, or FIN, No. 14, “Reasonable Estimation of the Amount of a Loss- an interpretation of FASB Statement No. 5.” SFAS No. 141(R) is effective for fiscal years that begin after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 on our consolidated results of operations and financial condition, which will only be applicable to business combinations completed after the adoption of the standard.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for us from the first quarter of fiscal year 2010. We are assessing the potential impact that the adoption of FSP FAS 142-3 may have on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board, or APB, 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact that the adoption of FSP APB 14-1 may have on our consolidated results of operations and financial condition. However, it is expected that the allocation of the proceeds to the conversion option will result in an increase in interest expense.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” or EITF 07-5. EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of EITF 07-5 on our consolidated results of operations and financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” or EITF 08-6. EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of EITF 08-6 on our consolidated results of operations and financial condition.

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

In November 2008, the FASB ratified EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary” or EITF 08-8. EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133 or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of EITF 08-8 on our consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by us in the third quarter of fiscal year 2009. We are assessing the potential impact if any, of the adoption of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” or SFAS No. 166. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009, and in interim periods within those first annual reporting periods with earlier adoption prohibited. SFAS No. 166 will be applicable to us in the first quarter of fiscal year 2010. We are currently assessing the potential impact, if any, on the adoption of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by us in the first quarter of fiscal year 2010. We are assessing the potential impact, if any, of the adoption of SFAS No. 167 on our consolidated results of operations and financial condition.

During the first quarter of fiscal year 2009, we adopted the following accounting standards:

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2. FSP FAS 157-2 permitted delayed application of SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted SFAS No. 157 as it applies to our financial instruments, effective December 1, 2007. We adopted FSP FAS 157-2 as it applies to our non-financial assets and liabilities, effective December 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 14 to the Consolidated Financial Statements.

In February, 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” or FSP FAS 140-3. FSP FAS 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” or SFAS No. 140, unless certain criteria are met. FSP FAS 140-3 is effective for our financial statements for the fiscal year beginning on December 1, 2008. We adopted FSP FAS 140-3 effective December 1, 2008 and the adoption has no impact on our financial statements.

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

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” or FSP FAS 140-4 and FIN 46(R)-8. FSP FAS 140-4 and FIN 46(R)-8 amends the disclosure requirements of FIN 46(R) for public enterprises that have a variable interest in a variable interest entity and enhances the disclosures required by SFAS No. 140. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2009. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are included in Note 7 to the Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six month periods ended May 31, 2009 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2008. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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

PART II—OTHER INFORMATION

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of Hewlett-Packard Company, or HP, products represented approximately 35% and 30% of our total revenue in the six months ended May 31, 2009 and 2008, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2010. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2009, we had 684 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

As of May 31, 2009, we had approximately $332.4 million in outstanding short and long-term borrowings under term loans, convertible senior notes and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At May 31, 2009, we had approximately $188.7 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

In the six months ended May 31, 2009 and 2008, approximately 19% and 23%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi and Philippines peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT service industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT service industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Robert Huang, our Chairman of the Board of Directors, and Kevin Murai, our President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

We have international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. For the six months ended May 31, 2009 and 2008, approximately 19% and 23%, respectively, of our total revenue was generated outside the United States. For the six months ended May 31, 2009 and 2008, approximately 16% and 20%, respectively, of our total revenue was generated in Canada. No country other than the U.S. and Canada accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Risks Related to Our Relationship with MiTAC International Corporation

As of May 31, 2009, our executive officers, directors and principal stockholders owned approximately 39% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of May 31, 2009, our executive officers, directors and principal stockholders owned approximately 39% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 37% of our common stock.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of May 31, 2009, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.9% of Synnex Technology International and approximately 8.0% of MiTAC International. As of May 31, 2009, MiTAC International directly and indirectly owned 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of May 31, 2009. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 15.2% of our outstanding common stock as of May 31, 2009. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

FASB recently adopted FASB Staff Position No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” reflecting new rules that change the accounting for certain convertible debt instruments, including our convertible senior notes. Under these new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion is be required to account for the liability and equity components of the instrument separately. The debt component is recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is treated as if it had been issued at a discount and is subsequently accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s non-convertible debt borrowing rate. The resulting interest expense would likely be significantly higher than the actual cash interest expense payable on the instrument. The new rules are effective for fiscal years and interim periods beginning after December 15, 2008 and are applied retrospectively to all periods presented. We are currently evaluating the new rules and cannot quantify the impact at this time. However, we expect to have higher interest expense starting in 2010 due to the non-cash interest expense accretion.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of our Stockholders on March 24, 2009, at which the following occurred:

ELECTION OF EIGHT DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Robert Huang, Kevin Murai, Matthew Miau, Fred Breidenbach, Gregory Quesnel, Dwight Steffensen, James Van Horne and Duane Zitzner as Directors. The votes on the matters were as follows:

ELECTION OF DIRECTORS	FOR	WITHHELD
Robert Huang	30,305,474	745,407
Kevin Murai	30,338,392	712,489
Matthew Miau	29,251,170	1,799,711

Fred Breidenbach	30,609,842	441,039
Gregory Quesnel	30,609,842	441,039
Dwight Steffensen	30,609,842	441,039
James Van Horne	30,609,842	441,039
Duane Zitzner	30,609,842	441,039

PROPOSAL TO AMEND THE 2003 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved an amendment to the Amended and Restated 2003 Employee Stock Purchase Plan to increase the number of shares available for issuance there under by 250,000 shares, from 500,000 shares to 750,000 shares. The vote on the matter was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
24,808,049	4,593,271	21,808	1,627,753

PROPOSAL TO APPROVE THE 2009 PROFIT SHARING PLAN FOR SECTION 16(B) OFFICERS: The stockholders approved the 2009 Profit Sharing Plan for Section 16(b) Officers. The vote on the matter was as follows:

FOR	AGAINST	ABSTAIN
30,812,037	217,812	21,032

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accountants for the 2009 fiscal year. The vote on the matter was as follows:

FOR	AGAINST	ABSTAIN
31,006,284	42,514	2,083

ITEM 6.	Exhibits

10.1#	Settlement and Release, dated March 24, 2009, by and between Jim Estill and SYNNEX Canada Limited.

10.2#	Form of Notice of Stock Option Grant.

10.3#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan.

10.4#	2009 Executive Profit Sharing Plan.

10.5#	Form of Restricted Stock Agreement (Directors).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 8, 2009

SYNNEX Corporation

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer

By:	/s/ Thomas C. Alsborg
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1#	Settlement and Release, dated March 24, 2009, by and between Jim Estill and SYNNEX Canada Limited.

10.2#	Form of Notice of Stock Option Grant.

10.3#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan.

10.4#	2009 Executive Profit Sharing Plan.

10.5#	Form of Restricted Stock Agreement (Directors).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.