Form 10-Q
period 2009-08-31
SYNNEX CORP
filed 2009-10-07
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2009
Common Stock, $0.001 par value	33,806,762

SYNNEX CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	August 31, 2009	November 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$70,180	$61,081
Short-term investments	13,552	10,345
Accounts receivable, net	736,667	807,206
Receivable from vendors, net	90,940	96,653
Receivable from affiliates	5,916	4,659
Inventories	695,957	696,008
Deferred income taxes	26,123	26,089
Current deferred assets	13,392	13,322
Other current assets	36,245	9,766

Total current assets	1,688,972	1,725,129

Property and equipment, net	97,367	84,602
Goodwill	135,984	113,438
Intangible assets, net	23,310	26,456
Deferred income taxes	6,723	6,036
Long-term deferred assets	20,549	50,907
Other assets	30,019	26,312

Total assets	$2,002,924	$2,032,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$214,283	$340,466
Accounts payable	574,894	571,329
Payable to affiliates	75,822	73,631
Accrued liabilities	118,121	113,593
Current deferred liabilities	29,305	30,809
Income taxes payable	—	4,713

Total current liabilities	1,012,425	1,134,541

Long-term borrowings	9,215	8,537
Long-term liabilities	30,184	26,591
Long-term deferred liabilities	17,606	33,567
Convertible debt	143,750	143,750
Deferred income taxes	2,753	1,380

Total liabilities	1,215,933	1,348,366

Minority interest	5,309	4,673

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 33,101 and 31,954 shares issued and outstanding	33	32
Additional paid-in capital	234,421	207,558
Accumulated other comprehensive income	22,556	9,367
Retained earnings	524,672	462,884

Total stockholders’ equity	781,682	679,841

Total liabilities and stockholders’ equity	$2,002,924	$2,032,880

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Revenue	$2,007,163	$2,045,689	$5,548,108	$5,672,335
Cost of revenue	(1,896,028)	(1,932,790)	(5,224,798)	(5,362,781)

Gross profit	111,135	112,899	323,310	309,554

Selling, general and administrative expenses	(71,856)	(73,394)	(217,633)	(205,597)

Income from operations before non-operating items, income taxes and minority interest	39,279	39,505	105,677	103,957

Interest expense and finance charges, net	(3,095)	(3,137)	(10,161)	(10,614)
Other income (expense), net	727	(1,787)	1,750	(3,252)

Income before taxes and minority interest	36,911	34,581	97,266	90,091
Provision for income taxes	(13,596)	(12,427)	(34,841)	(32,253)
Minority interest	(235)	(94)	(637)	(440)

Net income	$23,080	$22,060	$61,788	$57,398

Net income per common share - basic	$0.70	$0.70	$1.90	$1.82

Net income per common share - diluted	$0.67	$0.66	$1.83	$1.72

Weighted-average common shares outstanding - basic	32,837	31,665	32,478	31,529

Weighted-average common shares outstanding - diluted	34,595	33,657	33,700	33,319

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2009	August 31, 2008
Cash flows from operating activities:
Net income	$61,788	$57,398

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,980	8,091
Amortization of intangible assets	6,156	6,004
Share-based compensation	6,030	4,829
Provision for doubtful accounts	9,915	4,522
Tax benefits from employee stock plans	7,247	1,617
Excess tax benefit from share-based compensation	(6,007)	(1,395)
Unrealized (gain) loss on trading securities	(2,055)	1,558
Realized loss on investments and fixed assets	(42)	347
Other-than-temporary impairment on securities	94	1,288
Minority interest	637	440
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	74,974	15,357
Receivable from vendors	6,861	(13,427)
Receivable from affiliates	(1,258)	2,023
Inventories	15,217	(33,066)
Other assets	31,115	26,088
Payable to affiliates	2,191	(2,008)
Accounts payable	(283)	(2,578)
Accrued liabilities	(4,333)	(6,561)
Other liabilities	(16,288)	(12,590)

Net cash provided by operating activities	200,939	57,937

Cash flows from investing activities:
Purchase of short-term investments	(5,539)	(12,986)
Proceeds from sale of short-term investments	4,436	14,012
Acquisition of businesses, net of cash acquired	(16,120)	(22,643)
Purchase of property and equipment	(19,419)	(25,834)
Increase in restricted cash	(23,045)	(3,118)
Purchase of intangible asset	—	(1,482)

Net cash used in investing activities	(59,687)	(52,051)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	1,979,524	1,252,582
Payment of revolving line of credit and securitization	(2,092,770)	(1,379,340)
Payment of bank loan	(20,204)	(19,322)
Proceeds from issuance of convertible debt (net of issuance costs of $3,575)	—	140,175
Excess tax benefit from share-based compensation	6,007	1,395
Book overdraft	(8,789)	6,674
Proceeds from issuance of common stock	8,864	3,697

Net cash (used in) provided by financing activities	(127,368)	5,861

Effect of exchange rate changes on cash and cash equivalents	(4,785)	5,151

Net increase in cash and cash equivalents	9,099	16,898
Cash and cash equivalents at beginning of period	61,081	42,875

Cash and cash equivalents at end of period	$70,180	$59,773

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Net income	$23,080	$22,060	$61,788	$57,398
Other comprehensive income:
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale securities	—	—	—	630
Changes in unrealized gains (losses) on available-for-sale securities	22	(15)	4	(26)
Foreign currency translation adjustment	(481)	(6,252)	13,185	(1,177)

Total comprehensive income	$22,621	$15,793	$74,977	$56,825

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2009 and August 31, 2008

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

The accompanying interim unaudited consolidated financial statements as of August 31, 2009 and for the three and nine month periods ended August 31, 2009 and 2008 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2008 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2008, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three and nine months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

There have been no material changes in the Company’s significant accounting policies for the three and nine month periods ended August 31, 2009 from its disclosure in the Annual Report on Form 10-K for the year ended November 30, 2008, except as described below. For the significant accounting policies, see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Restricted cash

As of August 31, 2009, the Company had restricted cash in the amount of $38,649 of which $18,351 is reported in “Other assets” for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation and the remaining amount reported in “Other current assets” relates to the lockbox collections under the Company’s borrowing arrangements.

As of November 30, 2008, the Company had restricted cash in the amount of $15,604 which is reported in “Other assets” primarily for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by Management. Through August 31, 2009, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the accounts receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through August 31, 2009, such losses have been within management’s expectations.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

In the three months ended August 31, 2009, one customer exceeded 10% or more of the Company’s total revenue. In the three months ended August 31, 2008, no customer exceeded 10% or more of the Company’s total revenue. In the nine months ended August 31, 2009 and 2008, no customer exceeded 10% or more of the Company’s total revenue. At August 31, 2009 and November 30, 2008, one customer accounted for approximately 11% and 17%, respectively, of the consolidated net accounts receivable balance. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”) accounted for approximately 35% of total revenue for each of the three months ended August 31, 2009 and 2008, and approximately 35% and 32% of the total revenue for the nine months ended August 31, 2009 and 2008, respectively.

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5.” SFAS No. 141(R) is effective for fiscal years that begin after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company will account for business combinations under SFAS No. 141(R) and FSP FAS 141(R)-1 effective December 1, 2009.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009 and in interim periods within those first annual reporting periods with earlier adoption prohibited. SFAS No. 166 will be applicable to the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, on the adoption of SFAS No. 166.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting” (“SFAS No. 168”). SFAS No. 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” On July 1, 2009 the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification.” The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective in the first interim and annual periods ending after September 15, 2009 and will be adopted by the Company in the fourth quarter of fiscal year 2009. This pronouncement will have no effect on the consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

During fiscal year 2009, the Company adopted the following accounting standards:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the third quarter of fiscal year 2009. SFAS No. 165 requires entities to disclose the date through which subsequent events were evaluated. The Company has assessed the subsequent events through the time of filing these financial statements with the SEC on October 7, 2009.

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

During the three months ended August 31, 2009, no stock options were granted by the Company. During the nine months ended August 31, 2009, the Company granted fifty thousand stock options under the Amended and Restated 2003 Stock Incentive Plan with an estimated total grant-date fair value of $309. During the three months ended August 31, 2009, no restricted stock was granted by the Company. During the nine months ended August 31, 2009, approximately fourteen thousand shares of restricted stock were granted with an estimated total grant-date fair value of $273.

During the three months ended August 31, 2008, no stock options were granted by the Company. During the nine months ended August 31, 2008, the Company granted approximately forty thousand stock options, with an estimated total grant-date fair value of $343. During the three and nine months ended August 31, 2008, approximately twelve thousand and thirty-four thousand shares of restricted stock were granted, with an estimated total grant-date value of $294 and $773, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

The Company recorded share-based compensation expense, for the three months ended August 31, 2009 and 2008 of $1,876 and $1,592, and for the nine months ended August 31, 2009 and 2008 of $6,030 and $4,829, respectively.

NOTE 4—BALANCE SHEET COMPONENTS:

	August 31, 2009	November 30, 2008
Short-term investments
Trading securities	$10,438	$6,072
Available-for-sale	90	142
Cost method securities	3,024	4,131

	$13,552	$10,345

Accounts receivable, net
Trade accounts receivable	$782,242	$846,668
Less: Allowance for doubtful acccounts	(24,484)	(17,820)
Less: Allowance for sales returns	(21,091)	(21,642)

	$736,667	$807,206

Receivable from vendors, net
Receivables from vendors	$96,466	$101,586
Less: Allowance for doubtful acccounts	(5,526)	(4,933)

	$90,940	$96,653

Inventories
Components	$57,410	$61,902
Finished goods	638,547	634,106

	$695,957	$696,008

Property and equipment, net
Land	$14,050	$11,118
Equipment and computers	68,954	60,848
Furniture and fixtures	12,637	10,175
Buildings, leasehold improvements	79,025	69,554
Construction in progress	735	1,489

	175,401	153,184
Less: Accumulated depreciation	(78,034)	(68,582)

	$97,367	$84,602

The increase in the allowance for doubtful accounts as of August 31, 2009, is primarily the result of making allowances for certain specific receivables on a limited number of customer accounts, the majority of which is attributed to prior years.

The increase in property and equipment as of August 31, 2009, was primarily due to the purchase of a previously leased administrative and warehouse facility in Fremont, California. The purchase was completed on July 30, 2009. The facility is approximately one hundred twenty eight thousand square feet. The total purchase price for this facility was approximately $12,154.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Goodwill

	Distribution	GBS	Total
Balance at November 30, 2008	$65,159	$48,279	$113,438
Goodwill additions during the period	13,747	4,144	17,891
Adjustments	(2,599)	2,599	—
Translation	4,675	(20)	4,655

Balance at August 31, 2009	$80,982	$55,002	$135,984

Goodwill increased as of August 31, 2009, compared to November 30, 2008, primarily due to the final earn-out payment of $14,030 related to the New Age Electronics (“NAE”) acquisition—see Note 13 “Acquisitions.” The remaining increase in goodwill is due to acquisitions in the GBS segment and the impact of foreign exchange translation.

Intangible assets, net

	August 31, 2009			November 30, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$34,315	$(23,360)	$10,955	$34,315	$(21,127)	$13,188
Customer lists	26,874	(16,112)	10,762	23,437	(12,197)	11,240
Other intangible assets	4,761	(3,168)	1,593	4,497	(2,469)	2,028

	$65,950	$(42,640)	$23,310	$62,249	$(35,793)	$26,456

Amortization expense for the three months ended August 31, 2009 and 2008 was $2,083 and $2,168, and for the nine months ended August 31, 2009 and 2008 was $6,156 and $6,004, respectively. Intangible assets increased as of August 31, 2009, compared to November 30, 2008 due to acquisitions in the GBS segment.

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	August 31, 2009			November 30, 2008
	Cost	Unrealized (Losses)/Gains	Carrying Value	Cost	Unrealized (Losses)/Gains	Carrying Value
Short-term investments
Trading securities	$12,909	$(2,471)	$10,438	$10,551	$(4,479)	$6,072
Available-for-sale	147	(57)	90	194	(52)	142
Cost method securities	3,024	—	3,024	4,131	—	4,131

	$16,080	$(2,528)	$13,552	$14,876	$(4,531)	$10,345

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan.

Trading securities and Available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

During the three months ended August 31, 2009 and 2008, the Company recorded a realized gain of $22 and a realized loss of $290 on its trading investments, respectively. During the nine months ended August 31, 2009 and 2008, the Company recorded a realized gain of $136 and a realized loss of $348 on its trading investments, respectively.

For the three months ended August 31, 2009, no other-than-temporary loss was recorded on cost securities. For the three months ended August 31, 2008, the Company recorded other-than-temporary loss of $45 on cost securities. For the nine months ended August 31, 2009 and 2008, the Company recorded an other-than-temporary loss of $53 and $658 on cost securities, respectively.

No other-than-temporary loss was recorded on available-for-sale securities during the three months ended August 31, 2009 and 2008. For the nine months ended August 31, 2009 and 2008, the Company recorded other-than-temporary loss of $39 and $630, respectively, on available-for-sale securities.

As of August 31, 2009, the available-for-sale and cost method securities have been in a loss position for more than 12 months.

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the Canadian Dollar, British Pound, Philippines Peso, Japanese Yen, Mexican Peso and Chinese Renminbi. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest rate risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14-Fair Value Measurements. The following table summarizes the Company’s derivative instruments not designated as hedging instruments under SFAS No. 133, as of August 31, 2009.

	Location of derivative on Balance Sheet	Fair value as of August 31, 2009	Location of realized and unrealized gain/(loss) recognized in income	Realized and unrealized gain/ (loss) for the three months ended August 31, 2009	Realized and unrealized gain/ (loss) for the nine months ended August 31, 2009
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Accrued Liabilities	$119	Other income/ (expense)	$648	$(5,421)

		$119		$648	$(5,421)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). On January 23, 2009, the Company amended and restated the U.S. Arrangement (the “U.S. Amended and Restated Arrangement”) to replace the lead bank and agent. The maturity date of the U.S. Amended and Restated Arrangement was amended from February 11, 2011 to January 22, 2010 and may be renewed upon mutual agreement of the Company and the lenders. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of August 31, 2009 was $165,200. The balance outstanding on the U.S. Arrangement as of November 30, 2008 was $207,200.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

The Company has also entered into financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 15—Commitments and Contingencies for additional information. The net sales financed for the three months ended August 31, 2009 and 2008 were $160,279 and $250,421, respectively. The net sales financed for the nine months ended August 31, 2009 and 2008 were $507,875 and $718,865, respectively. Approximately $45,048 and $38,717 of accounts receivable at August 31, 2009 and November 30, 2008, respectively, were subject to flooring agreements. Flooring fees were approximately $756 and $1,097 in the three months ended August 31, 2009 and 2008, respectively, and $2,419 and $3,058 in the nine months ended August 31, 2009 and 2008, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	August 31, 2009	November 30, 2008
SYNNEX U.S. securitization	$165,200	$207,200
SYNNEX U.S. revolving line of credit	—	95,000
SYNNEX Canada revolving line of credit	46,470	14,970
SYNNEX Canada term loan	9,771	9,162
SYNNEX Mexico term loan	—	20,169
Others	2,057	2,502

	223,498	349,003
Less: Current portion	(214,283)	(340,466)

Non-current portion	$9,215	$8,537

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

SYNNEX Canada revolving line of credit

SYNNEX Canada replaced its revolving line of credit arrangement of C$30,000 and the Canadian Arrangement of C$110,000 with the Canadian Revolving Arrangement in May 2009, with a financial institution for a maximum commitment of C$125,000. The Canadian Revolving Arrangement provides a sublimit of $5,000 for the issuance of standby letters of credit. As of August 31, 2009, there were outstanding standby letters of credit totaling $3,128. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable will be at least (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of all unpaid principal is April 1, 2017.

SYNNEX Mexico secured term loan

SYNNEX de Mexico, S.A. de C.V. (“SYNNEX Mexico”) established a secured term loan agreement with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount was the Equilibrium Interbank Interest Rate, plus 2.00% per annum. During the three months ended August 31, 2009, this loan was fully repaid.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

SYNNEX Canada credit facility

On September 6, 2007, SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a security interest, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3,000 in cash on deposit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20,000. Letters of credit issued against this facility were $3,476 as of August 31, 2009 and $2,754 as of November 30, 2008.

Others

The Company has other overdraft and lines of credit facilities. The balance outstanding as of August 31, 2009 and November 30, 2008 was $2,057 and $2,502, respectively.

The total interest expense and finance charges for accounts receivable securitization, revolver, convertible senior notes and all other debt and lines of credit were $4,305 and $14,418 for the three and nine months ended August 31, 2009, and $6,052 and $18,706 for the three and nine months ended August 31, 2008, respectively, and are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. The interest expense for the nine months ended August 31, 2009, includes the partial write-off of $929 in unamortized debt costs relating to the amendment and restatement of the U.S Arrangement and the Revolver, termination of the Canadian Arrangement and the Canadian revolving line of credit arrangement of C$30,000 and the complete repayment of the Mexico secured term loan. The range of interest rates was between 1.98% and 7.64% in the third quarter of fiscal year 2009 and 1.93% and 10.19% in the third quarter of fiscal year 2008.

Covenants compliance

In relation to the U.S. Amended and Restated Arrangement, the Amended and Restated Revolver and the Canadian Revolving Arrangement, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt. They also limit the Company’s ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of its convertible senior notes subject to certain liquidity tests.

As of August 31, 2009, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries for trade credit lines and loans, totaling $104,439 and $180,711 as of August 31, 2009 and November 30, 2008, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

NOTE 10—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Net income	$23,080	$22,060	$61,788	$57,398

Weighted-average common shares-basic	32,837	31,665	32,478	31,529
Effect of dilutive securities:
Stock options and restricted stock	1,758	1,992	1,222	1,790

Weighted-average common shares-diluted	34,595	33,657	33,700	33,319

Net income per common share - basic	$0.70	$0.70	$1.90	$1.82
Net income per common share - diluted	$0.67	$0.66	$1.83	$1.72

Options to purchase 261 shares of common stock for the nine months ended August 31, 2009, and 22 and 59 shares of common stock for the three and nine months ended August 31, 2008, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. During the three months ended August 31, 2009, no options were anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of August 31, 2009, MiTAC International and its affiliates beneficially owned approximately 34% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates.

The Company works closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboards, peripherals, consumer electronics and IT products from MiTAC International and its affiliates totaling approximately $69,013 and $56,304 for the three months ended August 31, 2009, and 2008, respectively and $247,216 and $195,849 during the nine months ended August 31, 2009 and 2008. The Company’s sales to MiTAC International and its affiliates in the three months ended August 31, 2009, and 2008, totaled approximately $639 and $624, respectively and $2,199 and $1,317 for the nine months ended August 31, 2009 and 2008, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

Beneficial Ownership of the Company’s Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 34% of the Company’s common stock as of August 31, 2009. These shares are owned by the following entities:

MiTAC International (1)	6,792,913
Synnex Technology International Corp. (2)	4,689,244

Total	11,482,157

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,166,861 shares (of which 46,527 shares are directly held and 1,120,334 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

The Company purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, Chairman. As of August 31, 2009, the value of the investment was $958. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International, nor Synnex Technology International is restricted from competing with the Company.

NOTE 12—SEGMENT INFORMATION:

Description of Segments

Operating segments are based on products and services provided by each segment, internal organization structure, the manner in which operations are managed, the criteria used by the Chief Operating Decision Maker (“CODM”) to assess the segment performance as well as resources allocation and the availability of discrete financial information. During fiscal year 2008, the Company changed its business strategy on managing its operations which prompted it to change its internal organization structure, resource allocation and measurement of its financial performance. The change in the business strategy enabled the Company to focus on providing a full range of distribution services and GBS offerings to its customers. The Company’s operations are organized into two business segments—distribution services and GBS. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

Summarized financial information related to the Company’s reportable business segments for the three and nine months ended August 31, 2009 and 2008, and as of August 31, 2009 and November 30, 2008 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2009:
Revenue	$1,977,829	$34,514	$(5,180)	$2,007,163
Income from operations before non-operating items, income taxes and minority interest	34,823	4,456	—	39,279
Three months ended August 31, 2008:
Revenue	$2,021,109	$29,320	$(4,740)	$2,045,689
Income from operations before non-operating items, income taxes and minority interest	36,898	2,607	—	39,505
Nine months ended August 31, 2009:
Revenue	$5,461,922	$101,812	$(15,626)	$5,548,108
Income from operations before non-operating items, income taxes and minority interest	93,384	12,293	—	105,677
Nine months ended August 31, 2008:
Revenue	$5,604,101	$82,795	$(14,561)	$5,672,335
Income from operations before non-operating items, income taxes and minority interest	94,844	9,113	—	103,957

Total assets as of August 31, 2009	$1,896,133	$190,140	$(83,349)	$2,002,924
Total assets as of November 30, 2008	$1,951,024	$165,648	$(83,792)	$2,032,880

The inter-segment eliminations relate to the inter-segment back office support between the GBS and distribution segments and inter-segment investments.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

Geographic Information

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three and nine months ended August 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Revenue
North America	$1,962,826	$1,998,315	$5,408,279	$5,526,091
Other	44,337	47,374	139,829	146,244

	$2,007,163	$2,045,689	$5,548,108	$5,672,335

			As of
			August 31, 2009	November 30, 2008
Long-lived assets
North America			$88,254	$73,397
Other			39,132	37,517

			$127,386	$110,914

Revenue in the United States was approximately 83% and 81% of total revenue for the three months ended August 31, 2009 and 2008, and 82% and 79% of total revenue for the nine months ended August 31, 2009 and 2008, respectively. Revenue in Canada was approximately 15% and 17% of total revenue for the three months ended August 31, 2009 and 2008, and 16% and 19% of total revenue for the nine months ended August 31, 2009 and 2008, respectively. No other geographical location accounted for more than 10% of the Company’s total revenue.

NOTE 13—ACQUISITIONS:

In the first quarter of fiscal year 2009, the Company made two acquisitions in the GBS segment. Through these acquisitions, the Company acquired web development services and complementary products for a total consideration of approximately $6,579. The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of SFAS No. 141, “Business Combinations.”

On April 1, 2008, the Company purchased substantially all of the assets of NAE, a privately-held distributor of IT and consumer electronics products to the retail sector. The Company expects this acquisition will expand its consumer electronics distribution business. The Company paid a purchase price of $41,116 in cash. The acquisition agreement provided for additional earn-out payments to be paid subject to achieving certain milestones after the first 12 months from the date of acquisition. During the nine months ended August 31, 2009, upon achievement of the stated milestones, the Company paid $14,030 for the final earn-out payment.

In addition to the above acquisition, in the nine months ended August 31, 2008, the Company acquired three companies for an estimated aggregate cash consideration of approximately $2,954, which were all in the Company’s GBS segment. The acquisitions were not significant individually or in the aggregate.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments that are measured at fair value on a recurring basis, as of August 31, 2009:

	August 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$10,438	$10,438	$—	$—
Available-for-sale securities	$90	90	—	—
Forward foreign currency exchange contracts	$(119)	—	(119)	—
Long-term accounts receivable	$13,844	—	13,844	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and creditworthiness.

For the three months ended August 31, 2009, the Company recorded in earnings a realized loss of $4,465 and an unrealized gain of $515 in “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts. For the three months ended August 31, 2008, the recorded realized gain was $1,794 and the unrealized gain was $736. For the nine months ended August 31, 2009, the recorded realized loss was $5,248 and the unrealized loss was $1,442 and for the nine months ended August 31, 2008, the recorded realized gain was $4,079 and the unrealized loss was $1,676.

The following table presents the assets and liabilities that are not carried at fair value as of August 31, 2009 and November 30, 2008:

	As of August 31, 2009		As of November 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost method securities in Short-term investments	$3,024	$2,557	$4,131	$3,446
Cost method investments in Other assets	3,550	3,550	3,308	3,308
Long-term debt	9,215	9,215	8,537	8,537
Convertible debt	143,750	171,229	143,750	87,270

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2009 and August 31, 2008

(amounts in thousands, except per share amounts)

(unaudited)

The Company’s cost method securities in Short-term investments consist of investments in a hedge fund and a private equity fund. The cost method investments in Other assets consist of investments in equity securities of private entities. The Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

The fair value of the investments in a hedge fund and private equity fund was determined by analyzing the underlying invested assets. The fair value of the equity securities is determined through internal analysis to measure impairment primarily based on the operating results and future earning prospects of the investee. No impairment charge was recorded on the cost method securities and investments in the three months ended August 31, 2009 and $45 was recorded in the three months ended August 31, 2008. In the nine months ended August 31, 2009 and 2008, $53 and $658 was recognized as impairment charges relating to the carrying value of the Company’s cost method securities. The carrying value of the long-term debt approximates fair value since current interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible senior notes traded in a limited trading market.

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of August 31, 2009, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2009 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

NOTE 16—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada under EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). During the three months ended August 31, 2009, the Company recorded an additional restructuring accrual of $629, which is included in Selling, general and administrative expenses, for the remaining lease obligations on the RGC facility. The remaining balance outstanding for facility and exit costs as of August 31, 2009 and November 30, 2008 was $629 and $302, respectively.

The property located in Ontario, Canada, that was held for sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was sold during the nine months ended August 31, 2009 for $1,597 at a loss of $53.

NOTE 17—SUBSEQUENT EVENTS:

The Company has signed a definitive agreement on September 28, 2009 to sell its controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions, which provides domain name registration, web site hosting and design, to Alibaba.com Limited. Under the terms of the agreement, the Company will receive approximately $60,000 for its estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback. The Company has agreed to guarantee the obligations of the holding company that sold HiChina Web Solutions. HiChina Web Solutions is a part of the Company’s GBS segment. The transaction is expected to close before the end of calendar year 2009. The closing is contingent upon the completion of certain statutory and governmental requirements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q or Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits and developments of our services and operations, potential effects of the economic environment, anticipated benefits of our acquisitions, impact of our acquisitions on our financial position, the sale of our interest in China Civilink (Cayman), our revenue and operating results, economic and industry trends, thefts at our warehouses, our gross margins, our agreements with MiTAC International, our relationship with MiTAC International and Sun Microsystems, competition with Synnex Technology International, our estimates regarding our capital requirements and our needs for additional financing, concentration of products and customers, the expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, our effective tax rates, impact of rules and regulations affecting public companies, impact of our accounting policies, and statements regarding our securitization program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We combine our core strengths in distribution, demand generation, supply chain management, and contract assembly in an effort to help our customers achieve efficient time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. As of August 31, 2009, we distributed approximately 15,000 technology products, as measured by active SKUs, from more than 100 IT OEM suppliers to more than 15,000 resellers, system integrators, and retailers throughout the United States, Canada and Mexico. As of August 31, 2009, we had over 7,000 full-time and temporary employees worldwide with operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom. From a geographic perspective, approximately 98% of our total revenue was from North America for the three and nine months ended August 31, 2009.

We purchase IT systems, peripherals, system components, packaged software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Panasonic, Seagate and Lenovo and sell them to our reseller customers. We perform the same function for our purchases of licensed software products. Our reseller customers include VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Products purchased from our largest OEM supplier, HP, accounted for approximately 35% of our total revenue for each of the three and nine months ended August 31, 2009.

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

In the first nine month period of fiscal year 2009, we made two acquisitions in our GBS segment. Through these acquisitions, we acquired web development services and complementary products for a total consideration of approximately $6.6 million.

The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.”

On September 28, 2009, we signed a definitive agreement to sell our controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions, which provides domain name registration, web site hosting and design, to Alibaba.com Limited. Under the terms of the agreement, we will receive approximately $60 million for our estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback. We have agreed to guarantee the obligations of the holding company that sold HiChina Web Solutions. HiChina Web Solutions is a part of our GBS segment. The transaction is expected to close before the end of calendar year 2009. The closing is contingent upon the completion of certain statutory and governmental requirements.

Building Acquisition

On July 30, 2009, we completed the purchase of a previously leased administrative and warehouse facility in Fremont, California. The facility is approximately one hundred twenty eight thousand square feet. The total purchase price for this facility was approximately $12.2 million.

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of Redmond Group of Companies, or RGC, we announced a restructuring program in Canada under Emerging Issues Task Force, or EITF, No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF No. 95-3. During the three months ended August 31, 2009, we recorded an additional restructuring accrual of $0.6 million for the remaining lease obligations on the RGC facility. The balance outstanding for facility and exit costs as of August 31, 2009 and November 30, 2008 was $0.6 million and $0.3 million, respectively.

The property located in Ontario, Canada, which was held for sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was sold during the nine months ended August 31, 2009 for $1.6 million at a loss of $0.05 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and nine month periods ended August 31, 2009 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008. For a discussion of the critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.46)	(94.48)	(94.17)	(94.54)

Gross profit	5.54	5.52	5.83	5.46
Selling, general and administrative expenses	(3.58)	(3.59)	(3.92)	(3.62)
Income from operations before non-operating items, income taxes and minority interest	1.96	1.93	1.91	1.84
Interest expense and finance charges, net	(0.16)	(0.15)	(0.19)	(0.19)
Other income (expense), net	0.04	(0.09)	0.03	(0.06)

Income before income taxes and minority interest	1.84	1.69	1.75	1.59
Provision for income taxes	(0.68)	(0.61)	(0.63)	(0.57)
Minority interest	(0.01)	0.00	(0.01)	(0.01)

Net income	1.15%	1.08%	1.11%	1.01%

Three and Nine Months Ended August 31, 2009 and 2008

Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2009	August 31, 2008	% Change	August 31, 2009	August 31, 2008	% Change
	(in thousands)			(in thousands)
Revenue	$2,007,163	$2,045,689	-1.9%	$5,548,108	$5,672,335	-2.2%
Distribution Revenue	1,977,829	2,021,109	-2.1%	5,461,922	5,604,101	-2.5%
GBS Revenue	34,514	29,320	17.7%	101,812	82,795	23.0%
Inter-Segment Elimination	(5,180)	(4,740)	9.3%	(15,626)	(14,561)	7.3%

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

Our decrease in distribution revenue year over year for the three and nine months ended August 31, 2009, was primarily attributable to softer demand due to the current economic environment and the adverse impact of foreign exchange translation of our Canadian distribution operations.

The increase in our GBS segment revenue for the three and nine months ended August 31, 2009 was mainly due to increased business and higher call volumes in our contact centers and additional revenue generated from our smaller acquisitions.

Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2009	August 31, 2008	% Change	August 31, 2009	August 31, 2008	% Change
	(in thousands)			(in thousands)
Gross profit	$111,135	$112,899	-1.6%	$323,310	$309,554	4.4%
Percentage of revenue	5.54%	5.52%	0.4%	5.83%	5.46%	6.8%

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

Our gross profit for the three months ended August 31, 2009 as a percentage of revenue was consistent with the prior year period. The slight increase in gross margin was the result of differences in the product mix and geographic mix, between the two periods complemented by higher utilization of resources.

Our gross profit for the nine months ended August 31, 2009 increased as a percentage of revenue by 37 basis points over the prior year primarily due to product and geographic mix, improved management of freight expenses, increased utilization of resources, and favorable foreign currency impact on inventory purchases and inventory management.

No specific products or customers, or changes in pricing strategy individually or as a group, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2009	August 31, 2008	% Change	August 31, 2009	August 31, 2008	% Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$71,856	$73,394	-2.1%	$217,633	$205,597	5.9%
Percentage of revenue	3.58%	3.59%	-0.3%	3.92%	3.62%	8.3%

Approximately two-thirds of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel fees. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment and buildings, bad debt expense, amortization expense on our intangible assets and marketing expenses, offset in part by reimbursements from OEM suppliers.

Selling, general and administrative expenses decreased for the three months ended August 31, 2009 both on a dollar basis as well as percentage of revenue basis from prior year quarter mainly due to a year over year decrease in personnel expense of $2.6 million, a decrease in bad debt reserves and other overhead expenses of $1.4 million, offset by an increase in deferred compensation expense of $2.2 million and an increase of $0.6 million in additional restructuring accrual for our Canadian facility. The aggregate amount of year over year selling, general and administrative expenses increase was offset in part by foreign exchange rate translation impact on expenses.

Selling, general and administrative expenses increased for the nine months ended August 31, 2009 both on a dollar basis as well as percentage of revenue basis from the prior year period mainly due to an increase in bad debt reserve of $5.4 million. The remainder of the increase was due to an increase of $4.3 million in deferred compensation expenses, an increase of $1.4 million for rent expense, an increase in personnel expenses of $1.0 million and an increase of $0.6 million in an additional restructuring accrual for the Canadian facility, offset in part by foreign exchange rate translation. The increase in the compensation and other operating costs was also partly due to the impact of our acquisitions made during the previous year, and to support the operations, offset in part by savings from reducing expenditures.

Income from Operations before Non-Operating Items, Income Taxes and Minority Interest

	Three Months Ended			Nine Months Ended
	August 31, 2009	August 31, 2008	% Change	August 31, 2009	August 31, 2008	% Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and minority interest	$39,279	$39,505	-0.6%	$105,677	$103,957	1.7%
Distribution income from operations before non-operating items, income taxes and minority interest	$34,823	$36,898	-5.6%	$93,384	$94,844	-1.5%
GBS income from operations before non-operating items, income taxes and minority interest	$4,456	$2,607	70.9%	$12,293	$9,113	34.9%

Our income from operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 1.96% for the three months ended August 31, 2009 compared to 1.93% from the prior year quarter.

The distribution segment income from operations before non-operating items, income taxes and minority interest as percentage of distribution revenue was 1.76% in the three months ended August 31, 2009 compared to 1.83% in the prior year primarily due to higher deferred compensation expense and changes in product and geographic mix.

The distribution segment income from operations before non-operating items, income taxes and minority interest as a percentage of distribution revenue improved to the 1.71% for the nine months ended August 31, 2009 from the prior year of 1.69%, primarily due to the improvement in gross margin in North America distribution business and management of freight costs, offset by higher deferred compensation expenses.

The GBS segment income from operations before non-operating items, income taxes and minority interest as a percentage of GBS revenue increased to 12.91% for the three months ended August 31, 2009 from the prior year quarter of 8.89%, primarily due to increased volume of business and better utilization of resources in our contact centers.

The GBS segment income from operations before non-operating items, income taxes and minority interest as a percentage of GBS revenue increased to 12.07% for the nine months ended August 31, 2009 from the prior year of 11.01%, primarily due to increased volume of business and better utilization of resources in our contact centers.

Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2009	August 31, 2008	% Change	August 31, 2009	August 31, 2008	% Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$3,095	$3,137	-1.3%	$10,161	$10,614	-4.3%
Percentage of revenue	0.16%	0.15%	6.7%	0.19%	0.19%	0.0%

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

Interest expense and finance charges, net, for the three months ended August 31, 2009 was consistent with the comparable quarter in the prior year. Lower interest expense resulting from lower borrowings and lower interest rates were offset by lower interest income from our Mexico project based operations.

The decrease in interest expense and finance charges, net, for the nine months ended August 31, 2009 compared to the prior year period was approximately $0.5 million as a result of lower borrowings and lower interest rates which was offset by a charge of approximately $0.9 million for the partial write-off of unamortized debt costs associated with the refinancing of our working capital lines in the United States in January 2009, in Canada in May 2009 and the repayment by our subsidiary SYNNEX de Mexico, S.A.d.e C.V. of its secured term loan in August 2009.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2009	August 31, 2008	% Change	August 31, 2009	August 31, 2008	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$727	$(1,787)	-140.7%	$1,750	$(3,252)	153.8%
Percentage of revenue	0.04%	0.09%	-55.6%	0.03%	0.06%	-50.0%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in other income (expense), net for the three months ended August 31, 2009 compared to the prior year quarter was due to increased gains of $2.2 million on trading securities related to our deferred compensation program and increased foreign exchange gains.

The increase in other income (expense), net for the nine months ended August 31, 2009 compared to the prior year period was due to increased gains of $5.3 million on trading securities related to our deferred compensation program offset by foreign exchange losses. For the nine months ended August 31, 2008 approximately $1.3 million other-than-temporary impairment loss was recorded on our cost and available-for-sale securities.

Provision for Income Taxes

Our effective tax rate in the three months ended August 31, 2009 was 36.8% and for the nine months ended August 31, 2009 was 35.8% compared with an effective tax rate of 35.9% and 35.8% in the three and nine months ended August 31, 2008, respectively. The increase in the effective tax rate was primarily due to the expiration of tax holidays and additional valuation allowances recorded in certain foreign jurisdictions.

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

Minority Interest

Minority interest is the portion of earnings from operations attributable to others. In March 2008, we acquired a controlling interest in Nihon Daikou Shouji Co. Ltd, or NDS, which operates in Japan. On April 5, 2007, we acquired a controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions. Minority interest represents the portion of earnings from the operations from HiChina Web Solutions and NDS which are attributable to others. These minority interests are in the GBS segment. As noted above, we entered into a definitive agreement on September 28, 2009 to sell our controlling interest in China Civilink (Cayman).

Goodwill

We conducted our annual goodwill impairment testing as of November 30, 2008 and concluded that there was no impairment. Our market capitalization and stock price during the nine months ended August 31, 2009 were higher than as of November 30, 2008, and there was no significant decline in cash flows or changes to the key assumptions used in our annual goodwill impairment analysis. Hence, there was no indication of any triggering events that would necessitate further impairment analysis on the fair value of reporting units.

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

Net cash provided by operating activities was $200.9 million in the nine months ended August 31, 2009. Cash provided by operating activities was primarily attributable to a net decrease in accounts receivable of $75.0 million, a decrease in other assets of $31.1 million, a decrease in inventories of $15.2 million, and net income of $61.8 million, partially offset by a decrease in other liabilities of $16.3 million and accrued liabilities of $4.3 million.

In May 2009, our Canadian revolving accounts receivable securitization program was refinanced with a secured revolving credit arrangement. As a result, the related accounts receivable was brought on-balance sheet as compared to off-balance sheet under the prior arrangement. At the time of refinancing, $53.1 million of accounts receivable, was recorded on-balance sheet.

Net cash used in investing activities was $59.7 million in the nine months ended August 31, 2009. Cash used in investing activities was primarily due to the increase in restricted cash of $23.0 million which relates to lockbox collections under our borrowing arrangements, and also for our future payments to our vendors relating to the long-term projects at the Company’s Mexico operation. Cash related to investing activities was also used to pay additional earn-out payments relating to the acquisition of NAE of $14.0 million and capital expenditures of $19.4 million, which includes the purchase of a previously leased administrative and warehouse building in Fremont, California for $12.2 million.

Net cash used toward financing activities was $127.4 million in the nine months ended August 31, 2009 and was primarily related to the net repayments of securitization arrangements, bank loans and our revolving line of credit of $133.5 million, as well as a decrease in bank overdrafts of $8.8 million offset by proceeds from the issuance of common stock of $8.9 million.

We had sufficient availability on our credit arrangements to support our operating activities.

Capital Resources

Our cash and cash equivalents totaled $70.2 million and $61.1 million at August 31, 2009 and November 30, 2008, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

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

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $104.4 million as of August 31, 2009 and $180.7 million as of November 30, 2008. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. On January 23, 2009, we amended and restated the U.S. Arrangement, or the U.S. Amended and Restated Arrangement, to replace the lead bank and agent. The maturity date of the U.S. Amended and Restated Arrangement was amended from February 11, 2011 to January 22, 2010 and may be renewed upon our mutual agreement with the lenders. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of August 31, 2009 was $165.2 million. The balance outstanding and pledged on the U.S. Arrangement as of November 30, 2008 was $207.2 million.

Under the terms of the U.S. Amended and Restated Arrangement, we sell, on a revolving basis, our U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables as security. Any borrowings under the U.S. Amended and Restated Arrangement are recorded as debt on our consolidated balance sheet. As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in our cost of borrowing or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. On January 23, 2009, we amended and restated the Revolver, or the Amended and Restated Revolver, to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was also amended from $120.0 million to $80.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70.0 million to $150.0 million at our request in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at our option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by our inventory and other assets and expires on February 11, 2011. Among other changes, the Revolver was further amended such that it is a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement is not extended. In addition, it is also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement we do not have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding under the Amended and Restated Revolver as of August 31, 2009. The borrowing outstanding under the Revolver as of November 30, 2008 was $95.0 million.

SYNNEX Canada replaced the revolving line of credit arrangement of C$30.0 million and the Canadian Arrangement of C$110.0 million with the Canadian Revolving Arrangement in May 2009, with a financial institution for a maximum commitment of C$125.0 million. The Canadian Revolving Arrangement provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of August 31, 2009, there were outstanding standby letters of credit totaling $3.1 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable will be at least (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balance outstanding under our Canadian Revolving Arrangement as of August 31, 2009 was $46.5 million. The balance outstanding under the prior revolving line of credit arrangement as of November 30, 2008 was $15.0 million.

SYNNEX Canada has a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3.0 million in cash on deposit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20.0 million. Letters of credit issued against this facility were $3.5 million as of August 31, 2009 and $2.8 million as of November 30, 2008.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Mexico Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. During the three months ended August 31, 2009, this loan was repaid in its entirety. As of November 30, 2008 the balance outstanding on this term loan was $20.2 million.

We have other lines of credit and revolving facilities with financial institutions, which provide for borrowing capacity aggregating approximately $5.7 million and $5.4 million at August 31, 2009 and November 30, 2008, respectively. At August 31, 2009 and November 30, 2008, we had borrowings of $2.1 million and $2.5 million, respectively, outstanding under these facilities. We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions totaling approximately $9.8 million and $9.2 million as of August 31, 2009 and November 30, 2008, respectively.

The expiration dates of our various borrowing arrangements range from 2009 to 2017.

Covenants Compliance

In relation to our U.S. Amended and Restated Arrangement, the Amended and Restated Revolver and the Canadian Revolving Arrangement, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants and restrict our ability to incur additional debt. They also limit our ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes subject to certain liquidity tests.

As of August 31, 2009, we were in compliance with all material covenants for the above arrangements.

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

Related Party Transactions

We have a business relationship with MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of August 31, 2009, MiTAC International and its affiliates beneficially owned approximately 34% of our common stock. In addition, Matthew Miau, the Chairman Emeritus of our Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards, peripherals, consumer electronics and other IT products from MiTAC International and its affiliates totaling approximately $69.0 million and $56.3 million for the three months ended August 31, 2009 and 2008, respectively and $247.2 and $195.8 for the nine months ended August 31, 2009 and 2008, respectively. Our sales to MiTAC International and its affiliates totaled approximately $0.6 million in the three months ended August 31, 2009 and 2008 and $2.2 million and $1.3 million, for the nine months ended August 31, 2009 and 2008, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

Beneficial Ownership of our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 34% of our common stock as of August 31, 2009. These shares are owned by the following entities:

MiTAC International (1)	6,792,913
Synnex Technology International Corp. (2)	4,689,244

Total	11,482,157

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,166,861 shares (of which 46,527 shares are directly held and 1,120,334 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our then President and Co-Chief Executive Officer. During fiscal year 2008, we purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of August 31, 2009, the value of the investment was $1.0 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB Staff Position, or FSP, Financial Accounting Standards, or FAS, 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141(R)-1. FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation, or FIN, No. 14, “Reasonable Estimation of the Amount of a Loss- an interpretation of FASB Statement No. 5.” SFAS No. 141(R) is effective for fiscal years that begin after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We will account for business combinations under SFAS No. 141(R) and FSP FAS 141(R)-1 effective December 1, 2009.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” or SFAS No. 166. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009 and in interim periods within those first annual reporting periods with earlier adoption prohibited. SFAS No. 166 will be applicable to us in the first quarter of fiscal year 2010. We are currently assessing the potential impact, if any, on the adoption of SFAS No. 166.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting,” or (SFAS No. 168). SFAS No. 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” On July 1, 2009 the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification.” The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective in the first interim and annual periods ending after September 15, 2009 and will be adopted by us in the fourth quarter of fiscal year 2009. We believe this pronouncement will have no effect on our consolidated financial statements upon adoption other than that current references to GAAP will be replaced with references to the applicable codification paragraphs.

During fiscal year 2009, we adopted the following accounting standards:

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and was adopted by us in the third quarter of fiscal year 2009. SFAS No. 165 requires entities to disclose the date through which subsequent events were evaluated. We have evaluated subsequent events through the time of filing these financial statements with the SEC on October 7, 2009.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine month periods ended August 31, 2009 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2008. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of Hewlett-Packard Company, or HP, products represented approximately 35% and 32% of our total revenue in the nine months ended August 31, 2009 and 2008, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2010. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

We provide contact center support services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions that could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. In addition, our customers may not guarantee a minimum call volume; however, we hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers and payment of penalties for failure to meet performance levels or our inability to terminate any unprofitable contracts may have an adverse impact on our operations and financial results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of August 31, 2009, we had 756 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	effect of tax rate on purchase accounting for acquisitions;

•	resolution of issues arising from tax audit or examinations and any related interest or penalties; and

•	uncertainty in obtaining tax holiday extensions, expiration or loss of tax holidays in various jurisdictions.

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

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, proceeds from our accounts receivable securitization and revolving credit programs are limited or cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all. Worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any securitization or credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of securitization or debt financing could significantly increase in the future, making it cost prohibitive to securitize our accounts receivable or borrow, which could force us to issue new equity securities. If we issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

The terms of our debt arrangements impose significant restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.

As of August 31, 2009, we had approximately $367 million in outstanding short and long-term borrowings under term loans, convertible senior notes and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At August 31, 2009, we had approximately $214 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

In the nine months ended August 31, 2009 and 2008, approximately 18% and 21%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese renminbi and Philippines peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

Worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price, which in turn, may require us to record an impairment in the carrying value of our goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. These uncertainties make it difficult for us and our customers to accurately plan future business activities. While general economic conditions have recently begun to improve, there is no assurance that this trend will continue or at what rate.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. For the nine months ended August 31, 2009 and 2008, approximately 18% and 21%, respectively, of our total revenue was generated outside the United States. For the nine months ended August 31, 2009 and 2008, approximately 16% and 19%, respectively, of our total revenue was generated in Canada. No country other than the U.S. and Canada accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Our investment in HiChina Web Solutions in April 2007 could be adversely impacted due to the market for domain name and web hosting related Internet services, which is intensely competitive and rapidly evolving as participants strive to retain their current customer base and attract new customers and improve their competitive position. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability and result in a loss of market share. Further, we may lose market share if we are unable to keep pace with these evolving markets. While we anticipate that the number of new, renewed and transferred-in domain registrations will incrementally increase, volatility in the market could result in our customers turning to other registrars, thereby impairing growth in the number of domains under our management and our ability to sell multiple services to such customers. We signed a definitive agreement on September 28, 2009 to sell our controlling interest in HiChina Web Solutions, otherwise known as China Civilink (Cayman), to Alibaba.com Limited.

Risks Related to Our Relationship with MiTAC International Corporation

As of August 31, 2009, our executive officers, directors and principal stockholders owned approximately 36% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of August 31, 2009, our executive officers, directors and principal stockholders owned approximately 36% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 34% of our common stock.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of August 31, 2009, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.9% of Synnex Technology International and approximately 8.0% of MiTAC International. As of August 31, 2009, MiTAC International directly and indirectly owned 0.3% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of August 31, 2009. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 14.0% of our outstanding common stock as of August 31, 2009. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

ITEM 6.	Exhibits

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2009

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