Form 10-K
period 2009-11-30
SYNNEX CORP
filed 2010-02-05
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (May 31, 2009) was approximately $525,991,279. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 20, 2010, there were 34,406,600 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2010 Annual Meeting of Stockholders to be held on March 22, 2010.

SYNNEX CORPORATION

2009 FORM 10-K

PART I

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits and developments of our services and operations, our market strategy, our infrastructure, our investment on IT systems, potential effects of the economic environment, anticipated benefits of our acquisitions including any related increase in fourth quarter seasonality, impact of acquisitions on our financial position, our revenue and operating results, economic and industry trends, our gross margins, our agreements with MiTAC International Corporation, or MiTAC International, our relationship with MiTAC International and Sun Microsystems, competition with Synnex Technology International, our estimates regarding our capital requirements, our future needs for additional financing, concentration of products and customers, adequacy of our facilities, our legal proceedings, our international operations, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, impact of changes in tax regulations, impact of rules and regulations affecting public companies, impact of our accounting policies, statements regarding our capitalization and stock price, our dividend policy, our estimated fair value of our reporting units and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth below under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We operate in two segments, distribution services and global business services, or GBS. We provide services in distribution, contract assembly and business process outsourcing services, or BPO. Our distribution services segment distributes computing, consumer electronics and complementary products to a variety of customers, including value-added resellers, or VARs, system integrators and retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print.

We bring synergy to our customers’ business process services requirements by bringing supply chain management, contract assembly and distribution expertise together under one service provider. Our business model is flexible and modular to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We combine our core strengths in distribution, demand generation, supply chain management, and contract assembly in an effort to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 15,000 technology products (as measured by active SKUs) from more than 100 IT OEM suppliers to more than 15,000 resellers, system integrators, and retailers throughout the United States, Canada and Mexico. We employ over 7,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 98% of our total revenue was from North America for the fiscal years ended November 30, 2009 and 2008 and 97% for the fiscal year ended November 30, 2007.

We purchase IT systems, peripherals, system components, software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Acer, Panasonic, Seagate and Lenovo and sell them to our reseller and retail customers. We perform a similar function for our purchases of licensed software products. Our reseller customers include VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers.

We operate in the distribution and contract assembly services industries, which are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.

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

During fiscal year 2009, our product mix by category was in the following ranges:

Product Category:
Peripherals	35% - 39%
IT Systems	29% - 33%
System Components	13% - 17%
Software	10% - 14%
Networking Equipment	3% - 7%

Our suppliers include leading IT systems, networking equipment and consumer electronics suppliers. Our primary OEM suppliers are HP, Acer, Panasonic, Seagate, Lenovo, Intel, Lexmark, Symantec, Microsoft and Xerox.

Our largest OEM supplier is HP. Revenue from the sale of HP products represented approximately 36%, 32%, and 28% of our revenue for fiscal years 2009, 2008, and 2007 respectively. We entered into a U.S. Business Development Partner Agreement with HP on November 6, 2003, which governs our relationship with HP in the United States. The agreement remains in effect until May 31, 2010 unless terminated earlier in accordance with its terms. As is typical with our OEM supplier agreements, either party may terminate the agreement upon 30 days written notice. In addition, either party may terminate the agreement with cause upon 15 days written notice. “Cause” is not defined in the agreement. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreements with HP for the resale of products, support and services will automatically terminate upon such default or termination. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Our subsidiaries in Canada and Mexico have territorial supplier agreements with subsidiaries of HP located in the respective countries.

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

Our Customers

We distribute IT products to more than 15,000 resellers, system integrators and retailers. Resellers are classified primarily by the end-users to whom they sell as well as the services they provide. End-users include large corporations or enterprises, governments, small-to medium-sized businesses, or SMBs, and personal users. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. Systems integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly end users, and to a small degree, small office/home office customers.

No customer accounted for more than 10% of our total revenue in fiscal years 2009, 2008 and 2007. Some of our largest customers include CDW Corporation, Systemax Inc., and STAPLES Business Depot.

Our Services

We offer a variety of services to our customers. These services can be purchased individually or they can be purchased in combination with others in the form of supply chain solutions. The three major categories of services include the following:

Distribution Services. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and quickly fill orders for our reseller and retail customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller and retail customers.

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

Business Process Outsourcing. We offer a range of services to our customers that include customer management, software development, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print.

The above major categories of services are complemented by the following:

Logistics Services. We provide logistics support to our reseller customers such as outsourced fulfillment, virtual distribution and direct ship to end-users. Other logistics support activities we provide include generation of customized shipping documents, multi-level serial number tracking for customized, configured products and online order and shipment tracking. We also offer full turn-key logistics solutions designed to address the needs of large volume or specialty logistics services. Full turn-key service offerings is modular in nature and is designed to cover all aspects of the logistics lifecycle including, transportation management, inventory optimization, complementary product matching, reverse logistics, asset refurbishment and disposal and strategic procurement.

Online Services. We maintain electronic data interchange, or EDI, and web-based communication links with many of our reseller and retail customers. These links improve the speed and efficiency of our transactions with our customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-based application software that allows our customers or their end-user customers to order software and take delivery online.

Financing Services. We offer our reseller customers a wide range of financing options, including net terms, third party leasing, floor plan financing, letters of credit backed financing and arrangements where we collect payments directly from the end-user. The availability and terms of our financing services are subject to our credit policies or those of third party financing providers to our customers.

Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting resellers, system integrators and retailers including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows, database analysis, print on demand services and web-based marketing.

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

For a discussion of our business by segments, please see Note 17 of the Notes to the Consolidated Financial Statements.

Sales and Marketing

As of November 30, 2009, we employed 3,977 sales, marketing, contact center and demand generation services professionals. For distribution, we serve our large commercial, government reseller and retail customers through dedicated sales professionals. We market to smaller resellers and OEMs through dedicated regional sales teams. In addition, we have dedicated product management and sales specialists that focus on the sale and promotion of the products of selected suppliers. These specialists are also directly involved in establishing new relationships with leading OEMs to create demand for their products and services and with resellers for their customers’ needs. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities, promoting sales growth and ensuring customer satisfaction. We have sales offices in North America, Latin America and Asia and attempt to have sales and marketing professionals in close proximity to our reseller, retail and OEM customers.

We also have a sales team dedicated to cultivating new business process services opportunities with IT product OEMs. On selected opportunities, this team works with MiTAC International Corporation, or MiTAC International, to offer OEMs comprehensive outsourced supply chain solutions, please see Note 16 of the Notes to the Consolidated Financial Statements. This joint sales effort enables us to deliver complete design-to-delivery solutions for our OEM customers.

In addition, as part of our GBS business, we have sales teams dedicated to cultivating new business process services opportunities for our contact center and demand generation services, as well as for selling selected products in China. In our contact centers, we are contracted primarily by OEMs to provide services to their end user customers.

Our Operations

We operate close to 20 distribution facilities in the United States, Canada and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

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

To enhance the accuracy of our distribution order fulfillment and protect our inventory from shrinkage, our distribution systems also incorporate numerous controls. These controls include order weight checks, bar code scanning, and serial number profile verification to verify that the product shipped matches the customer order. We also use digital video imaging to record our small package shipping activities by order. These images and other warehouse and shipping data are available online to our customer service representatives, enabling us to quickly respond to order inquiries by our customers.

We operate our principal contract assembly facilities in the United States and the United Kingdom. We generally assemble IT systems, including workstations and servers, by incorporating system components from our distribution inventory and other sources. Additionally, we perform production value-added services, including kitting, asset tagging, hard drive imaging and reconfiguration. Our contract assembly facilities are ISO 9001:2008 and ISO 14001 certified.

In our GBS segment we provide comprehensive range of services to enhance the customer lifecycle and build customer relationships. These services primarily consist of technical support, customer service, demand generation, back office support for sales, marketing and administrative functions, solutions designed to acquire, support, retain and renew customer relationships.

Services are provided from multiple global locations to customers worldwide in multiple languages. The GBS services platform is supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, e-mail and digital print.

International Operations

Approximately 17%, 20%, and 22% of our total revenue for fiscal years 2009, 2008, and 2007 respectively, originated outside of the United States, with approximately 15%, 18%, and 19% for fiscal years 2009, 2008, and 2007 respectively, of our total revenue generated in Canada. A key element in our business strategy has been to provide our GBS capabilities to OEMs in locations that are cost beneficial, but low risk. However, our end market strategy for our distribution business remains focused on North America. For a discussion of our net revenue by geographic region, please see Note 17 of the Notes to the Consolidated Financial Statements.

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

Managing our OEM supplier incentive programs is another critical function of our purchasing group. We attempt to maximize the benefits of incentives, rebates and volume and early payment discounts that our OEM suppliers offer us from time to time. We carefully evaluate these supplier incentive benefits relative to our product handling and carrying costs so that we do not overly invest in our inventory. We also closely monitor inventory levels on a product-by-product basis and plan purchases to take advantage of OEM supplier provided price protection. By managing inventory levels at each of our regional distribution facilities, we can minimize our shipping costs by stocking products near to our resellers, retailers, and their end-user customers.

Financial Services

We offer various financing options to our customers as well as prepayment, credit card and cash on delivery terms. We also collect outstanding accounts receivable on behalf of our reseller customers in certain situations. In issuing credit terms to our reseller customers, we closely and regularly monitor their creditworthiness through our information systems, which contain detailed information on each customer’s payment history, as well as through periodic detailed credit file reviews by our financial services staff. In addition, we participate in a North American credit association whose members exchange customer credit rating information. We have also purchased credit insurance in some geographies to further control credit risks. Finally, we establish reserves for estimated credit losses in the normal course of business based on the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks.

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

Our major competitors in IT product distribution include Arrow, Avnet, Bell Microproducts, Ingram Micro, ScanSource and Tech Data and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers, which also sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. During this period, a number of players within the IT distribution industry exited or merged with other players. Over the years we have participated in this consolidation through our acquisitions of Merisel Canada Inc., Gates/Arrow, EMJ Data Systems Limited, Azerty United Canada, PC Wholesale and New Age Electronics, or New Age, and we continue to evaluate other opportunities. Our major competitors in our global business services include Teleperformance, Teletech and Accenture, and other global and regional service providers.

We constantly seek to expand our business into areas primarily related to our core distribution business as well as other support, logistics, business process outsourcing and related value-added services. As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors.

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

Employees

As of November 30, 2009, we had 6,330 full-time employees, including 3,977 in sales, marketing, contact center and demand generation services professionals, 1,750 in operations, and 603 in executive, finance, IT and administration. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our distribution capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled approximately 990, on a full-time equivalent basis, at November 30, 2009. Our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and useful life of the products we distribute;

•	market acceptance, quality, pricing and availability of our services;

•	competitive conditions in our industries that impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier-sponsored programs, such as price protection and return rights; and

•	the impact of the business acquisitions we make.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of Hewlett-Packard Company, or HP, products represented approximately 36%, 32%, and 28% of our total revenue in fiscal years 2009, 2008, and 2007, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2010. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

We provide contact center support services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions that could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. In addition, our customers may not guarantee a minimum call volume; however, we hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers, payment of any penalties for failure to meet performance levels or inability to terminate any unprofitable contracts may have an adverse impact on our operations and financial results.

We are subject to the risk that our inventory value may decline, and protective terms under our OEM supplier agreements may not adequately cover the decline in value, which in turn may harm our business, financial position and operating results.

The IT products industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Most of our OEM suppliers offer limited protection from the loss in value of inventory. For example, we can receive a credit from many OEM suppliers for products held in inventory in the event of a supplier price reduction. In addition, we have a limited right to return a certain percentage of purchases to most OEM suppliers. These policies are often subject to time restrictions and do not protect us in all cases from declines in inventory value. In addition, our OEM suppliers may become unable or unwilling to fulfill their protection obligations to us. The decrease or elimination of price protection or the inability of our OEM suppliers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our OEM suppliers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, either of which may harm our business, financial position and operating results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of November 30, 2009, we had 778 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

As of November 30, 2009, we had approximately $304 million in outstanding short and long-term borrowings under term loans, convertible senior notes and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make certain other restricted payments;

•	consummate certain asset sales or acquisitions;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios and satisfy certain financial condition tests, including a minimum net worth and a fixed charge coverage ratio as outlined in our senior secured revolving line of credit arrangement. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, the termination of the facility or the increase in our effective cost of funds. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

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

We extend credit to our reseller customers for a significant portion of our sales to them. Resellers and retailers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller customers will not pay for the products they purchase. In addition, our Mexico operations primarily focus on various long term projects with government and other local agencies, which involve extended payment terms and could expose us to additional collection risks. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers as a result of an economic downturn or a decrease in IT spending by end-users. If we are unable to collect payment for products we ship to our reseller customers or if our reseller customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize accounts receivable-based financing, which could negatively impact our cash flow and liquidity position.

We may suffer adverse consequences from changing interest rates.

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At November 30, 2009, we had approximately $150 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

Additionally, current market conditions, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our credit facilities have contractually negotiated spreads, terms such as these are subject to ongoing negotiations.

We experienced theft of product from our warehouses and future thefts could harm our operating results.

From time to time we have experienced incidents of theft at various facilities.

These types of incidents may make it more difficult or expensive for us to obtain theft coverage in the future. Also, incidents of theft may occur for which we may not be fully insured.

We are dependent on a variety of IT and telecommunications systems, and any failure of these systems could adversely impact our business and operating results.

We depend on IT and telecommunications systems for our operations. These systems support a variety of functions including inventory management, order processing, shipping, shipment tracking, billing, and contact center support.

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be affected if our reseller customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller customers from accessing information. Our contact call center is dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

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

In the fiscal years ended November 30, 2009 and 2008, approximately 17% and 20%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT service industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT service industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Robert Huang, our Chairman of the Board of Directors and Kevin Murai, our President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

Worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price, which in turn, may require us to record an impairment in the carrying value of our goodwill in accordance with Accounting Standards Codification, or ASC350, “Intangibles—Goodwill and Other.” More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our customers to accurately plan future business activities. While general economic conditions have recently begun to improve, there is no assurance that this trend will continue or at what rate.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. For the fiscal years ended November 30, 2009 and 2008, approximately 17% and 20%, respectively, of our total revenue was generated outside the United States. For the fiscal years ended November 30, 2009 and 2008, approximately 15% and 18%, respectively, of our total revenue was generated in Canada. No country other than the U.S. and Canada accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting accounts receivable generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such accounts receivable may be inadequate. In addition, our Mexico operations primarily focus on various long-term projects with government and other local agencies, which involve extended payment terms and could expose us to additional collection risks. Furthermore, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur additional expenses and loss.

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

Our investments in our contact center business could adversely affect our operating results as a result of operation execution risks related to managing and communicating with remote resources, technologies, customer satisfaction and employee turnover.

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

Risks Related to Our Relationship with MiTAC International Corporation

As of November 30, 2009, our executive officers, directors and principal stockholders owned approximately 35% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of November 30, 2009, our executive officers, directors and principal stockholders owned approximately 35% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 34% of our common stock.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliates. In fiscal year 2008, Mr. Miau received a $225,000 retainer from us and was granted a restricted stock award of 2,000 shares of our common stock for his services as Chairman of the Board based primarily upon his non-executive back-up role to Robert Huang, our then President and Chief Executive Officer. Compensation payable to Mr. Miau was based upon approval of the Nominating and Corporate Governance Committee, which is composed of disinterested members of the Board. For fiscal year 2009, Mr. Miau received the same compensation as other independent directors. Mr. Miau’s compensation is based upon the approval of the Nominating and Corporate Governance Committee. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2009, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.9% of Synnex Technology International and approximately 8.1% of MiTAC International. As of November 30, 2009, MiTAC International directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of November 30, 2009. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 13.7% of our outstanding common stock as of November 30, 2009. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

Consolidation of OEM suppliers has resulted in fewer sources for some of the products that we distribute. This consolidation has also resulted in larger OEM suppliers that have significant operating and financial resources. Some OEM suppliers, including some of the leading OEM suppliers that we service, have been selling products directly to end-users, thereby limiting our business opportunities. If large OEM suppliers increasingly sell directly to end-users or our resellers, rather than use us as the distributor of their products, our business and operating results will suffer.

OEMs could limit the number of supply chain service providers with which they do business, which in turn could negatively impact our business and operating results.

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

We operate in a highly competitive environment, both in the United States and internationally. The IT product distribution, BPO and contract assembly services industries are characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT product distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International and its affiliates.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended November 30, 2009, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. In the past, however, our internal controls have not eliminated all error. For example, in fiscal year 2007, we made a reclassification adjustment to our Consolidated Financial Statements and we were unable to timely file a Form 8-K relating to an acquisition. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

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

Our principal executive office is located in Fremont, California, which is owned by us. We operate distribution, assembly services and administrative facilities in seven different countries.

Our distribution business segment occupies over 30 facilities covering approximately 3 million square feet. We own a 620,000 square feet distribution and administrative center in Guelph, Ontario, Canada, a 340,000 square feet logistics facility in Olive Branch, Mississippi, a 127,700 square feet administrative and warehouse facility in Fremont, California, a 124,400 square feet administrative and assembly facility in Telford, United Kingdom, a 62,500 square feet distribution facility in Greenville, South Carolina. All of our remaining facilities are leased.

Our GBS business segment occupies over 15 facilities covering approximately 406,000 square feet, not including the facilities occupied by HiChina Web Solutions which is held for sale. We own a 74,325 square feet administrative and services facility in Cagayan de Oro City, Philippines, a 40,435 square feet administrative facility in Beijing, China and two administrative and services facilities in Tokyo, Japan occupying 4,078 square feet. All of our remaining facilities are leased.

We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current operating needs. Leases for our current facilities expire between February 2010 and November 2015.

Item 3.	Legal Proceedings

We are from time to time involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on our results of operations, financial position or cash flows of our business.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of November 30, 2009:

Name	Age	Position
Kevin Murai	46	President, Chief Executive Officer and a Director
Peter Larocque	48	President, U.S. Distribution
Dennis Polk	43	Chief Operating Officer
Thomas Alsborg	47	Chief Financial Officer
Simon Leung	44	Senior Vice President, General Counsel and Corporate Secretary

Kevin Murai, our President and Chief Executive Officer and a Director, joined us in March 2008. He served as Co-Chief Executive Officer until Robert Huang’s retirement in December 2008. Prior to SYNNEX, Mr. Murai was employed for 19 years at Ingram Micro, Inc. where he served in several executive management positions, including President and Chief Operating Officer. He holds a Bachelor of Applied Science degree in Electrical Engineering from the University of Waterloo in Ontario, Canada.

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

Dennis Polk is our Chief Operating Officer and has served in this capacity since July 2006. He previously served as Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University.

Thomas Alsborg is our Chief Financial Officer. He joined us in March 2007. Prior to SYNNEX, Mr. Alsborg was with Solectron Corporation where he served in various accounting and finance capacities over his ten-year tenure including Vice President and Chief Financial Officer of Solectron Global Services, Vice President of Finance and Vice President, Investor Relations. Prior to Solectron, Mr. Alsborg was with McDonald’s Corporation and a CPA with Ernst & Young LLP. Mr. Alsborg received a Bachelor of Science degree in Accounting from the Oral Roberts University, a Master in Business Administration, Finance and International Business from Santa Clara University.

Simon Leung is our Senior Vice President, General Counsel and Corporate Secretary and has served in this capacity since May 2001. Mr. Leung joined us in November 2000 as Corporate Counsel. Prior to SYNNEX, Mr. Leung was an attorney at the law firm of Paul, Hastings, Janofsky & Walker LLP. Mr. Leung received a Bachelor of Arts degree from the University of California, Davis and his Juris Doctor degree from the University of Minnesota Law School.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $0.001, is traded on the New York Stock Exchange, or NYSE, under the symbol “SNX.” The following table sets forth the range of high and low sales prices for our common stock for each of the periods listed, as reported by the NYSE.

	Price Range of Common Stock
	Low	High
Fiscal Year 2008
First Quarter	$17.63	$23.81
Second Quarter	$19.94	$25.20
Third Quarter	$21.89	$27.28
Fourth Quarter	$8.63	$23.56

Fiscal Year 2009
First Quarter	$8.70	$17.98
Second Quarter	$13.23	$26.00
Third Quarter	$22.51	$32.57
Fourth Quarter	$24.98	$33.02

As of January 20, 2010, our common stock was held by 984 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities place restrictions on our ability to pay dividends.

Stock Price Performance Graph

The stock price performance graph below, which assumes a $100 investment on November 30, 2004, compares our cumulative total shareowner return, the NYSE Composite Index and the Standard Industrial Classification, or SIC, Code Index (SIC Code 5045—Computer and Computer Peripheral Equipment and Software) for the period beginning November 30, 2004 through November 30, 2009. The closing price per share of our common stock was $28.31 on November 30, 2009. No cash dividends have been declared on our common stock since the initial public offering. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2004	11/30/2005	11/30/2006	11/30/2007	11/30/2008	11/30/2009
SYNNEX Corporation	100.00	62.81	91.14	82.92	41.98	113.62
NYSE Market Index	100.00	111.60	133.83	150.20	87.60	114.16
Computers & Peripheral Equipment	100.00	92.57	106.82	97.99	49.66	94.25

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated statements of operations and cash flow data presented below for the fiscal years ended November 30, 2009, 2008 and 2007 and the consolidated balance sheet data as of November 30, 2009 and 2008 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The consolidated statements of operations and other data for the fiscal years ended November 30, 2006 and 2005 and the consolidated balance sheet data as of November 30, 2007, 2006 and 2005 have been derived from our Consolidated Financial Statements that are not included in this Report. The consolidated statements of operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 18 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$7,719,197	$7,736,726	$6,986,714	$6,343,514	$5,640,769
Cost of revenue	(7,296,167)	(7,322,862)	(6,640,295)	(6,058,155)	(5,402,211)

Gross profit	423,030	413,864	346,419	285,359	238,558
Selling, general and administrative expenses	(273,381)	(267,498)	(236,938)	(189,117)	(159,621)

Income from continuing operations before non-operating items and income taxes	149,649	146,366	109,481	96,242	78,937
Interest expense and finance charges, net	(13,983)	(15,006)	(15,054)	(16,659)	(17,036)
Other income (expense), net	3,036	(7,812)	1,429	570	1,559

Income from continuing operations before income taxes and minority interest	138,702	123,548	95,856	80,153	63,460
Provision for income taxes	(50,656)	(45,705)	(35,216)	(28,320)	(23,912)
Minority interest in a subsidiary	133	225	—	(448)	58

Income from continuing operations	88,179	78,068	60,640	51,385	39,606
Income from discontinued operations, net of tax	3,909	5,729	2,487	—	511
Gain on sale of discontinued operations, net of tax	—	—	—	—	12,708

Net income	$92,088	$83,797	$63,127	$51,385	$52,825

Net income per common share, basic:
Continuing operations	$2.70	$2.47	$1.96	$1.73	$1.39
Discontinued operations	0.12	0.18	0.08	—	0.46

Net income per common share, basic	$2.82	$2.65	$2.04	$1.73	$1.85

Net income per common share, diluted:
Continuing operations	$2.59	$2.35	$1.86	$1.61	$1.27
Discontinued operations	0.11	0.17	0.07	—	0.43

Net income per common share, diluted	$2.70	$2.52	$1.93	$1.61	$1.70

	November 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,816	$35,147	$21,925	$27,881	$13,636
Working capital	762,683	590,588	419,708	416,865	350,529
Total assets	2,100,288	2,032,880	1,887,103	1,382,734	1,082,488
Current borrowings under term loans and lines of credit	150,740	340,466	351,142	50,834	28,548
Long-term borrowings	153,160	152,287	37,537	47,967	1,153
Total stockholders’ equity	818,370	679,841	604,554	511,546	437,225

	Fiscal Years Ended November 30,
	2009	2008	2007	2006	2005
	(in thousands)
Other Data:
Depreciation and amortization from continuing operations	$17,803	$16,811	$14,512	$9,781	$8,778

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Annual Report on Form 10-K, or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits and developments of our services and operations, our market strategy, our infrastructure, our investment in our IT systems, potential effects of the economic environment, anticipated benefits of our acquisitions including any related increase in fourth quarter seasonality, impact of acquisitions on our financial position, our revenue and operating results, economic and industry trends, our gross margins, our agreements with MiTAC International Corporation, or MiTAC International, our relationship with MiTAC International and Sun Microsystems, competition with Synnex Technology International, our estimates regarding our capital requirements, our future needs for additional financing, concentration of products and customers, expansion of our operations, our international operations, adequacy of our facilities, our legal proceedings, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, impact of changes in tax regulations, impact of rules and regulations affecting public companies, impact of our accounting policies, statements regarding our capitalization and stock price, our dividend policy, our estimated fair value of our reporting units and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We operate in two segments, distribution services and global business services, or GBS. We provide services in distribution, contract assembly and business process outsourcing services, or BPO. Our distribution services segment distributes computing, consumer electronics and complementary products to a variety of customers, including value-added resellers, or VARs, system integrators and retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print.

We bring synergy to our customers’ business process services requirements by bringing supply chain management, contract assembly and distribution expertise together under one service provider. Our business model is flexible and modular to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We combine our core strengths in distribution, demand generation, supply chain management, and contract assembly in an effort to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute to more than 15,000 technology products (as measured by active SKUs) from more than 100 IT OEM suppliers to more than 15,000 resellers, system integrators, and retailers throughout the United States, Canada and Mexico. We employ over 7,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 98% of our total revenue was from North America for the fiscal years ended November 30, 2009 and 2008 and 97% for the fiscal year ended November 30, 2007.

We purchase IT systems, peripherals, system components, software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Acer, Panasonic, Seagate and Lenovo and sell them to our reseller and retail customers. We perform a similar function for our purchases of licensed software products. Our reseller customers include VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Products purchased from our largest OEM supplier, HP, accounted for approximately 36%, 32%, and 28% of our total revenue for the fiscal years ended November 30, 2009, 2008, and 2007, respectively.

Revenue and Cost of Revenue

We derive our revenue primarily through the distribution of IT systems, peripherals, system components, software, networking equipment, assembly services and BPO. For products, we recognize revenue generally as products are shipped, if a purchase order exists, the sale price is fixed or determinable, collection of the resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. We review and adjust these provisions periodically. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers.

We provide our BPO services in our GBS segment to customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. Our agreements are usually short-term in nature, subject to early termination by our customers or us for any reason, typically with 30 to 90 days notice. Revenue is recognized as services are performed and if collection is reasonably assured.

None of our customers accounted for more than 10% of our total revenue in fiscal years 2009, 2008 or 2007. Approximately 36%, 32%, and 28% of our total revenue in fiscal years 2009, 2008 and 2007, respectively, was derived from the sale of HP products.

The distribution and contract assembly services industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT products and services is generally characterized by declining unit prices and short product life cycles. Our overall business is also highly competitive on the basis of price. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide. From time to time, we also participate in the incentive and rebate programs of our OEM suppliers. These programs are important determinants of the final sales price we charge to our reseller customers. To mitigate the risk of declining prices and obsolescence of our distribution inventory, our OEM suppliers generally offer us limited price protection and return rights for products that are marked down or discontinued by them. We carefully manage our inventory to maximize the benefit to us of these supplier provided protections.

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

A significant portion of our cost of revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any rebates and purchase discounts received from our OEM suppliers. Cost of product distribution revenue also consists of provisions for inventory losses and write-downs, freight expenses associated with the receipt in and shipment out of our inventory, and royalties due to OEM vendors. In addition, cost of revenue includes the cost of materials, labor and overhead for our contract assembly and GBS services.

Margins

The IT product industry in which we operate is characterized by low gross margin, and operating margin. Our gross margin has fluctuated between 4.96% and 5.48% annually over the past three years due to changes in the mix of products and services we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality and replacement of less profitable business with investments in higher margin and more profitable lines and lower costs associated with increased efficiencies. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin from continuing operations has also fluctuated between 1.6% and 1.9% annually over the past three years, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our distribution, contract assembly and BPO revenue, and the timing of our acquisitions and investments.

Recent Acquisitions and Divestitures

We seek to augment our services offering growth with strategic acquisitions of businesses and assets that complement and expand our global business services capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers, retail customers and OEM suppliers, new product lines, extended the geographic reach of our operations, particularly targeted in international markets, and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our Consolidated Financial Statements from the closing date of the acquisition.

Acquisitions and Divestitures during the Year Ended November 30, 2009

During the fiscal year ended November 30, 2009, we completed two acquisitions in our GBS segment. Through these acquisitions, we acquired web development services and complementary products for a total consideration of approximately $6.6 million. One of the acquisitions is reported under discontinued operations. These acquisitions, individually and in the aggregate, did not meet the conditions of material business combinations.

On December 22, 2009, we completed the sale of our controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions, providing domain name registration, web site hosting and design, to Alibaba.com Limited. Under the terms of the agreement, we received approximately $60 million for our approximately 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. We have agreed to guarantee the obligations of the holding company that sold HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment.

Acquisitions during the Year Ended November 30, 2008

During the fiscal year ended November 30, 2008, we completed the following acquisitions:

On April 1, 2008, we purchased substantially all of the assets of New Age Electronics Inc., or New Age, a privately-held distributor of IT and consumer electronics products to the U.S. retail sector. This acquisition expanded our consumer electronics distribution business. We paid a purchase price of $31.5 million in cash and an additional $11.8 million was accrued, to be paid subject to compliance with certain post-closing conditions. As of November 30, 2008, we paid $9.6 million of the accrual in full settlement of the additional payment. The acquisition agreement provided for additional earn-out payments to be paid subject to achieving certain milestones during the first twelve months after the date of acquisition. During fiscal year 2009, we paid $14.0 million toward the final earn-out payment. In connection with the net assets acquired, we refinanced approximately $84.0 million in working capital debt. The New Age business has been fully integrated into our distribution segment.

The purchase price allocation based on the fair value of assets acquired and liabilities assumed is as follows:

Fair Value
(in thousands)
Purchase consideration
Cash paid	$55,146
Transaction cost	125

$55,271

Allocation
Cash	$11,164
Accounts receivable	69,927
Inventories	71,774
Program receivable	5,306
Fixed assets	1,248
Prepaid expenses and other assets	387
Goodwill	32,430
Intangible assets (1)	12,253
Accounts payable	(54,076)
Accrued liabilities	(10,937)
Lease obligations	(202)
Loan payable	(84,003)

$55,271

(1)	Intangible assets will be amortized over a period of ten years.

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

	Pro Forma Basis for Fiscal Years Ended
	November 30, 2008	November 30, 2007
	(in thousands)
Revenue	$8,036,378	$7,882,929
Income from continuing operations	78,820	65,442
Net income per common share-basic	$2.49	$2.11
Net income per common share-diluted	2.37	2.00

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

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of Redmond Group of Companies, or RGC, we announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, were intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. During fiscal year 2007, we accrued $2.4 million in restructuring costs against goodwill related to the RGC acquisition in Canada as required for business combinations accounted by utilizing the purchase method of accounting. These charges were primarily associated with facilities consolidation of $1.1 million, workforce reductions of $0.7 million and contract termination costs of $0.6 million. During fiscal year 2009, we recorded an additional restructuring accrual of $0.9 million for the remaining lease obligations on the RGC facility. The balance outstanding for facility and exit costs as of November 30, 2009 and 2008 was $0.6 million and $0.3 million, respectively.

In fiscal year 2007, in conjunction with the above, we recorded $2.7 million for the restructuring, impairment and consolidation of our Canadian operations as a result of the acquisition of RGC and the purchase of our logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1.1 million for facilities consolidation, $0.5 million for workforce reductions, and $0.3 million for other costs. All charges were recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification 420, “Exit or Disposal Cost Obligations.” The majority of all non-continuing employees’ terminations were completed by November 30, 2007. This restructuring program was completed in fiscal year 2008.

In conjunction with this restructuring program, we recorded an impairment loss of $0.8 million for a property located in Ontario, Canada which is held for sale based on the fair value less costs to sell in accordance with FASB ASC 360, “Property, Plant and Equipment,” section, “Subsequent Measurement.” The net book value of the property was $1.7 million at November 30, 2008. In fiscal year 2009, this property was sold for $1.6 million at a loss of $.05 million.

In fiscal year 2008, in connection with the acquisition of New Age, we recorded liabilities of $0.6 million, as required for business combinations accounted by utilizing the purchase method of accounting. The measures, which included workforce reductions and facilities consolidation, that were intended to align our capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to our customers. These charges were primarily associated with workforce reductions of $0.4 million and facilities consolidation of $0.2 million. This restructuring program was completed in fiscal year 2008.

Economic and Industry Trends

Our revenue is highly dependent on the end-market demand for IT products. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT distribution industry and increased price based competition. The GBS industry is also extremely competitive. The customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services.

Seasonality

Our operating results are affected by the seasonality of the IT and consumer electronics products industries. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. In addition, with the addition of New Age in 2008, which has a higher concentration of consumer electronics sales, we expect our fourth quarter seasonal spike may be larger. These patterns may not be repeated in subsequent periods.

Deferred Compensation Plan

We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on uninvested amounts. Interest expense on the deferred amounts is classified in “Interest expense and finance charges, net” on our consolidated statement of operations. The plan allows for the participants to essentially direct investments of deferred amounts in equity securities and other investments. The equity securities are either classified as trading securities or cost securities. Generally, the gains (losses) on the deferred compensation securities are recorded in “Other income (expense), net” and an equal amount is charged (or credited if losses) to “Selling, general and administrative expenses” relating to compensation amounts which are payable to the plan participants. For the deferred compensation investments, we recorded a gain of $2.7 million, a loss of $5.9 million and a gain of $0.4 million in the fiscal years ended 2009, 2008 and 2007, respectively.

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

We provide our GBS services to our customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. These agreements are usually short-term in nature and subject to early termination by the customers or the Company for any reason, typically with 30 to 90 days notice. Typically the contracts are time-based or transactions based. Revenue is generally recognized over the term of the contract if the service has already been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.

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

OEM Supplier Programs. We receive funds from OEM suppliers for inventory price protection, product rebates, marketing and infrastructure reimbursement, and promotion programs. Product rebates are recorded as a reduction of cost of revenue. Marketing, infrastructure and promotion programs are recorded, net of direct costs, in selling, general and administrative expense. Any excess funds associated with these programs are recorded in cost of revenue. We accrue rebates based on the terms of the program and sales of qualifying products. Some of these programs may extend over one or more quarterly reporting periods. Amounts received or receivable from OEM suppliers that are not yet earned are deferred on our balance sheet. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. In addition, OEM suppliers may seek to change the terms of some or all of these programs or cease them altogether. Any such change could lower our gross margins on products we sell or revenue earned. We also provide reserves for receivables on OEM supplier programs for estimated losses resulting from OEM suppliers’ inability to pay, or rejections of such claims by OEM suppliers.

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

Goodwill and Intangible Assets. We assess potential impairment of our goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. We also assess potential impairment of our goodwill and intangible assets on an annual basis during our fourth quarter, regardless if there is evidence or suspicion of impairment. If indicators of impairment were present in intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors we consider important, which may cause impairment, include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment loss was recorded for the periods presented.

In accordance with ASC 350, “Intangible—Goodwill and Other,” a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

For the purpose of goodwill analysis, we have two reporting units, as defined by ASC 350, “Intangible—Goodwill and Other.” Our distribution services business segment is comprised of one Distribution Services reporting unit and the GBS business segment is comprised of one contact center reporting unit. We conducted our annual impairment analysis in the fourth quarter of fiscal year 2009. Our goodwill impairment analysis did not result in an impairment charge for the fiscal years ended 2009, 2008 or 2007.

Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions that we believe are reasonable but are uncertain and subject to changes in market conditions.

Long-lived assets. We review the recoverability of our long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No impairment of long-lived assets was recorded for the periods presented.

Income Taxes. As part of the process of preparing our Consolidated Financial Statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses, for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately considered more likely than not realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. Actual results could differ from our estimates.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Fiscal Years Ended November 30,
	2009	2008	2007
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(94.52)	(94.65)	(95.04)

Gross profit	5.48	5.35	4.96
Selling, general and administrative expenses	(3.54)	(3.46)	(3.39)

Income from continuing operations before non-operating items and income taxes	1.94	1.89	1.57
Interest expense and finance charges, net	(0.18)	(0.19)	(0.22)
Other income (expense), net	0.04	(0.10)	0.02

Income from continuing operations before income taxes and minority interest	1.80	1.60	1.37
Provision for income taxes	(0.66)	(0.59)	(0.50)
Minority interest in a subsidiary	—	—	—

Income from continuing operations	1.14	1.01	0.87
Income from discontinued operations, net of tax	0.05	0.07	0.03

Net income	1.19%	1.08%	0.90%

Fiscal Years Ended November 30, 2009, 2008 and 2007 from Continuing Operations

Revenue

	Fiscal Years Ended November 30,			Percent Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Revenue	$7,719,197	$7,736,726	$6,986,714	-0.2%	10.7%
Distribution Revenue	7,639,094	7,674,048	6,938,926	-0.5%	10.6%
GBS Revenue	101,138	82,494	65,316	22.6%	26.3%
Inter-Segment Elimination	(21,035)	(19,816)	(17,528)	6.2%	13.1%

In our distribution business, we sell in excess of 15,000 technology products (as measured by active SKU’s) from more than 100 IT OEM suppliers to more than 15,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office IT, development outsourcing, and post-sales technical support. The programs and customer service requirements change frequently from one period to the next and are often not comparable.

In fiscal year 2009, the distribution market place experienced a deep economic recession which caused overall channel volumes to decline between 10-15%.

Our decrease in distribution revenue year over year for the fiscal year ended November 30, 2009, was primarily attributable to the slow economic environment and adverse impact of foreign exchange translation of our Canadian distribution operations offset by market share gains and the full year impact of the New Age acquisition.

Our increase in distribution revenue for the fiscal year ended November 30, 2008 from the fiscal year ended November 30, 2007, was primarily attributable to our acquisition of New Age on April 1, 2008 in the United States and also to the full year impact of the acquisitions of PC Wholesale and RGC, which occurred in fiscal year 2007 in the United States and Canada, respectively.

Our increase in GBS revenue year over year for the fiscal year ended November 30, 2009 was mainly due to increased business, higher call volumes in our contact centers and additional revenue generated from our smaller acquisition.

More than 75% of the increase in our GBS revenue for the fiscal year ended November 30, 2008 from the fiscal year ended November 30, 2007 was attributable to full impact of the acquisitions made in fiscal years 2007 and 2008. The remaining increase in revenue was a result of continued organic growth.

Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Gross Profit	$423,030	$413,864	$346,419	2.2%	19.5%
Percentage of Revenue	5.48%	5.35%	4.96%	2.4%	7.9%

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

Our gross profit as a percentage of revenue increased by 13 basis points over the prior fiscal year 2008 primarily due to net changes in our product mix, expansion of our GBS services, greater success in maximizing our variable incentives and pricing policies and continued focus on costs and freight management.

The increase in gross profit as a percentage of revenue by 39 basis points in fiscal year 2008 over fiscal year 2007 was primarily due to the expansion of our GBS services, greater success in maximizing our variable incentives and continued focus on costs, inventory and freight management.

No specific customers, or changes in pricing strategy, individually or in the aggregate, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Selling, General and Administrative Expenses	$273,381	$267,498	$236,938	2.2%	12.9%
Percentage of Revenue	3.54%	3.46%	3.39%	2.3%	2.1%

Approximately two-thirds of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel fees. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment, bad debt expense, amortization expense of our intangible assets, administration and marketing expense, offset in part by reimbursements from OEM suppliers.

Selling, general and administrative expenses increased in fiscal year 2009 from fiscal year 2008, both on a dollar basis as well as percentage of revenue due to an increase in deferred compensation cost of $8.6 million, and an increase in depreciation and amortization expenses mainly due to the acquisitions and leasehold improvements of $0.9 million. These increases were offset in part by a reduction of $3.8 million of personnel and professional expenses and a reduction of $2.3 million in overhead, travel and communication costs as a result of cost control efforts.

Selling, general and administrative expenses increased in fiscal year 2008 from fiscal year 2007, both on a dollar basis as well as percentage of revenue due to a $23.8 million increase in compensation cost resulting from an increase in the number of employees, primarily from acquisitions, $10.6 million increase in overhead costs, rent and professional fees to support the operations, $2.8 million increase in bad debt expense, and $2.4 million increase in depreciation and amortization expenses mainly due to the acquisitions and leasehold improvements. These increases were offset in part by $6.3 million of increased losses related to our deferred compensation program and a decrease in restructuring costs of $2.7 million.

Income from Continuing Operations before Non-Operating Items, Income Taxes and Minority Interest

	Fiscal Years Ended November 30,			Percent Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Income from continuing operations before non-operating Items, income taxes and minority interest	$149,649	$146,366	$109,481	2.2%	33.7%
Percentage of Total Revenue	1.94%	1.89%	1.57%	2.6%	20.4%
Distribution income from continuing operations before non-operating income taxes and minority interest	137,724	138,826	103,088	-0.8%	34.7%
Percentage of Distribution Revenue	1.80%	1.81%	1.49%	-0.6%	21.5%
GBS income from continuing operations before non-operating items, income taxes and minority interest	11,925	7,540	6,393	58.2%	17.9%
Percentage of GBS Revenue	11.79%	9.14%	9.79%	29.0%	-6.6%

Our income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 1.94% in fiscal year 2009 from 1.89% and 1.57% in fiscal years 2008 and 2007, respectively, as a result of the higher margin profile in our GBS segment and improvements in gross margin in our distribution segment, partially offset by higher selling, general and administrative expenses.

Our distribution segment income from continuing operations before non-operating items, income taxes and minority interest as a percentage of distribution revenue decreased to 1.80% for fiscal year 2009 from the prior year of 1.81% primarily due to higher selling, general and administrative expenses offset by higher gross profit due to changes in the mix of our business, foreign exchange impact on inventory purchases, greater success in maximizing our variable incentives, and other cost reductions.

Our distribution segment income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue increased to 1.81% for fiscal year 2008 from 1.49% for fiscal year 2007, primarily due to the improvement in gross margin as a result of changes in the mix of our business, foreign exchange impact, greater success in maximizing our variable incentives and continued focus on costs, and improvements in inventory and freight management. These were offset in part by higher selling and administrative expenses to support our increased revenue.

Our GBS segment income from continuing operations before non-operating items, income taxes and minority interest as a percentage of GBS revenue increased to 11.8% for fiscal year 2009 from the prior year of 9.1%, primarily due to increased volume of business and better utilization of resources in our contact centers.

Our GBS segment income from continuing operations before non-operating items, income taxes and minority interest as a percentage of revenue decreased to 9.1% for fiscal year 2008 as compared to 9.8% for fiscal year 2007 mainly due to increased selling, general and administrative expenses to support increased revenue.

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Interest expense and finance charges, net	$13,983	$15,006	$15,054	-6.8%	-0.3%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit, other debt, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our multi-year contracts in our Mexico operation.

The decrease in interest expense and finance charges, net, in fiscal year 2009 from fiscal year 2008 was mainly due to lower finance charges of $6.8 million as a result of lower borrowings, lower flooring sales, and lower interest rates. This decrease was partially offset by $5.7 million of lower interest income primarily from our Mexico operation.

The decrease in interest expense and finance charges, net, in fiscal year 2008 from fiscal year 2007, was mainly due to lower finance charges of $1.7 million due to lower flooring sales and lower interest rates. This decrease was offset by lower interest income primarily from our Mexico operation of $1.8 million.

Other Income (Expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(in thousands)
Other income (expense), net	$3,036	$(7,812)	$1,429	-138.9%	-646.7%

Amounts recorded in other income (expense), net, include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in other income, net, in fiscal year 2009 from fiscal year 2008, was primarily due to gains of $9.6 million on deferred compensation investments and foreign exchange gains of $1.0 million.

The increase in other expense, net, in fiscal year 2008 from fiscal year 2007, was due to losses of $7.0 million in trading securities, $1.3 million for other-than-temporary impairment of our investments and foreign exchange losses of $1.0 million.

Provision for Income Taxes

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

Our effective tax rate was 36.5% in fiscal year 2009 as compared with an effective tax rate of 37.0% in fiscal 2008. The effective tax rate in fiscal year 2009 was slightly lower than fiscal year 2008, primarily due to higher profit contributions from lower tax jurisdictions as well as certain favorable permanent differences and an impact on deferred tax assets in certain foreign jurisdictions. Our effective tax rate was 37.0% in fiscal year 2008 as compared with an effective tax rate of 36.7% in fiscal year 2007. The effective tax rate in fiscal year 2008 was slightly higher than in fiscal year 2007, primarily due to an impact on deferred tax assets in certain foreign jurisdictions.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and earnings being higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. Currently we are undergoing a U.S. Internal Revenue Service audit for the 2004 and 2005 tax years. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Minority Interest

Minority interest is the portion of earnings from operations attributable to others. In March 2008, we acquired a controlling interest in Nihon Daikou Shouji Co. Ltd, or NDS, which operates in Japan. The minority interest is contained within our GBS segment.

Discontinued Operations

On December 22, 2009, we completed the sale of our controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions providing domain name registration, web site hosting and design, to Alibaba.com Limited. Under the terms of the agreement, we received approximately $60 million for our approximately 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. We have agreed to guarantee the obligations of the holding company that sold HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment.

The following table sets forth the portion of our results of operations attributable to HiChina Web Solutions:

	Fiscal Year Ended November 30,
	2009	2008	2007
	(in thousands)
Revenue	$37,081	$31,504	$17,405
Cost of revenue	(16,078)	(13,450)	(8,444)

Gross profit	21,003	18,054	8,961
Selling, general and administrative expenses	(15,736)	(12,573)	(6,297)

Income from operations before non-operating items, income taxes and minority interest	5,267	5,481	2,664
Interest expense and finance charges, net	413	575	181
Other expense, net	(7)	(19)	(35)

Income from operations before income taxes and minority interest	5,673	6,037	2,810
Provision for income taxes	(474)	610	49
Minority interest	(1,290)	(918)	(372)

Net income	$3,909	$5,729	$2,487

The following table includes HiChina assets and liabilities that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate in the consolidated balance sheets at November 30, 2009 and 2008.

	November 30, 2009	November 30, 2008
	(in thousands)
Assets
Cash and Cash equivalents	$21,590	$20,880
Short term investments	8,952	2,051
Property and equipment, net	6,256	4,099
Goodwill	29,920	25,730
Intangible assets	3,670	2,102
Other assets	3,797	2,522

Total assets held for sale	$74,185	$57,384

Liabilities
Current deferred liabilities	$10,198	$8,312
Other liabilities	7,950	6,582

Total liabilities related to assets held for sale	$18,148	$14,894

Minority interest	$7,402	$1,876

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

Net cash provided by operating activities was $262.0 million in fiscal year 2009. Cash provided by operating activities in fiscal year 2009 was primarily due to increase in accounts payable of $103.0 million, net income of $92.1 million, decrease in deferred assets of $44.7 million, was mainly due to a decrease in deferred costs of the multi-year contracts from our Mexico operation, and depreciation and amortization of $19.6 million, offset by decrease in deferred liabilities of $23.2 million, increase in inventory by $11.9 million and an increase in accounts receivable of $6.5 million.

In May 2009, our Canadian revolving accounts receivable securitization program was refinanced with a secured revolving credit arrangement. As a result, the related accounts receivable was brought on-balance sheet as compared to off-balance sheet under the prior arrangement. At the time of financing, $53.1 million of accounts receivable was recorded on-balance sheet.

Net cash provided by operating activities was $52.6 million in fiscal year 2008. Cash provided by operating activities in fiscal year 2008 was primarily due to $83.8 million of net income, a decrease in other assets of $41.6 million, and depreciation and amortization of $18.8 million, offset by an increase in accounts receivable of

$45.0 million, increase in inventories of $25.4 million, decrease in accounts payable of $36.6 million and a decrease in deferred liabilities of $28.3 million. The decrease in other assets and deferred liabilities resulted from the decrease in deferred revenue and deferred costs of the multi-year contracts from our Mexico operation.

Net cash used in operating activities was $152.5 million in fiscal year 2007. Cash used in operating activities in fiscal year 2007 was primarily attributable to the net increase in accounts receivable of $321.9 million and a decrease in deferred liabilities of $29.6 million, offset by a decrease in other assets of $38.3 million, increase in accounts payable of $71.4 million, depreciation and amortization of $15.8 million, and net income of $63.1 million. The increase in accounts receivable of $321.9 million is primarily due to a change in terms in our U.S. securitization arrangement during the first quarter of fiscal year 2007 which resulted in accounts receivable transacted in our U.S. securitization arrangement being classified as on-balance sheet transactions versus the prior quarter when they were classified as off-balance sheet.

Net cash used in investing activities was $69.6 million, $65.7 million and $136.8 million in fiscal years 2009, 2008 and 2007, respectively. Cash used in investing activities in fiscal year 2009 was primarily for capital expenditures of $25.0 million, which includes the purchase of a previously leased administrative and warehouse building in Fremont, California for $12.2 million, increase in restricted cash of $15.7 million which primarily relates to lockbox collections under our borrowing arrangements, and also for our future payments to our vendors relating to the long-term projects at the Company’s Mexico operation and purchase of short-term investments net of proceeds of $12.7 million. Cash used in investing activities in fiscal year 2008 was primarily for the acquisition of New Age and others for $28.0 million in total (net of cash acquired of $16.9 million) and capital expenditures of $33.5 million, which was primarily for the construction of a new logistics facility in Olive Branch, Mississippi and the expansion of our sales and marketing headquarters in Greenville, South Carolina. Cash used in investing activities in fiscal year 2007 was primarily due to the acquisition of SYNNEX-Concentrix Corporation, PC Wholesale, HiChina Web Solutions and RGC for $106.8 million in total, capital expenditures of $22.8 million and increase in restricted cash of $4.1 million.

In 2009, investments with maturities from the date of purchase greater than three months and less than one year have been corrected to classify such amounts as short-term investments rather than cash equivalents. The impact as of November 30, 2008 was a $3.0 million reduction in cash and a corresponding increase in short-term investments. The impact to cash flow from investing activities for fiscal 2007 and 2008 was not material; accordingly, no amounts have been revised. The impact on net cash used in investing activities for each of the interim periods in fiscal year 2009 was: for the three months ended February 28, 2009 the net cash used in investing activities was $3.9 million as reported and is $2.7 million as corrected; for the six months ended May 31, 2009 the net cash used in investing activities was $36.3 million as reported and is $39.2 million as corrected; and for the nine-months ended August 31, 2009 the net cash used in investing activities was $59.7 million as reported and is $63.6 million as corrected. We concluded that the correction was not material to prior period annual consolidated financial statements and to the interim consolidated financial statements for fiscal 2009 based on SEC Staff Accounting Bulletin No. 99: Materiality. We will present corrected consolidated statements of cash flows for each of the interim periods in fiscal 2009 in the fiscal 2010 comparative interim consolidated financial statements.

Net cash used in financing activities was $183.3 million in fiscal year 2009 and was a result of net cash used to repay bank loans and lines of credit of $196.9 million. Net cash provided by financing activities was $20.4 million in fiscal year 2008 and was primarily related to the proceeds from the issuance of convertible debt of $140.2 million, net, and proceeds from the issuance of common stock of $3.9 million, offset by the net repayments of securitization arrangements, bank loans and revolving line of credit of $120.7 million and repayment of a bank overdraft of $4.7 million. Net cash provided by financing activities was $309.3 million in fiscal year 2007, and was primarily related to net proceeds from securitization arrangements, bank loans and our revolving line of credit of $286.1 million, bank overdraft of $14.7 million and proceeds from issuance of common stock of $6.3 million.

We believe the unused portions of the lines of credit on our arrangements are sufficient to support our operating activities.

Interest expense was $18.0 million in 2009. It increased by $8.4 million from 2008 due to all financing arrangements being treated as on-balance sheet arrangements in 2009.

Capital Resources

Our cash and cash equivalents totaled $37.8 million and $35.1 million at November 30, 2009 and 2008, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. On January 23, 2009, we amended and restated the U.S. Arrangement, or the U.S. Amended and Restated Arrangement, to replace the lead bank and agent. The maturity date of the U.S. Amended and Restated Arrangement was amended from February 11, 2011 to January 22, 2010. The effective borrowing cost under the U.S. Amended and Restated Arrangement became a blend of the prevailing dealer commercial paper rates plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of November 30, 2009 was $119.0 million. The balance outstanding and pledged on the U.S. Arrangement as of November 30, 2008 was $207.2 million.

Subsequent to our fiscal 2009, year end, the U.S. Amended and Restated Arrangement was renewed on January 11, 2010 and has a new maturity date of January 10, 2011. Under the terms of renewal the program fee is reduced from 0.75% to 0.65% and the facility fee is reduced from 0.75% to 0.65%.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. On January 23, 2009, we amended and restated the Revolver, or the Amended and Restated Revolver, to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was also amended from $120.0 million to $80.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70.0 million to $150.0 million at our request in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at our option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by our inventory and other assets and expires on February 11, 2011. Among other changes, the Revolver was further amended such that it would be a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement were not extended. In addition, it would be also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated

Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement we do not have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding under the Amended and Restated Revolver as of November 30, 2009. The borrowing outstanding under the Revolver as of November 30, 2008 was $95.0 million.

SYNNEX Canada replaced the Canadian revolving line of credit arrangement or Canadian Arrangement of $30.0 million and replaced the accounts receivable securitization program, of C$110.0 million with a Canadian Revolving Arrangement in May 2009, having a maximum commitment of C$125.0 million. The Canadian Revolving Arrangement provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of November 30, 2009, there were outstanding standby letters of credit totaling $3.2 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lenders under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balance outstanding under our Canadian Revolving Arrangement as of November 30, 2009 was $29.1 million. The balance outstanding under the prior revolving line of credit arrangement as of November 30, 2008 was $15.0 million.

SYNNEX Canada also has a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit up to a maximum of C$30.0 million for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3.0 million in cash on deposit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20.0 million. Letters of credit issued against this facility were $0.9 million as of November 30, 2009 and $2.8 million as of November 30, 2008.

Our Mexico subsidiary, SYNNEX Mexico S.A. de C.V., or SYNNEX Mexico, established a secured term loan agreement, or Mexico Term Loan, with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is the Equilibrium Interbank Interest Rate, plus 2.00% per annum. During the twelve months ended November 30, 2009, this loan was repaid in its entirety. As of November 30, 2008 the balance outstanding on this term loan was $20.2 million.

We have other lines of credit and revolving facilities with financial institutions which provide for borrowing capacity aggregating approximately $5.8 million and $5.4 million at November 30, 2009 and 2008, respectively. At November 30, 2009 and 2008, we had borrowings of $2.1 million and $2.5 million, respectively, outstanding under these facilities.

We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions, totaling approximately $10.0 million and $9.2 million at November 30, 2009 and 2008, respectively. The expiration dates of all of our various facilities range from 2010 to 2017. Future principal payments due under these term loans and mortgages, and payments due under our operating lease arrangements after November 30, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Contractual Obligations:
Principal debt payments	$160,150	$150,740	$1,265	$1,407	$6,738
Interest on debt	4,237	1,755	937	795	750
Non-cancelable operating leases	80,079	16,868	30,471	23,029	9,711

Total	$244,466	$169,363	$32,673	$25,231	$17,199

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $105.1 million as of November 30, 2009 and $180.7 million as of November 30, 2008. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

As of November 30, 2009 we had a liability of $10.1 million for unrecognized tax benefits under certain tax positions. As we are unable to reasonably predict the timing of settlement of these liabilities, the table above excludes such liabilities.

Off-Balance Sheet Arrangements

Our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada, replaced the accounts receivable securitization program in Canada, with a secured revolving credit arrangement, or the Canadian Revolving Arrangement, in May 2009. In connection with the Canadian Revolving Arrangement, we pledged our stock in SYNNEX Canada. Prior to its replacement, the Canadian Arrangement was accounted for as an off-balance sheet transaction because we funded the advances by selling rights, title and interest in U.S. and Canadian trade receivables, or Canadian Receivables, to the financial institution on a fully-serviced basis. The amount of our Canadian Receivables sold to the financial institution and not yet collected from customers as of November 30, 2008 was $59.2 million. Under the terms and conditions of the Canadian Revolving Arrangement the accounts receivable portion is accounted for as an on-balance sheet financing arrangement.

Covenants Compliance

In relation to our U.S. Amended and Restated Arrangement, the Amended and Restated Revolver and the Canadian Revolving Arrangement, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants and restrict our ability to incur additional debt. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratio. They also limit our ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes subject to certain liquidity tests. As of November 30, 2009, we were in compliance with all material covenants for the above arrangements.

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

Related Party Transactions

We have a business relationship with MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of November 30, 2009, MiTAC International and its affiliates beneficially owned approximately 34% of our common stock. In addition, Matthew Miau, the Chairman Emeritus of our Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International to collaborate on OEM outsourcing opportunities and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $235.5 million, $261.6 million and $297.9 million during fiscal years 2009, 2008 and 2007, respectively. Our sales to MiTAC International and its affiliates during fiscal years 2009, 2008 and 2007 totaled approximately $2.8 million, $2.0 million and $1.9 million, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

Beneficial Ownership of our Common Stock by MiTAC International.

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 34% of our common stock as of November 30, 2009. These shares are owned by the following entities:

MiTAC International (1)	6,738,412
Synnex Technology International Corp. (2)	4,689,244

Total	11,427,656

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,167,228 shares (of which 46,394 shares are directly held and 1,120,834 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it to do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our then President and Chief Executive Officer. During fiscal year 2008, we purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan and in 2009 had no such purchases. As of November 30, 2009, the value of the investment was $1.2 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued a new accounting pronouncement which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with ASC 450, “Contingencies.” The new standard is effective for fiscal years that begin after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We will account for business combinations under the new standard effective December 1, 2009.

In December 2007, the FASB issued accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. Effective December 1, 2009, minority interest will be reported under the stockholders’ equity.

In April 2008, the FASB issued a new accounting pronouncement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles—Goodwill and Other.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under this standard and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations.” This new standard is effective for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We do not expect the adoption of this new standard to have a material impact on our consolidated results of operations and financial condition.

In May 2008, the FASB issued a new accounting pronouncement which requires an issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal year 2010. The accounting pronouncement is applicable to our Convertible Senior Notes which were issued in May 2008. The impact of the adoption of the new pronouncement will be an increase in non-cash interest expense, net of tax, in a range of approximately $2.5 million to $3.2 million per annum.

In June 2008, the FASB ratified guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. This is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the ratification of this new standard to have a material impact on our consolidated results of operations and financial condition.

In November 2008, the FASB clarified guidance that the initial carrying value of an equity method investment should be determined in accordance with ASC 805, “Business Combination.” Other-than-temporary impairment of an equity method investment should be recognized in accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2010. We do not expect the clarified guidance to have a material impact on our consolidated results of operations and financial condition.

In November 2008, the FASB ratified the standard that applies to defensive assets that are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. This standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with ASC 805, “Business Combinations,” and ASC 820, “Fair Value Measurements and Disclosures.” This standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. Intangible assets acquired in fiscal year 2010 and later will be accounted for in accordance with this standard. We do not expect the ratification of this standard to have a material impact on our consolidated results of operations and financial condition.

In November 2008, the FASB ratified the standard that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. This standard is effective for fiscal years beginning on or after

December 15, 2008 and interim periods within those fiscal years and will be adopted by us in the first quarter of fiscal year 2010. We do not have any financial instruments indexed to our stock as of November 30, 2009.

In June 2009, the FASB issued a new accounting pronouncement that eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This standard will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009 and in interim periods within those first annual reporting periods with earlier adoption prohibited. This standard will be applicable to us in the first quarter of fiscal year 2010. We do not expect the adoption of this new standard to have a material impact on our consolidated results of operations and financial condition.

In June 2009, the FASB issued a new accounting pronouncement to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This new standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by us in the first quarter of fiscal year 2010. We do not expect the adoption of this new standard to have a material impact on our consolidated results of operations and financial condition.

In October 2009, the FASB issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting standard to our consolidated financial statements.

During the fiscal year 2009, we adopted the following accounting standards:

Effective December 1, 2007, we adopted new standards relating to the fair value disclosure of our financial assets and liabilities. Effective December 1, 2008, we adopted these new accounting standards as they applied to our non-financial assets and non-financial liabilities. The impact of our adoption is discussed in Note 11 of the Notes to the Consolidated Financial Statements.

Effective December 1, 2008, we adopted new standards relating to accounting for transfers of financial assets and repurchase financing transactions. These new standards require that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction unless certain criteria are met. We adopted these standards in the first quarter of fiscal year 2009 and the adoption had no impact on our financial statements.

In March 2008, the FASB issued a new standard that requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was adopted by us in the first quarter of fiscal year 2009. The impact of the adoption of this standard is discussed in Note 10 of the Notes to the Consolidated Financial Statements.

In December 2008, the FASB issued standards that amend and enhance the disclosure requirements for public enterprises that have a variable interest in a variable interest entity. These standards are effective for the first reporting period ending after December 15, 2008 and were adopted by us in the first quarter of fiscal year 2009. The disclosures required by these standards are included in Note 2 of the Notes to the Consolidated Financial Statements.

In May 2009, the FASB issued a new accounting pronouncement that establishes the standards for accounting for and disclosures of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by us in the third quarter of fiscal year 2009. This standard requires entities to disclose the date through which subsequent events were evaluated. We have evaluated subsequent events through the time of filing these financial statements with the SEC on February 5, 2010.

In June 2009, the FASB launched the “FASB Accounting Standards Codification,” which supersedes all existing non-SEC accounting and reporting standards. This standard is effective in the first interim and annual periods ending after September 15, 2009 and was adopted by us in the fourth quarter of fiscal year 2009. This pronouncement had no effect on our consolidated financial statements upon adoption, other than prior references to GAAP were replaced with references to the applicable codification paragraphs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the Canadian dollar, Philippines peso, Mexican peso and British pound. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values in our outstanding derivative instruments at November 30, 2009 and 2008 that are sensitive to the changes in foreign currency exchange rates (in thousands). The modeling technique used measures the change in fair values arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands). Although we do not apply hedge accounting to our forward contracts, our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2009	$(13,865)	$(8,967)	$(4,571)	$(69)	$3,010	$6,311	$9,347
Forward contracts at November 30, 2008	$(16,077)	$(10,127)	$(4,799)	$2,058	$4,347	$8,306	$11,929

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

A 1.5% increase or decrease in rates at November 30, 2009 would not result in any material change in the fair value of our obligations. The following tables present the hypothetical interest expense related to our outstanding borrowings for the years ended November 30, 2009 and 2008 that are sensitive to changes in interest rates. The modeling technique used measures the interest expense arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% for the years ended November 30, 2009 and 2008 (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$5,805	$6,146	$6,488	$6,829	$7,171	$7,512	$7,853
SYNNEX Canada	1,242	1,315	1,388	1,461	1,534	1,607	1,680

Total for the year ended November 30, 2009	$7,047	$7,461	$7,876	$8,290	$8,705	$9,119	$9,533

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$9,929	$10,513	$11,097	$11,681	$12,265	$12,849	$13,433
SYNNEX Mexico	1,830	1,937	2,045	2,153	2,260	2,368	2,475
SYNNEX Canada	516	546	577	607	638	668	698
SYNNEX UK	7	8	8	9	9	9	10

Total for the year ended November 30, 2008	$12,282	$13,004	$13,727	$14,450	$15,172	$15,894	$16,616

Equity Price Risk

The equity price risk associated with our marketable equity securities at November 30, 2009 and 2008 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concludes that, as of November 30, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of SYNNEX Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SYNNEX Corporation and its subsidiaries at November 30, 2009 and November 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2009 in conformity with generally accepted accounting principles in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

February 5, 2010

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	November 30, 2009	November 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,816	$35,147
Short-term investments	21,219	13,348
Accounts receivable, net	820,633	807,185
Receivable from vendors, net	99,610	95,735
Receivable from affiliates	5,144	4,659
Inventories	713,813	696,008
Deferred income taxes	27,787	25,299
Current deferred assets	13,830	13,322
Other current assets	26,522	9,445
Assets held for sale	74,185	24,981

Total current assets	1,840,559	1,725,129
Property and equipment, net	94,725	80,503
Goodwill	107,563	87,708
Intangible assets, net	18,066	24,354
Deferred income taxes	2,849	5,923
Long-term deferred assets	10,636	50,907
Other assets	25,890	25,953
Assets held for sale	—	32,403

Total assets	$2,100,288	$2,032,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$150,740	$340,466
Accounts payable	687,432	571,329
Payables to affiliates	82,728	73,631
Accrued liabilities	117,599	109,726
Current deferred liabilities	18,798	22,497
Income taxes payable	2,431	4,593
Liabilities related to assets held for sale	18,148	12,299

Total current liabilities	1,077,876	1,134,541
Long-term borrowings	9,410	8,537
Convertible debt	143,750	143,750
Long-term liabilities	29,285	26,591
Long-term deferred liabilities	9,742	30,972
Deferred income taxes	1,442	1,380
Liabilities related to assets held for sale	—	2,595

Total liabilities	1,271,505	1,348,366

Minority interest in a subsidiary	3,011	2,797
Minority interest of discontinued operations	7,402	1,876

Commitments and contingencies (Note 21)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized,
33,602 and 31,954 shares issued and outstanding	34	32
Additional paid-in capital	236,213	207,558
Accumulated other comprehensive income	23,723	5,357
Accumulated other comprehensive income of discontinued operations	3,428	4,010
Retained earnings	554,972	462,884

Total stockholders’ equity	818,370	679,841

Total liabilities and stockholders’ equity	$2,100,288	$2,032,880

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2009	2008	2007
Revenue	$7,719,197	$7,736,726	$6,986,714
Cost of revenue	(7,296,167)	(7,322,862)	(6,640,295)

Gross profit	423,030	413,864	346,419
Selling, general and administrative expenses	(273,381)	(267,498)	(236,938)

Income from continuing operations before non-operating items, income taxes and minority interest	149,649	146,366	109,481
Interest expense and finance charges, net	(13,983)	(15,006)	(15,054)
Other income (expense), net	3,036	(7,812)	1,429

Income from continuing operations before income taxes and minority interest	138,702	123,548	95,856
Provision for income taxes	(50,656)	(45,705)	(35,216)
Minority interest in a subsidiary	133	225	—

Income from continuing operations	88,179	78,068	60,640
Income from discontinued operations, net of tax	3,909	5,729	2,487

Net income	$92,088	$83,797	$63,127

Earnings per share—basic:
Income from continuing operations	$2.70	$2.47	$1.96
Income from discontinued operations	0.12	0.18	0.08

Net income per common share—basic	$2.82	$2.65	$2.04

Earnings per share—diluted:
Income from continuing operations	$2.59	$2.35	$1.86
Income from discontinued operations	0.11	0.17	0.07

Net income per common share—diluted	$2.70	$2.52	$1.93

Weighted-average common shares outstanding—basic	32,711	31,619	30,942

Weighted-average common shares outstanding—diluted	34,013	33,263	32,674

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders’	Comprehensive Income
	Shares	Amount
Balances, November 30, 2006	30,477	$30	$181,188	$13,999	$316,329	$511,546
Share-based compensation	—	—	5,281	—	—	5,281
Tax benefits from exercise of non-qualified stock options	—	—	2,310	—	—	2,310
Issuance of common stock on exercise of options and restricted stock	814	1	6,610	—	—	6,611
Issuance of common stock for employee stock purchase plan	37	—	739	—	—	739
Change in unrealized gains on available for sale securities	—	—	—	245	—	245	245
Foreign currency translation adjustment	—	—	—	14,695	—	14,695	14,695
Net income	—	—	—	—	63,127	63,127	63,127

Balances, November 30, 2007	31,328	31	196,128	28,939	379,456	604,554	78,067

Share-based compensation	—	—	6,637	—	—	6,637
Tax benefits from exercise of non-qualified stock options	—	—	2,091	—	—	2,091
Issuance of common stock on exercise of options and restricted stock	587	1	3,149	—	—	3,150
Issuance of common stock for employee stock purchase plan	39	—	741	—	—	741
Cumulative effect of adopting uncertain tax position	—	—	(1,188)	—	(369)	(1,557)
Change in unrealized gains on available for sale securities	—	—	—	578	—	578	578
Foreign currency translation adjustment	—	—	—	(20,150)	—	(20,150)	(20,150)
Net income	—	—	—	—	83,797	83,797	83,797

Balances, November 30, 2008	31,954	32	207,558	9,367	462,884	679,841	64,225

Share-based compensation	—	—	8,193	—	—	8,193
Tax benefits from exercise of non-qualified stock options	—	—	7,018	—	—	7,018
Issuance of common stock on exercise of options and restricted stock	1,596	2	11,663	—	—	11,665
Issuance of common stock for employee stock purchase plan	52	—	751	—	—	751
Changes in HiChina minority interest	—	—	1,030	—	—	1,030
Change in unrealized gains on available for sale securities	—	—	—	24	—	24	24
Foreign currency translation adjustment	—	—	—	17,760	—	17,760	17,760
Net income	—	—	—	—	92,088	92,088	92,088

Balances, November 30, 2009	33,602	$34	$236,213	$27,151	$554,972	$818,370	$109,872

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended November 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$92,088	$83,797	$63,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	11,701	11,010	9,187
Amortization of intangible assets	7,925	7,754	6,578
Share-based compensation	8,193	6,637	5,281
Provision for doubtful accounts	12,235	10,304	7,491
Inventory reserve	13,809	9,006	6,135
Tax benefits from employee stock plans	7,018	2,091	2,310
Excess tax benefit from share-based compensation	(6,135)	(1,815)	(2,145)
Unrealized (gain) loss on trading securities	(3,229)	5,216	(401)
Realized (gain) loss on investments	505	443	(559)
Loss (gain) on disposal of fixed assets	167	25	(17)
Loss on impairment of fixed assets	—	—	828
Other-than-temporary impairment on securities	94	1,288	221
Minority interest	1,157	693	372
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(6,455)	(45,013)	(321,941)
Receivables from vendors	(2,509)	2,760	864
Receivables from affiliates	(485)	5,130	(7,934)
Inventories	(11,883)	(25,385)	(4,278)
Other assets	44,725	41,632	38,305
Payable to affiliates	9,097	6,297	(22,497)
Accounts payable	103,008	(36,622)	71,376
Accrued liabilities	4,190	(4,332)	24,868
Deferred liabilities	(23,176)	(28,323)	(29,624)

Net cash provided by (used in) operating activities	262,040	52,593	(152,453)

Cash flows from investing activities:
Purchase of investments	(34,421)	(14,005)	(9,015)
Proceeds from sale of investments	21,678	14,692	5,805
Acquisition of businesses, net of cash acquired	(16,121)	(28,015)	(106,783)
Purchase of property and equipment	(25,011)	(33,521)	(22,781)
Purchase of intangible asset	—	(1,432)	—
Increase in restricted cash	(15,715)	(3,412)	(4,051)

Net cash used in investing activities	(69,590)	(65,693)	(136,825)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	2,713,857	1,756,514	1,341,921
Payment of revolving line of credit and securitization	(2,890,255)	(1,853,720)	(1,043,038)
Proceeds from bank loans	—	—	11,042
Payment of bank loans	(20,489)	(23,515)	(23,872)
Proceeds from the issuance of convertible debt (net of issuance costs of $3,575)	—	140,175	—
Excess tax benefit from share-based compensation	6,135	1,815	2,145
Bank overdraft	(4,980)	(4,742)	14,733
Proceeds from issuance of common stock	12,416	3,890	6,331

Net cash provided by (used in) financing activities	(183,316)	20,417	309,262

Effect of exchange rate changes on cash and cash equivalents	(5,754)	10,889	(4,990)

Net increase in cash and cash equivalents	3,380	18,206	14,994
Cash and cash equivalents at beginning of period	56,026	37,820	22,826

Cash and cash equivalents at end of period	$59,406	$56,026	$37,820

Supplemental disclosures of cash flow information:
Interest paid	$18,012	$9,639	$7,072

Income taxes paid	$44,409	$44,492	$31,254

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to original equipment manufacturers (“OEMs”), software publishers and reseller and retailer customers worldwide. SYNNEX’s service offering includes product distribution, logistics services, global business services (“GBS”) and contract assembly. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom (“UK”).

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

Consolidation of variable interest entity

In fiscal year 2007, the Company acquired a majority interest in China Civilink (Cayman). China Civilink operated in China as HiChina Web Solutions. HiChina Web Solutions provided internet and webhosting services. People’s Republic of China (“PRC”) law currently limits foreign ownership of companies that provided internet content and advertising services. To comply with these foreign ownership restrictions, the Company operated in China with PRC citizens through contractual arrangements. The Company has the ability to substantially influence the daily operations and financial affairs. As a result of these contractual arrangements, which enabled the Company to control HiChina Web Solutions and its affiliates, the Company is the primary beneficiary of these companies. Accordingly, the Company regarded HiChina Web Solutions as a variable interest entity under ASC 810, “Consolidation.” On December 22, 2009 the Company sold its interest in HiChina Web Solutions to Alibaba.com Ltd. and its results are presented as a discontinued operation.

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

The GBS services segment provides contact center services that deliver voice, e-mail and technical support services on a global platform, demand generation services, and print on demand services.

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

Restricted cash

As of November 30, 2009, the Company had restricted cash in the amount of $31,319. Of this amount, $14,304 is reported in “Other assets” and relates to future payments to its vendors relating to the long-term projects at the Company’s Mexico operation. The remaining $17,015 is reported in “Other current assets” and relates to the lockbox collections under the Company’s borrowing arrangements.

As of November 30, 2008, the Company had restricted cash in the amount of $15,604 which is reported in “Other assets” primarily for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation.

Investments

The Company classifies its investments in marketable securities as trading and available-for-sale. Marketable securities related to its deferred compensation plan are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income (expense), net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. Realized gains and losses on available-for-sale securities, which are calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, are recorded in “Other income (expense), net” as incurred.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

To determine whether a decline in value is other-than-temporary, the Company evaluates several factors, including the current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and the Company’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, the Company records reductions in carrying values to estimated fair values, which are determined based on quoted market prices if available or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.

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

For the fiscal year ended November 30, 2009 the Company recorded another-than-temporary impairment of $94 in the value of investments. The Company recorded an other-than-temporary impairment of $1,288 and $221 for the fiscal years ended November 30, 2008 and 2007, respectively.

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

Goodwill and Intangible assets

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. The Company also assesses potential impairment of its goodwill and assets on an annual basis during its fourth quarter, regardless if there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment loss was recorded for the periods presented.

In accordance with ASC 350, “Intangible—Goodwill and Other,” a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

For the purpose of its goodwill analysis, the Company has two reporting units, as defined by ASC 350, “Intangible—Goodwill and Other.” The Company’s distribution services business segment is comprised of one Distribution Services reporting unit and the GBS business segment is comprised of the contact center reporting unit. The Company conducted their annual impairment analysis in the fourth quarter of fiscal year 2009. The goodwill impairment analysis did not result in an impairment charge for the fiscal years ended 2009, 2008 or 2007.

Determining the fair value of a reporting unit and intangible asset is judgmental and involves the use of significant estimates and assumptions. The Company based their fair value estimates on assumptions that they believe are reasonable but are uncertain and subject to changes in market conditions.

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

Software costs

The Company develops its software platform for internal use only. The majority of development costs include payroll and other related costs, such as costs of support, maintenance and training functions that are not subject to capitalization. The costs of software enhancements were not material for the periods presented. If internal software development costs become material, the Company will capitalize the costs based on the defined criteria for capitalization in accordance with ASC 350, “Intangibles—Goodwill and Other,” subtopic 40, “Internal—Use Software.”

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2009, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through November 30, 2009, such losses have been within management’s expectations.

In fiscal years 2009, 2008 and 2007, no single customer exceeded 10% or more of the Company’s total revenue. At November 30, 2009 and 2008, one customer accounted for approximately 11% and 17% of the total consolidated accounts receivable balance, respectively. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 36%, 32% and 28% of the total revenue for the fiscal years ended November 30, 2009, 2008 and 2007, respectively.

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

The Company provides GBS services to its customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service it offers. These agreements are usually short-term in nature and subject to early termination by the customers or the Company for any reason, typically with 30 to 90 days notice. Typically the contracts are time-based or transactions based. Revenue is generally recognized over the term of the contract if the service has already been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.

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

Income taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided against deferred tax assets that are not likely to be realized.

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

Share-based compensation

ASC 718, “Compensation—Stock Compensation” requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of ASC 718, “Compensation—Stock Compensation,” share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility and expected life.

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

ASC 260, “Earnings per Share,” requires that employee stock options, non-vested restricted stock and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported. Prior period financial information is adjusted to present results from continuing operation.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued a new accounting pronouncement which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with ASC 450, “Contingencies.” The new standard is effective for fiscal years that begin after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company will account for business combinations under the new standard effective December 1, 2009.

In December 2007, the FASB issued accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2010. Effective December 1, 2009, minority interest will be reported under the stockholders’ equity.

In April 2008, the FASB issued a new accounting pronouncement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles—Goodwill and Other.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under this standard and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations.” This new standard is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company does not expect the adoption of this new standard to have a material impact its consolidated results of operations and financial condition.

In May 2008, the FASB issued a new accounting pronouncement which requires an issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2010. The accounting pronouncement is applicable to our Convertible Senior Notes which were issued in May 2008. The impact of the adoption of the new pronouncement will be an increase in non-cash interest expense, net of tax, in a range of approximately $2,537 to $3,211 per annum.

In June 2008, the FASB ratified guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. This is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the ratification of this new standard to have a material impact on its consolidated results of operations and financial condition.

In November 2008, the FASB clarified guidance that the initial carrying value of an equity method investment should be determined in accordance with ASC 805, “Business Combinations.” Other-than-temporary impairment of an equity method investment should be recognized in accordance with ASC 323,

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

“Investments—Equity Method and Joint Ventures.” ASC 323, “Investments—Equity Method and Joint Ventures,” is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company does not expect the clarified guidance to have a material impact on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified the standard that applies to defensive assets that are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. This standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures.” This standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. Intangible assets acquired in fiscal year 2010 and after will be accounted for in accordance with this standard. The Company does not expect the ratification of this standard to have a material impact on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified the standard that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. This standard is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal year 2010. The Company does not have any financial instruments indexed to their stock as of November 30, 2009.

In June 2009, the FASB issued a new accounting pronouncement that eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This standard will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009 and in interim periods within those first annual reporting periods with earlier adoption prohibited. This standard will be applicable to the Company in the first quarter of fiscal year 2010. The Company does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial condition.

In June 2009, the FASB issued a new accounting pronouncement to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This new standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial condition.

In October 2009, the FASB issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

During the fiscal year 2009, the Company adopted the following accounting standards:

Effective December 1, 2007, the Company adopted new standards relating to the fair value disclosure of its financial assets and liabilities. Effective December 1, 2008 the Company adopted these new accounting standards as they applied to its non-financial assets and non-financial liabilities. The impact of the Company’s adoption is discussed in Note 11.

Effective December 1, 2008 the Company adopted new standards relating to accounting for transfers of financial assets and repurchase financing transactions. These new standards require that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction unless certain criteria are met. The Company adopted these standards in the first quarter of fiscal year 2009 and the adoption had no impact on its financial statements.

In March 2008, the FASB issued a new standard that requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company in the first quarter of fiscal year 2009. The impact of the adoption of this standard is discussed in Note 10.

In December 2008, the FASB issued standards that amend and enhance the disclosure requirements for public enterprises that have a variable interest in a variable interest entity. These standards are effective for the first reporting period ending after December 15, 2008 and were adopted by the Company in the first quarter of fiscal year 2009. The disclosures required by these standards are included in Note 2.

In May 2009, the FASB issued a new accounting pronouncement that establishes the standards for accounting for and disclosures of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the third quarter of fiscal year 2009. This standard requires entities to disclose the date through which subsequent events were evaluated. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on February 5, 2010.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

In June 2009, the FASB launched “The FASB Accounting Standards Codification,” which supersedes all existing non-SEC accounting and reporting standards. This standard is effective in the first interim and annual periods ending after September 15, 2009 and was adopted by the Company in the fourth quarter of fiscal year 2009. This pronouncement had no effect on the Company’s consolidated financial statements upon adoption, other than prior references to GAAP were replaced with references to the applicable codification paragraphs.

NOTE 3—STOCKHOLDERS’ EQUITY:

Amended and Restated 2003 Stock Incentive Plan

The Company’s 2003 Stock Incentive Plan was adopted by its Board of Directors and approved by its stockholders in 2003 and amended in 2008. The plan provides for the direct award or sale of shares of common stock, restricted stock and restricted stock units, the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors, advisors and consultants.

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

The number of authorized shares under the 2003 Stock Incentive Plan will not exceed 14,112 shares of common stock. No participant in the 2003 Stock Incentive Plan may receive option grants or stock appreciation rights for more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. No participant may receive restricted shares or restricted stock units that relate to more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. During the fiscal year ended November 30, 2009, the Board of Directors granted 157 options at exercise prices ranging from $19.51 to $30.96. During the fiscal year ended November 30, 2008, the Board of Directors granted 264 options at exercise prices ranging from $19.41 to $21.52 per share. In the fiscal year ended November 30, 2007, the Board of Directors granted 183 options at exercise prices ranging from $20.40 to $21.24 per share.

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

Amended and Restated 2003 Stock Incentive Plan, on and after January 4, 2007:

After January 4, 2007, qualified non-employee directors who first join the Board of Directors after the plan is effective receive an initial option grant of ten thousand shares and two thousand shares of restricted stock. All non-employee directors are eligible for annual grants of two thousand shares of restricted stock for each year they continue to serve. The exercise price of these option grants is equal to 100% of the fair market value of those shares on the date of the grant. In addition, one third of the restricted stock grants vest on each anniversary date of the grant over a period of three years. One third of the stock options shall vest on the first anniversary date of the grant and the remaining shall vest monthly over a two year period starting one month after the first anniversary of the date of grant. The annual grants of restricted stock vest in full upon the director’s retirement with the consent of the Board of Directors

Amended and Restated 2003 Stock Incentive Plan, after November 21, 2008:

After November 21, 2008, the vesting schedule for qualified non-employee directors’ annual grants of two thousand shares of restricted stock was amended for newly issued grants. One quarter of the restricted shares shall vest on the last day of each quarter there after following the date of the grant over a period of one year.

The Compensation Committee determines the exercise price of options or the purchase price of restricted stock grants, but the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the option price for nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant.

The following table summarizes the stock options outstanding and exercisable under the Company’s option plans as of November 30, 2009 and 2008:

	Number of Options at November 30, 2009		Number of Options at November 30, 2008
	Outstanding	Exercisable	Outstanding	Exercisable
Amended and Restated 2003 Stock Incentive Plan	3,729	3,208	5,044	4,290

2003 Employee Stock Purchase Plan

The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions. The maximum number of shares a participant may purchase during a single accumulation period is one thousand two hundred fifty. The plan was approved by the Company’s stockholders and approved by its Board of Directors in 2003. A total of 750 shares of common stock have been reserved for issuance under the ESPP.

The weighted-average per share ESPP enrollment date fair value of stock options during the fiscal years ended November 30, 2009 and 2008 was $1.80 and $2.05, respectively.

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

NOTE 4—SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense under the provisions of ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. The effects of recording share-based compensation for the fiscal years ended November 30, 2009, 2008 and 2007 were as follows:

	Fiscal Years Ended November 30,
	November 30, 2009	November 30, 2008	November 30, 2007
Share-based compensation expense by type of award:
Employee stock options	$2,730	$2,833	$2,409
Restricted stock	4,735	3,723	2,811
Employee stock purchase plan	100	81	62

Total share-based compensation	7,565	6,637	5,282
Tax effect on share-based compensation	(2,763)	(2,309)	(1,882)

Net effect on net income	$4,802	$4,328	$3,400

During the fiscal year ended November 30, 2009, the Company granted approximately 157 stock options, with an estimated total grant-date fair value of $1,771. Of this amount, the Company estimated that the share-based compensation for the awards not expected to vest was $37 for the fiscal year ended November 30, 2009. As of November 30, 2009, the unamortized stock based compensation balance related to stock options was $6,665 and will be recognized over an estimated weighted-average amortization period of 3.34 years.

Valuation Assumptions

ASC 718, “Compensation—Stock Compensation,” requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718, “Compensation—Stock Compensation.” The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Fiscal Years Ended November 30,
	2009	2008	2007
Stock option plan:
Expected life (years)	5.7	5.8	5.8
Risk free interest rate	2.6%	2.2%	3.9%
Expected volatility	43.6%	39.7%	35.6%
Dividend yield	0%	0%	0%
Stock purchase plan:
Expected life (years)	0.3	0.3	0.3
Risk free interest rate	0.1%	0.9%	3.5%
Expected volatility	65.1%	50.0%	35.5%
Dividend yield	0%	0%	0%

A summary of the activity under the Company’s stock option plans is set forth below:

	Shares Available For Grant	Options outstanding
		Number of Shares	Weighted-Average Exercise Price
Balances, November 30, 2006	3,343	5,994	$11.00
Restricted stock granted	(296)	—	—
Restricted stock cancelled	42	—	—
Options granted	(183)	183	20.82
Options exercised	—	(713)	9.82
Options cancelled	203	(203)	17.07

Balances, November 30, 2007	3,109	5,261	$11.27

Restricted stock granted	(331)	—	—
Restricted stock cancelled	20	—	—
Options granted	(264)	264	19.73
Options exercised	—	(446)	8.87
Options cancelled	35	(35)	16.81

Balances, November 30, 2008	2,569	5,044	$11.89

Restricted stock granted	(211)	—	—
Restricted stock cancelled	32	—	—
Options granted	(157)	157	27.31
Options exercised	—	(1,406)	9.41
Options cancelled	66	(66)	18.11

Balances, November 30, 2009	2,299	3,729	$13.37

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The options outstanding and exercisable at November 30, 2009 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$3.00 – $4.50	179	0.08	$4.50	$4,257	179	0.08	$4.50	$4,257
$7.00 – $10.00	1,618	1.23	$9.43	$30,556	1,618	1.23	$9.43	$30,556
$12.00 – $15.54	496	3.59	$12.11	$8,030	496	3.59	$12.11	$8,029
$16.10 – $30.96	1,436	6.67	$19.34	$13,170	915	5.74	$17.75	$9,664

$3.00 – $30.96	3,729	3.59	$13.37	$56,013	3,208	2.82	$11.94	$52,506

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.31 as of November 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of November 30, 2009 was 3,208.

The weighted-average, grant-date fair value of options, granted during the fiscal year ended November 30, 2009 was $11.28. The total fair value of shares vested during the fiscal year ended November 30, 2009 was $2,436. The total intrinsic value of options exercised during the fiscal year ended November 30, 2009 was $20,839. The total cash received from employees as a result of employee stock option exercises during the fiscal year ended November 30, 2009 was $13,221. In connection with these exercises, the tax benefits realized by the Company for the fiscal year ended November 30, 2009 was $7,018.

The weighted-average, grant-date fair value of options, granted during the fiscal year ended November 30, 2008 was $8.03. The total fair value of shares vested during the fiscal year ended November 30, 2008 was $2,617. The total intrinsic value of options exercised during the fiscal year ended November 30, 2008 was $6,017. The total cash received from employees as a result of employee stock option exercises during the fiscal year ended November 30, 2008 was $3,951. In connection with these exercises, the tax benefits realized by the Company for the fiscal year ended November 30, 2008 was $2,091.

The weighted-average, grant-date fair value of options, granted during the fiscal year ended November 30, 2007 was $8.68. The total fair value of shares vested during the fiscal year ended November 30, 2007 was $2,175. The total intrinsic value of options exercised during the fiscal year ended November 30, 2007 was $8,116. The total cash received from employees as a result of employee stock option exercises during the fiscal year ended November 30, 2007 was $7,004. In connection with these exercises, the tax benefits realized by the Company for the fiscal year ended November 30, 2007 was $2,310.

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

As of November 30, 2009, there was $15,412 of total unamortized share-based compensation related to nonvested restricted stock granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.63 years.

Amortization cost for all restricted stock awards for the fiscal year ended November 30, 2009 was $4,735.

A summary of the status of the Company’s non-vested restricted stock as of November 30, 2009, is presented below:

	Restricted Stock
	Number of shares	Weighted- average, grant- date fair value
Nonvested at November 30, 2006	561	$20.45
Awards granted	296	20.61
Awards vested	(122)	21.37
Awards cancelled/expired/forfeited	(42)	21.35

Nonvested at November 30, 2007	693	$20.53
Awards granted	331	19.74
Awards vested	(178)	20.31
Awards cancelled/expired/forfeited	(20)	21.12

Nonvested at November 30, 2008	826	$20.25
Awards granted	211	30.20
Awards vested	(245)	15.30
Awards cancelled/expired/forfeited	(32)	20.44

Nonvested at November 30, 2009	760	$24.60

NOTE 5—EMPLOYEE BENEFITS PLAN:

The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During fiscal years 2009, 2008 and 2007, the Company contributed $734, $710 and $580, respectively.

NOTE 6—DEFERRED COMPENSATION PLAN:

The Company has a deferred compensation plan for certain directors and officers. The plan is designed to permit eligible officers and directors to accumulate additional income through a non-qualified deferred compensation plan that enables the officer or director to make elective deferrals of compensation to which he or she will become entitled in the future.

An account is maintained for each participant for the purpose of recording the current value of his or her elective contributions, including earnings credited thereto. The participant may designate one or more investments as the measure of investment return on the participant’s account. The participant’s account is

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

adjusted monthly to reflect earnings and losses on the participant’s designated investments. The Company pays interest on the uninvested portion of deferred compensation.

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

As of November 30, 2009 and 2008, the deferred compensation liability balance was $16,553 and $13,574, respectively. Of the balances deferred, $13,322 and $10,203 have been invested in equity securities, hedge funds and private equity funds at November 30, 2009 and 2008, respectively. The Company has recorded realized and unrealized gains in “Other income (expense), net” on the trading securities of $2,670, for the year ended November 30, 2009 and a loss of $5,674 and a gain of $739 for the years ended November 30, 2008 and 2007, respectively. An amount equal to these losses and gains has been charged to “Selling, general and administrative expenses,” relating to the deferred compensation.

NOTE 7—INCOME TAXES:

The sources of income from continuing operations before the provision for income taxes and minority interest are as follows (in thousands):

	Fiscal Years Ended November 30,
	2009	2008	2007
United States	$100,380	$92,735	$72,279
Foreign	38,322	30,813	23,577

	$138,702	$123,548	$95,856

The provisions for income taxes consist of:

	Fiscal Years Ended November 30,
	2009	2008	2007
Current tax provision:
Federal	$35,158	$37,309	$27,273
State	6,438	6,287	5,787
Foreign	8,415	6,674	2,068

	$50,011	$50,270	$35,128

Deferred tax provision (benefit):
Federal	$710	$(4,342)	$(1,941)
State	(292)	(688)	(287)
Foreign	227	465	2,316

	$645	$(4,565)	$88

Total tax provision	$50,656	$45,705	$35,216

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The following presents the breakdown between current and non-current net deferred tax assets:

	Fiscal Years Ended November 30,
	2009	2008
Deferred tax assets- current	$27,787	$25,299
Deferred tax assets- non-current	2,849	5,923
Deferred tax liabilities- current	(41)	—
Deferred tax liabilities- non-current	(1,442)	(1,380)

Total net deferred tax assets	$29,153	$29,842

Net deferred tax assets and liabilities consist of the following:

	Fiscal Years Ended November 30,
	2009	2008
Assets:
Inventory reserves	$8,216	$7,505
Bad debt and sales return reserves	10,788	8,338
Other reserves and accruals	3,042	3,472
State tax deduction	102	264
Deferred compensation	6,675	5,795
Net operating losses	3,322	2,334
Deferred revenue	766	1,337
Foreign tax credit	2,363	2,399
Share-based compensation expense	3,639	2,646
Unrealized losses on investments	1,223	1,885
Other	523	243

Gross deferred tax assets	40,659	36,218
Valuation allowance	(5,825)	(3,973)

Total deferred tax assets	34,834	32,245

Liabilities:
Depreciation and amortization	(1,255)	(797)
Convertible debt interest	(4,426)	(1,606)

Total deferred tax liabilities	(5,681)	(2,403)

Net deferred tax assets	$29,153	$29,842

The valuation allowance relates primarily to foreign tax credits and certain net operating losses. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized. The valuation allowance increased by $1,852 during fiscal year 2009, of which $1,610 was recorded to the provision for income taxes and $242 was foreign currency translations. The valuation allowance increased by $1,721 during fiscal year 2008, of which $370 was recorded to the provision for income taxes and $1,351 was from acquisitions.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.9	3.1	3.7
Foreign taxes	(2.4)	(2.1)	(2.5)
Effect of unbenefitted tax assets	—	0.3	0.6
Canada permanent items	—	—	(1.3)
Other	1.0	0.7	1.2

Effective income tax rate	36.5%	37.0%	36.7%

The Company’s U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested to fund international expansion. Accordingly, the Company has not provided U.S. taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested. Determination of the income tax liability that might be incurred if these earnings were to be distributed is not practicable.

At November 30, 2009, the Company had approximately $6,264 in net operating loss carry forwards available to offset future taxable income for the Company’s Japanese subsidiaries that will begin to expire in 2013, and $2,073 in net operating loss carry forwards for the Company’s UK subsidiary that do not expire. In addition, the Company had approximately $2,363 of foreign tax credit carry forwards available to offset future federal tax liabilities, which will expire in varying amounts from November 30, 2015 to November 30, 2019.

The Company recorded a one-time $1,135 adjustment resulting from the conclusion of an income tax audit of the Company’s Canadian subsidiary in fiscal year 2007. The adjustment was primarily associated with the increase in the Company’s net operating loss. This reassessment benefited the Company with $1,135 in reduction of total income tax expenses in fiscal year 2007.

The Company enjoys tax holidays in China and the Philippines. The tax holidays provide for lower rates of taxation and require various thresholds of investments and business activities in those jurisdictions. These tax holidays are in effect currently and expire over periods ranging from 2010 to 2012. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal 2009, 2008, and 2007 are approximately $0.03 to $0.04, $0.03 to $0.04, and $0.05 to $0.06, respectively.

Effective December 1, 2007, the Company adopted the new provisions related to uncertain tax positions, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These provisions also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In adopting uncertain tax positions, the Company has reclassified liabilities for unrecognized tax benefits for which the Company does not anticipate payment within one year to long-term income taxes payable. In addition, the Company has presented long-term deferred tax assets for certain benefits associated with the uncertain tax position liability on a gross basis. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The adoption of uncertain tax positions resulted in the reduction of the Company’s consolidated beginning retained earnings by $370. As of the adoption date, the Company had gross unrecognized tax benefits of $7,141, of which $4,517 would affect the effective tax rate if realized and accrued interest of $635 for unrecognized tax benefits.

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal years 2008 and 2009 were as follows:

Balance at December 1, 2007	$7,141
Additions based on tax positions related to the current year	1,360
Reductions for tax positions of prior years	(139)

Balance at November 30, 2008	8,362
Additions based on tax positions related to the current year	1,462
Additions for tax positions of prior years	309

Balance at November 30, 2009	$10,133

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the United States, the Company is subject to examination and audits by tax authorities for tax years after fiscal year 2003. Currently the Company is undergoing a U.S. Internal Revenue Service audit for the 2004 and 2005 tax years.

As of November 30, 2009, $7,521 of the unrecognized tax benefits would affect the effective tax rate if realized. The Company’s policy to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing uncertain tax positions. As of November 30, 2009 and 2008, the Company had accrued $1,429 and $1,013, respectively, in income taxes payable for the payment of interest, of which $414 and $379 were recorded to the provision for income taxes during fiscal years 2009 and 2008, respectively. The Company is no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal year 2003. With limited exceptions, the Company is no longer subject to U.S. state and local and Canada income tax audits for returns covering tax years through fiscal year 2003. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2009 will materially change in the next twelve months.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 8—BALANCE SHEET COMPONENTS:

	November 30,
	2009	2008
Short-term investments
Trading securities	$10,301	$6,072
Available-for-sale securities	112	142
Held-to-maturity securities	7,785	3,003
Cost method investments	3,021	4,131

	$21,219	$13,348

Accounts receivable, net
Trade accounts receivable	$864,895	$846,647
Less: Allowance for doubtful acccounts	(23,780)	(17,820)
Less: Allowance for sales returns	(20,482)	(21,642)

	$820,633	$807,185

Receivable from vendors, net
Receivables from vendors	$105,429	$100,668
Less: Allowance for doubtful acccounts	(5,819)	(4,933)

	$99,610	$95,735

Inventories
Components	$59,364	$61,902
Finished goods	654,449	634,106

	$713,813	$696,008

Property and equipment, net
Land	$21,152	$11,118
Equipment and computers	62,691	53,932
Furniture and fixtures	10,152	8,221
Buildings, leasehold improvements	75,433	69,136
Construction in progress	882	1,489

	170,310	143,896
Less: Accumulated depreciation	(75,585)	(63,393)

	$94,725	$80,503

The increase in the allowance for doubtful accounts during the year ended November 30, 2009, is primarily the result of making allowances for certain specific receivables on a limited number of customer accounts, the majority of which is attributed to prior years.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The increase in property and equipment as of November 30, 2009, was primarily due to the purchase of a previously leased administrative and warehouse facility in Fremont, California. The purchase was completed on July 30, 2009. The facility is approximately one hundred twenty eight thousand square feet. The total purchase price for this facility was approximately $12,154.

Allowance for doubtful trade receivables
Balance at November 30, 2006	$14,433
Additions	7,491
Write-offs and deductions	(8,666)

Balance at November 30, 2007	13,258
Additions	10,304
Write-offs and deductions	(5,742)

Balance at November 30, 2008	17,820
Additions	12,235
Write-offs and deductions	(6,275)

Balance at November 30, 2009	$23,780

Allowance for doubtful vendor receivables
Balance at November 30, 2006	$2,614
Additions	4,481
Write-offs and deductions	(4,393)

Balance at November 30, 2007	2,702
Additions	2,959
Write-offs and deductions	(728)

Balance at November 30, 2008	4,933
Additions	995
Write-offs and deductions	(109)

Balance at November 30, 2009	$5,819

Goodwill:

	November 30, 2009			November 30, 2008
	Distribution	GBS	Total	Distribution	GBS	Total
Beginning balance	$65,159	$22,549	$87,708	$54,811	$18,224	$73,035
Goodwill additions during the period	13,747	—	13,747	18,930	4,325	23,255
Adjustments	(2,599)	2,599	—	—	—	—
Translation	6,108	—	6,108	(8,582)	—	(8,582)

Ending balance	$82,415	$25,148	$107,563	$65,159	$22,549	$87,708

Goodwill increased as of November 30, 2009, compared to November 30, 2008, in distribution segment primarily due to the final earn-out payment related to the New Age Electronics (“NAE”) acquisition. Goodwill increased as of November 30, 2008, compared to November 30, 2007, in distribution segment primarily for the acquisition of NAE and in the GBS segment due to an earn out payment of $4,000 related to SYNNEX-Concentrix Corporation. Please see Note 18.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Intangible assets, net:

	November 30, 2009			November 30, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$34,315	$(24,104)	$10,211	$34,315	$(21,127)	$13,188
Customer lists	21,440	(15,024)	6,416	20,042	(10,899)	9,143
Other intangible assets	4,734	(3,295)	1,439	4,390	(2,367)	2,023

	$60,489	$(42,423)	$18,066	$58,747	$(34,393)	$24,354

Amortization expense was $7,127, $6,981 and $6,030 for the years ended November 30, 2009, 2008 and 2007, respectively. Intangible assets increased as of November 30, 2009 compared to November 30, 2008 due to acquisitions in the GBS segment. Estimated future amortization expense is as follows:

Fiscal years ending November 30,
2010	$4,309
2011	2,862
2012	2,572
2013	2,314
2014	1,924
thereafter	4,085

$18,066

	November 30,
	2009	2008
Accrued liabilities:
Payroll related accruals	$30,707	$29,495
Deferred compensation liability	16,553	13,574
Sales tax/VAT accrual	14,526	12,436
Claim payable	13,284	10,469
Royalty and warranty accruals	3,945	5,052
Other accrued liabilities	38,584	38,700

	$117,599	$109,726

NOTE 9—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	November 30,
	2009			2008
	Original Cost	Unrealized (Losses)/ Gains	Carrying Value	Original Cost	Unrealized (Losses)/ Gains	Carrying Value
Short-Term:
Trading	$11,631	$(1,330)	$10,301	$10,551	$(4,479)	$6,072
Available-for-sale	147	(35)	112	194	(52)	142
Held-to-maturity	7,785	—	7,785	3,003	—	3,003
Cost method securities	3,021	—	3,021	4,131	—	4,131

	$22,584	$(1,365)	$21,219	$17,879	$(4,531)	$13,348

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Short-term trading securities consist of equity securities relating to the Company’s deferred compensation plan. Please see Note 6 for further information. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Held-to-maturity investments primarily consist of investments with maturities from the date of purchase greater than three months and less than one year. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan.

Trading securities and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of the cost method securities at November 30, 2009 and 2008 were $2,496 and $3,446, respectively.

Total realized and unrealized gain on trading investments was $2,670 for the fiscal year ended November 30, 2009. Total realized and unrealized gain/ (loss) were $(5,674) and $739 for the fiscal years ended November 30, 2008 and 2007, respectively.

The Company recorded other-than-temporary loss of $53, $658 and $221 on its cost method securities for the fiscal years ended November 2009, 2008 and 2007, respectively.

The Company recorded other-than-temporary loss of $39 and $630 on available-for-sale securities for the fiscal years ended November 30, 2009 and 2008, respectively. No other-than-temporary loss was recorded for the fiscal year ended November 30, 2007 on available-for-sale securities.

As of November 30, 2009, the available-for-sale and cost method securities have been in a loss position for more than 12 months.

Investments with maturities from the date of purchase greater than three months and less than one year have been corrected to classify such amounts as short-term investments rather than cash equivalents. The impact as of November 30, 2008 was a $3,003 reduction in cash and a corresponding increase in short-term investments. The impact to cash flow from investing activities for fiscal 2007 and 2008 was not material; accordingly, no amounts have been revised. The impact on net cash used in investing activities for each of the interim periods in fiscal 2009 was: for the three months ended February 28, 2009 was $3,923 as reported and is $2,681 as corrected; for the six months ended May 31, 2009 the net cash used in investing activities was $36,342 as reported and is $39,224 as corrected; and for the nine-months ended August 31, 2009 the net cash used in investing activities was $59,686 as reported and is $63,576 as corrected. The Company concluded that the correction was not material to prior period annual consolidated financial statements and to the interim consolidated financial statements for fiscal 2009 based on SEC Staff Accounting Bulletin No. 99: Materiality. The Company will present corrected consolidated statements of cash flows for each of the interim periods in fiscal 2009 in the fiscal 2010 comparative interim consolidated financial statements.

NOTE 10—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the Canadian Dollar, British Pound, Philippines Peso, Japanese Yen, Mexican Peso and Chinese Renminbi. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest rate risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 11—Fair Value Measurements. The following table summarizes the Company’s derivative instruments not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” as of November 30, 2009.

	Location of derivative on Balance Sheet	Fair value as of November 30, 2009	Location of realized and unrealized gain/(loss) recognized in income	Realized and unrealized gain/ (loss) for the fiscal year ended November 30, 2009
Derivatives not designated as hedging instruments under ASC 815:	Accrued Liabilities	$113	Other income/(expense)	$(7,628)

Foreign exchange forward contracts		$113		$(7,628)

NOTE 11—FAIR VALUE MEASUREMENTS:

The Company adopted ASC 820, “Fair Value Measurements and Disclosures,” effective December 1, 2007 for financial assets and liabilities measured on a recurring basis. The Company adopted ASC 820, “Fair Value Measurements and Disclosures,” effective December 1, 2008 for non-financial assets and liabilities. ASC 820, “Fair Value Measurements and Disclosures,” applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. ASC 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

There was no impact for the adoption of ASC 820, “Fair Value Measurements and Disclosures,” to the Consolidated Financial Statements. The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above ASC 820, “Fair Value Measurements and Disclosures,” categories as of November 30, 2009 and 2008:

	November 30, 2009				November 30, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$10,301	$10,301	$—	$—	$6,072	$6,072	$—	$—
Available-for-sale securities	112	112	—	—	142	142	—	—
Held-to-maturity securities	7,785	7,785	—	—	3,003	3,003
Forward foreign currency exchange contracts	(113)	—	(113)	—	2,058	—	2,058	—
Long-term accounts receivable	7,169	—	7,169	—	34,245	—	34,245	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and creditworthiness.

The Company recorded a realized loss of $7,986 and an unrealized loss of $382 for the fiscal year ended November 30, 2009, under “Other income (expense), net” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts. For the fiscal year ended November 30, 2008 the Company recorded a realized gain of $15,380 and an unrealized loss of $3,157. For the fiscal year ended November 30, 2007 the Company recorded a realized loss of $8,374 and an unrealized gain of $2,557.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of November 30, 2009 and 2008:

	As of November 30, 2009		As of November 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost method investments in Short-term investments	$3,021	$2,496	$4,131	$3,446
Long-term debt	9,410	9,410	8,537	8,537
Convertible debt	143,750	168,788	143,750	87,270

The Company’s cost method securities in Short-term investments consist of investments in a hedge fund and a private equity fund. The cost method investments in “Other assets” consist of investments in equity securities of private entities. The Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

In the fiscal year ended November 30, 2009 and 2008, $53 and $658, respectively, were recognized as other-than-temporary impairment charges relating to the carrying value of the Company’s cost method securities.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The fair value of the cost method investments is based on a valuation model developed internally to measure impairment primarily based on the operating results and future earning prospects of the investee. The carrying value of long-term debt approximates fair value since current interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible debt traded in a limited trading market.

The carrying value of cost method investments included in other assets at November 30, 2009 and November 30, 2008 was $3,550 and $3,308, respectively. The fair value of these cost method investments is greater than the carrying value.

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

The Company adopted ASC 825, “Fair Value Option for Financial Instruments,” effective December 1, 2007. The Company has not elected the fair value option for its financial instruments. The Company has reclassified all cash flows related to securities classified as trading from operating to investing activities in its consolidated statement of cash flows to reflect the nature of the investments.

NOTE 12—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). On January 23, 2009, the Company amended and restated the U.S. Arrangement (the “U.S. Amended and Restated Arrangement”) to replace the lead bank and agent. The maturity date of the U.S. Amended and Restated Arrangement was amended from February 11, 2011 to January 22, 2010. The effective borrowing cost under the U.S. Amended and Restated Arrangement became a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of November 30, 2009 was $119,000. The balance outstanding on the U.S. Arrangement as of November 30, 2008 was $207,200.

Subsequent to 2009 year end, the U.S. Amended and Restated Arrangement was renewed on January 11, 2010 and has a new maturity date of January 10, 2011. Under the terms of renewal the program fee is reduced from 0.75% to 0.65% and the facility fee is reduced from 0.75% to 0.65%.

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

SYNNEX Canada Limited (“SYNNEX Canada”) replaced its renewable revolving accounts receivable securitization program in Canada (the “Canadian Arrangement”), with a secured revolving credit arrangement (“Canadian Revolving Arrangement”) in May 2009. In connection with a Canadian Revolving Arrangement, the Company pledged the stock of SYNNEX Canada. Prior to replacing the Canadian Arrangement in May 2009, the Canadian Arrangement was accounted for as an off-balance sheet transaction because the Company funded the advances by selling its rights, title and interest in U.S. and Canadian trade accounts receivables (“Canadian Receivables”) to the financial institution on a fully-serviced basis. The amount of Canadian Receivables sold to the financial institution and not yet collected from customers as of November 30, 2008 was $59,152. The Canadian Revolving Arrangement is accounted for as an on-balance sheet transaction.

The Company also has other financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 21 for further information. Of the Company’s net sales, $678,380, $912,671 and $950,884 were financed under these programs in fiscal years 2009, 2008 and 2007, respectively. Approximately $47,219 and $38,717 of accounts receivable at November 30, 2009 and 2008, respectively, were subject to flooring agreements. Flooring fees were approximately $3,331, $4,013 and $5,024 in fiscal years 2009, 2008 and 2007, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 13—BORROWINGS:

Borrowings consist of the following:

	November 30,
	2009	2008
SYNNEX US securitization	$119,000	$207,200
SYNNEX US revolving line of credit	—	95,000
SYNNEX Canada revolving line of credit	29,097	14,970
SYNNEX Canada term loan	9,994	9,162
SYNNEX Mexico term loan	—	20,169
Others	2,059	2,502

	160,150	349,003
Less: Current portion	(150,740)	(340,466)

Non-current portion	$9,410	$8,537

SYNNEX US securitization

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The U.S. Amended and Restated Arrangement was renewed on January 11, 2010 and has a new maturity date of January 10, 2011. Under the terms of renewal the program fee is reduced from 0.75% to 0.65% and the facility fee is reduced from 0.75% to 0.65%.

SYNNEX US senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions. On January 23, 2009, the Company amended and restated its U.S. senior secured revolving line of credit arrangement (the “Amended and Restated Revolver”) to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was amended from $120,000 to $80,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70,000 to $150,000 at the Company’s request, in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at the Company’s option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires on February 11, 2011. The Revolver was further amended such that it is a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement is not extended. In addition, it is also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement the Company should have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding under the Amended and Restated Revolver as of November 30, 2009. The borrowing outstanding under the Revolver as of November 30, 2008 was $95,000.

SYNNEX Canada revolving line of credit

SYNNEX Canada replaced its revolving line of credit arrangement of C$30,000 and the Canadian Arrangement of C$110,000 with the Canadian Revolving Arrangement in May 2009, with a financial institution for a maximum commitment of C$125,000. The Canadian Revolving Arrangement provides a sublimit of $5,000 for the issuance of standby letters of credit. As of November 30, 2009, there were outstanding standby letters of credit totaling $3,244. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable will be at least (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balance outstanding under our Canadian Revolving Arrangement as of November 30, 2009 was $29,100. The balance outstanding under the prior revolving line of credit arrangement as of November 30, 2008 was $15,000.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

SYNNEX Mexico secured term loan

SYNNEX de Mexico, S.A. de C.V. (“SYNNEX Mexico”) established a secured term loan with a group of financial institutions in May 2006. The interest rate for any unpaid principal amount is currently the Equilibrium Interbank Interest Rate, plus 2.00% per annum. During the fiscal year 2009 this loan was fully repaid. As of November 30, 2008 the balance outstanding on this term loan was $20,200.

Others

The Company has other overdraft and lines of credit facilities. The balance outstanding as of November 30, 2009 and November 30, 2008 was $2,059 and $2,502, respectively.

SYNNEX Canada credit facility

SYNNEX Canada obtained a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit up to a maximum of C$30,000 for validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$3,000 in cash on deposit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada of up to C$20,000. Letters of credit issued against this facility were $868 as of November 30, 2009 and $2,754 as of November 30, 2008.

Future principal payments

Future principal payments under the above loans as of November 30, 2009 are as follows:

Fiscal Years Ending November 30,
2010	$150,740
2011	616
2012	649
2013	685
2014	722
Thereafter	6,738

$160,150

The total interest expense and finance charges for accounts receivable securitization, revolver, convertible debt and all other debt and lines of credit was $21,875, $28,660 and $30,494 for the years ended November 30, 2009, 2008 and 2007, respectively, and is included in “Interest expense and finance charges, net” in the consolidated statement of operations. The interest expense for the fiscal year ended November 30, 2009, includes the write-off of $929 in unamortized debt costs relating to the amendment and restatement of the U.S Arrangement and the Revolver, termination of the Canadian Arrangement and the Canadian revolving line of credit arrangement of C$30,000 and the repayment of the Mexico secured term loan. The range of interest rates was between 1.04% and 10.77% in fiscal year 2009 and between 1.68% and 10.67% in fiscal year 2008.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Covenants compliance

In relation to the U.S. Amended and Restated Arrangement, the Amended and Restated Revolver and the Canadian Revolving Arrangement, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge covenant ratio. They also limit the Company’s ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of its convertible senior notes subject to certain liquidity tests.

As of November 30, 2009, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $105,097 and $180,711 as of November 30, 2009 and 2008, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 14—CONVERTIBLE DEBT:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 15—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the period indicated:

	Fiscal Years Ended November 30,
	2009	2008	2007
Income from continuing operations	$88,179	$78,068	$60,640
Income from discontinued operations, net of tax	3,909	5,729	2,487

Net income	$92,088	$83,797	$63,127

Weighted-average common shares-basic	32,711	31,619	30,942
Effect of dilutive securities:
Stock options and restricted stock	1,302	1,644	1,732

Weighted-average common shares-diluted	34,013	33,263	32,674

Earnings per share:
Basic
Income from continuing operations	$2.70	$2.47	$1.96
Income from discontinued operations	0.12	0.18	0.08

Net income per common share-basic	$2.82	$2.65	$2.04

Diluted
Income from continuing operations	$2.59	$2.35	$1.86
Income from discontinued operations	0.11	0.17	0.07

Net income per common share-diluted	$2.70	$2.52	$1.93

Options to purchase 205, 113 and 521 shares of common stock as of November 30, 2009, 2008 and 2007, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 16—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of November 30, 2009, MiTAC International and its affiliates beneficially owned approximately 34% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

The Company works with MiTAC International on OEM outsourcing and to jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $235,493, $261,579 and $297,913 during fiscal years 2009, 2008 and 2007, respectively. The Company’s sales to MiTAC International and its affiliates during fiscal years 2009, 2008 and 2007, totaled approximately $2,755, $1,994 and $1,934, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

Accordingly, the Company negotiates manufacturing, and pricing other material terms on a case-by-case basis with MiTAC International and its contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, the Company believes that the significant terms under these agreements, including pricing, would not materially differ from the terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors. As MiTAC International’s ownership interest in the Company decreases as a result of sales of the Company’s stock and additional dilution, its interest in the success of the business and operations may decrease as well.

The Company remains dependent on MiTAC International as a contract assembly partner and any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on its business, particularly its contract assembly business with Sun Microsystems.

Beneficial Ownership of the Company’s Common Stock by MiTAC International.

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 34% of the Company’s common stock as of November 30, 2009. These shares are owned by the following entities:

MiTAC International (1)	6,738,412
Synnex Technology International Corp. (2)	4,689,244

Total	11,427,656

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,167,228 shares (of which 46,394 shares are directly held and 1,120,834 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest in Synnex Technology International.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

During fiscal year 2008, the Company purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of November 30, 2009, the value of the investment was $1,152. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International nor Synnex Technology International is restricted from competing with the Company.

NOTE 17—SEGMENT INFORMATION:

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

The distribution services segment distributes information technology, consumer electronics and complementary products to a variety of customers, including value-added resellers, system integrators, retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

The GBS services segment offers a range of services to the Company’s customers that include customer management, software development, and back office processing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings in China.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Summarized financial information related to the Company’s reportable business segments as of November 30, 2009, 2008 and 2007, and for each of the years then ended is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2007:
Revenue	$6,938,926	$65,316	$(17,528)	$6,986,714
Income from continuing operations before non-operating items, income taxes and minority interest	103,088	6,393	—	109,481
Depreciation and amortization expense	10,860	3,652	—	14,512
Total assets	1,841,369	117,818	(72,084)	1,887,103
Fiscal Year ended November 30, 2008:
Revenue	$7,674,048	$82,494	$(19,816)	$7,736,726
Income from continuing operations before non-operating items, income taxes and minority interest	138,826	7,540	—	146,366
Depreciation and amortization expense	11,676	5,135	—	16,811
Total assets	1,951,024	165,648	(83,792)	2,032,880
Fiscal Year ended November 30, 2009:
Revenue	$7,639,094	$101,138	$(21,035)	$7,719,197
Income from continuing operations before non-operating items, income taxes and minority interest	137,724	11,925	—	149,649
Depreciation and amortization expense	11,980	5,823	—	17,803
Total assets	2,003,128	184,667	(87,507)	2,100,288

The inter-segment eliminations relate to the inter-segment back-office support between the GBS and distribution segments and inter-segment investments. Total assets in GBS segment include assets held for sale.

Segment by Geography

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. Shown below is summarized financial information related to the geographic areas in which the Company operated in fiscal years 2009, 2008 and 2007 and for each of the periods then ended:

	Fiscal years ended November 30,
	2009	2008	2007
Revenue
North America	$7,570,604	$7,576,536	$6,786,571
Other	148,593	160,190	200,143

	$7,719,197	$7,736,726	$6,986,714

	As of
	November 30, 2009	November 30, 2008
Long-lived assets
North America	$70,610	$73,397
Other	50,005	33,059

	$120,615	$106,456

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

Revenue in the United States was approximately 83%, 80%, and 78% of total revenue for fiscal years 2009, 2008 and 2007, respectively. Revenue in Canada was approximately 15%, 18%, and 19% of total revenue for fiscal years 2009, 2008 and 2007, respectively. No other country or region accounted for more than 10% of the Company’s total revenue.

NOTE 18—ACQUISITIONS AND DIVESTITURES:

Fiscal year 2009 acquisitions

In the first quarter of fiscal year 2009, the Company completed two acquisitions in the GBS segment. Through these acquisitions, the Company acquired web development services and complementary products for a total consideration of approximately $6,579. One of the acquisitions is reported under discontinued operations. The above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

Fiscal year 2008 acquisitions

On April 1, 2008, the Company purchased substantially all of the assets of New Age, a privately-held distributor of IT and consumer electronics products to the U.S. retail sector. This acquisition expanded the Company’s consumer electronics distribution business. The Company paid a purchase price of $31,500 in cash and an additional $11,750 was accrued, to be paid subject to compliance with certain post-closing conditions. As of November 30, 2008 the Company paid $9,616 of the accrual in full settlement of the additional payment. The acquisition agreement provided for additional earn-out payments to be paid subject to achieving certain milestones during the first twelve months after the date of acquisition. During fiscal year 2009, the Company paid $14,030 toward the final earn-out payment. In connection with the net assets acquired, the Company refinanced approximately $84,003 in working capital debt. The New Age business has been fully integrated into the Company’s distribution segment.

The purchase price allocation based on the fair value of assets acquired and liabilities assumed is as follows:

Fair Value
Purchase consideration
Cash paid	$55,146
Transaction cost	125

$55,271

Allocation
Cash	$11,164
Accounts receivable	69,927
Inventories	71,774
Program receivable	5,306
Fixed assets	1,248
Prepaid expenses and other assets	387
Goodwill	32,430
Intangible assets (1)	12,253
Accounts payable	(54,076)
Accrued liabilities	(10,937)
Lease obligations	(202)
Loan payable	(84,003)

$55,271

(1)	Intangible assets will be amortized over a period of ten years.

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

	Pro Forma Basis for Fiscal Years Ended
	November 30, 2008	November 30, 2007
Revenue	$8,036,378	$7,882,929
Income from continuing operations	78,820	65,442

Net income per common share-basic	$2.49	$2.11
Net income per common share-diluted	2.37	2.00

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

Building Acquisition

In July 2009, the Company completed the purchase of a previously leased administrative and warehouse facility in Fremont, California. The facility is approximately one hundred twenty eight thousand square feet. The total purchase price for this facility was approximately $12,154.

NOTE 19—DISCONTINUED OPERATIONS:

During the fourth quarter of fiscal year 2009, the Company signed a definitive agreement and on December 22, 2009 finalized the sale of its controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions; to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design, to Alibaba.com Limited. Under the terms of the agreement, the Company received approximately $60,000 for its estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. The Company has agreed to guarantee the obligations of the holding company that sold HiChina Web Solutions. HiChina Web Solutions is a part of the Company’s GBS segment. The Company has no significant continuing involvement in the operations of HiChina Web Solutions.

Under the provisions of FASB ASC 360, “Property, Plant and Equipment,” the sale of HiChina Web Solutions qualifies as a discontinued operation component of the Company. Accordingly, the Company has excluded results of HiChina’s operations from its consolidated statements of continuing operations for each of the three years in the period ended November 2009 to present this business in discontinued operations.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

The following table shows the results of operations of HiChina Web Solutions:

	Fiscal Year Ended November 30,
	2009	2008	2007
Revenue	$37,081	$31,504	$17,405
Cost of revenue	(16,078)	(13,450)	(8,444)

Gross profit	21,003	18,054	8,961
Selling, general and administrative expenses	(15,736)	(12,573)	(6,297)

Income from operations before non-operating items, income taxes and minority interest	5,267	5,481	2,664
Interest income (expense and finance charges), net	413	575	181
Other income (expense), net	(7)	(19)	(35)

Income before income taxes and minority interest	5,673	6,037	2,810
(Provision for) Benefit from income taxes	(474)	610	49
Minority interest in subsidary	(1,290)	(918)	(372)

Net income	$3,909	$5,729	$2,487

The following are the carrying amount of major classes of assets and liabilities of HiChina Web Solution’s discontinued operations:

	November 30, 2009	November 30, 2008
Assets
Cash and cash equivalents	$21,590	$20,880
Short term investments	8,952	2,051
Property and equipment, net	6,256	4,099
Goodwill	29,920	25,730
Intangible assets	3,670	2,102
Other assets	3,797	2,522

Total assets held for sale	$74,185	$57,384

Liabilities
Current deferred liabilities	$10,198	$8,312
Other liabilities	7,950	6,582

Total liabilities related to assets held for sale	$18,148	$14,894

Minority interest	$7,402	$1,876

NOTE 20—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. The measures, which included workforce reductions, facilities consolidation and other related expenses, were intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. During fiscal year 2007, the Company accrued $2,358 in restructuring costs against goodwill related to the RGC acquisition in Canada under ASC 805, “Business Combinations.” These charges were primarily

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

associated with facilities consolidation of $1,050, workforce reductions of $691 and contract termination costs of $617. During fiscal year 2009, the Company recorded an additional restructuring accrual of $860, which is included in Selling, general and administrative expenses, for the remaining lease obligations on the RGC facility. The balance outstanding for facility and exit costs as of November 30, 2009 was $557 and November 30, 2008 was $302, respectively.

The following table summarizes the activity related to the liability for restructuring charges through November 30, 2009:

Restructuring charges per ASC 805, “Business Combinations”:

	Severance and Benefits	Facility and Exit Costs	Contractual Obligations	Other	Total
Balance of accrual at November 30, 2007	$120	$1,050	$219	$23	$1,412
Cash payments	(95)	(748)	—	—	(843)
Non cash charges	(25)	—	(219)	(23)	(267)

Balance of accrual at November 30, 2008	$—	$302	$—	$—	$302

Additional accrual	—	860	—	—	860
Cash payments	—	(303)	—	—	(303)
Non cash charges	—	(302)	—	—	(302)

Balance of accrual at November 30, 2009	$—	$557	$—	$—	$557

In fiscal year 2007, in conjunction with the above, the Company recorded $2,744 for the restructuring and consolidation of its Canadian operations as a result of the acquisition of RGC and the purchase of a new logistics facility in Guelph, Canada in March 2007. These charges were primarily associated with $1,107 for facilities consolidation, $508 for workforce reductions, and $278 for other costs. These charges were recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification 420, “Exit or Disposal Cost Obligations.” The majority of all employees’ terminations were completed by November 30, 2007. This restructuring program was completed in fiscal year 2008. The Company recorded an impairment loss of $851 included in the above $2,744 restructuring cost for a property located in Ontario, Canada, that was held for sale, based on the fair value less costs to sell in accordance with ASC 360, “Property, Plant, and Equipment.” The net book value of the property was $1,699 at November 30, 2008. The property was sold during the fiscal year 2009 for $1,597 at a loss of $53.

In fiscal year 2008, in connection with the acquisition of New Age, the Company recorded liabilities of $601. The measures, which included workforce reductions and facilities consolidation, that were intended to align the Company’s capacity and infrastructure, and utilize synergies within the business to provide more cost effective services to the Company’s customers. These charges were primarily associated with workforce reductions of $435 and facilities consolidation of $166. This restructuring program was completed in fiscal year 2008.

The unpaid portion of the restructuring charges is included in the consolidated balance sheet under the caption “Accrued liabilities.” The above restructuring charges are incurred in the distribution segment.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

NOTE 21—COMMITMENTS AND CONTINGENCIES:

The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2015. Future minimum rental obligations under non-cancelable lease agreements as of November 30, 2009 were as follows:

Fiscal Years Ending November 30,
2010	$16,868
2011	16,168
2012	14,302
2013	12,333
2014	10,697
thereafter	9,711

Total minimum lease payments	$80,079

Rent expense for the years ended November 30, 2009, 2008 and 2007 amounted to $17,579, $15,212 and $13,444, respectively.

The Company was contingently liable at November 30, 2009, under agreements to repurchase repossessed inventory acquired by the Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 12—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2009 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

NOTE 22—RISK AND UNCERTAINTIES:

The Company operates in a highly competitive industry and is subject to various risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to differ materially from expectations include, but are not limited to, significant dependence on certain key vendors and dependence on financing for the Company’s working capital needs.

NOTE 23—SUBSEQUENT EVENTS:

On December 21, 2009 the Company announced a definitive agreement to acquire Jack of All Games for a total consideration of $43,250, which includes approximately $6,750 in deferred payments, generally payable six months after the close and subject to certain post-closing conditions. The transaction, which is subject to normal regulatory and other approvals, is expected to close late February or early March 2010 timeframe.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(amounts in thousands, except per share amounts)

On December 28, 2009 the Company completed the sale of its controlling interest in HiChina Web Solutions. Under the terms of the agreement, SYNNEX received approximately $60,000 for its estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months.

On January 11, 2010, the Company renewed its annual U.S. Amended and Restated Arrangement and the date of maturity was extended to January 10, 2011. The U.S. Amended and Restated Arrangement has a maturity date of January 10, 2011. The terms and conditions of the U.S. Amended and Restated Arrangement are substantially the same. However, the program fee was reduced to 0.65% from 0.75% and the facility fee was reduced to 0.65% from 0.75%.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2009. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal 2009 Three Months Ended				Fiscal 2008 Three Months Ended
	Feb. 29, 2009	May 31, 2009	Aug. 31, 2009	Nov. 30, 2009	Feb. 28, 2008	May 31, 2008	Aug. 31, 2008	Nov. 30, 2008
	(in thousands)
Statement of Operations Data:
Revenue	$1,720,370	$1,802,705	$1,998,060	$2,198,062	$1,741,778	$1,869,851	$2,037,493	$2,087,604
Cost of revenue	(1,619,523)	(1,701,765)	(1,892,083)	(2,082,796)	(1,649,714)	(1,773,765)	(1,929,344)	(1,970,039)

Gross profit	100,847	100,940	105,977	115,266	92,064	96,086	108,149	117,565
Selling, general and administrative expenses	(67,060)	(70,947)	(67,778)	(67,596)	(60,540)	(65,971)	(69,936)	(71,051)

Income from continuing operations before non-operating items, income taxes and minority interest	33,787	29,993	38,199	47,670	31,524	30,115	38,213	46,514
Interest expense and finance charges, net	(4,114)	(3,180)	(3,194)	(3,495)	(4,302)	(3,444)	(3,274)	(3,986)
Other income (expense), net	(388)	1,417	729	1,278	(2,063)	594	(1,766)	(4,577)

Income from continuing operations before income taxes and minority interest	29,285	28,230	35,734	45,453	25,159	27,265	33,173	37,951
Provision for income taxes	(10,718)	(10,346)	(13,612)	(15,980)	(9,398)	(10,361)	(12,400)	(13,546)
Minority interest in subsidiaries	42	114	(7)	(16)	—	73	77	75

Income from continuing operations	18,609	17,998	22,115	29,457	15,761	16,977	20,850	24,480
Income from discontinued operations, net of tax	871	1,231	964	843	1,067	1,534	1,210	1,918

Net Income	$19,480	$19,229	$23,079	$30,300	$16,828	$18,511	$22,060	$26,398

Earnings per share—basic:
Income from continuing operations	$0.58	$0.55	$0.67	$0.88	$0.50	$0.54	$0.66	$0.77
Income from discontinued operations	0.03	0.04	0.03	0.03	0.04	0.05	0.04	0.06

Net income per common share—basic	$0.61	$0.59	$0.70	$0.91	$0.54	$0.59	$0.70	$0.83

Earnings per share—diluted:
Income from continuing operations	$0.57	$0.53	$0.64	$0.85	$0.48	$0.51	$0.62	$0.74
Income from discontinued operations	0.02	0.04	0.03	0.02	0.03	0.05	0.04	0.06

Net income per common share—diluted	$0.59	$0.57	$0.67	$0.87	$0.51	$0.56	$0.66	$0.80

Earnings per share (“EPS”) for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average of shares outstanding during the fiscal year. Thus, the sum of EPS for each of the four quarters may not equal the EPS for the fiscal year.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 30, 2009, 2008 and 2007

(in thousands)

Description	Balance at Beginning of Fiscal Year	Additions Charged to Revenue and COGS and Expense	Additions from Acquisitions	Reclassifications, Write-offs and Deductions	Balance at Fiscal Year End
Fiscal Year Ended November 30, 2007
Allowance for sales returns	$17,116	$1,416	$—	$2,136	$20,668
Allowance for deferred tax assets	1,607	645	—	—	2,252

Fiscal Year Ended November 30, 2008
Allowance for sales returns	$20,668	$974	$—	$—	$21,642
Allowance for deferred tax assets	2,252	370	1,351	—	3,973

Fiscal Year Ended November 30, 2009
Allowance for sales returns	$21,642	$(1,977)	$—	$817	$20,482
Allowance for deferred tax assets	3,973	1,610	—	242	5,825

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting on page 46 is incorporated herein by reference.

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

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders to be held on March 22, 2010 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer, our controller and persons performing similar functions. This code of ethics, called a Code of Ethics and Business Conduct for Employees, Officers and Directors, is available free of charge on our public website (www.synnex.com ) on the investor relations webpage. Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,729,398	$13.37	2,262,578	(1)(2)

(1)

Includes the number of shares reserved for issuance under our Amended and Restated 2003 Stock Incentive Plan. The number of shares authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan will not exceed the sum of (1) the number of shares subject to outstanding options granted under our 1997 Stock Option Plan/Stock Issuance Plan, our Special Executive Stock Option/Stock Issuance Plan and our 1993 Stock Option Plan outstanding, to the extent those options expire, terminate or are cancelled for any reason prior to being exercised, plus (2) 5,506,649 shares of common stock; provided, however, that the number of authorized shares under our Amended and Restated 2003 Stock Incentive Plan will not exceed 14,111,761 shares of common stock. Please see Note 3 of the Notes to the Consolidated Financial Statements for further information regarding the Amended and Restated 2003 Stock Incentive Plan.

(2)	Includes 750,000 shares available-for-sale pursuant to our 2003 Employee Stock Purchase Plan (as amended). Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. Please see Note 3 of the Notes to the Consolidated Financial Statements for further information regarding the 2003 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(1)	Financial Statements Schedule

See Index under Item 8.

(2)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b) Exhibits.

Exhibit Number	Description of Document
2.1	Acquisition Agreement, dated March 27, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

2.2	Amending Agreement, dated April 30, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.2	Indenture related to the 4.0% Convertible Senior Notes due 2018, dated as of May 12, 2008, between SYNNEX Corporation and U.S. Bank National Association, as trustee (including form of 4.0% Convertible Senior Note due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2008).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.2#	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.3#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.4	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document
10.6#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	HP U.S. Business Development Partner Agreement dated November 6, 2003, between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Company, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.10	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.11#	Employment Agreement dated February 7, 2006, between the Company and Robert Huang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.12#	Settlement and Release, dated March 24, 2009, by and between SYNNEX Canada Limited and Jim Estill (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended May 31, 2009).

10.13	Third Amended and Restated Credit Agreement dated as of January 23, 2009, by and among the Company, the lenders signatory thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.14	Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.15	Third Amended and Restated Receivables Funding and Administration Agreement, dated as January 23, 2009, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.16#	Offer Letter, dated as of March 23, 2007, between Thomas C. Alsborg and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 28, 2007).

10.17	Master Supply Agreement dated as of May 16, 2007, by and among Sun Microsystems, Inc. and Sun Microsystems International B.V. and MiTAC International Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007).

10.18#	Amendment to Employment Agreement, dated as of February 7, 2006, by and between the Company and Robert Huang (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.19#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

Exhibit Number	Description of Document
10.20#	SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.21#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.22	Asset Purchase Agreement dated February 25, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.23	First Amendment to Asset Purchase Agreement dated March 31, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.24#	Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008).

10.25#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.26#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.27#	2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.28#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 110 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

See Index under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2010

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

Name	Title	Date

/s/ KEVIN M. MURAI	President and Chief Executive Officer (Principal Executive Officer) and Director	Febuary 5, 2010
Kevin M. Murai

/s/ THOMAS C. ALSBORG Thomas C. Alsborg	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Febuary 5, 2010

/S/ ROBERT T. HUANG	Chairman of the Board	Febuary 5, 2010
Robert T. Huang

/s/ MATTHEW F.C MIAU	Chairman Emeritus of the Board	Febuary 5, 2010
Matthew F.C Miau

/S/ FRED A. BREIDENBACH	Director	Febuary 5, 2010
Fred A. Breidenbach

/S/ JAMES C. VAN HORNE	Director	Febuary 5, 2010
James C. Van Horne

/S/ GREGORY L. QUESNEL	Director	Febuary 5, 2010
Gregory L. Quesnel

/S/ DWIGHT A. STEFFENSEN	Director	Febuary 5, 2010
Dwight A. Steffensen

/S/ DUANE E. ZITZNER	Director	Febuary 5, 2010
Duane E. Zitzner

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Acquisition Agreement, dated March 27, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

2.2	Amending Agreement, dated April 30, 2007, by and among RGC Canada Ltd., Redmond Group of Companies LP, 2064862 Ontario Inc., AVS Technologies Limited Partnership and SYNNEX Canada Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.2	Indenture related to the 4.0% Convertible Senior Notes due 2018, dated as of May 12, 2008, between SYNNEX Corporation and U.S. Bank National Association, as trustee (including form of 4.0% Convertible Senior Note due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2008).

10.1#	Amended and Restated 2003 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.2#	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.3#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.4	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.5	Registration Rights Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7	HP U.S. Business Development Partner Agreement dated November 6, 2003, between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.8	Master External Manufacturing Agreement, dated August 28, 1999, by and among the Company, MiTAC International Corporation and Sun Microsystems, Inc., including amendments thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.9	Joint Sales and Marketing Agreement, dated May 6, 2002, between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Exhibit Number	Description of Document

10.10	Master Agreement and Plan of Reorganization among the Company, SYNNEX, K.K. and MCJ Co., Ltd. dated March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.11#	Employment Agreement dated February 7, 2006, between the Company and Robert Huang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2006).

10.12#	Settlement and Release, dated March 24, 2009, by and between SYNNEX Canada Limited and Jim Estill (incorporated by reference to Exhibit 10.1to the Company’s Quarterly Report in Form 10-Q for the quarter ended May 31, 2009).

10.13	Third Amended and Restated Credit Agreement dated as of January 23, 2009, by and among the Company, the lenders signatory thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.33to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.14	Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.15	Third Amended and Restated Receivables Funding and Administration Agreement, dated as January 23, 2009, among SIT Funding Corporation, the lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.16#	Offer Letter, dated as of March 23, 2007, between Thomas C. Alsborg and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 28, 2007).

10.17	Master Supply Agreement dated as of May 16, 2007, by and among Sun Microsystems, Inc. and Sun Microsystems International B.V. and MiTAC International Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2007).

10.18#	Amendment to Employment Agreement, dated as of February 7, 2006, by and between the Company and Robert Huang (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.19#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.20#	SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.21#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.22	Asset Purchase Agreement dated February 25, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.23	First Amendment to Asset Purchase Agreement dated March 31, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

Exhibit Number	Description of Document

10.24#	Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008).

10.25#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.26#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.27#	2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.28#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 110 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.