Form 10-Q
period 2010-02-28
SYNNEX CORP
filed 2010-04-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2010
Common Stock, $0.001 par value	34,686,519

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	February 28, 2010	November 30, 2009
		(As Adjusted - See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$38,054	$37,816
Short-term investments	23,775	21,219
Accounts receivable, net	782,375	820,633
Receivable from vendors, net	106,342	99,610
Receivable from affiliates	884	5,144
Inventories	770,979	713,813
Deferred income taxes	27,807	27,787
Current deferred assets	24,492	13,830
Other current assets	50,067	26,144
Assets held for sale	—	74,185

Total current assets	1,824,775	1,840,181
Property and equipment, net	94,203	94,725
Goodwill	110,697	107,563
Intangible assets, net	20,734	18,066
Deferred income taxes	306	2,849
Long-term deferred assets	16,174	10,636
Other assets	37,775	25,890

Total assets	$2,104,664	$2,099,910

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$176,690	$150,740
Accounts payable	632,975	687,432
Payable to affiliates	76,541	82,728
Accrued liabilities	115,348	117,599
Current deferred liabilities	30,673	18,798
Income taxes payable	3,425	2,431
Liabilities related to assets held for sale	—	18,148

Total current liabilities	1,035,652	1,077,876
Long-term borrowings	9,288	9,410
Long-term liabilities	43,140	29,285
Long-term deferred liabilities	14,361	9,742
Convertible debt	127,881	126,785
Deferred income taxes	5,533	8,077

Total liabilities	1,235,855	1,261,175

Commitments and contingencies (Note 15)	—	—
SYNNEX Corporation’s stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized,
33,880 and 33,602 shares issued and outstanding	34	34
Additional paid-in capital	255,637	249,892
Accumulated other comprehensive income	24,313	27,151
Retained earnings	585,904	551,245

Total SYNNEX Corporation stockholder’s equity	865,888	828,322
Non-controlling interest	2,921	10,413

Total equity	868,809	838,735

Total liabilities and equity	$2,104,664	$2,099,910

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2010	February 28, 2009
		(As Adjusted - See Note 2)
Revenue	$1,936,038	$1,720,370
Cost of revenue	(1,826,877)	(1,619,523)

Gross profit	109,161	100,847
Selling, general and administrative expenses	(70,208)	(67,060)

Income from continuing operations before non-operating items, income taxes and non-controlling interest	38,953	33,787
Interest expense and finance charges, net	(3,809)	(5,099)
Other income (expense), net	1,163	(388)

Income from continuing operations before income taxes and non-controlling interest	36,307	28,300
Provision for income taxes	(13,067)	(10,322)

Income from continuing operations before non-controlling interest, net of tax	23,240	17,978
Income from discontinued operations, net of tax	75	1,074
Gain on sale of discontinued operations, net of tax	11,351	—

Net income	34,666	19,052
Net income attributable to non-controlling interest	(7)	(161)

Net income attributable to SYNNEX Corporation	$34,659	$18,891

Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$23,249	$18,020
Discontinued operations:
Income from discontinued operations, net of tax	59	871
Gain on sale of discontinued operations, net of tax	11,351	—

Net income attributable to SYNNEX Corporation:	$34,659	$18,891

Earnings per share - basic:
Income from continuing operations	$0.69	$0.56
Income from discontinued operations	0.33	0.03

Net income per common share - basic	$1.02	$0.59

Earnings per share - diluted:
Income from continuing operations	$0.66	$0.55
Income from discontinued operations	0.32	0.03

Net income per common share - diluted	$0.98	$0.58

Weighted-average common shares outstanding - basic	33,880	32,113

Weighted-average common shares outstanding - diluted	35,255	32,764

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2010	February 28, 2009
		(As Adjusted - See Note 2)
Cash flows from operating activities:
Net income	$34,666	$19,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,709	3,014
Amortization of intangible assets	1,234	2,077
Accretion of convertible notes discount	1,097	985
Share-based compensation	1,923	2,000
Provision for doubtful accounts	2,475	3,469
Inventory reserve	1,056	4,258
Tax benefits from employee stock plans	3,105	788
Excess tax benefit from share-based compensation	(2,640)	(717)
Realized and unrealized (gain) loss on investments	(252)	611
Loss (gain) on disposal of assets and businesses	(12,137)	—
Other-than-temporary impairment on securities	—	53
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	47,074	142,262
Receivables from vendors	(3,807)	(5,263)
Receivables from affiliates	4,232	(1,967)
Inventories	(27,896)	34,284
Other assets	(28,619)	8,768
Payable to affiliates	(6,187)	27,021
Accounts payable	(56,449)	(20,349)
Accrued liabilities	(206)	(8,534)
Deferred liabilities	16,479	(6,870)

Net cash provided by (used in) operating activities	(22,143)	204,942

Cash flows from investing activities:
Purchase of trading investments	(1,552)	(1,357)
Proceeds from sale of trading investments	2,188	2,682
Purchase of held-to-maturity investments	(2,929)	(1,754)
Proceeds from sale of held-to-maturity investments	2,812	2,996
Acquisition of businesses, net of cash acquired	(37,248)	(2,042)
Purchase of property and equipment	(2,399)	(2,292)
Proceeds from sale of businesses	30,390	—
Loan advances	(5,012)	—
Increase in restricted cash	(10,816)	(914)

Net cash used in investing activities	(24,566)	(2,681)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	885,970	606,922
Payment of revolving line of credit and securitization	(860,081)	(790,220)
Payment of bank loans	(144)	(5,654)
Excess tax benefit from share-based compensation	2,640	717
Book overdraft	(6,088)	(15,905)
Proceeds from issuance of common stock	3,228	1,262

Net cash provided by (used in) financing activities	25,525	(202,878)

Effect of exchange rate changes on cash and cash equivalents	(168)	806

Net increase (decrease) in cash and cash equivalents	(21,352)	189
Cash and cash equivalents at beginning of period	59,406	56,026

Cash and cash equivalents at end of period	$38,054	$56,215

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2010	February 28, 2009
		(As Adjusted - See Note 2)
Net income	$34,666	$19,052
Other comprehensive income:
Unrealized gain on available-for-sale securities	9	—
Foreign currency translation adjustment	507	(5,026)

Total other comprehensive income	516	(5,026)

Comprehensive income :	35,182	14,026
Comprehensive income attributable to non-controlling interest	74	(161)

Comprehensive income attributable to SYNNEX Corporation	$35,256	$13,865

The following is a summary of total comprehensive income and its allocation between the shareholders of SYNNEX Corporation and non-controlling interests:

	Three Months Ended February 28, 2010			Three Months Ended February 28, 2009
	Attributable to SYNNEX Corporation	Attributable to non-controlling interests	Total	Attributable to SYNNEX Corporation	Attributable to non-controlling interests	Total
Net income	$34,659	$7	$34,666	$18,891	$161	$19,052
Other comprehensive income:
Unrealized gain on available-for-sale securities	9	—	9	—	—	—
Foreign currency translation adjustment	588	(81)	507	(5,026)	—	(5,026)

Total other comprehensive income	597	(81)	516	(5,026)	—	(5,026)

Total comprehensive income :	$35,256	$(74)	$35,182	$13,865	$161	$14,026

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to original equipment manufacturers (“OEMs”), software publishers, reseller customers and retail customers worldwide. SYNNEX’s service offering includes product distribution, logistics services, global business services (“GBS”) and contract assembly. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Mexico, Japan, the Philippines and the United Kingdom (“UK”).

The accompanying interim unaudited consolidated financial statements as of February 28, 2010 and for the three month periods ended February 28, 2010 and 2009 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2009 have been derived from the Company’s annual audited financial statements except as adjusted for the adoption of new accounting standards as explained in Note 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2009, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009. There have been no material changes to these accounting policies, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Restricted cash

As of February 28, 2010, the Company had restricted cash in the amount of $42,542, of which $18,333 is reported in “Other assets” for future payments to its contractors relating to the long-term projects at the Company’s Mexico operation. The Company receives the payments from the Mexican government for the equipment and services on a monthly basis. A portion of the payments to the contractors are withheld per agreement, which will be paid upon completion of the projects. The remaining amount of $24,209 is reported in “Other current assets” and relates to the lockbox collections under the Company’s borrowing arrangements.

As of November 30, 2009, the Company had restricted cash in the amount of $31,319 of which $14,304 is reported in “Other assets” for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation. The remaining amount of $17,015 is reported in “Other current assets” and relates to the lockbox collections under the Company’s borrowing arrangements.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2010, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through February 28, 2010, such losses have been within management’s expectations.

In the three months ended February 28, 2010 one customer accounted for approximately 11% of the Company’s total revenue. In the three months ended February 28, 2009, no single customer exceeded 10% or more of the Company’s total revenue. At February 28, 2010, no customer accounted for more than 10% of the consolidated accounts receivable balance. At November 30, 2009, one customer

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

accounted for approximately 11% of the total consolidated accounts receivable balance. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 37% and 35% of the total revenue for the three months ended February 28, 2010 and 2009, respectively.

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

The Company recognizes revenue on certain service contracts, post-contract software support services, and extended warranty contracts, where it is not a primary obligor, on a net basis beginning in the first fiscal quarter of 2010. Approximately 4% of revenue was recorded on a net basis.

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

The Company’s Mexico operation primarily focuses on projects with the Mexican government and other local agencies that are long-term in nature. The Company sells the computers and equipment to the contractors who provide services to the Mexican government. Under the agreements, the payments are due on a monthly basis and contingent upon the contractors performing certain services, fulfillment of certain obligations and meeting certain conditions. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract, which coincides with payments no longer being contingent.

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

Net income per common share

Net income per common share-basic is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares include the dilutive effect of stock options, restricted stock and restricted stock units. The calculation of net income per common share is presented in Note 10.

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

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board, or (“FASB”), issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard is applicable to the Company beginning December 1, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard is applicable to the Company beginning December 1, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In January 2010, the FASB issued an update to existing standards on fair value measurements, which requires new disclosures about inputs and valuation techniques used in recurring and non-recurring fair value measurements and about significant transfers between the three levels of fair value measurements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 and will be adopted by the Company in the second quarter of fiscal year 2010. The accounting update is not expected to have a material impact on the Company’s consolidated financial statements.

During the first quarter of fiscal year 2010, the Company adopted the following accounting standards:

In December 2007, the FASB issued a new accounting pronouncement for business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with ASC 450, “Contingencies.” The new standard is effective for fiscal years that begin after December 15, 2008, and was adopted by the Company in the first quarter of fiscal year 2010. The Company began accounting for business combinations under the new standard effective December 1, 2009.

In December 2007, the FASB issued accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company in the first quarter of fiscal year 2010 with retrospective application of presentation and disclosure requirements.

In April 2008, the FASB issued a new accounting pronouncement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles–Goodwill and Other.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under this standard and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations.” This new standard is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company in the first quarter of fiscal year 2010 with no material impact on its consolidated results of operations and financial condition.

In May 2008, the FASB issued a new accounting pronouncement which requires an issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by the Company in the first quarter of fiscal year 2010. The accounting pronouncement is applicable to the Company’s Notes was issued in May 2008. See Note 9. Although the adoption of this pronouncement did not impact the Company’s actual past or future cash flows, it resulted in an increase in non-cash interest expense. The accompanying comparative consolidated financial statements and footnotes have been adjusted for all periods presented to reflect the retrospective application of the new standard. See Note 9.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The following financial statement line items for the three months ended February 28, 2009 and as of November 30, 2009, were impacted as a result of applying the new standard retrospectively:

	Three months ended February 28, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(4,114)	$(5,099)	$985
Income from continuing operations before income taxes and non-controlling interest	29,285	28,300	(985)
Provision for income taxes	(10,718)	(10,322)	396
Income from continuing operations	18,567	17,978	(589)
Net income	19,641	19,052	(589)

Earnings per share
Net income per common share - basic	$0.61	$0.59	$(0.02)

Net income per common share - diluted	$0.59	$0.58	$(0.01)

	As of November 30, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Balance Sheets
Other current assets	$26,522	$26,144	$(378)
Convertible debt	143,750	126,785	(16,965)
Deferred income taxes	1,442	8,077	6,635
Additional paid-in capital	236,213	249,892	13,679
Retained earnings	554,972	551,245	(3,727)

The following financial statement line items for the three months ended February 28, 2010 and as of February 28, 2010, were impacted as a result of applying the new standard:

	Three months ended February 28, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
Consolidated Statement of Operations:
Income from continuing operations before income taxes and non-controlling interest	$36,307	$37,404	$1,097
Net income attributable to SYNNEX Corporation	34,659	35,327	668

Earnings per share

Net income per common share - basic	$1.02	$1.04	$0.02

Net income per common share - diluted	$0.98	$1.00	$0.02

	As of February 28, 2010
	As reported	Amount as would have been reported prior to adoption of new standard	Effect of Change increase / (decrease)
Consolidated Balance Sheets
Other current assets	$37,775	$38,153	$378
Convertible debt	127,881	143,750	15,869
Deferred income taxes	5,533	(673)	(6,206)
Additional paid-in capital	255,637	241,958	(13,679)
Retained earnings	585,904	590,299	4,395

In June 2008, the FASB ratified guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. This is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The ratification of this new standard did not have a material impact on the Company’s consolidated results of operations and financial condition.

In November 2008, the FASB clarified guidance that the initial carrying value of an equity method investment should be determined in accordance with ASC 805, “Business Combinations.” Other-than-temporary impairment of an equity method investment should be recognized in accordance with ASC 323, “Investments—Equity Method and Joint Ventures.” ASC 323,

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

“Investments—Equity Method and Joint Ventures,” is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and was adopted by the Company in the first quarter of fiscal year 2010. The Company currently has no equity method investments; however, any future investments will be accounted for in accordance with ASC 323.

In November 2008, the FASB ratified the standard that applies to defensive assets that are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. This standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures.” This standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and was adopted by the Company in the first quarter of fiscal year 2010. Intangible assets acquired in fiscal year 2010 and later will be accounted for in accordance with this standard. The ratification of this standard did not have a material impact on the Company’s consolidated results of operations and financial condition. The Company did not hold any defensive assets as of February 28, 2010.

In November 2008, the FASB ratified the standard that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. This standard is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and was adopted by the Company in the first quarter of fiscal year 2010. The Company did not have any such financial instruments as of February 28, 2010.

In June 2009, the FASB issued a new accounting pronouncement that eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This standard will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009 and in interim periods within those first annual reporting periods with earlier adoption prohibited. This standard was adopted by the Company during the first quarter of fiscal year 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued a new accounting pronouncement to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This new standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and was adopted by the Company in the first quarter of fiscal year 2010. The Company does not have any variable interest entities as of the date of adoption.

NOTE 3—SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense under the provisions of ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values.

The Company uses the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility and expected life. Under the fair value recognition provisions of ASC718, “Compensation—Stock Compensation,” share-based compensation is estimated at the grant-date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

During the three months ended February 28, 2010 and 2009, the Company did not grant any stock options under the Amended and Restated 2003 Stock Incentive Plan. During the three months ended February 28, 2010, the Company granted approximately eight thousand shares of restricted stock under the Amended and Restated 2003 Stock Incentive Plan, with an estimated total grant-date fair value of $249. During the three months ended February 28, 2009, the Company did not grant any restricted stock.

The Company recorded share-based compensation expense, for the three months ended February 28, 2010 and 2009 of $1,923 and $2,000 respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 4—BALANCE SHEET COMPONENTS:

	February 28, 2010	November 30, 2009
Short-term investments
Trading securities	$10,001	$10,301
Available-for-sale securities	108	112
Held-to-maturity securities	10,716	7,785
Cost method securities	2,950	3,021

	$23,775	$21,219

Accounts receivable, net
Trade accounts receivable	$836,415	$864,895
Less: Allowance for doubtful accounts	(25,034)	(23,780)
Less: Allowance for sales returns	(29,006)	(20,482)

	$782,375	$820,633

Receivable from vendors, net
Receivables from vendors	$111,635	$105,429
Less: Allowance for doubtful accounts	(5,293)	(5,819)

	$106,342	$99,610

Inventories
Components	$54,161	$59,364
Finished goods	716,818	654,449

	$770,979	$713,813

Property and equipment, net
Land	$21,374	$21,152
Equipment and computers	64,501	62,691
Furniture and fixtures	10,250	10,152
Buildings, leasehold improvements	75,464	75,433
Construction in progress	863	882

	172,452	170,310
Less: Accumulated depreciation	(78,249)	(75,585)

	$94,203	$94,725

Goodwill

	Distribution	GBS	Total
Balance at November 30, 2009	$82,415	$25,148	$107,563
Goodwill additions during the period	3,240	—	3,240
Translation	(106)	—	(106)

Balance at February 28, 2010	$85,549	$25,148	$110,697

Goodwill increased as of February 28, 2010 compared to November 30, 2009, due to the acquisition of Jack of All Games, Inc. in the distribution segment.

Intangible assets, net

	February 28, 2010			November 30, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Vendor lists	$39,114	$(24,410)	$14,704	$34,315	$(24,104)	$10,211
Customer lists	21,471	(15,785)	5,686	21,440	(15,024)	6,416
Other intangible assets	3,315	(2,971)	344	4,734	(3,295)	1,439

	$63,900	$(43,166)	$20,734	$60,489	$(42,423)	$18,066

Amortization expense for the three months ended February 28, 2010 and 2009 was $1,234 and $2,077, respectively. The increase in intangible assets as of February 28, 2010 compared to November 30, 2009 is due to the acquisition of Jack of All Games, Inc., offset by the sale of intangible assets related to the BDG division, which resulted in a gain of $785. The changes are in the distribution segment.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	February 28, 2010			November 30, 2009
	Original Cost	Unrealized (Losses)/Gains	Carrying Value	Original Cost	Unrealized (Losses)/Gains	Carrying Value
Short-term investments
Trading securities	$11,101	$(1,100)	$10,001	$11,631	$(1,330)	$10,301
Available-for-sale	134	(26)	108	147	(35)	112
Held-to-maturity	10,716	—	10,716	7,785	—	7,785
Cost method securities	2,950	—	2,950	3,021	—	3,021

	$24,901	$(1,126)	$23,775	$22,584	$(1,365)	$21,219

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. Short-term cost investments primarily consist of investments in private equity funds and in a hedge fund under the Company’s deferred compensation plan.

Trading securities and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

During the three months ended February 28, 2010, the total realized and unrealized gain recorded on the Company’s trading investments was $251. During the three months ended February 28, 2009, the total realized and unrealized loss recorded on the Company’s trading investments was $565.

For the three months ended February 28, 2010, there was no other-than-temporary loss recorded on cost securities. For the three months ended February 28, 2009, the Company recorded other-than-temporary loss of $53 on cost securities.

As of February 28, 2010, the available-for-sale and cost method securities have been in a loss position for more than 12 months.

Investments with maturities from the date of purchase greater than three months and less than one year have been corrected to classify such amounts as short-term investments rather than cash equivalents. The impact on net cash used in investing activities for the three months ended February 28, 2009 was $3,923 as reported and is $2,681 as corrected. The Company concluded that the correction was not material to prior period interim consolidated financial statements for fiscal 2009 based on SEC Staff Accounting Bulletin No. 99: Materiality. Corrected consolidated statement of cash flows has been presented for the three months ended February 28, 2009.

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the Canadian Dollar, British Pound, Philippines Peso, Japanese Yen, Mexican Peso and Chinese Renminbi. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest rate risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14. The following table summarizes the Company’s derivative instruments not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” as of February 28, 2010:

Derivatives not designated as hedging instruments under ASC 815:	Location of derivative on Balance Sheet	Fair value as of February 28, 2010	Location of realized and unrealized gain/(loss) recognized in income	Realized and unrealized gain/ (loss) for the three months ended February 28, 2010
Foreign exchange forward contracts	Accrued liabilities	$(164)	Other income/(expense)	$(321)

		$(164)		$(321)

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). On January 23, 2009, the Company amended and restated the U.S. Arrangement (the “U.S. Amended and Restated Arrangement”) to replace the lead bank and agent. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of February 28, 2010 was $170,800 and as of November 30, 2009 was $119,000.

During the first quarter ended February 28, 2010, the U.S. Amended and Restated Arrangement was renewed for one year with a new maturity date of January 10, 2011. Under the terms of renewal the program fee is reduced from 0.75% to 0.65% and the facility fee is reduced from 0.75% to 0.65%.

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

SYNNEX Canada Limited (“SYNNEX Canada”) replaced its renewable revolving accounts receivable securitization program in Canada (the “Canadian Arrangement”), with a secured revolving credit arrangement (“Canadian Revolving Arrangement”) in May 2009. In connection with a Canadian Revolving Arrangement, the Company pledged the stock of SYNNEX Canada. Prior to replacing the Canadian Arrangement in May 2009, the Canadian Arrangement was accounted for as an off-balance sheet transaction because the Company funded the advances by selling its rights, title and interest in U.S. and Canadian trade accounts receivables (“Canadian Receivables”) to the financial institution on a fully-serviced basis. The Canadian Revolving Arrangement is accounted for as an on-balance sheet transaction. The balance outstanding on the Canadian Revolving Arrangement as of February 28, 2010 was $2,337 and as of November 20, 2009 was $29,100.

The Company also has other financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 15 for additional information. The net sales financed for the three months ended February 28, 2010 and February 28, 2009 were $146,007 and $202,209, respectively. Approximately $35,866 and $47,219 of accounts receivable at February 28, 2010 and November 30, 2009, respectively, were subject to flooring agreements. Flooring fees were approximately $710 and $883 in the three months ended February 28, 2010 and February 28, 2009, respectively, and are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	February 28, 2010	November 30, 2009
SYNNEX U.S. securitization	$170,800	$119,000
SYNNEX U.S. revolving line of credit	1,000	—
SYNNEX Canada revolving line of credit	2,337	29,097
SYNNEX Canada term loan	9,882	9,994
Others	1,959	2,059

	185,978	160,150
Less: Current portion	(176,690)	(150,740)

Non-current portion	$9,288	$9,410

SYNNEX U.S. securitization

The U.S. Amended and Restated Arrangement allows the Company to sell up to a maximum of $350,000 in U.S. Receivables. During the first quarter ended February 28, 2010, the U.S. Amended and Restated Arrangement was renewed for one year with a new maturity date of January 10, 2011. The effective borrowing costs under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the commitment. Under the terms of renewal the program fee was reduced from 0.75% to 0.65% and the facility fee was reduced from 0.75% to 0.65%.

SYNNEX U.S. senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions. On January 23, 2009, the Company amended and restated its U.S. senior secured revolving line of credit arrangement (the “Amended and Restated Revolver”) to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was amended from $120,000 to $80,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70,000 to $150,000 at the Company’s request, in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at the Company’s option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires on February 11, 2011. The Revolver was further amended such that it is a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement is not extended. In addition, it is also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement the Company should have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. The balance outstanding under the Amended and Restated Revolver as of February 28, 2010 was $1,000 and there was no borrowing outstanding as of November 30, 2009.

SYNNEX Canada revolving line of credit

SYNNEX Canada replaced its revolving line of credit arrangement of C$30,000 and the Canadian Arrangement of C$110,000 with the Canadian Revolving Arrangement in May 2009, with a financial institution for a maximum commitment of C$125,000. The Canadian Revolving Arrangement provides a sublimit of $5,000 for the issuance of standby letters of credit. As of February 28, 2010, outstanding standby letters of credit totaled $3,254. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable will be at least (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017.

Others

The Company has other overdraft and lines of credit facilities. The balance outstanding as of February 28, 2010 and November 30, 2009 was $1,959 and $2,059, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

SYNNEX Canada credit facility

SYNNEX Canada has a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit. In February 2010, an amendment reduced this limit from C$30,000 to C$390 with validity up to 180 days. The limit was reduced as a result of the sale of BDG division. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$1,000 cash on deposit equal to 100% of the outstanding letters of credit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada, which was reduced to C$7,000 from C$20,000. Letters of credit issued against this facility were $367 as of February 28, 2010 and $868 as of November 30, 2009.

Interest expense and finance charges

For the three months ended February 28, 2010, the total interest expense and finance charges for accounts receivable securitization, the Revolver, the Notes and all other debt and lines of credit were $5,723, including non cash debt accretion expense of $1,097 for the Notes. For the three months ended February 28, 2009, the total interest expense and finance charges for accounts receivable securitization, the Revolver, the Notes and all other debt and lines of credit were $7,427, including non cash debt accretion expense of $985 for the Notes. The interest expense and finance charges are included in “Interest expense and finance charges, net” in the consolidated statement of operations. The interest expense for the three months ended February 28, 2009, includes the partial write off of $769 in unamortized debt costs relating to the amendment of the U.S. Arrangement and the Revolver. The range of interest rates was between 0.90% and 3.75% in the first quarter of fiscal year 2010. The range of interest rates in the first quarter of fiscal year 2009 was between 1.98% and 10.77%.

Covenants compliance

In relation to the U.S. Amended and Restated Arrangement, the Amended and Restated Revolver and the Canadian Revolving Arrangement, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratio. They also limit the Company’s ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of the Notes subject to certain liquidity tests.

As of February 28, 2010, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $106,667 and $105,097 as of February 28, 2010 and November 30, 2009, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 9—CONVERTIBLE DEBT:

Convertible debt	February 28, 2010	November 30, 2009
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(15,869)	(16,965)

Net carrying amount	$127,881	$126,785

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

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

The Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value. The right of the holders of the Notes to require the Company to repurchase the Notes in the event of a fundamental change and the contingent interest feature would require separate measurement from the Notes; however, the amount is insignificant. The additional shares issuable following certain corporation transactions do not require bifurcation and separate measurement from the Notes.

As previously discussed in Note 2, the Company adopted new standards effective December 1, 2009, that changed the accounting for the Notes. Under the previous standards the Notes were recognized entirely as a liability at historical value. In accordance with the provisions of the new standards, the Company retrospectively recognized both a liability and an equity component of the Notes in a manner that reflects its non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120,332. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23,418 and was retroactively recorded as a debt discount and will be amortized to interest expense and finance charges over the five year period to the first put date, utilizing the effective interest method. The corresponding offset was recorded to additional paid-in capital and was adjusted for deferred taxes of $9,157. Underlying debt issuance costs of $3,575 associated with the Notes were allocated between the liability and equity components of the debt in accordance with the provisions of the new standard.

As of February 28, 2010, the remaining amortization period is approximately 38 months assuming the redemption of the debentures at the first purchase date of May 20, 2013. During the three months ended February 28, 2010 and 2009, the Company recorded contractual interest expense of $1,624 and $1,653, respectively, based on the coupon rate of 4.0% and non-cash interest expense of $1,097 and $985, respectively, based on the effective rate of 8.0%. As of February 28, 2010 and November 30, 2009, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22,836. As of February 28, 2010, the if-converted value of the Notes did not exceed the principal balance.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	February 28, 2010	February 28, 2009
Amounts attributable to SYNNEX Corporation:
Income from continuing operations	$23,249	$18,020
Discontinued operations:
Income from discontinued operations, net of tax	59	871
Gain on sale of discontinued operations, net of tax	11,351	—

Net income attributable to SYNNEX Corporation	$34,659	$18,891

Weighted-average common shares-basic	33,880	32,113
Effect of dilutive securities:
Stock options and restricted stock	1,375	651

Weighted-average common shares-diluted	35,255	32,764

Earnings per share - basic:
Income from continuing	$0.69	$0.56
Income from discontinued operations	0.33	0.03

Net income per common share-basic	$1.02	$0.59

Earnings per share - diluted:
Income from continuing	$0.66	$0.55
Income from discontinued operations	0.32	0.03

Net income per common share-diluted	$0.98	$0.58

Options to purchase 33 and 676 shares of common stock for the three months ended February 28, 2010 and 2009, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of February 28, 2010, MiTAC International and its affiliates beneficially owned approximately 33% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

The Company works closely with MiTAC International on OEM outsourcing and to jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $66,386 and $77,878 for the three months ended February 28, 2010, and February 28, 2009, respectively. The Company’s sales to MiTAC International and its affiliates in the three months ended February 28, 2010, and February 28, 2009, totaled approximately $668 and $1,017, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The Company remains dependent on MiTAC International as a contract assembly partner, any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on its business, particularly its contract assembly business with Sun Microsystems.

Beneficial Ownership of the Company’s Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 33% of the Company’s common stock as of February 28, 2010. These shares are owned by the following entities:

MiTAC International (1)	6,738,412
Synnex Technology International Corp. (2)	4,689,244

Total	11,427,656

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,038,427 shares (of which 243,088 shares are directly held and 795,339 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest of 14.9% in Synnex Technology International. Neither MiTAC International nor Mr. Miau are affiliated with any person(s), entity, or entities, that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

The Company purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, Chairman. As of February 28, 2010, the value of the investment was $1,082. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

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

The distribution services segment distributes information technology, consumer electronics, and complementary products to a variety of customers, including value-added resellers, system integrators, retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

The GBS services segment offers a range of services to the Company’s customers that include customer management, software development, and back office processing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings in China.

Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2010 and 2009, and as of February 28, 2010 and November 30, 2009 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended February 28, 2009
Revenue	$1,701,139	$24,401	$(5,170)	$1,720,370
Income from continuing operations before non-operating items, income taxes and non-controlling interest	31,127	2,660	—	33,787
Three months ended February 28, 2010
Revenue	$1,915,340	$26,072	$(5,374)	$1,936,038
Income from continuing operations before non-operating items, income taxes and non-controlling interest	35,994	2,959	—	38,953

Total assets as of November 30, 2009	$2,002,750	$184,667	$(87,507)	$2,099,910
Total assets as of February 28, 2010	$2,058,474	$220,286	$(174,096)	$2,104,664

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The inter-segment eliminations relate to the inter-segment back-office support between the GBS and distribution segments and inter-segment investments. Total assets in the GBS segment as of November 30, 2009 include assets held for sale.

Segment by Geography

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three months ended February 28, 2010 and 2009:

	Three Months Ended
	February 28, 2010	February 28, 2009
Revenue
North America	$1,899,496	$1,679,153
Other	36,542	41,217

	$1,936,038	$1,720,370

	As of
	February 28, 2010	November 30, 2009
Long-lived assets
North America	$83,022	$70,610
Other	48,956	50,005

	$131,978	$120,615

Revenue in the United States was approximately 82% and 80% of total revenue for the three months ended February 28, 2010 and 2009, respectively. Revenue in Canada was approximately 16% and 17% of total revenue for the three months ended February 28, 2010 and 2009, respectively. No other geographical location accounted for more than 10% of the Company’s total revenue.

NOTE 13—ACQUISITIONS

Fiscal year 2010 acquisitions

On February 26, 2010, the Company purchased substantially all of the North American assets of Jack of All Games, Inc, a distributor of video game hardware and software. The Company expects this acquisition to expand its consumer electronics product offerings. The acquisition will be fully integrated into the Company’s distribution segment. The total consideration is $42,653. This includes approximately $6,500 in deferred payments that are generally payable six months after the close and subject to compliance with certain post-closing conditions. No revenue or earnings of Jack of All Games was included in the Consolidated Statement of Operations for the three months ended February 28, 2010.

The preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase Consideration:
Cash Payment	$37,248
Less: Amount due from seller	(1,095)
Accrual subject to post closing conditions	6,500

$42,653

Allocation:
Accounts receivable	$10,044
Vendor accounts receivable	2,677
Inventory	31,005
Other current asset	290
Goodwill	3,240
Intangibles (1)	4,800
Accounts payable	(7,800)
Accrued liabilities	(1,603)

$42,653

(1)	Intangibles will be amortized over a period of 3 to 10 years.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

Fiscal year 2009 acquisitions

In the first quarter of fiscal year 2009, the Company completed two acquisitions in the GBS segment. Through these acquisitions, the Company acquired web development services and complementary products for a total consideration of approximately $6,579. One of the acquisitions is reported under discontinued operations.

The above acquisitions in fiscal 2010 and 2009, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting for business combinations utilizing the purchase method of accounting.

NOTE 14—FAIR VALUE MEASUREMENTS:

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

There was no impact for the adoption of ASC 820, “Fair Value Measurements and Disclosures,” to the Consolidated Financial Statements. The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above ASC 820, “Fair Value Measurements and Disclosures,” categories as of February 28, 2010 and November 30, 2009:

	February 28, 2010				November 30, 2009
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Trading securities	$10,001	$10,001	$—	$—	$10,301	$10,301	$—	$—
Available-for-sale securities	108	108	—	—	112	112	—	—
Held-to-maturity securities	10,716	10,716	—	—	7,785	7,785	—	—
Forward foreign currency exchange contracts	(164)	—	(164)	—	(113)	—	(113)	—
Long-term accounts receivable	10,515	—	10,515	—	7,169	—	7,169	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The fair value of held-to-maturity securities is based on the contractual maturity values of the Company’s investment in term deposits with maturity periods ranging from three months to one year, held with banks and financial institutions. The forward exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair value of long-term accounts receivable is based on customer rating and creditworthiness.

The Company recorded a realized and unrealized gain of $97 and $217, respectively, for the three months ended February 28, 2010, and a realized and unrealized gain of $2,103 and $1,228, respectively, for the three months ended February 28, 2009, in “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency exchange contracts.

The following table presents the assets and liabilities that are not carried at fair value as of February 28, 2010 and November 30, 2009:

	As of February 28, 2010		As of November 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
			(As adjusted- see Note 2)
Cost method investments in short-term investments	$2,950	$2,405	$3,021	$2,496
Long-term debt	9,288	9,288	9,410	9,410
Convertible debt	127,881	169,218	126,785	168,788

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

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

No other-than-temporary impairment charges were recorded in the three months ended February 28, 2010. In the three months ended February 28, 2009, $53 was recognized as other-than-temporary impairment charges relating to the carrying value of the Company’s cost method securities.

The fair value of the cost method investments is based on a valuation model developed internally to measure impairment primarily based on the operating results and future earnings prospects of the investee. The carrying value of long-term debt approximates fair value since current interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible debt traded in a limited trading market.

The carrying value of cost method investments included in other assets as of both February 28, 2010 and November 30, 2009 was $3,550, respectively. The fair value of these cost method investments is greater than the carrying value.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of February 28, 2010, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2010 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

The Company is from time to time involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. These preference actions are filed by the bankruptcy trustee on behalf of the bankrupt estate and generally seek to have payments made by the debtor within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt estate’s creditors. The Company does not have any material developments with respect to any material legal proceedings.

The Company does not believe that these proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 16—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada under ASC 805, “Business Combinations” (“ASC 805”). During the three months ended February 28, 2010, the Company made payments of $91 for the remaining lease obligations on the RGC facility. The remaining balance outstanding on facility and exit costs as of February 28, 2010 and November 30, 2009 was $466 and $557, respectively.

NOTE 17—DISCONTINUED OPERATIONS:

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions was sold to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design. HiChina Web Solution was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned, holding company of SYNNEX Corporation. Under the terms of the agreement, the Company received approximately $59,558 for its estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. The total gain recorded on the sale was $11,351, net of income taxes. The Company, as the ultimate parent, has agreed to guarantee the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of the Company’s GBS segment. The Company has no significant continuing involvement in the operations of HiChina Web Solutions.

Under the provisions of FASB ASC 360, “Property, Plant and Equipment,” the sale of HiChina Web Solutions qualifies as a discontinued operation component of the Company. Accordingly, the Company has excluded results of HiChina’s operations from its consolidated statements of continuing operations for the three months ended February 28, 2010 and 2009 to present this business in discontinued operations.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The following table shows the results of operations of HiChina Web Solutions for the three months ended February 28, 2010 and 2009 which are included in the earnings from discontinued operations:

	Three months ended February 28,
	2010*	2009
Revenue	$2,959	$8,522
Cost of revenue	(1,706)	(3,572)

Gross profit	1,253	4,950
Selling, general and administrative expenses	(1,199)	(4,037)

Income from operations before non-operating items, income taxes and non-controlling interest	54	913

Interest income (expense and finance charges), net	17	131
Other income (expense), net	5	(19)

Income before income taxes and non-controlling interest	76	1,025
(Provision for) Benefit from income taxes	(2)	(41)

Income from discontinued operations	74	984
Income from discontinued operations attributable to non-controlling interest	(15)	(203)

Income from discontinued operations attributable to SYNNEX Corporation	$59	$781

*	Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

The following are the carrying amount of major classes of assets and liabilities of HiChina Web Solution’s discontinued operations which were classified as held for sale as of November 30, 2009:

November 30, 2009
Assets:
Cash and cash equivalents	$21,590
Short term investments	8,952
Property and equipment, net	6,256
Goodwill	29,920
Intangible assets	3,670
Other assets	3,797

Total assets held for sale	$74,185

Liabilities:
Current deferred liabilities	$10,198
Other liabilities	7,950

Total liabilities related to assets held for sale	$18,148

Non-controlling interest	$7,402

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended February 28, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 18—EQUITY:

A reconciliation of the changes in equity for the three months ended February 28, 2010 and 2009 is presented below:

	Three months ended February 28, 2010			Three months ended February 28, 2009
	Attributable to SYNNEX Corporation	Attributable to Non-controlling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Non-controlling interest	Total Equity
Beginning balance of equity:	$828,322	$10,413	$838,735	$692,330	$4,673	$697,003
(As adjusted—see Note 2)
Issuance of common stock on exercise of options and restricted stock	3,007	—	3,007	1,106	—	1,106
Issuance of common stock for employee stock purchase plan	221	—	221	158	—	158
Tax benefit from exercise of non-qualified stock options	3,105	—	3,105	788	—	788
Share based compensation	1,923	—	1,923	2,000	—	2,000
Change in equity for Hi-China Web Solutions (1)	(5,946)	(7,403)	(13,349)	4,928	—	4,928
Non-controlling interest’s share of discontinued operations	—	(15)	(15)	—	—	—
Comprehensive income:
Net income (loss)	34,659	7	34,666	18,891	161	19,052
Other comprehensive income (loss):
Changes in unrealized gain (loss) on available-for-sale securities	9	—	9	—	—	—
Foreign currency translation adjustment	588	(81)	507	(5,026)	—	(5,026)

Total other comprehensive income (loss)	597	(81)	516	(5,026)	—	(5,026)

Total comprehensive income (loss)	35,256	(74)	35,182	13,865	161	14,026

Ending balance of equity:	$865,888	$2,921	$868,809	$715,175	$4,834	$720,009

(1)	See Note 17—Discontinued Operations for further discussion.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on the Form 10Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, expected benefits and developments of our services and operations, our market strategy, our infrastructure, our investment in our IT systems, potential effects of the economic environment, anticipated benefits of our acquisitions, impact of acquisitions on our financial position, our revenue and operating results, our gross margins, our agreements with MiTAC International Corporation, or MiTAC International, our relationship with MiTAC International and Sun Microsystems, competition with Synnex Technology International, our estimates regarding our capital requirements, our future needs for additional financing, concentration of products and customers, expansion of our operations, our international operations, adequacy of our facilities, our legal proceedings, our strategic acquisitions of businesses and assets, effect of future expansion on our operations, adequacy of our cash resources to meet our capital needs, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, impact of changes in tax regulations, impact of rules and regulations affecting public companies, impact of our accounting policies, statements regarding our capitalization and stock price, our dividend policy, our estimated fair value of our reporting units and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We operate in two segments, distribution services and global business services, or GBS. Our primary business process services are distribution, contract assembly and business process outsourcing services, or BPO. Our distribution services segment distributes computing, consumer electronics and complementary products to a variety of customers, including value-added resellers, or VARs, system integrators and retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print.

We bring synergy to our customers’ business process services requirements. In SYNNEX, OEMs can have a single service provider for supply chain management, contract assembly and distribution combined. Our business model is flexible and modular to accommodate the specific needs of our customers. To further enhance our business process services solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We combine our core strengths in distribution, supply chain management, and contract assembly in an effort to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 15,000 technology products (as measured by active SKUs) from more than 100 IT OEM suppliers to more than 15,000 resellers, system integrators, and retailers throughout the United States, Canada and Mexico. As of February 28, 2010, we had over 7,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 98% of our total revenue was from North America for the three months ended February 28, 2010.

We purchase IT systems, peripherals, system components, software and networking equipment from OEM suppliers such as Hewlett-Packard Company, or HP, Acer, Panasonic, Seagate and Lenovo and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Products purchased from our largest OEM supplier, HP, accounted for approximately 37% and 35% of our total revenue for the three months ended February 28, 2010 and 2009, respectively.

Our distribution segment operates in the distribution and contract assembly services industries, which are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.

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

Recent Acquisitions and Divestitures

We seek to augment our services offering with strategic acquisitions of businesses and assets that complement and expand our global business process services capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller customers, retail customers and OEM suppliers, extended the geographic reach of our operations, particularly targeted in international markets, and diversified and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

On February 26, 2010, we purchased substantially all of the North American assets of Jack of All Games, Inc, a distributor of video game hardware and software for a total consideration of $42.7 million. This includes approximately $6.5 million in deferred payments that are generally payable six months after the close and subject to compliance with certain post closing conditions. We expect this acquisition to expand our consumer electronics product offerings. The acquisition will be fully integrated into our distribution segment.

The above acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada under ASC 805, “Business Combinations,” or ASC 805. During the three months ended February 28, 2010, we made a payment of $0.1 million, which is included in Selling, general and administrative expenses, for the remaining lease obligations on the RGC facility. The remaining balance outstanding on facility and exit costs as of February 28, 2010 and November 30, 2009 was $0.5 million and $0.6 million, respectively.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three month period ended February 28, 2010 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2009, except for the adoption of new accounting standards relating to our convertible debt. The new accounting standards were adopted retrospectively from the date of issuance. See Note 2 of the financial statements for further discussion on the impact of this accounting change. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	February 28, 2010	February 28, 2009
Statements of Operations Data:
Revenue	100.00%	100.00%
Cost of revenue	(94.36)	(94.14)

Gross profit	5.64	5.86
Selling, general and administrative expenses	(3.63)	(3.90)

Income from continuing operations before non-operating items and income taxes and non-controlling interest	2.01	1.96
Interest expense and finance charges, net	(0.20)	(0.30)
Other income (expense), net	0.06	(0.02)

Income from continuing operations before income taxes and non-controlling interest	1.87	1.64
Provision for income taxes	(0.67)	(0.60)

Income from continuing operations	1.20	1.04
Income from discontinued operations, net of tax	0.00	0.06
Gain on sale of discontinued operations, net of tax	0.59	—

Net income	1.79	1.11

Net income attributable to non-controlling interest	—	0.01

Net income attributable to SYNNEX Corporation	1.79%	1.10%

Three Months Ended February 28, 2010 and 2009

Revenue

	Three Months Ended
	February 28, 2010	February 28, 2009	% Change
	(in thousands)
Revenue	$1,936,038	$1,720,370	12.5%
Distribution revenue	1,915,340	1,701,139	12.6%
GBS revenue	26,072	24,401	6.8%
Inter-segment elimination	(5,374)	(5,170)	3.9%

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

Our increase in distribution revenue year over year for the three months ended February 28, 2010, was primarily attributable to an increase of 15% in peripherals, 27% in IT systems, 15% in system components, and 25% in networking systems sales offset by a 35% decrease in software sales, primarily due to the change in accounting for certain service contracts, post-contract software support services, and extended warranty contracts for the fiscal quarter ended February 28, 2010. The increase in distribution revenue was mainly due to the strengthening of market demand after a deep economic recession complemented by new initiatives and vendor lines.

Gross Profit

	Three Months Ended
	February 28, 2010	February 28, 2009	% Change
	(in thousands)
Gross profit	$109,161	$100,847	8.2%
Percentage of revenue	5.64%	5.86%	-3.8%

Our gross profit is affected by a variety of factors, including competition, the average selling prices, the variety of products and services we sell, the customers to whom we sell, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, fluctuations in revenue and overhead costs of our contract assembly and our mix of business including our GBS services.

Our gross profit in dollars increased mainly due to increased revenue. For the three months ended February 28, 2010, gross profit as a percentage of revenue decreased 22 basis points over the prior year quarter. The gross profit as a percentage of revenue for the three months ended February 28, 2010 was approximately 22 basis points higher as a result of a change in accounting of revenue on a net basis for service contracts, post-contract software support services, and extended warranty contracts. The overall decrease in gross profit as a percentage of revenue from prior year quarter was mainly due to changes in product mix and geographic mix, offset by lower inventory reserves.

No specific products or customers, or changes in pricing strategy individually or as a group, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2010	February 28, 2009	% Change
	(in thousands)
Selling, general and administrative expenses	$70,208	$67,060	4.7%
Percentage of revenue	3.63%	3.90%	-6.9%

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

Selling, general and administrative expenses increased for the three months ended February 28, 2010 on a dollar basis from the prior year quarter mainly due to: (1) an increase in compensation cost of $1.2 million, resulting from an increase in the number of employees primarily in the U.S. associated with growth and investments in strategic initiatives; (2) an increase in deferred compensation expense of $1.3 million; and (3) an increase in other operating expenses of $2.7 million for consolidation of warehouses in the U.S., integration cost of Jack of All Games, personnel related costs due to the sale of the BDG division in Canada and other operating expenses to support the overall growth in the business. These increases were partially offset by a decrease in bad debt expense of $1.4 million and lower intangible amortization charges of $0.5 million.

Income from Operations before Non-Operating Items, Income Taxes and Non-controlling interest

	Three Months Ended
	February 28, 2010	February 28, 2009	% Change
	(in thousands)
Income from continuing operations before non-operating items, income taxes and non-controlling interest	$38,953	$33,787	15.3%
Percentage of Total Revenue	2.01%	1.96%	2.6%
Distribution income from continuing operations before non-operating items, income taxes and non-controlling interest	35,994	31,127	15.6%
Percentage of Distribution Revenue	1.88%	1.83%	2.7%
GBS income from continuing operations before non-operating items, income taxes and non-controlling interest	2,959	2,660	11.2%
Percentage of GBS Revenue	11.35%	10.90%	4.1%

Our income from continuing operations before non-operating items, income taxes and non-controlling interest as a percentage of revenue increased to 2.01% for the three months ended February 28, 2010 compared to 1.96% from prior year quarter. The overall improvement in operating margin in the distribution and the GBS segments is described below.

The distribution segment income from continuing operations before non-operating items, income taxes and non-controlling interest as percentage of distribution revenue increased to 1.88% for the three months ended February 28, 2010 from prior year quarter of 1.83%, primarily due to the net revenue accounting treatment for sales of service and extended warranty contracts adopted in 2010. Higher gross profit dollars were offset in part by higher selling and administrative expenses.

The GBS segment income from continuing operations before non-operating items, income taxes and non-controlling interest as a percentage of revenue increased to 11.35% for the three months ended February 28, 2010 from prior year quarter of 10.90%, primarily due to higher gross profit offset by higher selling and administrative expenses.

Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2010	February 28, 2009	% Change
	(in thousands)
Interest expense and finance charges, net	$3,809	$5,099	-25.3%
Percentage of revenue	0.20%	0.30%	-33.3%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit, other debt, fees associated with third party accounts receivable flooring arrangements, non cash interest expense on our convertible debt and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our multi-year contracts in our Mexico operation.

The decrease in interest expense and finance charges, net, for the three months ended February 28, 2010 compared to the prior year quarter was approximately $1.3 million as a result of lower borrowings augmented by lower interest rates.

Other Income (Expense), Net

	Three Months Ended
	February 28, 2010	February 28, 2009	% Change
	(in thousands)
Other income (expense), net	$1,163	$(388)	399.7%
Percentage of revenue	0.06%	-0.02%	400.0%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, including those in our deferred compensation plan and other non-operating gains and losses.

The increase in other income (expense), net for the three months ended February 28, 2010 compared to the prior year quarter was due to realized and unrealized gains of $0.9 million earned on trading securities related to our deferred compensation program and a gain of $0.8 million from the sale of the BDG division by SYNNEX Canada. These were offset by lower foreign exchange transaction gains of $0.1 million.

Provision for Income Taxes

Our effective tax rate in the three months ended February 28, 2010 was 36.0% compared with an effective tax rate of 36.5% from the prior year quarter. The decrease in the effective tax rate was primarily due to slightly higher profit contributions from lower tax jurisdictions.

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

Non-controlling Interest

Non-controlling interest is the portion of earnings from operations attributable to others. In March 2008, we acquired a controlling interest in Nihon Daikou Shouji Co. Ltd, or NDS, which operates in Japan. The non-controlling interest is contained within our GBS segment and represents the share of NDS’s income that is attributable to others.

Goodwill

We conducted our annual goodwill impairment testing as of November 30, 2009 and concluded that there was no impairment. There were no significant changes to the key assumptions used in our annual goodwill impairment analysis. Hence, there were no indications of any triggering events that would necessitate further impairment analysis on the fair value of reporting units.

Discontinued Operations

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions was sold to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design. HiChina Web Solution was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned, holding company of SYNNEX Corporation. Under the terms of the agreement, we received approximately $59.6 million for our estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. The total gain recorded on the sale was approximately $11.4 million, net of income taxes. We, the ultimate parent, have agreed to guarantee the obligations of SYNNEX Investment Holdings Corporation up to approximately $35.0 million in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment. We have no significant continuing involvement in the operations of HiChina Web Solutions.

Under the provisions of FASB ASC 360, “Property, Plant and Equipment,” the sale of HiChina Web Solutions qualifies as a discontinued operation component. Accordingly, we have excluded results of HiChina’s operations from our consolidated statements of continuing operations for the three months ended February 28, 2010 and 2009.

The following table shows the results of operations of HiChina Web Solutions for the three months ended February 28, 2010 and 2009 which are included in the earnings from discontinued operations:

	Three months ended February 28,
	2010*	2009
Revenue	$2,959	$8,522
Cost of revenue	(1,706)	(3,572)

Gross profit	1,253	4,950
Selling, general and administrative expenses	(1,199)	(4,037)

Income from operations before non-operating items, income taxes and non-controlling interest	54	913

Interest income (expense and finance charges), net	17	131
Other income (expense), net	5	(19)

Income before income taxes and non-controlling interest	76	1,025
(Provision for) benefit from income taxes	(2)	(41)

Income from discontinued operations	74	984
Income from discontinued operations attributable to non-controlling interest	(15)	(203)

Income from discontinued operations attributable to SYNNEX Corporation	$59	$781

*	Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

The following are the carrying amounts of major classes of assets and liabilities of HiChina Web Solution’s discontinued operations which were classified as held for sale as of November 30, 2009:

November 30, 2009
Assets:
Cash and cash equivalents	$21,590
Short term investments	8,952
Property and equipment, net	6,256
Goodwill	29,920
Intangible assets	3,670
Other assets	3,797

Total assets held for sale	$74,185

Liabilities:
Current deferred liabilities	$10,198
Other liabilities	7,950

Total liabilities related to assets held for sale	$18,148

Non-controlling interest	$7,402

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

Net cash used in operating activities was $22.1 million in the three months ended February 28, 2010 which was primarily attributable to the utilization of cash resources to reduce accounts payable by $56.4 million, increase in other assets of $28.6 million, and increased inventory purchases of $27.9 million. These were offset by collections from our customers resulting in a decrease in accounts receivable of $47.1 million and net income of $34.7 million.

Net cash used in investing activities was $24.6 million in the three months ended February 28, 2010, which includes cash used for the acquisition of Jack of All Games, Inc. of $37.2 million, an increase in restricted cash of $10.8 million and capital expenditures of $2.4 million, and a $5.0 million long-term loan given to a third party, offset by $30.4 million net cash received from the sale of HiChina Web Solutions and the BDG division of SYNNEX Canada.

Net cash provided by financing activities was $25.5 million in the three months ended February 28, 2010 consisting primarily of the net receipts of $25.7 million from our securitization arrangements, bank loans and revolving line of credit and $3.2 million proceeds from the issuance of common stock.

We had sufficient availability on our credit arrangements to support our operating activities as of February 28, 2010.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $106.7 million as of February 28, 2010 and $105.1 million as of November 30, 2009. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

Capital Resources

Our cash and cash equivalents totaled $38.1 million and $37.8 million at February 28, 2010 and November 30, 2009, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

Off-Balance Sheet Arrangements

Our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada, replaced the accounts receivable securitization program in Canada, with a secured revolving credit arrangement, or the Canadian Revolving Arrangement, in May 2009. In connection with the Canadian Revolving Arrangement, we pledged our stock in SYNNEX Canada. Prior to its replacement, the Canadian Arrangement was accounted for as an off-balance sheet transaction because we funded the advances by selling rights, title and interest in U.S. and Canadian trade receivables, or Canadian Receivables, to the financial institution on a fully-serviced basis. Under the terms and conditions of the Canadian Revolving Arrangement the accounts receivable portion is accounted for as an on-balance sheet financing arrangement. The balance outstanding on the Canadian Revolving Agreement as of February 28, 2010 was $2.3 million and as of November 30, 2009 was $29.1 million.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. On January 23, 2009, we amended and restated the U.S. Arrangement, or the U.S. Amended and Restated Arrangement, to replace the lead bank and agent. The effective borrowing cost under the U.S. Amended and Restated Arrangement became a blend of the prevailing dealer commercial paper rates plus a program fee based on the used portion of the commitment and a facility fee payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of February 28, 1010 was $170.8 million.

During the first quarter ended February 28, 2010, the U.S. Amended and Restated Arrangement was renewed for one year with a new maturity date of January 10, 2011. The effective borrowing costs under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the commitment. Under the terms of renewal the program fee was reduced from 0.75% to 0.65% and the facility fee was reduced from 0.75% to 0.65%.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. On January 23, 2009, we amended and restated the Revolver, or the Amended and Restated Revolver, to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was also amended from $120.0 million to $80.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70.0 million to $150.0 million at our request in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at our option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by our inventory and other assets and expires on February 11, 2011. Among other changes, the Revolver was further amended such that it would be a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement were not extended. In addition, it would be also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement we do not have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. The balance outstanding under the Amended and Restated Revolver as of February 28, 2010 was $1.0 million and there was no borrowing outstanding as of November 30, 2009.

SYNNEX Canada replaced the Canadian revolving line of credit arrangement or Canadian Arrangement of C$30.0 million and replaced the accounts receivable securitization program, of C$110.0 million with a Canadian Revolving Arrangement in May 2009, having a maximum commitment of C$125.0 million. The Canadian Revolving Arrangement provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of February 28, 2010 and November 30, 2009, there were outstanding standby letters of credit totaling $3.3 million and $3.2 million, respectively. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lenders under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balance outstanding under our Canadian Revolving Arrangement as of February 28, 2009 and November 30, 2009 was $2.3 million and $29.1 million, respectively.

SYNNEX Canada has a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit. In February 2010, an amendment reduced this limit from C$30.0 million to C$0.4 million with validity up to 180 days. The limit was reduced as a result of the sale BDG division. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$1.0 million cash on deposit equal to 100% of the outstanding letters of credit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada, which was reduced to C$7.0 million from C$20.0 million. Letters of credit issued against this facility were $0.4 million as of February 28, 2010 and $0.9 million as of November 30, 2009.

We have other lines of credit and revolving facilities with financial institutions which provide for borrowing capacity aggregating approximately $5.8 million at February 28, 2010 and November 30, 2009. At February 28, 2010 and November 30, 2009, we had borrowings of $2.0 million and $2.1 million, respectively, outstanding under these facilities.

We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions, totaling approximately $9.9 million and $10.0 million at February 28, 2010 and November 30, 2009, respectively.

The expiration dates of our various borrowing arrangements range from 2010 to 2017.

Covenants Compliance

In relation to our U.S. Amended and Restated Arrangement, the Amended and Restated Revolver and the Canadian Revolving Arrangement, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants and restrict our ability to incur additional debt. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratio. They also limit our ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Note subject to certain liquidity tests.

As of February 28, 2010, we were in compliance with all material covenants for the above arrangements.

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

The Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value. The right of the holders of the Notes to require us to repurchase the Notes in the event of a fundamental change and the contingent interest feature would require separate measurement from the Notes; however, the amount is insignificant. The additional shares issuable following certain corporate transactions do not require bifurcation and separate measurement from the Notes.

In the first quarter of fiscal year 2010, we adopted new standards effective December 1, 2009, that changed the accounting for the Notes. Under the previous standards the Notes were recognized entirely as a liability at historical value. In accordance with the provisions of the new standards, we retrospectively recognized both a liability and an equity component of the Notes in a manner that reflects our non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature was determined to be $120.3 million. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23.4 million and was retroactively recorded as a debt discount and will be amortized to interest expense and finance charges over the five year period to the first put date, utilizing the effective interest rate method. The corresponding offset was recorded to additional paid-in capital and was adjusted for deferred taxes of $9.2 million. Underlying debt issuance costs of $3.6 million associated with the Notes were allocated between the liability and equity components of the debt in accordance with the provisions of the new standard.

As of February 28, 2010, the remaining amortization period is approximately 38 months assuming the redemption of the debentures at the first purchase date of May 20, 2013. During the three months ended February 28, 2010 and 2009, we recorded contractual interest expense of $1.6 million and $1.7 million, respectively, based on the coupon rate of 4.0% and non-cash interest expense of $1.1 million and $1.0 million, respectively, based on the effective rate of 8.0%. As of February 28, 2010 and November 30, 2009, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22.8 million. As of February 28, 2010, the if-converted value of the Notes did not exceed the principal balance.

Related Party Transactions

We have a business relationship with MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of November 30, 2009, MiTAC International and its affiliates beneficially owned approximately 33% of our common stock. In addition, Matthew Miau, the Chairman Emeritus of our Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International on OEM outsourcing and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $66.4 million and $77.9 million for the three months ended February 28, 2010 and February 28, 2009, respectively. Our sales to MiTAC International and its affiliates in the three months ended February 28, 2010 and February 28, 2009, totaled approximately $0.7 million and $1.0 million, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

Beneficial Ownership of our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 33% of our common stock as of February 28, 2010. These shares are owned by the following entities:

MiTAC International (1)	6,738,412
Synnex Technology International Corp. (2)	4,689,244

Total	11,427,656

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 1,038,427 shares (of which 243,088 shares are directly held and 795,339 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest of 14.9% in Synnex Technology International. Neither MiTAC International nor Mr. Miau are affiliated with any person(s), entity or entities that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our then President and Co-Chief Executive Officer. During fiscal year 2008, we purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of February 28, 2010, the value of the investment was $1.1 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard is applicable to us beginning December 1, 2010. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard is applicable to us beginning December 1, 2010. We are currently assessing the future impact of this new accounting standard to our consolidated financial statements.

In January 2010, the FASB issued an update to existing standards on fair value measurements, which requires new disclosures about inputs and valuation techniques used in recurring and non-recurring fair value measurements and about significant transfers between the three levels of fair value measurements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 and will be adopted by us in the second quarter of fiscal year 2010. The accounting update is not expected to have a material impact on our consolidated financial statements.

During the first quarter of fiscal year 2010, we adopted the following accounting standards:

In December 2007, the FASB issued a new accounting pronouncement for business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued additional guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with ASC 450, “Contingencies.” The new standard is effective for fiscal years that begin after December 15, 2008, and was adopted by us in the first quarter of fiscal year 2010. We began accounting for business combinations under the new standard effective December 1, 2009.

In December 2007, the FASB issued accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by us in the first quarter of fiscal year 2010 with retrospective application of presentation and disclosure requirements.

In April 2008, the FASB issued a new accounting pronouncement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles—Goodwill and Other.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under this standard and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations.” This new standard is effective for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010 with no material impact on our consolidated results of operations and financial condition.

In May 2008, the FASB issued a new accounting pronouncement which requires an issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by us in the first quarter of fiscal year 2010. The accounting pronouncement is applicable to our Notes which was issued in May 2008. See Note 9. Although the adoption of this pronouncement did not impact our actual past or future cash flows, it resulted in an increase in non-cash interest expense. The accompanying comparative consolidated financial statements and footnotes have been adjusted for all periods presented to reflect the retrospective application of the new standard.

The following financial statement line items for the three months ended February 28, 2009 and as of November 30, 2009, were impacted as a result of applying the new standard retrospectively:

	Three months ended February 28, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(4,114)	$(5,099)	$985
Income from continuing operations before income taxes and non-controlling interest	29,285	28,300	(985)
Provision for income taxes	(10,718)	(10,322)	396
Income from continuing operations	18,567	17,978	(589)
Net income	19,641	19,052	(589)

Earnings per share

Net income per common share - basic	$0.61	$0.59	$(0.02)

Net income per common share - diluted	$0.59	$0.58	$(0.01)

	As of November 30, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Balance Sheets
Other current assets	$26,522	$26,144	$(378)
Convertible Debt	143,750	126,785	(16,965)
Deferred income taxes	1,442	8,077	6,635
Additional paid-in capital	236,213	249,892	13,679
Retained earnings	554,972	551,245	(3,727)

The following financial statement line items for the three months ended February 28, 2010 and as of February 28, 2010, were impacted as a result of applying the new standard:

	Three months ended February 28, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
Consolidated Statement of Operations:
Income from continuing operations before income taxesand non-controlling interest	$36,307	$37,404	$1,097
Net income attributable to SYNNEX Corporation	34,659	35,327	668

Earnings per share

Net income per common share - basic	$1.02	$1.04	$0.02

Net income per common share - diluted	$0.98	$1.00	$0.02

	As of February 28, 2010
	As reported	Amount as would have been reported prior to adoption of new standard	Effect of Change increase / (decrease)
Consolidated Balance Sheets
Other current assets	$37,775	$38,153	$378
Convertible debt	127,881	143,750	15,869
Deferred income taxes	5,533	(673)	(6,206)
Additional paid-in capital	255,637	241,958	(13,679)
Retained earnings	585,904	590,299	4,395

In June 2008, the FASB ratified guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. This is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The ratification of this new standard did not have a material impact on our consolidated results of operations and financial condition.

In November 2008, the FASB clarified guidance that the initial carrying value of an equity method investment should be determined in accordance with ASC 805, “Business Combinations.” Other-than-temporary impairment of an equity method investment should be recognized in accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and was adopted by us in the first quarter of fiscal year 2010. We currently have no equity method investments, however any future investments will be accounted for in accordance with ASC 323.

In November 2008, the FASB ratified the standard that applies to defensive assets that are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. This standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with ASC 805, “Business Combinations,” and ASC 820, “Fair Value Measurements and Disclosures.” This standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010. Intangible assets acquired in fiscal year 2010 and later will be accounted for in accordance with this standard. The ratification of this standard did not have a material impact on our consolidated results of operations and financial condition. We do not hold any defensive assets as of February 28, 2010.

In November 2008, the FASB ratified the standard that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. This standard is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and was adopted by us in the first quarter of fiscal year 2010. We do not have any such financial instruments as of February 28, 2010.

In June 2009, the FASB issued a new accounting pronouncement that eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This standard will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009 and in interim periods within those first annual reporting periods with earlier adoption prohibited. This standard was adopted by us during the first quarter of fiscal year 2010. The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.

In June 2009, the FASB issued a new accounting pronouncement to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This new standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and was adopted by us in the first quarter of fiscal year 2010. We do not have any variable interest entities as of the date of adoption.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three month period ended February 28, 2010 from our Annual Report on Form 10-K for the year ended November 30, 2009. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of Hewlett-Packard Company, or HP, products represented approximately 37% and 35% of our total revenue in the three months ended February 28, 2010 and 2009, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2010. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 28, 2010, we had 785 support personnel located in China. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	effect of tax rate on purchase accounting for acquisitions;

•	resolution of issues arising from tax audit or examinations and any related interest or penalties; and

•	uncertainty in obtaining tax holiday extensions, and expiration or loss of tax holidays in various jurisdictions.

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

As of February 28, 2010, we had approximately $313.9 million in outstanding short and long-term borrowings under term loans, convertible debt and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure, which may hinder the repayment of our convertible debt.

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

Our ability to service our debt and our ability to repay current or future indebtedness when due, depend in large part upon the earnings of our subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the convertible debt. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At February 28, 2010, we had approximately $186.0 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

In the three months ended February 28, 2010 and 2009, approximately 18% and 20%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We have international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. For the three months ended February 28, 2010 and 2009, approximately 18% and 20%, respectively, of our total revenue was generated outside the United States. For the three months ended February 28, 2010 and 2009, approximately 16% and 17%, respectively, of our total revenue was generated in Canada. No country other than the U.S. and Canada accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Risks Related to Our Relationship with MiTAC International Corporation

As of February 28, 2010, our executive officers, directors and principal stockholders owned approximately 35% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of February 28, 2010, our executive officers, directors and principal stockholders owned approximately 35% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 33% of our common stock.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliates. In fiscal year 2009, Mr. Miau received the same compensation as other independent directors. For fiscal year 2010, Mr. Miau again will receive the same compensation as other independent directors. Mr. Miau’s compensation payable is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of disinterested members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of disinterested members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of February 28, 2010, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.9% of Synnex Technology International and approximately 8.0% of MiTAC International. As of February 28, 2010, MiTAC International directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of February 28, 2010. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 13.6% of our outstanding common stock as of February 28, 2010. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

ITEM 5.	Exhibits

10.1	Fourth Omnibus Amendment, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current
Report on Form 8-K filed on January 15, 2010).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2010

SYNNEX Corporation

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer

By:	/s/ Thomas C. Alsborg
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Fourth Omnibus Amendment, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.