Form 10-Q
period 2010-05-31
SYNNEX CORP
filed 2010-07-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2010
Common Stock, $0.001 par value	35,600,512

SYNNEX CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	May 31, 2010	November 30, 2009
ASSETS		(As Adjusted - See Note 2)
Current assets:
Cash and cash equivalents	$58,605	$37,816
Short-term investments	16,851	21,219
Accounts receivable, net	732,967	820,633
Receivable from vendors, net	120,636	99,610
Receivable from affiliates	711	5,144
Inventories	791,897	713,813
Current deferred tax assets	27,836	27,787
Current deferred assets	13,298	13,830
Other current assets	66,760	26,144
Assets held for sale	—	74,185

Total current assets	1,829,561	1,840,181
Property and equipment, net	93,796	94,725
Goodwill	112,073	107,563
Intangible assets, net	19,126	18,066
Deferred tax assets	302	2,849
Long-term deferred assets	13,876	10,636
Other assets	35,713	25,890

Total assets	$2,104,447	$2,099,910

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$150,788	$150,740
Accounts payable	660,662	687,432
Payable to affiliates	58,663	82,728
Accrued liabilities	103,495	117,599
Current deferred liabilities	17,145	18,798
Income taxes payable	296	2,431
Liabilities related to assets held for sale	—	18,148

Total current liabilities	991,049	1,077,876
Long-term borrowings	9,214	9,410
Long-term liabilities	49,130	29,285
Long-term deferred liabilities	7,896	9,742
Convertible debt	128,992	126,785
Deferred tax liabilities	5,546	8,077

Total liabilities	1,191,827	1,261,175

Commitments and contingencies (Note 15)	—	—
SYNNEX Corporation’s stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 35,061 and 33,602 shares issued and outstanding	35	34
Additional paid-in capital	273,914	249,892
Accumulated other comprehensive income	24,965	27,151
Retained earnings	610,748	551,245

Total SYNNEX Corporation stockholders’ equity	909,662	828,322
Non-controlling interest	2,958	10,413

Total equity	912,620	838,735

Total liabilities and equity	$2,104,447	$2,099,910

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
		(As Adjusted - See Note 2)		(As Adjusted - See Note 2)

Revenue	$2,032,812	$1,802,705	$3,968,850	$3,523,075
Cost of revenue	(1,916,145)	(1,701,765)	(3,743,022)	(3,321,288)

Gross profit	116,667	100,940	225,828	201,787
Selling, general and administrative expenses	(73,233)	(70,947)	(143,441)	(138,007)

Income from continuing operations before non-operating items, income taxes and non-controlling interest	43,434	29,993	82,387	63,780
Interest expense and finance charges, net	(3,736)	(4,178)	(7,545)	(9,277)
Other income (expense), net	(93)	1,417	1,070	1,029

Income from continuing operations before income taxes and non-controlling interest	39,605	27,232	75,912	55,532
Provision for income taxes	(14,651)	(9,944)	(27,718)	(20,266)

Income from continuing operations before non-controlling interest, net of tax	24,954	17,288	48,194	35,266
Income from discontinued operations, net of tax	—	1,586	75	2,660
Gain on sale of discontinued operations, net of tax	—	—	11,351	—

Net income	24,954	18,874	59,620	37,926
Net income attributable to non-controlling interest	(110)	(241)	(117)	(402)

Net income attributable to SYNNEX Corporation	$24,844	$18,633	$59,503	$37,524

Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$24,844	$17,402	$48,093	$35,422
Discontinued operations:
Income from discontinued operations, net of tax	—	1,231	59	2,102
Gain on sale of discontinued operations, net of tax	—	—	11,351	—

Net income attributable to SYNNEX Corporation:	$24,844	$18,633	$59,503	$37,524

Earnings per share - basic:
Income from continuing operations	$0.72	$0.53	$1.41	$1.10
Income from discontinued operations	—	0.04	0.33	0.06

Net income per common share - basic	$0.72	$0.57	$1.74	$1.16

Earnings per share - diluted:
Income from continuing operations	$0.70	$0.51	$1.36	$1.07
Income from discontinued operations	—	0.04	0.32	0.06

Net income per common share - diluted	$0.70	$0.55	$1.68	$1.13

Weighted-average common shares outstanding - basic	34,624	32,475	34,256	32,296

Weighted-average common shares outstanding - diluted	35,703	33,731	35,483	33,249

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2010	May 31, 2009
		(As Adjusted - See Note 2)
Cash flows from operating activities:
Net income	$59,620	$37,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	5,527	5,934
Amortization of intangible assets	2,580	4,073
Accretion of convertible notes discount	2,207	1,983
Share-based compensation	3,666	4,154
Provision for doubtful accounts	4,924	8,171
Inventory reserve	2,384	5,694
Tax benefits from employee stock plans	10,496	3,305
Excess tax benefit from share-based compensation	(8,798)	(2,718)
Realized and unrealized gain on investments	(179)	(1,444)
Loss (gain) on disposal of assets and businesses	(12,146)	71
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	94,199	113,551
Receivables from vendors	(18,080)	8,776
Receivables from affiliates	4,433	(2,093)
Inventories	(53,507)	52,969
Other assets	(31,494)	20,803
Payable to affiliates	(24,065)	29,027
Accounts payable	(46,697)	(56,548)
Accrued liabilities	(5,511)	(8,594)
Deferred liabilities	(3,017)	(12,107)

Net cash provided by (used in) operating activities	(13,458)	212,933

Cash flows from investing activities:
Purchase of trading investments	(4,733)	(4,517)
Proceeds from sale of trading investments	6,947	4,201
Investment in held-to-maturity term deposits	(4,864)	(7,929)
Proceeds from redemption of held-to-maturity term deposits	10,017	5,047
Acquisition of businesses, net of cash acquired	(37,248)	(11,042)
Purchase of property and equipment	(4,757)	(4,843)
Proceeds from sale of businesses	30,460	—
Loan advances to third parties	(2,844)	—
Increase in restricted cash	(10,565)	(20,141)

Net cash used in investing activities	(17,587)	(39,224)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	1,829,441	1,214,517
Payment of revolving line of credit and securitization	(1,829,819)	(1,374,713)
Payment of bank loans	(293)	(10,006)
Excess tax benefit from share-based compensation	8,798	2,718
Book overdraft	10,269	4,149
Proceeds from issuance of common stock	12,372	3,585

Net cash provided by (used in) financing activities	30,768	(159,750)

Effect of exchange rate changes on cash and cash equivalents	(524)	(2,935)

Net increase (decrease) in cash and cash equivalents	(801)	11,024
Cash and cash equivalents at beginning of period	59,406	56,026

Cash and cash equivalents at end of period	$58,605	$67,050

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
		(As Adjusted - See Note 2)		(As Adjusted - See Note 2)
Net income	$24,954	$18,874	$59,620	$37,926
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(1)	(18)	8	(18)
Foreign currency translation adjustment	580	18,692	1,087	13,666

Total other comprehensive income	579	18,674	1,095	13,648

Comprehensive income :	25,533	37,548	60,715	51,574
Comprehensive income attributable to non-controlling interest	(37)	(241)	37	(402)

Comprehensive income attributable to SYNNEX Corporation	$25,496	$37,307	$60,752	$51,172

The following is a summary of total comprehensive income and its allocation between the shareholders of SYNNEX Corporation and non-controlling interests:

	Three Months Ended May 31, 2010			Three Months Ended May 31, 2009
	Attributable to SYNNEX Corporation	Attributable to non-controlling interests	Total	Attributable to SYNNEX Corporation	Attributable to non-controlling interests	Total
Net income	$24,844	$110	$24,954	$18,633	$241	$18,874
Other comprehensive income:
Unrealized loss on available-for-sale securities	(1)	—	(1)	(18)	—	(18)
Foreign currency translation adjustment	653	(73)	580	18,692	—	18,692

Total other comprehensive income	652	(73)	579	18,674	—	18,674

Total comprehensive income :	$25,496	$37	$25,533	$37,307	$241	$37,548

	Six Months Ended May 31, 2010			Six Months Ended May 31, 2009
	Attributable to SYNNEX Corporation	Attributable to non-controlling interests	Total	Attributable to SYNNEX Corporation	Attributable to non-controlling interests	Total
Net income	$59,503	$117	$59,620	$37,524	$402	$37,926
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	8	—	8	(18)	—	(18)
Foreign currency translation adjustment	1,241	(154)	1,087	13,666	—	13,666

Total other comprehensive income	1,249	(154)	1,095	13,648	—	13,648

Total comprehensive income :	$60,752	$(37)	$60,715	$51,172	$402	$51,574

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2010 and 2009

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

The accompanying interim unaudited consolidated financial statements as of May 31, 2010 and for the three and six month periods ended May 31, 2010 and 2009 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2009 have been derived from the Company’s annual audited financial statements except as adjusted for the adoption of new accounting standards as explained in Note 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2009, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three and six months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010, or any future period and the Company makes no representations related thereto.

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

Restricted cash

As of May 31, 2010, the Company had restricted cash in the amount of $42,325, of which $18,690 is reported in “Other assets” for future payments to its contractors relating to the long-term projects at the Company’s Mexico operation. The Company receives the payments from the Mexican government for the equipment and services on a monthly basis. A portion of the payments to the contractors are withheld per agreement, which will be paid upon completion of the projects. The remaining amount of $23,635 is reported in “Other current assets” and relates to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements.

As of November 30, 2009, the Company had restricted cash in the amount of $31,319 of which $14,304 is reported in “Other assets” for future payments to its vendors relating to the long-term projects at the Company’s Mexico operation. The remaining amount of $17,015 is reported in “Other current assets” and relates to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2010, the Company had not experienced any losses on such deposits.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through May 31, 2010, such losses have been within management’s expectations.

In the three and six months ended May 31, 2010, one customer accounted for approximately 12% and 11%, respectively, of the Company’s total revenue. In the three and six months ended May 31, 2009, no single customer exceeded 10% of the Company’s total revenue. At May 31, 2010, no customer accounted for more than 10% of the consolidated accounts receivable balance. At November 30, 2009, one customer accounted for approximately 11% of the total consolidated accounts receivable balance. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 38% of the total revenue for both the three and six months ended May 31, 2010 and approximately 36% and 35% of the total revenue for the three and six months ended May 31, 2009, respectively.

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

The Company recognizes revenue on certain service contracts, post-contract software support services, and extended warranty contracts, where it is not a primary obligor, on a net basis beginning in the first fiscal quarter of 2010. Approximately 4% of revenue was recorded on a net basis for both the three and six months ended May 31, 2010.

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

For the three and six months ended May 31, 2010 and 2009

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

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard is applicable to the Company beginning December 1, 2010. The Company is currently assessing the future impact of this new accounting standard to its consolidated financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

During the fiscal year 2010, the Company adopted the following accounting standards:

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

In May 2008, the FASB issued a new accounting pronouncement which requires an issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by the Company in the first quarter of fiscal year 2010. The accounting pronouncement is applicable to the Company’s Notes which were issued in May 2008. Although the adoption of this pronouncement did not impact the Company’s actual past or future cash flows, it resulted in an increase in non-cash interest expense. The accompanying comparative consolidated financial statements and footnotes have been adjusted for all periods presented to reflect the retrospective application of the new standard. See Note 9.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The following financial statement line items for the three and six months ended May 31, 2009 and as of November 30, 2009, were impacted as a result of applying the new standard retrospectively:

	Three months ended May 31, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(3,180)	$(4,178)	$998
Income from continuing operations before income taxes and non-controlling interest	28,230	27,232	(998)
Provision for income taxes	(10,346)	(9,944)	402
Income from continuing operations before non-controlling interest, net of tax	17,884	17,288	(596)
Net income attributable to SYNNEX Corporation	19,229	18,633	(596)

Earnings per share

Net income per common share - basic	$0.59	$0.57	$(0.02)

Net income per common share - diluted	$0.57	$0.55	$(0.02)

	Six months ended May 31, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(7,294)	$(9,277)	$1,983
Income from continuing operations before income taxes and non-controlling interest	57,515	55,532	(1,983)
Provision for income taxes	(21,064)	(20,266)	798
Income from continuing operations before non-controlling interest, net of tax	36,451	35,266	(1,185)
Net income attributable to SYNNEX Corporation	38,709	37,524	(1,185)

Earnings per share

Net income per common share - basic	$1.20	$1.16	$(0.04)

Net income per common share - diluted	$1.16	$1.13	$(0.03)

	As of November 30, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Balance Sheets
Other current assets	$26,522	$26,144	$(378)
Convertible debt	143,750	126,785	(16,965)
Deferred tax liabilities	1,442	8,077	6,635
Additional paid-in capital	236,213	249,892	13,679
Retained earnings	554,972	551,245	(3,727)

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The following financial statement line items for the three and six months ended May 31, 2010 and as of May 31, 2010, were impacted as a result of applying the new standard:

	Three months ended May 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
Consolidated Statement of Operations:
Income from continuing operations before income taxes and non-controlling interest	$39,605	$40,688	$(1,083)
Net income attributable to SYNNEX Corporation	24,844	25,492	(648)

Earnings per share

Net income per common share - basic	$0.72	$0.74	$(0.02)

Net income per common share - diluted	$0.70	$0.71	$(0.01)

	Six months ended May 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
Consolidated Statement of Operations:
Income from continuing operations before income taxes and non-controlling interest	$75,912	$78,061	$(2,149)
Net income attributable to SYNNEX Corporation	59,503	60,788	(1,285)

Earnings per share

Net income per common share - basic	$1.74	$1.77	$(0.03)

Net income per common share - diluted	$1.68	$1.71	$(0.03)

	As of May 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of Change increase / (decrease)
Consolidated Balance Sheets
Other current assets	$66,760	$67,080	$(320)
Convertible debt	128,992	143,750	(14,758)
Deferred tax liabilities	5,546	(225)	5,771
Additional paid-in capital	273,914	260,235	13,679
Retained earnings	610,748	615,760	(5,012)

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

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

In November 2008, the FASB clarified guidance that the initial carrying value of an equity method investment should be determined in accordance with ASC 805, “Business Combinations.” Other-than-temporary impairment of an equity method investment should be recognized in accordance with ASC 323, “Investments –Equity Method and Joint Ventures.” ASC 323 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and was adopted by the Company in the first quarter of fiscal year 2010. The Company currently has no equity method investments; however, any future investments will be accounted for in accordance with ASC 323.

In November 2008, the FASB ratified the standard that applies to defensive assets that are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. This standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures.” This standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and was adopted by the Company in the first quarter of fiscal year 2010. Intangible assets acquired in fiscal year 2010 and later will be accounted for in accordance with this standard. The ratification of this standard did not have a material impact on the Company’s consolidated results of operations and financial condition. The Company did not hold any defensive assets as of May 31, 2010.

In November 2008, the FASB ratified the standard that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. This standard is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and was adopted by the Company in the first quarter of fiscal year 2010. The Company did not have any such financial instruments as of May 31, 2010.

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

In June 2009, the FASB issued a new accounting pronouncement to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This new standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and was adopted by the Company in the first quarter of fiscal year 2010. The Company did not have any variable interest entities as of the date of adoption.

In January 2010, the FASB issued an update to existing standards on fair value measurements, which requires new disclosures about inputs and valuation techniques used in recurring and non-recurring fair value measurements and about significant transfers between the three levels of fair value measurements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 and were adopted by the Company in the second quarter of fiscal year 2010. The accounting update did not have a material impact on the Company’s consolidated financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

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

The Company uses the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility and expected life. Under the fair value recognition provisions of ASC 718, “Compensation—Stock Compensation,” share-based compensation is estimated at the grant-date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan during the three and six months ended May 31, 2010 and 2009 and the grant-date fair value of the awards:

	Three months ended May 31, 2010		Three months ended May 31, 2009
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	60	$769	50	$309
Restricted stock awards	41	1,204	14	273
Restricted stock units	100	2,673	—	—

	201	$4,646	64	$582

	Six months ended May 31, 2010		Six months ended May 31, 2009
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	60	$769	50	$309
Restricted stock awards	49	1,453	14	273
Restricted stock units	100	2,673	—	—

	209	$4,895	64	$582

The Company recorded share-based compensation expense, for the three and six months ended May 31, 2010 of $1,743 and $3,666 and for the three and six months ended May 31, 2009 of $2,154 and $4,154, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 4—BALANCE SHEET COMPONENTS:

	May 31, 2010	November 30, 2009
Short-term investments
Trading securities	$8,439	$10,301
Available-for-sale securities	107	112
Held-to-maturity securities	5,444	7,785
Cost method securities	2,861	3,021

	$16,851	$21,219

Accounts receivable, net
Trade accounts receivable	$783,448	$864,895
Less: Allowance for doubtful accounts	(20,783)	(23,780)
Less: Allowance for sales returns	(29,698)	(20,482)

	$732,967	$820,633

Receivable from vendors, net
Receivables from vendors	$125,947	$105,429
Less: Allowance for doubtful accounts	(5,311)	(5,819)

	$120,636	$99,610

Inventories
Components	$56,049	$59,364
Finished goods	735,848	654,449

	$791,897	$713,813

Property and equipment, net
Land	$15,660	$15,721
Equipment and computers	66,748	62,691
Furniture and fixtures	10,571	10,152
Buildings, leasehold improvements	81,646	80,864
Construction in progress	134	882

	174,759	170,310
Less: Accumulated depreciation	(80,963)	(75,585)

	$93,796	$94,725

Goodwill

	Distribution	GBS	Total
Balance at November 30, 2009	$82,415	$25,148	$107,563
Changes during the period	4,007	—	4,007
Foreign currency translation	503	—	503

Balance at May 31, 2010	$86,925	$25,148	$112,073

Goodwill increased as of May 31, 2010 compared to November 30, 2009, due to the acquisition of Jack of All Games, Inc. by $4,245 and was offset by the sale of the BDG division. These changes were all within the distribution segment.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

Intangible assets, net

	May 31, 2010			November 30, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$36,815	$(24,794)	$12,021	$34,315	$(24,104)	$10,211
Customer lists	22,454	(16,599)	5,855	21,440	(15,024)	6,416
Other intangible assets	4,423	(3,173)	1,250	4,734	(3,295)	1,439

	$63,692	$(44,566)	$19,126	$60,489	$(42,423)	$18,066

Amortization expense for the three and six months ended May 31, 2010 was $1,346 and $2,580, respectively. Amortization expense for the three and six months ended May 31, 2009 was $1,996 and $4,073, respectively. The increase in intangible assets as of May 31, 2010 compared to November 30, 2009 is due to the acquisition of Jack of All Games, Inc. offset by the sale of intangible assets related to the BDG division, which resulted in a gain of $785. The changes are all within the distribution segment.

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	May 31, 2010			November 30, 2009
	Original Cost	Unrealized (Losses)/Gains	Carrying Value	Original Cost	Unrealized (Losses)/Gains	Carrying Value
Short-term investments
Trading securities	$10,197	$(1,758)	$8,439	$11,631	$(1,330)	$10,301
Available-for-sale securities	134	(27)	107	147	(35)	112
Held-to-maturity securities	5,444	—	5,444	7,785	—	7,785
Cost method securities	2,861	—	2,861	3,021	—	3,021

	$18,636	$(1,785)	$16,851	$22,584	$(1,365)	$21,219

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Cost investments primarily consist of investments in a hedge fund and a private equity fund under the Company’s deferred compensation plan.

Trading securities and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

During the three months ended May 31, 2010, the total realized and unrealized loss recorded on the Company’s trading investments was $73 and during the six months ended May 31, 2010, the total realized and unrealized gain was $179. For the three and six months ended May 31, 2009 the total realized and unrealized gain recorded on the Company’s trading investments was $2,099 and $1,484, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

For the three and six months ended May 31, 2010 and for the three months ended May 31, 2009, there was no other-than-temporary loss recorded on cost securities. For the six months ended May 31, 2009, the Company recorded an other-than-temporary loss of $53 on cost securities.

As of May 31, 2010, the available-for-sale securities and certain of our cost method securities have been in a loss position for more than 12 months.

In the fourth quarter of fiscal year 2009, investments with maturities from the date of purchase greater than three months and less than one year have been corrected to classify such amounts as short-term investments rather than cash equivalents. The impact on net cash used in investing activities for the six months ended May 31, 2009 was $36,342 as reported and is $39,224 as corrected. The Company concluded that the correction was not material to prior period interim consolidated financial statements for fiscal 2009 based on SEC Staff Accounting Bulletin No. 99: Materiality.

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the Canadian Dollar, British Pound, Philippines Peso, Japanese Yen, Mexican Peso and Chinese Renminbi. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest rate risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14. The following table summarizes the Company’s derivative instruments not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” as of May 31, 2010 and November 30, 2009:

		Fair value as of
Derivatives not designated as hedging instruments under ASC 815:	Location	May 31, 2010	November 30, 2009
Foreign exchange forward contracts	Accrued Liabilities	$(198)	$(113)
Foreign exchange forward contracts	Other Current Assets	977	—

		$779	$(113)

		Three months ended		Six months ended
Realized and unrealized gain/ (loss)	Location	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Foreign exchange forward contracts	Other income/ (expense), net	$(626)	$(9,964)	$(947)	$(6,069)

		$(626)	$(9,964)	$(947)	$(6,069)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). On January 23, 2009, the Company amended and restated the U.S. Arrangement (the “U.S. Amended and Restated Arrangement”) to replace the lead bank and agent. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of May 31, 2010 was $146,300 and as of November 30, 2009 was $119,000.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

During the first quarter of fiscal year 2010, the U.S. Amended and Restated Arrangement was renewed for one year with a new maturity date of January 10, 2011. Under the terms of renewal the program fee is reduced from 0.75% to 0.65% and the facility fee is reduced from 0.75% to 0.65%.

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

SYNNEX Canada Limited (“SYNNEX Canada”) replaced its renewable revolving accounts receivable securitization program in Canada (the “Canadian Arrangement”), with a secured revolving credit arrangement (“Canadian Revolving Arrangement”) in May 2009. In connection with a Canadian Revolving Arrangement, the Company pledged the stock of SYNNEX Canada. Prior to replacing the Canadian Arrangement in May 2009, the Canadian Arrangement was accounted for as an off-balance sheet transaction because the Company funded the advances by selling its rights, title and interest in U.S. and Canadian trade accounts receivables (“Canadian Receivables”) to the financial institution on a fully-serviced basis. The Canadian Revolving Arrangement is accounted for as an on-balance sheet transaction. The balance outstanding on the Canadian Revolving Arrangement as of May 31, 2010 was $1,060 and as of November 20, 2009 was $29,097.

The Company also has other financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 15 for additional information. The net sales financed for the three and six months ended May 31, 2010 were $153,995 and $300,002, respectively. The net sales financed for the three and six months ended May 31, 2009 were $145,869 and $348,078, respectively. Approximately $44,062 and $47,219 of accounts receivable at May 31, 2010 and November 30, 2009, respectively, were subject to flooring agreements. Flooring fees were approximately $768 and $1,477 in the three and six months ended May 31, 2010, respectively, and $780 and $1,663 in the three and six months ended May 31, 2009, respectively, and are included within “Interest expense and finance charges, net.”

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	May 31, 2010	November 30, 2009
Convertible debt	$128,992	$126,785
SYNNEX U.S. securitization	146,300	119,000
SYNNEX U.S. revolving line of credit	1,000	—
SYNNEX Canada revolving line of credit	1,060	29,097
SYNNEX Canada term loan	9,821	9,994
Others	1,821	2,059

	288,994	286,935
Less: Current portion	(150,788)	(150,740)

Non-current portion	$138,206	$136,195

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

Convertible debt

In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (“the Notes”) in a private placement. The carrying amount of the convertible debt, net of the unamortized debt discount, was $128,992 and $126,785 as of May 31, 2010 and November 30, 2009. The Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the redemption date. See Note 9. Also, the Notes contain various features which under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity.

SYNNEX U.S. securitization

The U.S. Amended and Restated Arrangement allows the Company to sell up to a maximum of $350,000 in U.S. Receivables. During the first quarter of fiscal year 2010, the U.S. Amended and Restated Arrangement was renewed for one year with a new maturity date of January 10, 2011. The effective borrowing costs under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the commitment. Under the terms of renewal the program fee was reduced from 0.75% to 0.65% and the facility fee was reduced from 0.75% to 0.65%.

SYNNEX U.S. senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions. On January 23, 2009, the Company amended and restated its U.S. senior secured revolving line of credit arrangement (the “Amended and Restated Revolver”) to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was amended from $120,000 to $80,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70,000 to $150,000 at the Company’s request, in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at the Company’s option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires on February 11, 2011. The Revolver was further amended such that it is a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement is not extended. In addition, it is also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement the Company should have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. The balance outstanding under the Amended and Restated Revolver as of May 31, 2010 was $1,000 and there was no borrowing outstanding as of November 30, 2009.

SYNNEX Canada revolving line of credit

SYNNEX Canada replaced its revolving line of credit arrangement of C$30,000 and the Canadian Arrangement of C$110,000 with the Canadian Revolving Arrangement in May 2009, with a financial institution for a maximum commitment of C$125,000. The Canadian Revolving Arrangement provides a sublimit of $5,000 for the issuance of standby letters of credit. As of May 31, 2010, outstanding standby letters of credit totaled $3,282. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable will be at least (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017.

Others

The Company has other overdraft and lines of credit facilities. The balance outstanding as of May 31, 2010 and November 30, 2009 was $1,821 and $2,059, respectively.

SYNNEX Canada credit facility

SYNNEX Canada has a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit. In February 2010, as a result of the sale of the BDG division, the limit on this facility was reduced from C$30,000 to C$390 with validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$1,000 cash on deposit equal to 100% of the outstanding letters of credit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada, which was reduced to C$7,000 from C$20,000. Letters of credit issued against this facility were $90 as of May 31, 2010 and $868 as of November 30, 2009.

Interest expense and finance charges

For the three and six months ended May 31, 2010, the total interest expense and finance charges for accounts receivable securitization, the Revolver, the Notes and all other debt and lines of credit were $5,414 and $11,136, respectively, including non-cash debt accretion expense of $1,112 and $2,207, respectively, for the Notes. For the three and six months ended May 31, 2009, the total interest expense and finance charges for accounts receivable securitization, the Revolver, the Notes and all other debt and lines of credit were $6,334 and $13,760, respectively, including non-cash debt accretion expense of $998 and $1,983, respectively, for the Notes. The interest expense and finance charges are included in “Interest expense and finance charges, net” in the consolidated statement of operations. The interest expense for the six months ended May 31, 2009, includes the partial write off of $842 in unamortized debt costs relating to the amendment of the U.S. Arrangement and the Revolver and the termination of the Canadian Arrangement and the Canadian Revolving Arrangement of $30,000. The range of interest rates was between 0.90% and 3.75% in the three months ended May 31, 2010 and between 1.98% and 9.89% in the three months ended May 31, 2009. The range of interest rates was between 0.90% and 3.75% in the six months ended May 31, 2010 and between 1.98% and 10.77% in the six months ended May 31, 2009.

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

As of May 31, 2010, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $107,358 and $105,097 as of May 31, 2010 and November 30, 2009, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 9—CONVERTIBLE DEBT:

	May 31, 2010	November 30, 2009
Convertible debt
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(14,758)	(16,965)

Net carrying amount	$128,992	$126,785

In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 in a private placement. The Notes have a cash coupon interest rate of 4.0% per annum. Interest on the Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. In addition, the Company will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note is equal to 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if the Company has called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1 principal amount of Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest.

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

For the three and six months ended May 31, 2010 and 2009

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

As of May 31, 2010, the remaining amortization period is approximately 35 months assuming the redemption of the debentures at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,624 and $3,247, respectively, during the three and six months ended May 31, 2010 and $1,653 and $3,306 during the three and six months ended May 31, 2009, respectively. Based on an effective rate of 8.0%, the Company recorded non-cash interest expense of $1,112 and $2,208 during the three and six months ended May 31, 2010, respectively, and $998 and $1,983 during the three and six months ended May 31, 2009, respectively. As of May 31, 2010 and November 30, 2009, respectively, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22,836. As of May 31, 2010, the if-converted value of the Notes did not exceed the principal balance.

The Notes contain various features which under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity. Further, the date of settlement of the Notes is uncertain due to the various features of the Notes including put and call features. Because the Company currently intends to settle the Notes using cash at some future date, the Company maintains within its U.S. Amended and Restated Arrangement and the Amended and Restated Revolver ongoing features that allow the Company to utilize cash from these facilities to cash settle the Notes, if desired.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three months ended		Six months ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$24,844	$17,402	$48,093	$35,422
Discontinued operations:
Income from discontinued operations, net of tax	—	1,231	59	2,102
Gain on sale of discontinued operations, net of tax	—	—	11,351	—

Net income attributable to SYNNEX Corporation	$24,844	$18,633	$59,503	$37,524

Weighted-average common shares-basic	34,624	32,475	34,256	32,296
Effect of dilutive securities:
Stock options and restricted stock	1,079	1,256	1,227	953

Weighted-average common shares-diluted	35,703	33,731	35,483	33,249

Earnings per share - basic:
Income from continuing	$0.72	$0.53	$1.41	$1.10
Income from discontinued operations	—	0.04	0.33	0.06

Net income per common share-basic	$0.72	$0.57	$1.74	$1.16

Earnings per share - diluted:
Income from continuing	$0.70	$0.51	$1.36	$1.07
Income from discontinued operations	—	0.04	0.32	0.06

Net income per common share-diluted	$0.70	$0.55	$1.68	$1.13

Options to purchase 45 and 40 shares of common stock for the three and six months ended May 31, 2010, respectively, and 78 and 377 shares for the three and six months ending May 31, 2009, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of May 31, 2010, MiTAC International and its affiliates beneficially owned approximately 30% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The Company works closely with MiTAC International on OEM outsourcing and to jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $48,536 and $114,923 for the three and six months ended May 31, 2010, respectively, and $100,325 and $178,203 for the three and six months ended May 31, 2009, respectively. The Company’s sales to MiTAC International and its affiliates in the three and six months ended May 31, 2010, totaled $567 and $1,235, respectively and $552 and $1,559 for the three and six months ended May 31, 2009, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. In fiscal year 2010, Oracle Corporation acquired Sun Microsystems and all of the Company’s contract assembly services to Oracle Corporation are covered by this Master Supply Agreement. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

The Company remains dependent on MiTAC International as a contract assembly partner, and any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on its business, particularly its contract assembly business with Oracle Corporation.

Beneficial Ownership of the Company’s Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 30% of the Company’s common stock as of May 31, 2010. These shares are owned by the following entities:

MiTAC International (1)	6,177,796
Synnex Technology International Corp. (2)	4,426,895

Total	10,604,691

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 841,916 shares (of which 445,249 shares are directly held and 396,667 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest of 14.8% in Synnex Technology International. Neither MiTAC International nor Mr. Miau are affiliated with any person(s), entity, or entities, that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

The Company purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our founder and former Chairman. As of May 31, 2010, the value of the investment was $1,000. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

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

The distribution services segment distributes information technology, consumer electronics, complementary products and video games to a variety of customers, including value-added resellers, system integrators, retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.

The GBS services segment offers a range of services to the Company’s customers that include customer management, software development, and back office processing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings in China.

Summarized financial information related to the Company’s reportable business segments for the three and six months ended May 31, 2010 and 2009, and as of May 31, 2010 and November 30, 2009 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2010
Revenue	$2,011,211	$27,645	$(6,044)	$2,032,812
Income from continuing operations before non-operating items, income taxes and non-controlling interest	40,452	2,982	—	43,434

Three months ended May 31, 2009
Revenue	$1,782,955	$25,027	$(5,277)	$1,802,705
Income from continuing operations before non-operating items, income taxes and non-controlling interest	27,434	2,559	—	29,993

Six months ended May 31, 2010
Revenue	$3,926,551	$53,717	$(11,418)	$3,968,850
Income from continuing operations before non-operating items, income taxes and non-controlling interest	76,446	5,941	—	82,387

Six months ended May 31, 2009
Revenue	$3,484,094	$49,428	$(10,447)	$3,523,075
Income from continuing operations before non-operating items, income taxes and non-controlling interest	58,561	5,219	—	63,780

Total assets as of May 31, 2010	$2,062,862	$175,709	$(134,124)	$2,104,447
Total assets as of November 30, 2009	$2,002,750	$184,667	$(87,507)	$2,099,910

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The inter-segment eliminations relate to the inter-segment back-office support services provided by the GBS segment to the distribution segment and inter-segment investments. Total assets in the GBS segment as of November 30, 2009 include assets held for sale.

Segment by Geography

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three and six months ended May 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Revenue
North America	$1,987,188	$1,766,300	$3,886,685	$3,445,452
Other	45,624	36,405	82,165	77,623

	$2,032,812	$1,802,705	$3,968,850	$3,523,075

			As of
			May 31, 2010	November 30, 2009
Long-lived assets
North America			$101,154	$70,610
Other			28,355	50,005

			$129,509	$120,615

Revenue in the United States was approximately 82% of the total revenue for both the three and six months ended May 31, 2010, and 82% and 81% of the total revenue for the three and six months ended May 31, 2009, respectively. Revenue in Canada was approximately 15% and 16% of total revenue for the three and six months ended May 31, 2010, respectively, and 16% for both the three and six months ended May 31, 2009. No other geographical location accounted for more than 10% of the Company’s total revenue.

Long-lived assets in the United States were approximately 63% and 42% of total long-lived assets as of May 31, 2010 and November, 30 2009, respectively. Long-lived assets in Canada were approximately 15% and 17% of total long-lived assets as of May 31, 2010 and November 30, 2009, respectively.

NOTE 13—ACQUISITIONS

Fiscal year 2010 acquisitions

On February 26, 2010, the Company purchased substantially all of the North American assets of Jack of All Games, Inc, a distributor of video game hardware and software. The Company expects this acquisition to expand its consumer electronics product offerings. The acquisition is fully integrated into the Company’s distribution segment. During the three months ended May 31, 2010 the Company made certain adjustments to the fair value of inventories and other assets acquired, and liabilities assumed, related to this transaction. These adjustments had the impact of lowering the purchase price by $4,509. The total consideration as adjusted is $38,144. This includes $2,936 in deferred payments that are generally payable six months after the close and subject to compliance with certain post-closing conditions.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase Consideration:
Cash Payment	$37,248
Less: Amount due from seller	(2,040)
Accrual subject to post closing conditions	2,936

$38,144

Allocation:
Accounts receivable	$9,703
Vendor accounts receivable	2,677
Inventory	26,689
Other current asset	290
Goodwill	4,245
Intangibles (1)	4,500
Accounts payable	(8,429)
Accrued liabilities	(1,531)

$38,144

(1)	Intangibles will be amortized over a period of 3 to 10 years.

Fiscal year 2009 acquisitions

In the first quarter of fiscal year 2009, the Company completed two acquisitions in the GBS segment. Through these acquisitions, the Company acquired web development services and complementary products for total consideration of $6,579. One of the acquisitions is reported under discontinued operations.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

There was no impact for the adoption of ASC 820, “Fair Value Measurements and Disclosures,” to the Consolidated Financial Statements. The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above ASC 820, “Fair Value Measurements and Disclosures,” categories as of May 31, 2010 and November 30, 2009:

	May 31, 2010				November 30, 2009
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Trading securities	$8,439	$8,439	$—	$—	$10,301	$10,301	$—	$—
Available-for-sale securities	107	107	—	—	112	112	—	—
Forward foreign currency exchange contracts	779	—	779	—	(113)	—	(113)	—

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The fair value of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. There were no transfers between the Level 1 and Level 2 investments and financial instruments during the three and six months ended May 31, 2010.

The following table summarizes the realized and unrealized gains and losses recorded in “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency contracts:

	Three Months Ended		Six Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Realized gain (loss)	$(909)	$(2,885)	$(1,195)	$(783)
Unrealized gain (loss)	210	(3,185)	427	(1,957)

Total realized and unrealized gain (loss)	$(699)	$(6,070)	$(768)	$(2,740)

The following table presents the assets and liabilities that are not carried at fair value as of May 31, 2010 and November 30, 2009:

	As of May 31, 2010		As of November 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
			(As adjusted- see Note 2)
Cost method investments in short-term investments	$2,861	$3,660	$3,021	$2,496
Long-term accounts receivable	9,022	9,022	7,169	7,169
SYNNEX Canada term loan	9,821	9,821	9,994	9,994
Convertible debt	128,992	161,351	126,785	168,788

The Company’s cost method securities in short-term investments consist of investments in a hedge fund and a private equity fund. The Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. No other-than-temporary impairment charges were recorded in the three and six months ended May 31, 2010 and in the three months ended May 31, 2009. In the six months ended May 31, 2009, $53 was recognized as other-than-temporary impairment charges relating to the carrying value of the Company’s cost method securities.

The fair value of the cost method investments is based on a valuation model developed internally to measure impairment primarily based on the operating results and future earnings prospects of the investee. The fair value of long-term accounts receivable is based on customer rating and creditworthiness. The carrying value of the SYNNEX Canada term loan approximates its fair value since interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible debt traded in a limited trading market.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The cost method investments in “Other assets” consist of investments in equity securities of private entities. The carrying value of the investments was $3,550 as of both May 31, 2010 and November 30, 2009. The fair value of these cost method investments is greater than the carrying value.

The carrying value of other financial instruments, including cash, held-to-maturity securities, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of May 31, 2010, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2010 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

The Company is from time to time involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. These preference actions are filed by the bankruptcy trustee on behalf of the bankrupt estate and generally seek to have payments made by the debtor within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt estate’s creditors. The Company is not currently involved in any material preference proceedings.

The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 16—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada under ASC 805, “Business Combinations” (“ASC 805”). During the three and six months ended May 31, 2010, the Company made payments of $91 and $182, respectively, for the remaining lease obligations on the RGC facility. During both the three and six months ended May 31, 2010, the Company also recorded additional charges of $158 for the remaining lease obligations. The remaining balance outstanding on facility and exit costs as of May 31, 2010 and November 30, 2009 was $533 and $557, respectively.

NOTE 17— DISCONTINUED OPERATIONS:

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions was sold to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design. HiChina Web Solution was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned, holding company of SYNNEX Corporation. Under the terms of the agreement, the Company received $59,558 for its estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. The total gain recorded on the sale was $11,351, net of $1,154 income taxes. The Company, as the ultimate parent, has agreed to guarantee the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of the Company’s GBS segment. The Company has no significant continuing involvement in the operations of HiChina Web Solutions. In June 2010, the Company received $5,837 in full settlement of the holdback amount.

Under the provisions of FASB ASC 360, “Property, Plant and Equipment,” the sale of HiChina Web Solutions qualified as a discontinued operation component of the Company. Accordingly, the Company has excluded results of HiChina’s operations from its consolidated statements of continuing operations for the six months ended May 31, 2010 and for the three and six months ended May 31, 2009 to present this business in discontinued operations.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The following table shows the results of operations of HiChina Web Solutions for the six months ended May 31, 2010 and for the three and six months ended May 31, 2009 which are included in the earnings from discontinued operations:

	Three months ended	Six months ended
	May 31, 2009	May 31, 2010 *	May 31, 2009
Revenue	$9,348	$2,959	$17,870
Cost of revenue	(3,910)	(1,706)	(7,482)

Gross profit	5,438	1,253	10,388
Selling, general and administrative expenses	(3,732)	(1,199)	(7,770)

Income from operations before non-operating items, income taxes and non-controlling interest	1,706	54	2,618

Interest income (expense and finance charges), net	97	17	228
Other income (expense), net	13	5	(5)

Income before income taxes and non-controlling interest	1,816	76	2,841
Provision for income taxes	(230)	(2)	(181)

Income from discontinued operations	1,586	74	2,660
Income from discontinued operations attributable to non-controlling interest	(355)	(15)	(558)

Income from discontinued operations attributable to SYNNEX Corporation	$1,231	$59	$2,102

*	Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

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

For the three and six months ended May 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 18—EQUITY:

A reconciliation of the changes in equity for the six months ended May 31, 2010 and 2009 is presented below:

	Six months ended			Six months ended
	May 31, 2010			May 31, 2009
	Attributable to SYNNEX Corporation	Attributable to Non-controlling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Non-controlling interest	Total Equity
Beginning balance of equity:	$828,322	$10,413	$838,735	$692,330	$4,673	$697,003
(As adjusted - see Note 2)
Issuance of common stock on exercise of options and restricted stock	11,928	—	11,928	3,202	—	3,202
Issuance of common stock for employee stock purchase plan	444	—	444	383	—	383
Tax benefit from exercise of non-qualified stock options	10,496	—	10,496	3,305	—	3,305
Share based compensation	3,666	—	3,666	4,154	—	4,154
Change in equity for Hi-China Web Solutions (1)	(5,946)	(7,403)	(13,349)	4,203	—	4,203
Non-controlling interest’s share of discontinued operations	—	(15)	(15)	—	—	—
Comprehensive income:
Net income	59,503	117	59,620	37,524	402	37,926
Other comprehensive income (loss):
Changes in unrealized gain (loss) on available-for-sale securities	8	—	8	(18)	—	(18)
Foreign currency translation adjustment	1,241	(154)	1,087	13,666	—	13,666

Total other comprehensive income (loss)	1,249	(154)	1,095	13,648	—	13,648

Total comprehensive income (loss)	60,752	(37)	60,715	51,172	402	51,574

Ending balance of equity:	$909,662	$2,958	$912,620	$758,749	$5,075	$763,824

(1)	See Note 17- Discontinued Operations for further discussion.

NOTE 19— SUBSEQUENT EVENTS:

Effective June 21, 2010, the Company’s founder Robert T. Huang retired as Chairman of the Board of Directors and as a member of the Board of Directors. The Company’s Board unanimously named Dwight A. Steffensen as non-executive Chairman and independent director of the Board.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on the Form 10Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, our infrastructure, our investment in our IT systems, anticipated benefits of our acquisitions, our anticipated relationship with SB Pacific Corporation, our anticipated disposition of our interest in Nihon Daikou Shouji Co., Ltd., impact of acquisitions on our financial position, our revenue and operating results, our gross margins, our agreements with MiTAC International Corporation, or MiTAC International, our relationship with MiTAC International and Oracle Corporation, competition with Synnex Technology International, our estimates regarding our capital requirements, our future needs for additional financing, concentration of products and customers, expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, adequacy of our cash resources to meet our capital needs, the settlement of our convertible notes, adequacy of our disclosure controls and procedures, dependency on personnel, competition, impact of rules and regulations affecting public companies, our estimated fair value of our reporting units and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We operate in two segments, distribution services and global business services, or GBS. Our primary business process services are distribution, contract assembly and business process outsourcing services, or BPO. Our distribution services segment distributes computing, consumer electronics, complementary products and video games to a variety of customers, including value-added resellers, or VARs, system integrators and retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print.

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

We combine our core strengths in distribution, supply chain management, and contract assembly in an effort to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 20,000 technology products (as measured by active SKUs) from more than 100 IT OEM suppliers to more than 15,000 resellers, system integrators, and retailers throughout the United States, Canada and Mexico. As of May 31, 2010, we had over 7,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 98% of our total revenue was from North America for both the three and six months ended May 31, 2010.

We purchase IT systems, peripherals, system components, software, networking equipment, various consumer electronics and video games from OEM suppliers such as Hewlett-Packard Company, or HP, Panasonic, Acer, Lenovo and Lexmark and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include VARs, corporate resellers, government resellers, system integrators, direct marketers and retailers. Products purchased from our largest OEM supplier, HP, accounted for approximately 38% of our total revenue for both the three and six months ended May 31, 2010 and 36% and 35% for the three and six months ended May 31, 2009, respectively.

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

On February 26, 2010, we purchased substantially all of the North American assets of Jack of All Games, Inc., a distributor of video game hardware and software. During the three months ended May 31, 2010 we made certain adjustments to the fair value of inventories and other assets acquired, and the liabilities assumed, related to this transaction. These adjustments had the impact of lowering the purchase price by $4.5 million. The total consideration as adjusted is $38.1 million. This includes approximately $2.9 million in deferred payments that are generally payable six months after the close and subject to compliance with certain post closing conditions. The net tangible assets acquired were $29.4 million and we recognized approximately $4.5 million of intangible assets and approximately $4.2 million in goodwill. The acquisition is fully integrated into our distribution segment and we expect it will continue to expand our consumer electronics product offerings.

The above acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada under ASC 805, “Business Combinations,” or ASC 805. During the three and six months ended May 31, 2010, we made a payment of $0.1 million and $0.2 million, respectively, which is included in selling, general and administrative expenses, for the remaining lease obligations on the RGC facility. During the three and six months ended May 31, 2010, we accrued additional $0.2 million for the remaining lease obligations on the facility. The remaining balance outstanding on facility and exit costs as of May 31, 2010 and November 30, 2009 was $0.5 million and $0.6 million, respectively.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and six month periods ended May 31, 2010 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2009, except for the adoption of new accounting standards relating to our convertible debt. The new accounting standards were adopted retrospectively from the date of issuance. See Note 2 of the financial statements for further discussion on the impact of this accounting change. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Six Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.26)	(94.40)	(94.31)	(94.27)

Gross profit	5.74	5.60	5.69	5.73
Selling, general and administrative expenses	(3.60)	(3.94)	(3.61)	(3.92)

Income from continuing operations before non-operating items, income taxes and non-controlling interest	2.14	1.66	2.08	1.81
Interest expense and finance charges, net	(0.19)	(0.23)	(0.19)	(0.26)
Other income (expense), net	(0.00)	0.08	0.02	0.03

Income from continuing operations before income taxes and non-controlling interest	1.95	1.51	1.91	1.58
Provision for income taxes	(0.72)	(0.55)	(0.70)	(0.58)

Income from continuing operations before non-controlling interest, net of taxes	1.23	0.96	1.21	1.00
Income from discontinued operations, net of tax	—	0.08	0.00	0.08
Gain on sale of discontinued operations, net of tax	—	—	0.29	—

Net income	1.23	1.04	1.50	1.08

Net income attributable to non-controlling interest	(0.01)	(0.01)	(0.00)	(0.01)

Net income attributable to SYNNEX Corporation	1.22%	1.03%	1.50%	1.07%

Three and Six Months Ended May 31, 2010 and 2009

Revenue

	Three Months Ended			Six Months Ended
	May 31, 2010	May 31, 2009	% Change	May 31, 2010	May 31, 2009	% Change
	(in thousands)			(in thousands)
Revenue	$2,032,812	$1,802,705	12.8%	$3,968,850	$3,523,075	12.7%
Distribution revenue	2,011,211	1,782,955	12.8%	3,926,551	3,484,094	12.7%
GBS revenue	27,645	25,027	10.5%	53,717	49,428	8.7%
Inter-segment elimination	(6,044)	(5,277)	14.5%	(11,418)	(10,447)	9.3%

In our distribution business, we sell in excess of 20,000 technology products (as measured by active SKU’s) from more than 100 IT OEM suppliers to more than 15,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office IT, development outsourcing, and post-sales technical support. The inter-segment eliminations relate to the inter-segment back-office support services provided by our GBS segment to our distribution segment. GBS revenue to third parties is net of inter-segment eliminations. The programs and customer service requirements change frequently from one period to the next and are often not comparable.

Our revenue in the distribution segment increased during the three months ended May 31, 2010, compared to the prior year quarter primarily because of an increase in sales in the U.S. markets, sales from gaming products following our first quarter acquisition of Jack of All Games and benefits from fluctuations in foreign exchange rates. By product line, our sales of peripherals increased 22%, sales of IT systems increased 12%, sales of system components increased 23% and our sales of networking systems increased 26%. Our revenue from software sales (including services and warranty contracts) decreased by 38% as compared to the prior year period primarily because of the presentation of revenue earned on certain types of services and extended warranty contracts on a net basis in fiscal year 2010 – see Note 2, Revenue Recognition. The increase in our GBS segment revenue was primarily due to higher call volumes in our contact centers and the organic growth in our business.

Our revenue in the distribution segment increased during the six months ended May 31, 2010, compared to the prior year period due to the improvement in market conditions and demand. In addition, our new customer initiatives and new vendor lines increased sales in the North American market. Our sales from Jack of All Games gaming products also contributed to the increase in revenue. By product line, our sales of peripherals increased 17%, sales of IT systems and system components both increased 19% and our sales of networking systems increased 26%. Our revenue from software sales decreased by 37% as compared to the prior period, because of the presentation of revenue earned on certain types of services and extended warranty contracts on a net basis in fiscal year 2010. The revenue from software sales was approximately 7% of our total consolidated revenue. The increase in our GBS segment revenue was primarily due to higher call volumes in our contact centers.

Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2010	May 31, 2009	% Change	May 31, 2010	May 31, 2009	% Change
	(in thousands)			(in thousands)
Gross profit	$116,667	$100,940	15.6%	$225,828	$201,787	11.9%
Percentage of revenue	5.74%	5.60%	2.5%	5.69%	5.73%	-0.7%

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

Our gross profit in dollars in both the three and six months ended May 31, 2010 increased as compared to the prior year mainly due to increased revenue. For the three and six months ended May 31, 2010, gross profit as a percentage of revenue increased 14 basis points and decreased 4 basis points, respectively, over the corresponding prior year periods. Gross profit as a percentage of revenue for the three and six months ended May 31, 2010 was approximately 24 basis points and 23 basis points higher as a result of accounting for certain service contracts, post-contract software support services, and extended warranty contracts on a net basis in fiscal year 2010, offset by the unfavorable impact of product and geographic mix, as compared to the corresponding prior year periods.

No specific products or customers, or changes in pricing strategy individually or as a group, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2010	May 31, 2009	% Change	May 31, 2010	May 31, 2009	% Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$73,233	$70,947	3.2%	$143,441	$138,007	3.9%
Percentage of revenue	3.60%	3.94%	-8.6%	3.61%	3.92%	-7.9%

Approximately two-thirds of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel costs. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment, bad debt expense, amortization expense on our intangible assets, and marketing expenses, offset in part by reimbursements from OEM suppliers.

Selling, general and administrative expenses increased for the three months ended May 31, 2010 on a dollar basis from the comparable prior year quarter mainly due to an increase in compensation cost of $5.5 million resulting from an increase in the number of employees and the complete integration of our fiscal first quarter 2010 acquisition of Jack of All Games and an increase in other operating expenses by $1.2 million due to the growth in our business, costs incurred in consolidating our U.S. warehouses and costs associated with the integration of Jack of All Games. These increases were partially offset by a decrease in bad debt expense of $2.3 million a decrease in deferred compensation expense of $1.8 million, and a decrease in amortization of intangibles of $0.5 million. Our total operating expenses were also negatively impacted by approximately $2.3 million as compared to the prior year period due to fluctuations in foreign exchange rates.

Selling, general and administrative expenses increased for the six months ended May 31, 2010 mainly due to an increase in compensation cost of $7.3 million, resulting from an increase in the number of employees primarily as a result of growing our business in the U.S., investments in strategic initiatives and the full quarter impact of our acquisition of Jack of All Games and an increase in other operating expenses of $4.6 million, as compared to the prior year due to the growth of our business, costs incurred in consolidating our U.S. warehouses and costs associated with the integration of Jack of All Games. These increases were partially offset by a decrease in bad debt expense of $3.6 million, a decrease in deferred compensation expense of $0.5 million and a decrease in the amortization costs for intangibles of $1.0 million.

Income from Operations before Non-Operating Items, Income Taxes and Non-controlling interest

	Three Months Ended			Six Months Ended
	May 31, 2010	May 31, 2009	% Change	May 31, 2010	May 31, 2009	% Change
	(in thousands)			(in thousands)
Income from continuing operations before non-operating items, income taxes and non-controlling interest	$43,434	$29,993	44.8%	$82,387	$63,780	29.2%
Percentage of Total Revenue	2.14%	1.66%	28.9%	2.08%	1.81%	14.9%
Distribution income from continuing operations before non-operating items, income taxes and non-controlling interest	40,452	27,434	47.5%	76,446	58,561	30.5%
Percentage of Distribution Revenue	2.01%	1.54%	30.5%	1.95%	1.68%	16.1%
GBS income from continuing operations before non-operating items, income taxes and non-controlling interest	2,982	2,559	16.5%	5,941	5,219	13.8%
Percentage of GBS Revenue	10.79%	10.22%	5.6%	11.06%	10.56%	4.7%

Our income from continuing operations before non-operating items, income taxes and non-controlling interest as a percentage of revenue increased to 2.14% and 2.08% for the three and six months ended May 31, 2010, respectively, compared to 1.66% and 1.81% for the comparable prior year periods. The distribution segment income from continuing operations before non-operating items, income taxes and non-controlling interest as percentage of distribution revenue increased to 2.01% and 1.95% for the three and six months ended May 31, 2010, respectively, from 1.54% and 1.68% in the comparable prior year periods. These margins were higher as a result of accounting for certain service contracts, post-contract software support services, and extended warranty contracts on a net basis in fiscal year 2010. Higher gross profit dollars were offset, in part, by higher selling and administrative expenses due to the growth of our business, investments in strategic initiatives and the costs related to the integration of Jack of All Games into our business operations.

The GBS segment income from continuing operations before non-operating items, income taxes and non-controlling interest as a percentage of revenue increased to 10.79% and 11.06% for the three and six months ended May 31, 2010, respectively, from 10.22% and 10.56% in the comparable prior year periods, primarily due to higher gross profit, partially offset by higher non-billable personnel costs incurred for new agents in their training period.

Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2010	May 31, 2009 (As Adjusted - see Note 2)	% Change	May 31, 2010	May 31, 2009 (As Adjusted - see Note 2)	% Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$3,736	$4,178	-10.6%	$7,545	$9,277	-18.7%
Percentage of revenue	0.19%	0.23%	-17.4%	0.19%	0.26%	-26.9%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements, non-cash interest expense on our convertible debt and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our multi-year contracts in our Mexico operation.

The decrease in interest expense and finance charges, net, for the three and six months ended May 31, 2010 compared to the prior year periods was approximately $0.5 million and $1.7 million, respectively, due to lower levels of borrowings and lower interest rates, partially offset by the impact of lower interest income relating to our large Mexico contract.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2010	May 31, 2009	% Change	May 31, 2010	May 31, 2009	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(93)	$1,417	106.6%	$1,070	$1,029	-4.0%
Percentage of revenue	0.00%	0.08%	-100.0%	0.02%	0.03%	-33.3%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.

The decrease in other income (expense), net for the three and six months ended May 31, 2010 compared to the prior year periods was due to lower earnings from trading securities related to our deferred compensation program. The realized and unrealized losses in the three and six months ended May 31, 2010 were $0.1 million and $0.2 million, respectively, as compared to the realized and unrealized gains of $2.0 million and $1.4 million in the comparable prior year periods. In addition, we recognized $0.8 million from the sale of the BDG division by SYNNEX Canada in the first quarter of fiscal year 2010.

Provision for Income Taxes

Our effective tax rate in the three and six months ended May 31, 2010 was 37.0% and 36.5%, respectively, compared with an effective tax rate of 36.5% in the comparable prior year periods. The increase in the effective tax rate for the quarter, respectively, as compared to the prior year period was primarily due to an additional $0.4 million expense incurred for the settlement of IRS audits for prior years. The annual effective tax rate remained flat from the prior year.

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

Non-controlling Interest

Non-controlling interest is the portion of earnings from operations attributable to others. In March 2008, we acquired a controlling interest in Nihon Daikou Shouji Co. Ltd, or NDS, which operates in Japan. The non-controlling interest is contained within our GBS segment and represents the share of NDS’s income that is attributable to others. In June 2010, we announced our intention to dilute our controlling interest in NDS by contributing our interest and operations to a joint venture with SB Pacific Corporation Limited, a newly formed company, which will be led by our former Chairman of the Board of Directors, Mr. Robert T. Huang.

Goodwill

We conducted our annual goodwill impairment testing as of November 30, 2009 and concluded that there was no impairment. There were no significant changes to the key assumptions used in our annual goodwill impairment analysis. Hence, there were no indications of any triggering events that would necessitate further impairment analysis on the fair value of reporting units.

Discontinued Operations

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions was sold to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design. HiChina Web Solution was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned, holding company of SYNNEX Corporation. Under the terms of the agreement, we received approximately $59.6 million for our estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. The total gain recorded on the sale was approximately $11.4 million, net of $1.2 million income taxes. We, the ultimate parent, have agreed to guarantee the obligations of SYNNEX Investment Holdings Corporation up to approximately $35.0 million in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment. We have no significant continuing involvement in the operations of HiChina Web Solutions. In June 2010, we received $5.8 million in full settlement of the holdback amount.

Under the provisions of FASB ASC 360, “Property, Plant and Equipment,” the sale of HiChina Web Solutions qualified as a discontinued operation component. Accordingly, we have excluded results of HiChina’s operations from our consolidated statements of continuing operations for the six months ended May 31, 2010 and for the three and six months ended May 31, 2009.

The following table shows the results of operations of HiChina Web Solutions for the six months ended May 31, 2010 and for the three and six months ended May 31, 2009 which are included in the earnings from discontinued operations:

	Three months ended	Six months ended
	May 31, 2009	May 31, 2010 *	May 31, 2009
	(in thousands)	(in thousands)
Revenue	$9,348	$2,959	$17,870
Cost of revenue	(3,910)	(1,706)	(7,482)

Gross profit	5,438	1,253	10,388
Selling, general and administrative expenses	(3,732)	(1,199)	(7,770)

Income from operations before non-operating items, income taxes and non-controlling interest	1,706	54	2,618

Interest income (expense and finance charges), net	97	17	228
Other income (expense), net	13	5	(5)

Income before income taxes and non-controlling interest	1,816	76	2,841
(Provision for) Benefit from income taxes	(230)	(2)	(181)

Income from discontinued operations	1,586	74	2,660
Income from discontinued operations attributable to non-controlling interest	(355)	(15)	(558)

Income from discontinued operations attributable to SYNNEX Corporation	$1,231	$59	$2,102

*	Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

The following are the carrying amounts of major classes of assets and liabilities of HiChina Web Solution’s discontinued operations which were classified as held for sale as of November 30, 2009:

November 30, 2009
(in thousands)
Assets:
Cash and cash equivalents	$21,590
Short term investments	8,952
Property and equipment, net	6,256
Goodwill	29,920
Intangible assets	3,670
Other assets	3,797

Total assets held for sale	$74,185

Liabilities:
Current deferred liabilities	$10,198
Other liabilities	7,950

Total liabilities related to assets held for sale	$18,148

Non-controlling interest	$7,402

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable flooring programs, our securitization and our revolver programs for our working capital needs.

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

Net cash used in operating activities was $13.5 million in the six months ended May 31, 2010 compared to net cash provided by operating activities of $212.9 million in the six months ended May 31, 2009. Net cash used in operating activities in the six months ended May 31, 2010 was mainly due to the purchase of inventory as a result of improved market conditions and increases in purchases of Jack of All Games inventory, the payment of our accounts payable to leverage early pay discounts and the increase in other assets due to prepayment of income taxes, partially offset by collections from our customers. The cash provided by operating activities for the six months ended May 31, 2009 was mainly the result of higher collections from our customers and lower inventory purchases, offset by payments to our vendors. In May 2009, our Canadian revolving accounts receivable securitization program was refinanced with a secured revolving credit arrangement. As a result, the related accounts receivable was brought on-balance sheet as compared to off-balance sheet under the prior arrangement. At the time of refinancing, $53.1 million of accounts receivable was recorded on-balance sheet.

Net cash used in investing activities was $17.6 million in the six months ended May 31, 2010, which includes cash used for the acquisition of Jack of All Games, an increase in restricted cash which relates to lockbox collections under our borrowing arrangements and for our future payments due to our vendors relating to the long-term projects at our Mexico operation, and capital expenditures, partially offset by net cash received from the sales of HiChina Web Solutions of $27.3 million and the BDG division of SYNNEX Canada of $3.2 million. Net cash used in investing activities was $39.2 million in the six months ended May 31, 2009. Cash used in investing activities was mainly due to the increase in restricted cash, which relates to lockbox collections under our borrowing arrangements and future payments due to our vendors relating to the long-term projects at our Mexico operation. During the six months ended May 31, 2009, cash was also used to pay additional earn-out payments relating to the acquisition of New Age Electronics of $9.0 million and capital expenditures.

Net cash provided by financing activities was $30.8 million in the six months ended May 31, 2010 consisting primarily of proceeds from the issuance of common stock, higher book overdraft and the excess tax benefit from share-based compensation. Net cash used by financing activities was $159.8 million in the six months ended May 31, 2009 and primarily related to net payments on our securitization arrangements, bank loans and our revolving line of credit, partially offset by proceeds from the issuance of common stock.

We had sufficient availability on our credit arrangements to support our operating activities as of May 31, 2010.

We have also issued guarantees to certain vendors and lenders of our subsidiaries for an aggregate amount of $107.4 million as of May 31, 2010 and $105.1 million as of November 30, 2009. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

Capital Resources

Our cash and cash equivalents totaled $58.6 million and $37.8 million at May 31, 2010 and November 30, 2009, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Notes, in a private placement. However, under certain circumstances we may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of principal amount plus any accrued and unpaid interest. In addition, if certain triggering events are met, the Notes can be converted into shares of common stock at any time before their maturity. Because we currently intend to settle the Notes using cash at some future date, we maintain within our U.S. Amended and Restated Arrangement and the Amended and Restated Revolver ongoing features that allow us to utilize cash from these facilities to cash settle the Notes, if desired. (See On-Balance Sheet Arrangements below.) These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Convertible Senior Notes. See Note 9.

Off-Balance Sheet Arrangements

Our Canadian subsidiary, SYNNEX Canada Limited, or SYNNEX Canada, replaced the accounts receivable securitization program in Canada, with a secured revolving credit arrangement, or the Canadian Revolving Arrangement, in May 2009. In connection with the Canadian Revolving Arrangement, we pledged our stock in SYNNEX Canada. Prior to its replacement, the Canadian Arrangement was accounted for as an off-balance sheet transaction because we funded the advances by selling rights, title and interest in U.S. and Canadian trade receivables, or Canadian Receivables, to the financial institution on a fully-serviced basis. Under the terms and conditions of the Canadian Revolving Arrangement the accounts receivable portion is accounted for as an on-balance sheet financing arrangement. The balance outstanding on the Canadian Revolving Agreement as of May 31, 2010 was $1.1 million and as of November 30, 2009 was $29.1 million.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. On January 23, 2009, we amended and restated the U.S. Arrangement, or the U.S. Amended and Restated Arrangement, to replace the lead bank and agent. The effective borrowing cost under the U.S. Amended and Restated Arrangement became a blend of the prevailing dealer commercial paper rates plus a program fee based on the used portion of the commitment and a facility fee payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of May 31, 1010 was $146.3 million.

During the first quarter of fiscal year 2010, the U.S. Amended and Restated Arrangement was renewed for one year with a new maturity date of January 10, 2011. The effective borrowing costs under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the commitment. Under the terms of renewal the program fee was reduced from 0.75% to 0.65% and the facility fee was reduced from 0.75% to 0.65%.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. On January 23, 2009, we amended and restated the Revolver, or the Amended and Restated Revolver, to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was also amended from $120.0 million to $80.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70.0 million to $150.0 million at our request in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at our option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by our inventory and other assets and expires on February 11, 2011. Among other changes, the Revolver was further amended such that it would be a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement were not extended. In addition, it would be also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement we do not have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. The balance outstanding under the Amended and Restated Revolver as of May 31, 2010 was $1.0 million and there was no borrowing outstanding as of November 30, 2009.

SYNNEX Canada replaced the Canadian revolving line of credit arrangement or Canadian Arrangement of C$30.0 million and replaced the accounts receivable securitization program, of C$110.0 million with a Canadian Revolving Arrangement in May 2009, having a maximum commitment of C$125.0 million. The Canadian Revolving Arrangement provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of both May 31, 2010 and November 30, 2009, there were outstanding standby letters of credit totaling $3.2 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lenders under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balance outstanding under our Canadian Revolving Arrangement as of May 31, 2009 and November 30, 2009 was $1.1 million and $29.1 million, respectively.

SYNNEX Canada has a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit. In February 2010, as a result of the sale of the BDG division, the limit on this facility was reduced from C$30.0 million to C$0.4 million with validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$1.0 million cash on deposit equal to 100% of the outstanding letters of credit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada, which was reduced to C$7.0 million from C$20.0 million. Letters of credit issued against this facility were $0.1 million as of May 31, 2010 and $0.9 million as of November 30, 2009.

We have other lines of credit and revolving facilities with financial institutions which provide for borrowing capacity aggregating approximately $5.1 million and $5.8 million at May 31, 2010 and November 30, 2009, respectively.

We also have various term loans, including a term loan facility in Canada, short-term borrowings and mortgages with financial institutions, totaling approximately $11.6 million and $12.1 million at May 31, 2010 and November 30, 2009, respectively.

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

As of May 31, 2010, we were in compliance with all material covenants for the above arrangements.

Convertible Debt

In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Notes, in a private placement. The Notes have a cash coupon interest rate of 4.0% per annum. Interest on the Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2008. In addition, we will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note is equal to 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.

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

As of May 31, 2010, the remaining amortization period is approximately 35 months assuming the redemption of the debentures at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.6 million and $3.2 million during the three and six months ended May 31, 2010, respectively, and $1.7 million and $3.3 million during the three and six months ended May 31, 2009, respectively. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $1.1 million and $2.2 million during the three and six months ended May 31, 2010, respectively, and $1.0 million and $2.0 million during the three and six months ended May 31, 2009, respectively. As of May 31, 2010 and November 30, 2009, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22.8 million. As of May 31, 2010, the if-converted value of the Notes did not exceed the principal balance.

The Notes contain various features which under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity. Further, the date of settlement of the Notes is uncertain due to the various features of the Notes including put and call features. Because we currently intend to settle the Notes using cash at some future date, we maintain within our U.S. Amended and Restated Arrangement and the Amended and Restated Revolver ongoing features that allow us to utilize cash from these facilities to cash settle the Notes, if desired.

Related Party Transactions

We have a business relationship with MiTAC International, a publicly-traded company in Taiwan, that began in 1992 when it became our primary investor through its affiliates. As of November 30, 2009, MiTAC International and its affiliates beneficially owned approximately 30% of our common stock. In addition, Matthew Miau, the Chairman Emeritus of our Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International on OEM outsourcing and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $48.5 million and $114.9 million for the three and six months ended May 31, 2010, respectively, and $100.3 million and $178.2 million for the three and six months ended May 31, 2009, respectively. Our sales to MiTAC International and its affiliates in the three and six months ended May 31, 2010 totaled approximately $1.0 million and $1.2 million, respectively, and $1.0 million and $1.6 million for the three and six months ended May 31, 2009, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. In fiscal year 2010, Oracle Corporation acquired Sun Microsystems and all of our contract assembly services to Oracle Corporation are covered by this Master Supply Agreement. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

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

We remain dependent on MiTAC International as a contract assembly partner, any change in the pricing or other material terms demanded by MiTAC International could have a material adverse effect on our business, particularly our contract assembly business with Oracle Corporation.

Beneficial Ownership of our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 30% of our common stock as of May 31, 2010. These shares are owned by the following entities:

MiTAC International (1)	6,177,796
Synnex Technology International Corp. (2)	4,426,895

Total	10,604,691

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 841,916 shares (of which 445,249 shares are directly held and 396,667 shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest of 14.8% in Synnex Technology International. Neither MiTAC International nor Mr. Miau are affiliated with any person(s), entity or entities that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our then President and Co-Chief Executive Officer. During fiscal year 2008, we purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of May 31, 2010, the value of the investment was $1.0 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

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

During the fiscal year 2010, we adopted the following accounting standards:

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

In May 2008, the FASB issued a new accounting pronouncement which requires an issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by us in the first quarter of fiscal year 2010. The accounting pronouncement is applicable to our Notes which were issued in May 2008. Although the adoption of this pronouncement did not impact our actual past or future cash flows, it resulted in an increase in non-cash interest expense. The accompanying comparative consolidated financial statements and footnotes have been adjusted for all periods presented to reflect the retrospective application of the new standard. See Note 9.

The following financial statement line items for the three and six months ended May 31, 2009 and as of November 30, 2009, were impacted as a result of applying the new standard retrospectively:

	Three months ended May 31, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
	(in thousands)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(3,180)	$(4,178)	$998
Income from continuing operations before income taxes and non-controlling interest	28,230	27,232	(998)
Provision for income taxes	(10,346)	(9,944)	402
Income from continuing operations before non-controlling interest, net of tax	17,884	17,288	(596)
Net income attributable to SYNNEX Corporation	19,229	18,633	(596)

Earnings per share

Net income per common share - basic	$0.59	$0.57	$(0.02)

Net income per common share - diluted	$0.57	$0.55	$(0.02)

	Six months ended May 31, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
	(in thousands)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(7,294)	$(9,277)	$1,983
Income from continuing operations before income taxes and non-controlling interest	57,515	55,532	(1,983)
Provision for income taxes	(21,064)	(20,266)	798
Income from continuing operations before non-controlling interest, net of tax	36,451	35,266	(1,185)
Net income attributable to SYNNEX Corporation	38,709	37,524	(1,185)

Earnings per share

Net income per common share - basic	$1.20	$1.16	$(0.04)

Net income per common share - diluted	$1.16	$1.13	$(0.03)

	As of November 30, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
	(in thousands)
Consolidated Balance Sheets
Other current assets	$26,522	$26,144	$(378)
Convertible debt	143,750	126,785	(16,965)
Deferred tax liabilities	1,442	8,077	6,635
Additional paid-in capital	236,213	249,892	13,679
Retained earnings	554,972	551,245	(3,727)

The following financial statement line items for the three and six months ended May 31, 2010 and as of May 31, 2010, were impacted as a result of applying the new standard:

	Three months ended May 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
	(in thousands)
Consolidated Statement of Operations:
Income from continuing operations before income taxes and non-controlling interest	$39,605	$40,688	$(1,083)
Net income attributable to SYNNEX Corporation	24,844	25,492	(648)

Earnings per share

Net income per common share - basic	$0.72	$0.74	$(0.02)

Net income per common share - diluted	$0.70	$0.71	$(0.01)

	Six months ended May 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
	(in thousands)
Consolidated Statement of Operations:
Income from continuing operations before income taxes and non-controlling interest	$75,912	$78,061	$(2,149)
Net income attributable to SYNNEX Corporation	59,503	60,788	(1,285)

Earnings per share

Net income per common share - basic	$1.74	$1.77	$(0.03)

Net income per common share - diluted	$1.68	$1.71	$(0.03)

	As of May 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of Change increase / (decrease)
	(in thousands)
Consolidated Balance Sheets
Other current assets	$66,760	$67,080	$(320)
Convertible debt	128,992	143,750	(14,758)
Deferred tax liabilities	5,546	(225)	5,771
Additional paid-in capital	273,914	260,235	13,679
Retained earnings	610,748	615,760	(5,012)

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

In November 2008, the FASB clarified guidance that the initial carrying value of an equity method investment should be determined in accordance with ASC 805, “Business Combinations.” Other-than-temporary impairment of an equity method investment should be recognized in accordance with ASC 323, “Investments–Equity Method and Joint Ventures.” ASC 323 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and was adopted by us in the first quarter of fiscal year 2010. We currently have no equity method investments; however, any future investments will be accounted for in accordance with ASC 323.

In November 2008, the FASB ratified the standard that applies to defensive assets that are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. This standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with ASC 805, “Business Combinations,” and ASC 820, “Fair Value Measurements and Disclosures.” This standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010. Intangible assets acquired in fiscal year 2010 and later will be accounted for in accordance with this standard. The ratification of this standard did not have a material impact on our consolidated results of operations and financial condition. We do not hold any defensive assets as of May 31, 2010.

In November 2008, the FASB ratified the standard that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. This standard is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and was adopted by us in the first quarter of fiscal year 2010. We do not have any such financial instruments as of May 31, 2010.

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

In June 2009, the FASB issued a new accounting pronouncement to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This new standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and was adopted by us in the first quarter of fiscal year 2010. We did not have any variable interest entities as of the date of adoption.

In January 2010, the FASB issued an update to existing standards on fair value measurements, which requires new disclosures about inputs and valuation techniques used in recurring and non-recurring fair value measurements and about significant transfers between the three levels of fair value measurements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 and were adopted by us in the second quarter of fiscal year 2010. The accounting update did not have a material impact on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six month periods ended May 31, 2010 from our Annual Report on Form 10-K for the year ended November 30, 2009. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and useful life of the products we distribute;

•	market acceptance, quality, pricing and availability of our services;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier inventory protections, such as price protection and return rights; and

•	the impact of the business acquisitions we make.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of Hewlett-Packard Company, or HP, products represented approximately 38% of our total revenue in both the three and six months ended May 31, 2010 and 36% and 35% for the three and six month ended May 31, 2009, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2011. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

The market for our video game titles and video game hardware is characterized by short product life cycles. Increased competition for limited shelf space, decreased promotional support from retailers or increased popularity of online games could adversely impact our revenue.

The market for video games is characterized by short product life cycles and frequent introductions of new products. The life cycle of a video game generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales and may result in product obsolescence. Therefore, the markets in which we compete frequently introduce new products. As a result, competition is intense for retailers’ limited shelf space and promotions. If our vendors’ new products are not introduced in a timely manner or achieve significant market acceptance, we may not generate sufficient sales or profitability. Further, if we are unable to successfully compete for retailers’ space and promotional resources, this could negatively impact market acceptance of our products and negatively impact our business and operating results.

In addition to competing with video game manufacturers, we compete with online gaming providers and used video resellers. The popularity of online games has increased and continued increases in online gaming may result in a reduced level of over the counter retail video games sales. In addition, certain of our video game customers sell used video games, that are generally priced lower than new video games, which could result in an increase in pricing pressure. If such customers increase their mix of sales of used video games relative to new video games, it could negatively impact our sales of new video games.

Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2010, we had 793 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

We may incur additional costs and consolidate certain redundant expenses in connection with our acquisitions and investments, which may have an adverse impact on our operating margins. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.

Because of the capital-intensive nature of our business, we need continued access to capital, which, if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, proceeds from our accounts receivable securitization and revolving credit programs are limited or cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all and may incur expenses in raising the additional funds. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any securitization or credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of securitization or debt financing could significantly increase in the future, making it cost prohibitive to securitize our accounts receivable or borrow, which could force us to issue new equity securities. If we issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

The terms of our debt arrangements impose significant restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.

As of May 31, 2010, we had approximately $303.8 million in outstanding short and long-term borrowings under term loans, convertible debt and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Our ability to make scheduled debt payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be certain that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot be certain that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some of our credit facilities restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. At May 31, 2010, we had approximately $150.2 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

We experienced theft of product from our warehouses, water damage to our properties and future re-occurrence of similar events could harm our operating results.

From time to time we have experienced incidents of theft at various facilities and water damages to our properties. These types of incidents may make it more difficult or expensive for us to obtain insurance coverage in the future. Also, the same or similar incidents may occur in the future for which we may not have sufficient insurance coverage or policy limits to be fully compensated for the loss, which may have an adverse effect on our business and financial results.

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

In both the three and six months ended May 31, 2010, approximately 18% of our total revenue was generated outside the United States. In the three and six months ended May 31, 2009, approximately 18% and 19%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT service industry and their technological expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT service industry. We are dependent in large part on our ability to retain the services of our key senior executives and other technical experts and personnel. Except for Kevin Murai, our President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

Worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price, which in turn, may require us to record an impairment in the carrying value of our goodwill in accordance with Accounting Standards Codification, or ASC 350, “Intangibles–Goodwill and Other.” More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our customers to accurately plan future business activities. While general economic conditions have recently begun to improve, there is no assurance that this trend will continue or at what rate.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Mexico, Japan, the Philippines and the United Kingdom. For both the three and six months ended May 31, 2010, approximately 18% of our total revenue was generated outside the United States. For the three and six months ended May 31, 2009, approximately 18% and 19%, respectively, of our total revenue was generated outside the United States. For the three and six months ended May 31, 2010, approximately 15% and 16%, respectively, of our total revenue was generated in Canada. For both the three and six months ended May 31, 2009, approximately 16%, of our total revenue was generated in Canada. No country other than the U.S. and Canada accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Our contact center business in the Philippines may be adversely impacted if we are unable to manage and communicate with these remote resources. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. Contact centers use a wide variety of technologies to allow them to manage a large volume of work. These technologies ensure that employees are kept productive. Any failure in technology may impact the business adversely. The success of our contact center business primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will directly impact customer satisfaction. Any adverse customer satisfaction may impact the overall business. Generally, the employee turnover rate in the contact center business and the risk of losing experienced employees to competitors are high. Higher turnover rates increase recruiting and training costs and decrease operating efficiencies and productivity. If we are unable to successfully manage our contact centers, our results of operations could be adversely affected and we may not realize the benefits of our recent acquisitions.

Risks Related to Our Relationship with MiTAC International Corporation

As of May 31, 2010, our executive officers, directors and principal stockholders owned approximately 33% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of May 31, 2010, our executive officers, directors and principal stockholders owned approximately 33% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 30% of our common stock.

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

We rely on MiTAC International to manufacture and supply subassemblies and components for some of our contract assembly services customers, including Oracle Corporation, our primary contract assembly services customer, and our reliance on MiTAC International may increase in the future. Our relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. Accordingly, we negotiate manufacturing, pricing and other material terms on a project-by-project basis. As MiTAC’s ownership interest in us decreases, MiTAC’s interest in the success of our business and operations may decrease as well. In the event MiTAC International no longer provides such services and components to us, we would need to find an alternative source for these services and components. We may be unable to obtain alternative services and components on similar terms, which may in turn increase our contract assembly costs. In addition, we may not find manufacturers with sufficient capacity, which may in turn lead to shortages in our product supplies. Increased costs and products shortages could harm our business and operating results.

Our business relationship with MiTAC International has been and will continue to be negotiated as related parties and therefore may not be the result of arms’-length negotiations between independent parties. Our relationship, including pricing and other material terms, with our shared customers or with MiTAC International, may or may not be as advantageous to us as the terms we could have negotiated with unaffiliated third parties. We have a joint sales and marketing agreement with MiTAC International, pursuant to which both parties agree to use their commercially reasonable efforts to promote the other party’s service offerings to their respective customers who are interested in such product offerings. To date, there has not been a significant amount of sales attributable to the joint marketing agreement. This agreement does not provide for the terms upon which we negotiate manufacturing and pricing terms. These negotiations have been on a case-by-case basis. The agreement has an initial term of one year and automatically renews for subsequent one-year terms unless either party provides written notice of non-renewal within 90 days of the end of any renewal term. The agreement may also be terminated without cause either by the mutual written agreement of both parties or by either party without cause upon 90 days prior written notice of termination to the other party. Either party may immediately terminate the agreement by providing written notice (a) of the other party’s material breach of any provision of the agreement and failure to cure within 30 days, or (b) if the other party becomes bankrupt or insolvent. In addition, we are party to a general agreement with MiTAC International and Oracle Corporation under which we work with MiTAC International to provide contract assembly services to Oracle Corporation.

Some of our customer relationships evolved from relationships between such customers and MiTAC International and the loss of such relationships could harm our business and operating results.

Our relationship with Oracle Corporation, as successor to Sun Microsystems, and some of our other customers evolved from relationships that were initiated by MiTAC International. Our relationship with Oracle Corporation is a joint relationship with MiTAC International and us, and the future success of our relationship with Oracle Corporation depends on MiTAC International continuing to work with us to service Oracle Corporation’s requirements. The original agreement between Sun Microsystems and MiTAC International was signed on August 28, 1999 and we became a party to the agreement on February 12, 2002. On May 16, 2007, we entered into a new Master Supply Agreement to be effective as of May 1, 2007 with Sun Microsystems and MiTAC International. Pursuant to this new agreement, the terms for the manufacture and purchase of each particular product awarded by Sun Microsystems are individually negotiated and if agreed upon by the parties, such terms are included in a product award letter. There is no minimum level of commitment required by any of the parties under this agreement. As under the prior agreement, we negotiate manufacturing, pricing and other material terms, on a project-by-project basis with MiTAC International and Oracle Corporation for a given project. All of our contract assembly services to Oracle Corporation are covered by this agreement. This agreement has a term of three years and is automatically renewed for one-year periods until terminated in accordance with its terms. Any party may terminate this agreement with written notice if one of the other parties materially breaches any provision of the agreement and the breach is incapable of being cured or is not cured within 30 days. This agreement may also be terminated on written notice if one of the other parties becomes bankrupt or insolvent. If we are unable to maintain our relationship with MiTAC International, our relationship with Oracle Corporation could suffer and we could lose other customer relationships or referrals, which in turn could harm our business, financial position and operating results.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of May 31, 2010, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.8% of Synnex Technology International and approximately 8.0% of MiTAC International. As of May 31, 2010, MiTAC International directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of May 31, 2010. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.4% of our outstanding common stock as of May 31, 2010. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

ITEM 6.	Exhibits

10.1	Form of Stock Unit Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 5, 2010).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 8, 2010

SYNNEX Corporation

By:	/S/ KEVIN M. MURAI
Kevin M. Murai
President and Chief Executive Officer

By:	/S/ THOMAS C. ALSBORG
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Form of Stock Unit Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on May 5, 2010).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.