Form 10-Q
period 2010-08-31
SYNNEX CORP
filed 2010-10-08
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2010
Common Stock, $0.001 par value	35,763,931

SYNNEX CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	August 31, 2010	November 30, 2009
		(As Adjusted - See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$68,063	$37,816
Short-term investments	18,698	21,219
Accounts receivable, net	813,558	820,633
Receivable from vendors, net	115,130	99,610
Receivable from affiliates	13,688	5,144
Inventories	794,052	713,813
Current deferred tax assets	27,601	27,787
Current deferred assets	9,633	13,830
Other current assets	62,478	26,144
Assets held for sale	-	74,185

Total current assets	1,922,901	1,840,181
Property and equipment, net	87,997	94,725
Goodwill	116,508	107,563
Intangible assets, net	17,774	18,066
Deferred tax assets	296	2,849
Long-term deferred assets	11,548	10,636
Other assets	18,583	25,890

Total assets	$2,175,607	$2,099,910

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$186,046	$150,740
Accounts payable	712,365	687,432
Payable to affiliates	17,377	82,728
Accrued liabilities	124,552	117,599
Current deferred liabilities	12,227	18,798
Income taxes payable	764	2,431
Liabilities related to assets held for sale	-	18,148

Total current liabilities	1,053,331	1,077,876
Long-term borrowings	8,861	9,410
Long-term liabilities	30,058	29,285
Long-term deferred liabilities	6,494	9,742
Convertible debt	130,133	126,785
Deferred tax liabilities	5,446	8,077

Total liabilities	1,234,323	1,261,175

Commitments and contingencies (Note 15)

SYNNEX Corporation’s stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized, 35,105 and 33,602 shares issued and outstanding	35	34
Additional paid-in capital	278,230	249,892
Accumulated other comprehensive income	21,357	27,151
Retained earnings	641,662	551,245

Total SYNNEX Corporation stockholders’ equity	941,284	828,322
Non-controlling interest	-	10,413

Total equity	941,284	838,735

Total liabilities and equity	$2,175,607	$2,099,910

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
		(As Adjusted - See Note 2)		(As Adjusted - See Note 2)
Revenue	$2,177,066	$1,998,060	$6,145,916	$5,521,135
Cost of revenue	(2,052,197)	(1,892,083)	(5,795,219)	(5,213,371)

Gross profit	124,869	105,977	350,697	307,764
Selling, general and administrative expenses	(72,715)	(67,778)	(216,156)	(205,785)

Income from continuing operations before non-operating items, income taxes and non-controlling interest	52,154	38,199	134,541	101,979
Interest expense and finance charges, net	(4,585)	(4,220)	(12,130)	(13,497)
Other income (expense), net	(300)	729	770	1,758

Income from continuing operations before income taxes and non-controlling interest	47,269	34,708	123,181	90,240
Provision for income taxes	(16,319)	(13,200)	(44,037)	(33,466)

Income from continuing operations before non-controlling interest, net of tax	30,950	21,508	79,144	56,774
Income from discontinued operations, net of tax	-	1,192	75	3,852
Gain on sale of discontinued operations, net of tax	-	-	11,351	-

Net income	30,950	22,700	90,570	60,626
Net income attributable to non-controlling interest	(36)	(235)	(153)	(637)

Net income attributable to SYNNEX Corporation	$30,914	$22,465	$90,417	$59,989

Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$30,914	$21,501	$79,007	$56,923
Discontinued operations:
Income from discontinued operations, net of tax	-	964	59	3,066
Gain on sale of discontinued operations, net of tax	-	-	11,351	-

Net income attributable to SYNNEX Corporation	$30,914	$22,465	$90,417	$59,989

Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$0.88	$0.65	$2.29	$1.75
Discontinued operations	-	0.03	0.33	0.10

Net income per common share - basic	$0.88	$0.68	$2.62	$1.85

Diluted:
Income from continuing operations	$0.86	$0.62	$2.22	$1.69
Discontinued operations	-	0.03	0.32	0.09

Net income per common share - diluted	$0.86	$0.65	$2.54	$1.78

Weighted-average common shares outstanding - basic	35,083	32,837	34,534	32,478

Weighted-average common shares outstanding - diluted	35,910	34,595	35,628	33,700

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2010	August 31, 2009
		(As Adjusted - See Note 2)
Cash flows from operating activities:
Net income	$90,570	$60,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,365	8,980
Amortization of intangible assets	3,858	6,156
Accretion of convertible notes discount	3,349	3,009
Share-based compensation	6,372	6,030
Provision for doubtful accounts	6,063	9,915
Inventory reserve	6,779	7,828
Tax benefits from employee stock plans	10,539	7,247
Excess tax benefit from share-based compensation	(8,819)	(6,007)
Realized and unrealized loss (gain) on investments	369	(2,193)
Loss (gain) on disposal of assets and businesses	(12,900)	96
Other-than temporary impairment on securities and assets	570	94
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	6,308	74,974
Receivables from vendors	(12,658)	6,861
Receivables from affiliates	4,655	(1,258)
Inventories	(126,869)	7,389
Other assets	(9,594)	31,115
Payable to affiliates	(18,351)	2,191
Accounts payable	20,024	(283)
Accrued liabilities	(3,226)	(4,333)
Deferred liabilities	(8,407)	(17,498)

Net cash provided by (used in) operating activities	(33,003)	200,939

Cash flows from investing activities:
Purchase of trading investments	(4,733)	(5,539)
Proceeds from sale of trading investments	7,746	4,436
Investment in held-to-maturity term deposits	(11,373)	(11,862)
Proceeds from redemption of held-to-maturity term deposits	12,964	7,974
Acquisition of businesses, net of cash acquired	(37,248)	(16,120)
Purchase of property and equipment	(7,146)	(19,419)
Proceeds from sale of businesses	34,730	-
Loans and deposits to third parties, net	(5,724)	-
Increase in restricted cash	(4,345)	(23,045)

Net cash used in investing activities	(15,129)	(63,575)

Cash flows from financing activities:
Proceeds from revolving line of credit and securitization	2,756,474	1,979,524
Payment of revolving line of credit and securitization	(2,718,995)	(2,092,770)
Payment of bank loans	(443)	(20,204)
Excess tax benefit from share-based compensation	8,819	6,007
Book overdraft	(2,643)	(8,789)
Proceeds from issuance of common stock	12,750	8,864

Net cash provided by (used in) financing activities	55,962	(127,368)

Effect of exchange rate changes on cash and cash equivalents	827	(4,785)

Net increase in cash and cash equivalents	8,657	5,211
Cash and cash equivalents at beginning of period	59,406	56,026

Cash and cash equivalents at end of period	$68,063	$61,237

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
		(As Adjusted - See Note 2)		(As Adjusted - See Note 2)
Net income	$30,950	$22,700	$90,570	$60,626
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(18)	22	(10)	4
Foreign currency translation adjustment	(2,963)	(481)	(1,876)	13,185

Total other comprehensive income (loss):	(2,981)	(459)	(1,886)	13,189

Comprehensive income:	27,969	22,241	88,684	73,815
Comprehensive income attributable to non-controlling interest	(190)	(235)	(153)	(637)

Comprehensive income attributable to SYNNEX Corporation	$27,779	$22,006	$88,531	$73,178

The following is a summary of total comprehensive income and its allocation between the shareholders of SYNNEX Corporation and non-controlling interests:

	Three Months Ended August 31, 2010			Three Months Ended August 31, 2009
	Attributable to SYNNEX Corporation	Attributable to non-controlling interest	Total	Attributable to SYNNEX Corporation	Attributable to non-controlling interest	Total
				(As adjusted - See Note 2)
Net income	$30,914	$36	$30,950	$22,465	$235	$22,700
Other comprehensive income (loss):
Unrealized gain (loss) on available-for- sale securities	(18)	-	(18)	22	-	22
Foreign currency translation adjustment	(3,117)	154	(2,963)	(481)	-	(481)

Total other comprehensive income (loss)	(3,135)	154	(2,981)	(459)	-	(459)

Total comprehensive income	$27,779	$190	$27,969	$22,006	$235	$22,241

	Nine Months Ended August 31, 2010			Nine Months Ended August 31, 2009
	Attributable to SYNNEX Corporation	Attributable to non-controlling interest	Total	Attributable to SYNNEX Corporation	Attributable to non-controlling interest	Total
				(As adjusted - See Note 2)
Net income	$90,417	$153	$90,570	$59,989	$637	$60,626
Other comprehensive income (loss):
Unrealized gain (loss) on available-for- sale securities	(10)	-	(10)	4	-	4
Foreign currency translation adjustment	(1,876)	-	(1,876)	13,185	-	13,185

Total other comprehensive income (loss)	(1,886)	-	(1,886)	13,189	-	13,189

Total comprehensive income	$88,531	$153	$88,684	$73,178	$637	$73,815

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to original equipment manufacturers (“OEMs”), software publishers, reseller customers and retail customers worldwide. SYNNEX’s service offering includes product distribution, logistics services, global business services (“GBS”) and contract assembly. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Japan, Mexico, the Philippines and the United Kingdom (“UK”).

The accompanying interim unaudited consolidated financial statements as of August 31, 2010 and for the three and nine month periods ended August 31, 2010 and 2009 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2009 have been derived from the Company’s annual audited financial statements except as adjusted for the adoption of new accounting standards as explained in Note 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2009, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three and nine months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended November 30, 2010, or any future period and the Company makes no representations related thereto.

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

Restricted cash

As of August 31, 2010 and November 30, 2009, the Company had restricted cash in the amounts of $35,948 and $31,319, respectively. A part of the restricted cash balance relates to future payments to contractors for the long-term projects at the Company’s Mexico operation. The Company receives the payments from the Mexican government for the equipment and services on a monthly basis. A portion of the payments to the contractors are withheld per the agreement and will be paid upon completion of the projects. The remaining balance of restricted cash relates to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements.

The following table summarizes the restricted cash balances as of August 31, 2010 and November 30, 2009 and the location where these amounts are recorded on the Consolidated Balance Sheet.

	August 31, 2010	November 30, 2009
Related to long-term projects:
Other current assets	$9,424	$-
Other assets	1,960	14,304

Total	11,384	14,304

Related to borrowing arrangements:
Other current assets	24,564	17,015

Total	24,564	17,015

Total restricted cash	$35,948	$31,319

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2010, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through August 31, 2010, such losses have been within management’s expectations.

In the three and nine months ended August 31, 2010, one customer accounted for approximately 12% and 11%, respectively, of the Company’s total revenue. In the three months ended August 31, 2009, one customer was approximately 10% of the Company’s total revenue and in the nine months ended August 31, 2009, no single customer exceeded 10% of the Company’s total revenue. As of August 31, 2010 and November 30, 2009, one customer accounted for approximately 12% and 11%, respectively, of the total consolidated accounts receivable balance. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 37% of the total revenue for both the three and nine months ended August 31, 2010 and approximately 35% of the total revenue for both the three and nine months ended August 31, 2009.

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

The Company recognizes revenue on certain service contracts, post-contract software support services, and extended warranty contracts, where it is not a primary obligor, on a net basis beginning in the first fiscal quarter of 2010. Approximately 4% of revenue was recorded on a net basis for both the three and nine months ended August 31, 2010.

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

Net income per common share

Net income per common share-basic is computed by dividing the net income attributable to SYNNEX Corporation for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted weighted-average shares include the dilutive effect of stock options, restricted stock and restricted stock units. The calculation of net income per common share attributable to SYNNEX Corporation is presented in Note 10.

ASC 260, “Earnings per Share,” requires that employee stock options, non-vested restricted stock and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in “Additional paid-in capital” when the award becomes deductible are assumed to be used to repurchase shares.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

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

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard is applicable to the Company beginning December 1, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

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

For the three and nine months ended August 31, 2010 and 2009

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

The following financial statement line items for the three and nine months ended August 31, 2009 and as of November 30, 2009, were impacted as a result of applying the new standard retrospectively:

	Three months ended August 31, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(3,194)	$(4,220)	$1,026
Income from continuing operations before income taxes and non-controlling interest	35,734	34,708	(1,026)
Provision for income taxes	(13,612)	(13,200)	412
Income from continuing operations before non-controlling interest, net of tax	22,122	21,508	(614)
Net income attributable to SYNNEX Corporation	23,079	22,465	(614)

Earnings per share attributable to SYNNEX Corporation:

Net income per common share - basic	$0.70	$0.68	$(0.02)

Net income per common share - diluted	$0.67	$0.65	$(0.02)

	Nine months ended August 31, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(10,488)	$(13,497)	$3,009
Income from continuing operations before income taxes and non-controlling interest	93,249	90,240	(3,009)
Provision for income taxes	(34,676)	(33,466)	1,210
Income from continuing operations before non-controlling interest, net of tax	58,573	56,774	(1,799)
Net income attributable to SYNNEX Corporation	61,788	59,989	(1,799)

Earnings per share attributable to SYNNEX Corporation:

Net income per common share - basic	$1.90	$1.85	$(0.05)

Net income per common share - diluted	$1.83	$1.78	$(0.05)

	As of November 30, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
Consolidated Balance Sheet:
Other current assets	$26,522	$26,144	$(378)
Convertible debt	143,750	126,785	(16,965)
Deferred tax liabilities	1,442	8,077	6,635
Additional paid-in capital	236,213	249,892	13,679
Retained earnings	554,972	551,245	(3,727)

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The following financial statement line items for the three and nine months ended August 31, 2010 and as of August 31, 2010, were impacted as a result of applying the new standard:

	Three months ended August 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
Consolidated Statement of Operations:
Income from continuing operations before income taxes and non-controlling interest	$47,269	$48,381	$(1,112)
Net income attributable to SYNNEX Corporation	30,914	31,580	(666)

Earnings per share attributable to SYNNEX Corporation:

Net income per common share - basic	$0.88	$0.90	$(0.02)

Net income per common share - diluted	$0.86	$0.88	$(0.02)

	Nine months ended August 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
Consolidated Statement of Operations:
Income from continuing operations before income taxes and non-controlling interest	$123,181	$126,443	$(3,262)
Net income attributable to SYNNEX Corporation	90,417	92,370	(1,953)

Earnings per share attributable to SYNNEX Corporation:

Net income per common share - basic	$2.62	$2.67	$(0.05)

Net income per common share - diluted	$2.54	$2.59	$(0.05)

	As of August 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of Change increase / (decrease)
Consolidated Balance Sheet:
Other current assets	$62,478	$62,769	$(291)
Convertible debt	130,133	143,750	(13,617)
Deferred tax liabilities	5,446	120	5,326
Additional paid-in capital	278,230	264,551	13,679
Retained earnings	641,662	647,342	(5,680)

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

In November 2008, the FASB clarified guidance that the initial carrying value of an equity method investment should be determined in accordance with ASC 805, “Business Combinations.” Other-than-temporary impairment of an equity method investment should be recognized in accordance with ASC 323, “Investments—Equity Method and Joint Ventures” (“ASC 323”). ASC 323 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and was adopted by the Company in the first quarter of fiscal year 2010. The Company accounts for its equity method investment in accordance with ASC 323.

In November 2008, the FASB ratified the standard that applies to defensive assets that are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. This standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures.” This standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and was adopted by the Company in the first quarter of fiscal year 2010. Intangible assets acquired in fiscal year 2010 and later will be accounted for in accordance with this standard. The ratification of this standard did not have a material impact on the Company’s consolidated results of operations and financial condition. The Company did not hold any defensive assets as of August 31, 2010.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

In November 2008, the FASB ratified the standard that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. This standard is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and was adopted by the Company in the first quarter of fiscal year 2010. The Company did not have any such financial instruments as of August 31, 2010.

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

The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan during the three and nine months ended August 31, 2010 and 2009 and the grant-date fair value of the awards:

	Three months ended		Three months ended
	August 31, 2010		August 31, 2009
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	-	$-	-	$-
Restricted stock awards	4	98	-	-
Restricted stock units	-	-	-	-

	4	$98	-	$-

	Nine months ended		Nine months ended
	August 31, 2010		August 31, 2009
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	60	$769	50	$309
Restricted stock awards	53	1,514	14	273
Restricted stock units	100	2,306	-	-

	213	$4,589	64	$582

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The Company recorded share-based compensation expense, for the three and nine months ended August 31, 2010 of $2,706 and $6,372 and for the three and nine months ended August 31, 2009 of $1,876 and $6,030, respectively. Share-based compensation expense for the three months ended August 31, 2010 was higher than the prior year period due to $844 one time recognition of costs for the modification and accelerated vesting of stock options and restricted awards on the retirement of the Company’s founder and former Chairman, Mr. Robert T. Huang.

NOTE 4—BALANCE SHEET COMPONENTS:

	August 31, 2010	November 30, 2009
Short-term investments
Trading securities	$7,097	$10,301
Available-for-sale securities	85	112
Held-to-maturity securities	9,018	7,785
Cost method securities	2,498	3,021

	$18,698	$21,219

Accounts receivable, net
Trade accounts receivable	$863,641	$864,895
Less: Allowance for doubtful accounts	(20,976)	(23,780)
Less: Allowance for sales returns	(29,107)	(20,482)

	$813,558	$820,633

Receivable from vendors, net
Receivables from vendors	$120,087	$105,429
Less: Allowance for doubtful accounts	(4,957)	(5,819)

	$115,130	$99,610

Inventories
Components	$12,810	$59,364
Finished goods	781,242	654,449

	$794,052	$713,813

Property and equipment, net
Land	$13,154	$15,721
Equipment and computers	57,814	62,691
Furniture and fixtures	9,406	10,152
Buildings, leasehold improvements	78,230	80,864
Construction in progress	557	882

Total property and equipment, gross	159,161	170,310
Less: Accumulated depreciation	(71,164)	(75,585)

	$87,997	$94,725

Goodwill

	Distribution	GBS	Total
Balance at November 30, 2009	$82,415	$25,148	$107,563
Changes during the period	6,551	2,820	9,371
Foreign currency translation	(426)	-	(426)

Balance at August 31, 2010	$88,540	$27,968	$116,508

In the distribution segment, goodwill increased as of August 31, 2010 compared to November 30, 2009, due to the acquisition of Jack of All Games, Inc. by $6,790 and was offset by the sale of the BDG division. In the GBS segment, goodwill increased by $2,820 for the earn-out accrual relating to the Company’s 2009 acquisition, which is scheduled to be paid in the fiscal year ended November 30, 2012.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

Intangible assets, net

	August 31, 2010			November 30, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$36,815	$(25,179)	$11,636	$34,315	$(24,104)	$10,211
Customer lists	22,244	(17,161)	5,083	21,440	(15,024)	6,416
Other intangible assets	4,404	(3,349)	1,055	4,734	(3,295)	1,439

	$63,463	$(45,689)	$17,774	$60,489	$(42,423)	$18,066

Amortization expense for the three and nine months ended August 31, 2010 was $1,278 and $3,858, respectively. Amortization expense for the three and nine months ended August 31, 2009 was $2,083 and $6,156, respectively. The increase in intangible assets as of August 31, 2010 compared to November 30, 2009 is due to the acquisition of Jack of All Games, Inc. offset by the sale of intangible assets related to the BDG division, which resulted in a gain of $785. The changes are all within the distribution segment.

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	August 31, 2010			November 30, 2009

	Original Cost	Unrealized (Losses)/ Gains	Carrying Value	Original Cost	Unrealized (Losses)/ Gains	Carrying Value
Short-term investments
Trading securities	$9,474	$(2,377)	$7,097	$11,631	$(1,330)	$10,301
Available-for-sale securities	110	(25)	85	147	(35)	112
Held-to-maturity securities	9,018	-	9,018	7,785	-	7,785
Cost method securities	2,498	-	2,498	3,021	-	3,021

	$21,100	$(2,402)	$18,698	$22,584	$(1,365)	$21,219

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

The following table summarizes the total realized and unrealized gains and losses recorded on the Company’s trading investments and the other-than-temporary loss recorded on cost and available-for-sale securities in the three and nine months ended August 31, 2010 and 2009:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Realized and unrealized gain (loss) on trading investments	$(548)	$655	$(369)	$2,193
Other-than-temporary loss on cost securities	(363)	-	(363)	(53)
Other-than-temporary loss on available-for-sale securities	-	-	-	(39)

As of August 31, 2010, the available-for-sale securities have been in a loss position for more than 12 months.

In the fourth quarter of fiscal year 2009, investments with maturities from the date of purchase greater than three months and less than one year have been corrected to classify such amounts as short-term investments rather than cash equivalents. The impact on net cash used in investing activities for the nine months ended August 31, 2009 was $59,687 as reported and is $63,575 as corrected. The Company concluded that the correction was not material to prior period interim consolidated financial statements for fiscal 2009 based on SEC Staff Accounting Bulletin No. 99: Materiality.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the Canadian Dollar, British Pound, Philippines Peso, Japanese Yen, Mexican Peso and Chinese Renminbi. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest rate risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14. The following table summarizes the Company’s derivative instruments not designated as hedging instruments under ASC 815, “Derivatives and Hedging,” as of August 31, 2010 and November 30, 2009:

Foreign exchange forward contracts:

	Fair value as of
Location	August 31, 2010	November 30, 2009
Accrued liabilities	$-	$(113)
Other current assets	1,975	-

	$1,975	$(113)

	Location	Three months ended		Nine months ended
		August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Realized and unrealized gain/ (loss)	Other income/ (expense), net	$1,737	$648	$790	$(5,421)

		$1,737	$648	$790	$(5,421)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”) by selling up to a maximum of $350,000 in U.S. trade accounts receivable (“U.S. Receivables”). On January 23, 2009, the Company amended and restated the U.S. Arrangement (the “U.S. Amended and Restated Arrangement”) to replace the lead bank and agent. The effective borrowing cost under the U.S. Amended and Restated Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.75% per annum based on the used portion of the commitment and a facility fee of 0.75% per annum payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of August 31, 2010 was $155,400 and as of November 30, 2009 was $119,000.

During the first quarter of fiscal year 2010, the U.S. Amended and Restated Arrangement was renewed for one year with a new maturity date of January 10, 2011. Under the terms of renewal, the program fee is reduced from 0.75% to 0.65% and the facility fee is reduced from 0.75% to 0.65%.

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

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Net Sales Financed	$172,273	$160,279	$472,275	$507,875

Flooring Fees (1)	917	756	2,394	2,419

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of August 31, 2010 and November 30, 2009, accounts receivable subject to flooring agreements were $52,005 and $47,219, respectively.

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	August 31, 2010	November 30, 2009
Convertible debt	$130,133	$126,785
SYNNEX U.S. securitization	155,400	119,000
SYNNEX U.S. revolving line of credit	-	-
SYNNEX Canada revolving line of credit	30,044	29,097
SYNNEX Canada term loan	9,463	9,994
Others	-	2,059

Total borrowings	325,040	286,935
Less: Current portion	(186,046)	(150,740)

Non-current portion	$138,994	$136,195

Convertible debt

In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (“the Notes”) in a private placement. The carrying amount of the convertible debt, net of the unamortized debt discount, was $130,133 and $126,785 as of August 31, 2010 and November 30, 2009, respectively. The Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the redemption date. See Note 9. Also, the Notes contain various features which under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity.

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

SYNNEX U.S. senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a group of financial institutions. On January 23, 2009, the Company amended and restated its U.S. senior secured revolving line of credit arrangement (the “Amended and Restated Revolver”) to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was amended from $120,000 to $80,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70,000 to $150,000 at the Company’s request, in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at the Company’s option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires on February 11, 2011. Among other changes, the Revolver was further amended such that it is a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement is not extended. In addition, it would be an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement the Company does not have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of August 31, 2010 and November 30, 2009, respectively.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

SYNNEX Canada revolving line of credit

SYNNEX Canada Limited (“SYNNEX Canada”) replaced its revolving line of credit arrangement of C$30,000 and its renewable revolving accounts receivable securitization program (the “Canadian Arrangement”) of C$110,000 with a secured revolving credit arrangement (the “Canadian Revolving Arrangement”) in May 2009, with a financial institution for a maximum commitment of C$125,000. The Canadian Revolving Arrangement provides a sublimit of $5,000 for the issuance of standby letters of credit. As of August 31, 2010, the outstanding standby letters of credit totaled $3,212. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable will be at least (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017.

Others

The Company did not renew its other lines of credit facilities and therefore there was no balance outstanding as of August 31, 2010. The balance outstanding under these other lines of credit as of November 30, 2009 was $2,059.

SYNNEX Canada credit facility

SYNNEX Canada has a credit facility with a financial institution in Canada to allow SYNNEX Canada to issue documentary letters of credit. In February 2010, as a result of the sale of the BDG division, the limit on this facility was reduced from C$30,000 to C$390 with validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2,000 available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$1,000 cash on deposit equal to 100% of the outstanding letters of credit with the financial institution in Canada. In connection with this credit facility, the Company issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada, which was reduced to C$7,000 from C$20,000. Letters of credit issued against this facility were $868 as of November 30, 2009. There were no letters of credit issued as of August 31, 2010.

Interest expense and finance charges

For the three and nine months ended August 31, 2010, the total interest expense and finance charges for accounts receivable securitization, the Revolver, the Notes and all other debt and lines of credit were $5,722 and $16,858, respectively, including non-cash debt accretion expense of $1,141 and $3,349, respectively, for the Notes. For the three and nine months ended August 31, 2009, the total interest expense and finance charges for accounts receivable securitization, the Revolver, the Notes and all other debt and lines of credit were $6,086 and $19,846, respectively, including non-cash debt accretion expense of $1,026 and $3,009, respectively, for the Notes. The interest expense and finance charges are included in “Interest expense and finance charges, net” in the consolidated statement of operations. The interest expense for the nine months ended August 31, 2009, includes the partial write off of $929 in unamortized debt costs relating to the amendment of the U.S. Arrangement and the Revolver and the termination of the Canadian Arrangement and the Canadian Revolving Arrangement of $30,000. The range of interest rates was between 0.98% and 3.75% and between 0.90% and 3.75% in the three and nine months ended August 31, 2010. The range of interest rates was between 1.98% and 7.64% and between 1.98% and 10.77% in the three and nine months ended August 31, 2009.

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

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

As of August 31, 2010, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $105,878 and $105,097 as of August 31, 2010 and November 30, 2009, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

NOTE 9—CONVERTIBLE DEBT:

Convertible debt	August 31, 2010	November 30, 2009
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(13,617)	(16,965)

Net carrying amount	$130,133	$126,785

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

For the three and nine months ended August 31, 2010 and 2009

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

As previously discussed in Note 2, the Company adopted new standards effective December 1, 2009, that changed the accounting for the Notes. Under the previous standards the Notes were recognized entirely as a liability at historical value. In accordance with the provisions of the new standards, the Company retrospectively recognized both a liability and an equity component of the Notes in a manner that reflects its non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120,332. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23,418 and was retroactively recorded as a debt discount and will be amortized to interest expense and finance charges over the five year period to the first put date, utilizing the effective interest method. The corresponding offset was recorded to “additional paid-in capital” and was adjusted for deferred taxes of $9,157. Underlying debt issuance costs of $3,575 associated with the Notes were allocated between the liability and equity components of the debt in accordance with the provisions of the new standard.

As of August 31, 2010, the remaining amortization period is approximately 32 months assuming the redemption of the debentures at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,625 and $4,872, respectively, during the three and nine months ended August 31, 2010 and $1,652 and $4,957 during the three and nine months ended August 31, 2009, respectively. Based on an effective rate of 8.0%, the Company recorded non-cash interest expense of $1,141 and $3,349 during the three and nine months ended August 31, 2010, respectively, and $1,026 and $3,009 during the three and nine months ended August 31, 2009, respectively. As of August 31, 2010 and November 30, 2009, respectively, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22,836. As of August 31, 2010, the if-converted value of the Notes did not exceed the principal balance.

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

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three months ended		Nine months ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$30,914	$21,501	$79,007	$56,923
Discontinued operations:
Income from discontinued operations, net of tax	-	964	59	3,066
Gain on sale of discontinued operations, net of tax	-	-	11,351	-

Net income attributable to SYNNEX Corporation	$30,914	$22,465	$90,417	$59,989

Weighted-average common shares - basic	35,083	32,837	34,534	32,478
Effect of dilutive securities:
Stock options and restricted stock	827	1,758	1,094	1,222

Weighted-average common shares - diluted	35,910	34,595	35,628	33,700

Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$0.88	$0.65	$2.29	$1.75
Discontinued operations	-	0.03	0.33	0.10

Net income per common share - basic	$0.88	$0.68	$2.62	$1.85

Diluted:
Income from continuing operations	$0.86	$0.62	$2.22	$1.69
Discontinued operations	-	0.03	0.32	0.09

Net income per common share - diluted	$0.86	$0.65	$2.54	$1.78

Options to purchase 67 and 50 shares of common stock for the three and nine months ended August 31, 2010, respectively, and 261 shares for the nine months ended August 31, 2009, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. No options were anti-dilutive during the three months ended August 31, 2009.

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of August 31, 2010, MiTAC International and its affiliates beneficially owned approximately 30% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

The Company works closely with MiTAC International on OEM outsourcing and jointly market MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship has enabled the Company to build relationships with MiTAC International’s customers and it continues to work with and depend on MiTAC International to jointly serve its shared customers. The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $39,622 and $154,545 in the three and nine months ended August 31, 2010, respectively, and $69,013 and $247,216 in the three and nine months ended August 31, 2009, respectively. The Company’s sales to MiTAC International and its affiliates totaled $391 and $1,626 in the three and nine months ended August 31, 2010, respectively and $639 and $2,199 in the three and nine months ended August 31, 2009, respectively. Most of these purchases and sales were pursuant to the Company’s Master Supply Agreement with MiTAC International and Sun Microsystems, one of its contract assembly customers. In fiscal year 2010, Oracle Corporation acquired Sun Microsystems and all of the Company’s contract assembly services to Oracle Corporation are covered by this Master Supply Agreement. The Company’s business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

On July 31, 2010, the Company sold to MiTAC International certain assets related to the Company’s contract assembly business. The transaction included the sale of inventory and customer contracts, primarily related to customers then being jointly served by MiTAC International and the Company. The value of the inventory sold was $66,261. As part of this transaction, the Company will provide MiTAC International certain transition services for the business for a fee of $250 per month over the next twelve months. In addition, during the three and nine months ended August 31, 2010, the Company also received $245 in reimbursements for facilities and overhead costs incurred. The sale agreement also includes earn-out and profit sharing provisions, which are based on near-term operating performance metrics for the defined customers included in this transaction.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The Company negotiated manufacturing, pricing and other material terms on a case-by-case basis with MiTAC International and its contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, the Company believes that the significant terms under these agreements, including pricing, would not materially differ from the terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors. As MiTAC International’s ownership interest in the Company decreases as a result of sales of the Company’s stock and additional dilution, its interest in the success of the business and operations may decrease as well.

Beneficial Ownership of the Company’s Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 30% of the Company’s common stock as of August 31, 2010. These shares are owned by the following entities:

August 31, 2010
(shares in thousands)
MiTAC International (1)	6,178
Synnex Technology International Corp. (2)	4,427

Total	10,605

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 842 thousand shares (of which 445 thousand shares are directly held and 397 thousand shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest of 14.6% in Synnex Technology International. Neither MiTAC International nor Mr. Miau is affiliated with any person(s), entity, or entities, that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

During fiscal year 2007, the Company purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert T. Huang, the Company’s founder and former Chairman. During fiscal year 2008, the Company purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of August 31, 2010, the value of the investment was $753. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International nor Synnex Technology International is restricted from competing with the Company.

On August 31, 2010, the Company sold its controlling interests in Nihon Daikou Shouji Co., Ltd. (“NDS”) for $3,072 to SB Pacific Corporation Limited, a newly formed company, led by the Company’s founder and former Chairman, Mr. Robert T. Huang. Concurrently, the Company invested in a 33.3% non-controlling interest in SB Pacific Corporation Limited. A gain of $493 was recorded on the sale of NDS in Other income (expense) during the three and nine months ended August 31, 2010.

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

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

Summarized financial information related to the Company’s reportable business segments for the three and nine months ended August 31, 2010 and 2009, and as of August 31, 2010 and November 30, 2009 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2010
Revenue	$2,152,537	$30,968	$(6,439)	$2,177,066
Income from continuing operations before non-operating items, income taxes and non-controlling interest	47,928	4,226	-	52,154

Three months ended August 31, 2009
Revenue	$1,977,829	$25,411	$(5,180)	$1,998,060
Income from continuing operations before non-operating items, income taxes and non-controlling interest	34,823	3,376	-	38,199

Nine months ended August 31, 2010
Revenue	$6,079,088	$84,685	$(17,857)	$6,145,916
Income from continuing operations before non-operating items, income taxes and non-controlling interest	124,374	10,167	-	134,541

Nine months ended August 31, 2009
Revenue	$5,461,922	$74,839	$(15,626)	$5,521,135
Income from continuing operations before non-operating items, income taxes and non-controlling interest	93,384	8,594	-	101,978

Total assets as of August 31, 2010	$2,134,327	$177,932	$(136,652)	$2,175,607
Total assets as of November 30, 2009	$2,002,750	$184,667	$(87,507)	$2,099,910

The inter-segment eliminations relate to the inter-segment back-office support services provided by the GBS segment to the distribution segment and inter-segment investments. Total assets in the GBS segment as of November 30, 2009 include assets held for sale.

Segment by Geography

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Mexico, Japan, the Philippines and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three and nine months ended August 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Revenue
North America	$2,140,886	$1,962,826	$6,027,570	$5,408,279
Other	36,180	35,234	118,346	112,856

	$2,177,066	$1,998,060	$6,145,916	$5,521,135

			As of
			August 31, 2010	November 30, 2009
Long-lived assets
North America			$83,288	$70,610
Other			23,292	50,005

			$106,580	$120,615

Revenue in the United States was approximately 83% of the total revenue for both the three and nine months ended August 31, 2010, and 83% and 82% of the total revenue for the three and nine months ended August 31, 2009, respectively. Revenue in Canada was approximately 15% and 16% of total revenue for the three and nine months ended August 31, 2010, respectively, and 15% and 16% for the three and nine months ended August 31, 2009. No other geographical location accounted for more than 10% of the Company’s total revenue.

Long-lived assets in the United States were approximately 60% and 42% of total long-lived assets as of August 31, 2010 and November, 30 2009, respectively. Long-lived assets in Canada were approximately 18% and 17% of total long-lived assets as of August 31, 2010 and November 30, 2009, respectively.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 13—ACQUISITIONS AND DIVESTITURES:

Fiscal year 2010 acquisitions

On February 26, 2010, the Company purchased substantially all of the North American assets of Jack of All Games, Inc, a distributor of video game hardware and software. The Company expects this acquisition to expand its consumer electronics product offerings. The acquisition is fully integrated into the Company’s distribution segment. During the three and nine months ended August 31, 2010, the Company made certain adjustments to the fair value of inventories and other assets acquired, and liabilities assumed, related to this transaction. These adjustments had the impact of lowering the purchase price by $5,299. The total consideration as adjusted is $37,354. The net tangible assets acquired were $26,064 and the Company recognized approximately $4,500 of intangible assets and approximately $6,790 in goodwill.

The preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase Consideration:
Cash Payment	$37,248
Less: Amount due from seller (1)	(2,685)
Accrual subject to post closing conditions (1)	2,791

$37,354

Allocation:
Accounts receivable, net	$10,112
Receivable from vendors, net	2,679
Inventories	22,949
Other current assets	290
Goodwill	6,790
Intangible assets, net (2)	4,500
Accounts payable	(8,700)
Accrued liabilities	(1,266)

$37,354

(1)	Based on Agreed-upon changes to the acquisition price.
(2)	Intangibles will be amortized over a period of 3 to 10 years.

Fiscal year 2010 divestitures

On December 28, 2009, the Company sold its controlling interest in China Civilink (Cayman), the results of which are presented in discontinued operations. Please see Note 17- Discontinued Operations for a detailed discussion on this transaction.

On July 31, 2010, the Company sold to MiTAC International, inventory and certain customer contracts, primarily related to contract assembly customers jointly served by the Company and MiTAC International. The sale agreement includes earn-out and profit-sharing provisions, which are based on near-term operating performance metrics for the defined customers included in the transaction. The Company will provide MiTAC International certain transition services on a fee basis. Please see Note 11—Related Party Transactions for more information on this transaction.

On August 31, 2010, the Company sold its controlling interests in NDS for $3,072 to SB Pacific Corporation Limited, a newly formed company led by the Company’s founder and former Chairman, Mr. Robert T. Huang. Concurrently, the Company invested in a 33.3% non-controlling interest in SB Pacific Corporation Limited. A gain of $493 was recorded on the sale of NDS in Other income (expense) during the three and nine months ended August 31, 2010.

Fiscal year 2009 acquisitions

In the first quarter of fiscal year 2009, the Company completed two acquisitions in the GBS segment. Through these acquisitions, the Company acquired web development services and complementary products for total consideration of $6,579. In the three and nine months ended August 31, 2010, the Company recorded additional goodwill and accrued $2,820 for the earn-out payment related to one of these acquisitions. The other acquisition is reported under discontinued operations.

The above acquisitions in fiscal 2010 and 2009, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting for business combinations utilizing the purchase method of accounting.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

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

There was no impact for the adoption of ASC 820, “Fair Value Measurements and Disclosures,” to the Consolidated Financial Statements. The following table summarizes the valuation of the Company’s short-term investments and financial instruments by the above ASC 820, “Fair Value Measurements and Disclosures,” categories as of August 31, 2010 and November 30, 2009:

	August 31, 2010				November 30, 2009
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Trading securities	$7,097	$7,097	$-	$-	$10,301	$10,301	$-	$-
Available-for-sale securities	85	85	-	-	112	112	-	-
Forward foreign currency exchange contracts	1,975	-	1,975	-	(113)	-	(113)	-

The Company’s investments in trading and available-for-sale securities are recorded at fair value based on quoted market prices. The fair value of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. There were no transfers between the Level 1 and Level 2 investments and financial instruments during the three and nine months ended August 31, 2010.

The following table summarizes the realized and unrealized gains and losses recorded in “Other income (expense)” in the consolidated statement of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency contracts:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Realized gain (loss)	$(254)	$(4,465)	$(1,449)	$(5,248)
Unrealized gain (loss)	1,444	515	1,871	(1,442)

Total realized and unrealized gain/(loss)	$1,190	$(3,950)	$422	$(6,690)

The following table presents the assets and liabilities that are not carried at fair value as of August 31, 2010 and November 30, 2009:

	August 31, 2010		November 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
			(As adjusted- see Note 2)
Cost method investments in short-term investments	$2,498	$3,451	$3,021	$2,496
Long-term accounts receivable	7,508	7,508	7,169	7,169
SYNNEX Canada term loan	9,463	9,463	9,994	9,994
Convertible debt	130,133	150,360	126,785	168,788

The Company’s cost method securities in short-term investments consist of investments in a hedge fund and a private equity fund. The fair value of the cost method investments is based on either (i) the published fund values or (ii) a valuation model developed internally to measure impairment primarily based on the published value of the securities held by the fund. The Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. During the three and nine months ended August 31, 2010, the Company recorded an other-than-temporary impairment of $363 on its cost method securities. In the nine months ended August 31, 2009, $53 was recognized as other-than-temporary impairment charges relating to the carrying value of the Company’s cost method securities, while no impairment was recorded in the three months ended August 31, 2009.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

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

The cost method investments in “Other assets” consist of investments in equity securities of private entities. The carrying value of the investments was $3,550 as of both August 31, 2010 and November 30, 2009. As of August 31, 2010, the fair value of these cost method investments is greater than the carrying value.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of August 31, 2010, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2010 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

NOTE 16—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the three and nine months ended August 31, 2010, the Company made payments of $249 and $431, respectively, for the remaining lease obligations on the RGC facility. During the three and nine months ended August 31, 2010, the Company also recorded additional charges of $211 and $369, respectively for the remaining lease obligations. The remaining balance outstanding on facility and exit costs as of August 31, 2010 and November 30, 2009 was $497 and $557, respectively.

NOTE 17—DISCONTINUED OPERATIONS:

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions was sold to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design. HiChina Web Solution was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary company of SYNNEX Corporation. Under the terms of the agreement, the Company received $59,558 for its estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. The total gain recorded on the sale was $11,351, net of $1,154 income taxes. The Company, as the ultimate parent, has agreed to guarantee the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of the Company’s GBS segment. The Company has no significant continuing involvement in the operations of HiChina Web Solutions. During the three and nine months ended August 31, 2010, the Company received $5,837 in full settlement of the holdback amount.

Under the provisions of FASB ASC 360, “Property, Plant and Equipment,” the sale of HiChina Web Solutions qualified as a discontinued operation component of the Company. Accordingly, the Company has excluded results of HiChina’s operations from its consolidated statements of continuing operations for the nine months ended August 31, 2010 and for the three and nine months ended August 31, 2009 to present this business in discontinued operations.

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

The following table shows the results of operations of HiChina Web Solutions for the nine months ended August 31, 2010 and for the three and nine months ended August 31, 2009 which are included in the earnings from discontinued operations:

	Three months ended	Nine months ended
	August 31, 2009	August 31, 2010 *	August 31, 2009
Revenue	$9,103	$2,959	$26,973
Cost of revenue	(3,945)	(1,706)	(11,427)

Gross profit	5,158	1,253	15,546
Selling, general and administrative expenses	(4,078)	(1,199)	(11,848)

Income from operations before non-operating items, income taxes and non-controlling interest	1,080	54	3,698

Interest income (expense and finance charges), net	99	17	327
Other income (expense), net	(2)	5	(7)

Income before income taxes and non-controlling interest	1,177	76	4,018
(Provision for) Benefit from income taxes	15	(2)	(166)

Income from discontinued operations	1,192	74	3,852
Income from discontinued operations attributable to non-controlling interest	(228)	(15)	(786)

Income from discontinued operations attributable to SYNNEX Corporation	$964	$59	$3,066

*	Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

The following are the carrying amount of major classes of assets and liabilities of HiChina Web Solution’s discontinued operations which were classified as held for sale as of November 30, 2009:

November 30, 2009
Assets:
Cash and cash equivalents	$21,590
Short-term investments	8,952
Property and equipment, net	6,256
Goodwill	29,920
Intangible assets, net	3,670
Other assets	3,797

Total assets held for sale	$74,185

Liabilities:
Current deferred liabilities	$10,198
Other liabilities	7,950

Total liabilities related to assets held for sale	$18,148

Non-controlling interest	$7,402

NOTE 18—INCOME TAXES:

During the three and nine months ended August 31, 2010, the Company recorded a one-time adjustment of $3,118 resulting from the conclusion of an Internal Revenue Service income tax audit of the Company’s U.S. entity for the fiscal years 2004 and 2005 as well as the expiration of the statute of limitations for the fiscal year 2006. This reassessment benefited the Company with a $1,929 reduction of total income tax expenses and a $1,189 increase in “Additional paid-in capital.”

SYNNEX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended August 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 19—EQUITY:

A reconciliation of the changes in equity for the nine months ended August 31, 2010 and 2009 is presented below:

	Nine months ended August 31, 2010			Nine months ended August 31, 2009

	Attributable to SYNNEX Corporation	Attributable to Non- controlling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Non- controlling interest	Total Equity
Beginning balance of equity: (As adjusted - see Note 2)	$828,322	$10,413	$838,735	$692,330	$4,673	$697,003
Issuance of common stock on exercise of options and restricted stock	12,067	-	12,067	8,292	-	8,292
Issuance of common stock for employee stock purchase plan	683	-	683	572	-	572
Tax benefit from exercise of non-qualified stock options	10,539	-	10,539	7,247	-	7,247
Change in tax reserve	1,189	-	1,189	-	-	-
Share based compensation	6,372	-	6,372	6,030	-	6,030
Change in equity for Hi-China Web Solutions (1)	(5,946)	(7,403)	(13,349)	4,721	-	4,721
Change in equity from sale of Nihon Daikou Shouji (2)	(473)	(3,148)	(3,621)	-	-	-
Non-controlling interest’s share of discontinued operations	-	(15)	(15)	-	-	-
Comprehensive income:
Net income	90,417	153	90,570	59,989	637	60,626
Other comprehensive income (loss):
Changes in unrealized gain (loss) on available-for-sale securities	(10)	-	(10)	4	-	4
Foreign currency translation adjustment	(1,876)	-	(1,876)	13,185	-	13,185

Total other comprehensive income (loss)	(1,886)	-	(1,886)	13,189	-	13,189

Total comprehensive income	88,531	153	88,684	73,178	637	73,815

Ending balance of equity:	$941,284	$-	$941,284	$792,370	$5,310	$797,680

(1)	See Note 17- Discontinued operations for further discussion.
(2)	See Note 13- Acquisitions and divestitures for further discussion.

NOTE 20— SUBSEQUENT EVENTS:

On September 29, 2010, Andrea M. Zulberti, an independent director, was appointed to the Board of Directors, as well as the Audit Committee and the Compensation Committee.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on the Form 10Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in our IT systems, anticipated benefits of our acquisitions, impact of our disposition of certain assets to MiTAC International Corporation, or MiTAC International, impact of acquisitions, our revenue and operating results, our gross margins, our agreements with MiTAC International, competition with Synnex Technology International, our future needs for additional financing, concentration of customers, expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, adequacy of our cash resources to meet our capital needs, the settlement of our convertible notes, adequacy of our disclosure controls and procedures, dependency on personnel, competition, impact of rules and regulations affecting public companies, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 corporation and a leading business process services company, serving resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. We operate in two segments, distribution services and global business services, or GBS. Our primary business process services are distribution, contract assembly and business process outsourcing services, or BPO. Our distribution services segment distributes computing, consumer electronics, or CE, complementary products and video games to a variety of customers, including value-added resellers, or VARs, system integrators and retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics. Our GBS segment offers a range of services to our customers that include customer management, software development, and back office processing on a global platform. We deliver these services through various methods including voice, chat, web, email, and digital print.

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

We combine our core strengths in distribution, supply chain management, and contract assembly in an effort to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 20,000 technology products (as measured by SKUs) from more than 100 IT and CE, OEM suppliers to more than 15,000 resellers, system integrators, and retailers throughout the United States, Canada and Mexico. As of August 31, 2010, we had over 7,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 98% of our total revenue was from North America for both the three and nine months ended August 31, 2010.

We purchase IT systems, peripherals, system components, software, networking equipment, various consumer electronics and video games from OEM suppliers such as Hewlett-Packard Company, or HP, Panasonic, Acer, Seagate and Lenovo and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller and retail customers include VARs, corporate resellers, government resellers, system integrators, direct marketers, and retailers. Products purchased from our largest OEM supplier, HP, accounted for approximately 37% of our total revenue for both the three and nine months ended August 31, 2010 and 35% for both the three and nine months ended August 31, 2009, respectively.

Our distribution segment operates in the distribution and contract assembly services industries, which are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT and CE products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.

In our distribution segment, we are highly dependent on the end-market demand for IT and CE products and services. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE industries and increased price-based competition.

Recent Acquisitions and Divestitures

We seek to augment our services offering with strategic acquisitions of businesses and assets that complement and expand our global business process services capabilities. We also divest businesses that we deem not strategic to our ongoing operations. Our historical acquisitions have brought us new reseller and retail customers, OEM suppliers, product lines, and have extended the geographic reach of our operations, particularly targeted in international markets, and diversified and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our consolidated financial statements from the closing date of the acquisition.

On February 26, 2010, we purchased substantially all of the North American assets of Jack of All Games, Inc., a distributor of video game hardware and software. During the three and nine months ended August 31, 2010 we made certain adjustments to the fair value of inventories and other assets acquired, and the liabilities assumed, related to this transaction. These adjustments had the impact of lowering the purchase price by $5.3 million. Total consideration, as adjusted, was $37.4 million. The net tangible assets acquired were $26.1 million and we recognized approximately $4.5 million of intangible assets and approximately $6.8 million in goodwill. The acquisition is fully integrated into our distribution segment and we expect it will continue to expand our consumer electronics product offerings.

The above acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

On December 28, 2009, we sold our controlling interest in China Civilink (Cayman), the results of which are presented in discontinued operations. Please see the section “Discontinued Operations” below for a detailed discussion on this transaction.

On July 31, 2010, we sold to MiTAC International, inventory and certain customer contracts, primarily related to contract assembly customers jointly served by us and MiTAC International. The sale agreement includes earn-out and profit-sharing provisions, which are based on near-term operating performance metrics for the defined customers included in the transaction. Also, we will provide MiTAC International certain transition services on a fee basis.

On August 31, 2010, we sold our majority interest in Nihon Daikou Shouji Co., Ltd., or NDS, for $3.1 million to SB Pacific Corporation Limited, a newly formed company led by our founder and former Chairman, Mr. Robert T. Huang. Concurrently, we invested in a 33.3% non-controlling interest in SB Pacific Corporation Limited.

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada under EITF 95-3: “Recognition of Liabilities in Connection with a Purchase Business Combination.”During the three and nine months ended August 31, 2010, we made a payment of $0.2 million and $0.4 million, respectively, which is included in selling, general and administrative expenses, for the remaining lease obligations on the RGC facility. During the three and nine months ended August 31, 2010, we accrued additional $0.2 million and $0.4 million, respectively for the remaining lease obligations on the facility. The remaining balance outstanding on facility and exit costs as of August 31, 2010 and November 30, 2009 was $0.5 million and $0.6 million, respectively.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and nine month periods ended August 31, 2010 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2009, except for the adoption of new accounting standards relating to our convertible debt. The new accounting standard was adopted retrospectively from the date of issuance. See Note 2 of the financial statements for further discussion on the impact of this accounting change. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.26)	(94.70)	(94.29)	(94.43)

Gross profit	5.74	5.30	5.71	5.57
Selling, general and administrative expenses	(3.34)	(3.39)	(3.52)	(3.73)

Income from continuing operations before non-operating items, income taxes and non-controlling interest	2.40	1.91	2.19	1.84
Interest expense and finance charges, net	(0.22)	(0.21)	(0.20)	(0.24)
Other income (expense), net	(0.01)	0.04	0.01	0.03

Income from continuing operations before income taxes and non-controlling interest	2.17	1.74	2.00	1.63
Provision for income taxes	(0.75)	(0.67)	(0.71)	(0.60)

Income from continuing operations before non-controlling interest, net of taxes	1.42	1.07	1.29	1.03
Income from discontinued operations, net of tax	-	0.06	0.00	0.07
Gain on sale of discontinued operations, net of tax	-	-	0.18	-

Net income	1.42	1.13	1.47	1.10

Net income attributable to non-controlling interest	(0.00)	(0.01)	(0.00)	(0.01)

Net income attributable to SYNNEX Corporation	1.42%	1.12%	1.47%	1.09%

Three and Nine Months Ended August 31, 2010 and 2009

Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2010	August 31, 2009	% Change	August 31, 2010	August 31, 2009	% Change
	(in thousands)			(in thousands)
Revenue	$2,177,066	$1,998,060	9.0%	$6,145,916	$5,521,135	11.3%
Distribution revenue	2,152,537	1,977,829	8.8%	6,079,088	5,461,922	11.3%
GBS revenue	30,968	25,411	21.9%	84,685	74,839	13.2%
Inter-segment elimination	(6,439)	(5,180)	24.3%	(17,857)	(15,626)	14.3%

In our distribution business, we sell in excess of 20,000 technology products (as measured by active SKU’s) from more than 100 IT and CE OEM suppliers to more than 15,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office IT development outsourcing, and post-sales technical support. The inter-segment eliminations relate to the inter-segment back-office support services provided by our GBS segment to our distribution segment. GBS revenue to third parties is net of inter-segment eliminations. The programs and customer service requirements change frequently from one period to the next and are often not comparable.

Our revenue in the distribution segment increased during the three months ended August 31, 2010, compared to the prior year quarter primarily due to strong IT demand in the U.S. markets, improving market conditions in Canada, and sales from gaming products following our first quarter acquisition of Jack of All Games. By product line, our sales of peripherals increased 20%, sales of IT systems increased 3%, sales of system components increased 16% and our sales of networking systems increased 24%. Our revenue from software sales (including services and warranty contracts) decreased by 37% as compared to the prior year period primarily because of the presentation of revenue earned on certain types of services and extended warranty contracts on a net basis in fiscal year 2010 – see Note 2, Revenue Recognition. The increase in our GBS segment revenue was primarily due to recently won business and the ramping of new programs in our BPO services contact centers.

Our revenue in the distribution segment increased during the nine months ended August 31, 2010, compared to the prior year period due to the improvement in market conditions and demand both in U.S. and Canada. In addition, our new customer initiatives and new vendor lines increased sales in the North American market. Our sales from Jack of All Games gaming products also contributed to the increase in revenue. By product line, our sales of peripherals increased 20%, sales of IT systems increased 13%, system components increased 18% and our sales of networking systems increased 25%. Our revenue from software sales decreased by 37% as compared to the prior period because of the presentation of revenue earned on certain types of services and extended warranty contracts on a net basis in fiscal year 2010. The revenue from software sales was approximately 6% of our total consolidated revenue. The increase in our GBS segment revenue was primarily due to revenue from our new programs and also from higher call volumes in our contact centers.

Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2010	August 31, 2009	% Change	August 31, 2010	August 31, 2009	% Change
	(in thousands)			(in thousands)
Gross profit	$124,869	$105,977	17.8%	$350,697	$307,764	13.9%
Percentage of revenue	5.74%	5.30%	8.3%	5.71%	5.57%	2.5%

Our gross profit is affected by a variety of factors, including competition, average selling prices, the variety of products and services we sell, the customers to whom we sell, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, acquisitions and divestitures of business units, fluctuations in revenue and overhead costs of our contract assembly, and our mix of business including our GBS services.

Our gross profit in dollars in both the three and nine months ended August 31, 2010 increased as compared to the prior year mainly due to increased revenue. For the three months ended August 31, 2010, gross profit as a percentage of revenue increased 44 basis points over the corresponding prior year period. Gross profit as a percentage of revenue for the three months ended August 31, 2010 was approximately 24 basis points higher as a result of accounting for certain service contracts, post-contract software support services, and extended warranty contracts on a net basis in fiscal year 2010. Third quarter gross profit was further improved by maximizing vendor performance incentives and changes in the mix of products and services.

For the nine months ended August 31, 2010, gross profit as a percentage of revenue increased 14 basis points over the corresponding prior year period. Gross profit as a percentage of revenue for the nine months ended August 31, 2010 was approximately 24 basis points higher as a result of accounting for certain service contracts, post-contract software support services, and extended warranty contracts on a net basis in fiscal year 2010, offset by the year to date net unfavorable impact of vendor discounts and marketing incentives and geographic mix, as compared to the corresponding prior year period.

No specific products or customers, or changes in pricing strategy individually or as a group, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2010	August 31, 2009	% Change	August 31, 2010	August 31, 2009	% Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$72,715	$67,778	7.3%	$216,156	$205,785	5.0%
Percentage of revenue	3.34%	3.39%	-1.5%	3.52%	3.73%	-5.6%

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

Selling, general and administrative expenses increased for the three months ended August 31, 2010 on a dollar basis from the comparable prior year quarter mainly due to (i) a higher total compensation cost of $6.8 million resulting from an increase in the number of employees due to organic growth and our fiscal first quarter 2010 acquisition of Jack of All Games, and higher stock-based compensation expense due to the acceleration and modification of stock grants, primarily on retirement of our founder and former Chairman, and (ii) an increase in other operating expenses by $1.1 million. These increases were partially offset by a decrease in bad debt expense of $1.1 million, a decrease in deferred compensation expense of $1.4 million, and a decrease in amortization of intangibles of $0.5 million.

Selling, general and administrative expenses increased for the nine months ended August 31, 2010 as compared to the comparable prior year period mainly due to (i) an increase in compensation cost of $13.7 million, resulting from an increase in the number of employees primarily as a result of growing our business in the U.S., investments in strategic initiatives and the impact of our acquisition of Jack of All Games and (ii) an increase in other operating expenses of $4.1 million, due to the growth of our business, costs incurred in consolidating our U.S. warehouses and costs associated with the integration of Jack of All Games. These increases were partially offset by a decrease in bad debt expense of $4.7 million, a decrease in deferred compensation expense of $2.0 million, and a decrease in the amortization costs for intangibles of $1.5 million.

Income from Operations before Non-Operating Items, Income Taxes and Non-controlling interest

	Three Months Ended			Nine Months Ended
	August 31, 2010	August 31, 2009	% Change	August 31, 2010	August 31, 2009	% Change
	(in thousands)			(in thousands)
Income from continuing operations before non-operating items, income taxes and non-controlling interest	$52,154	$38,199	36.5%	$134,541	$101,979	31.9%
Percentage of Total Revenue	2.40%	1.91%	25.7%	2.19%	1.84%	19.0%
Distribution income from continuing operations before non-operating items, income taxes and non-controlling interest	47,928	34,823	37.6%	124,374	93,384	33.2%
Percentage of Distribution Revenue	2.23%	1.76%	26.7%	2.05%	1.71%	19.9%
GBS income from continuing operations before non-operating items, income taxes and non-controlling interest	4,226	3,376	25.2%	10,167	8,594	18.3%
Percentage of GBS Revenue	13.65%	13.29%	2.7%	12.01%	11.48%	4.6%

Our income from continuing operations before non-operating items, income taxes and non-controlling interest as a percentage of revenue increased to 2.40% and 2.19% for the three and nine months ended August 31, 2010, respectively, compared to 1.91% and 1.84% for the comparable prior year periods. The distribution segment income from continuing operations before non-operating items, income taxes and non-controlling interest as percentage of distribution revenue increased to 2.23% and 2.05% for the three and nine months ended August 31, 2010, respectively, from 1.76% and 1.71% in the comparable prior year periods. These margins were higher as a result of accounting for certain service contracts, post-contract software support services, and extended warranty contracts on a net basis in fiscal year 2010. Higher gross profit dollars were offset, in part, by higher selling and administrative expenses due to the growth of our business, investments in strategic initiatives and the costs related to the integration of Jack of All Games into our business operations.

The GBS segment income from continuing operations before non-operating items, income taxes and non-controlling interest as a percentage of revenue increased to 13.65% and 12.01% for the three and nine months ended August 31, 2010, respectively, from 13.29% and 11.48% in the comparable prior year periods, primarily due to higher gross profit as a result of introduction of new programs and higher call volume, partially offset by higher selling and administrative expenses to support the growth and non-billable personnel in their training period.

Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2010	August 31, 2009*	% Change	August 31, 2010	August 31, 2009*	% Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$4,585	$4,220	8.6%	$12,130	$13,497	-10.1%
Percentage of revenue	0.22%	0.21%	4.8%	0.20%	0.24%	-16.7%

*	As adjusted - see Note 2

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

The increase in interest expense and finance charges, net, for the three months ended August 31, 2010 compared to the prior year period was approximately $0.4 million due to lower interest income relating to the winding up of a large distribution service contract in Mexico, offset by lower levels of borrowings and lower interest rates.

The decrease in interest expense and finance charges, net, for the nine months ended August 31, 2010 compared to the prior year period was approximately $1.4 million due to lower levels of borrowings and lower interest rates, partially offset by the impact of lower interest income relating to the large Mexico distribution service contract.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2010	August 31, 2009	% Change	August 31, 2010	August 31, 2009	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(300)	$729	-141.2%	$770	$1,758	-56.2%
Percentage of revenue	-0.01%	0.04%	-125.0%	0.01%	0.03%	-66.7%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.

The change in other income (expense), net for the three months ended August 31, 2010 compared to the prior year period was due to $1.6 million higher realized and unrealized losses related to our deferred compensation investments, offset by a $0.5 million gain on sale of NDS.

The decrease in other income (expense), net for the nine months ended August 31, 2010 compared to the prior year period was due to an increase of $2.8 million in realized and unrealized losses related to our deferred compensation investments offset by $0.5 million gain on sale of NDS in the third quarter of fiscal year 2010 and $0.8 million gain on sale of the BDG division by SYNNEX Canada in the first quarter of fiscal year 2010.

Provision for Income Taxes

Our effective tax rate in the three and nine months ended August 31, 2010 was 34.5% and 35.7%, respectively, compared with an effective tax rate of 38.0% and 37.1% in the prior year periods. The decrease in the effective tax rate for the current year periods, as compared to the prior year periods was primarily due to the release of reserves resulting from the closure of the Internal Revenue Service, or IRS, 2004 and 2005 tax audits as well as the expiration of the IRS 2006 statute of limitations. We recorded a one-time $3.1 million adjustment for this release. This reassessment benefited us with a $1.9 million reduction of total income tax expenses and a $1.2 million increase in “Additional paid-in capital.”

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and earnings being higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Non-controlling Interest

Non-controlling interest is the portion of earnings from operations attributable to others. In March 2008, we acquired our controlling interest in NDS, which operates in Japan. In April 2007, we acquired a controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions. The non-controlling interest represents the share of HiChina Web Solution and NDS’s income that is attributable to others and is contained within our GBS segment. HiChina Web Solutions was sold in December 2009 and is presented in discontinued operations in our Consolidated Statement of Operations. In addition, on August 31, 2010, we sold our controlling interest in NDS to SB Pacific Corporation Limited, a newly formed company led by our founder and former Chairman Mr. Robert T. Huang, and in which we own a non-controlling interest.

Goodwill

We conducted our annual goodwill impairment testing as of November 30, 2009 and concluded that there was no impairment. There were no significant changes to the key assumptions used in our annual goodwill impairment analysis. Hence, there were no indications of any triggering events that would necessitate further impairment analysis on the fair value of reporting units.

Discontinued Operations

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions was sold to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design. HiChina Web Solution was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned, subsidiary company of SYNNEX Corporation. Under the terms of the agreement, we received approximately $59.6 million for our estimated 79% controlling ownership in HiChina Web Solutions, subject to a 10% holdback for a period of six months. The total gain recorded on the sale was approximately $11.4 million, net of $1.2 million income taxes. We, the ultimate parent, have agreed to guarantee the obligations of SYNNEX Investment Holdings Corporation up to approximately $35.0 million in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment. We have no significant continuing involvement in the operations of HiChina Web Solutions. During the three and nine months ended August 31, 2010, we received $5.8 million in full settlement of the holdback amount.

Under the provisions of FASB ASC 360, “Property, Plant and Equipment,” the sale of HiChina Web Solutions qualified as a discontinued operation component. Accordingly, we have excluded results of HiChina’s operations from our consolidated statements of continuing operations for the nine months ended August 31, 2010 and for the three and nine months ended August 31, 2009.

The following table shows the results of operations of HiChina Web Solutions for the nine months ended August 31, 2010 and for the three and nine months ended August 31, 2009 which are included in the earnings from discontinued operations:

	Three months ended	Nine months ended
	August 31, 2009	August 31, 2010 *	August 31, 2009
	(in thousands)	(in thousands)
Revenue	$9,103	$2,959	$26,973
Cost of revenue	(3,945)	(1,706)	(11,427)

Gross profit	5,158	1,253	15,546
Selling, general and administrative expenses	(4,078)	(1,199)	(11,848)

Income from operations before non-operating items, income taxes and non-controlling interest	1,080	54	3,698

Interest income (expense and finance charges), net	99	17	327
Other income (expense), net	(2)	5	(7)

Income before income taxes and non-controlling interest	1,177	76	4,018
(Provision for) Benefit from income taxes	15	(2)	(166)

Income from discontinued operations	1,192	74	3,852
Income from discontinued operations attributable to non-controlling interest	(228)	(15)	(786)

Income from discontinued operations attributable to SYNNEX Corporation	$964	$59	$3,066

*	Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

The following are the carrying amounts of major classes of assets and liabilities of HiChina Web Solution’s discontinued operations which were classified as held for sale as of November 30, 2009:

November 30, 2009
(in thousands)
Assets:
Cash and cash equivalents	$21,590
Short-term investments	8,952
Property and equipment, net	6,256
Goodwill	29,920
Intangible assets, net	3,670
Other assets	3,797

Total assets held for sale	$74,185

Liabilities:
Current deferred liabilities	$10,198
Other liabilities	7,950

Total liabilities related to assets held for sale	$18,148

Non-controlling interest	$7,402

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

Net cash used in operating activities was $33.0 million in the nine months ended August 31, 2010 compared to net cash provided by operating activities of $200.9 million in the nine months ended August 31, 2009. Net cash used in operating activities in the nine months ended August 31, 2010 was mainly due to the purchase of inventory as a result of improved market conditions and related business opportunities, a reduction in payables to our affiliates, higher vendor receivable balances and an increase in other assets due to prepayment of income taxes, partially offset by higher accounts payable due to the aforementioned increase in inventory purchases and by higher relative collections from our customers. The cash provided by operating activities for the nine months ended August 31, 2009 was mainly the result of higher relative collections from our customers and lower inventory purchases, offset by payments to our vendors. In May 2009, our Canadian revolving accounts receivable securitization program was refinanced with a secured revolving credit arrangement. As a result, the related accounts receivable was brought on-balance sheet as compared to off-balance sheet under the prior arrangement. At the time of refinancing, $53.1 million of accounts receivable was recorded on-balance sheet.

Net cash used in investing activities was $15.1 million in the nine months ended August 31, 2010, which includes cash used for the acquisition of Jack of All Games, an increase in held-to-maturity term deposits, which comprise our term deposits with maturities from the date of purchase greater than three months and less than one year, an increase in restricted cash which relates to lockbox collections under our borrowing arrangements and for our future payments due to our vendors relating to the long-term projects at our Mexico operation, and capital expenditures, partially offset by net cash received from the sales of HiChina Web Solutions of $33.1 million (including the $5.8 million holdback amount collected during the three months ended August 31, 2010) and the BDG division of SYNNEX Canada of $3.2 million. Net cash used in investing activities was $63.6 million in the nine months ended August 31, 2009. Cash used in investing activities was mainly due to the increase in restricted cash. During the nine months ended August 31, 2009, cash was also used to pay additional earn-out payments relating to the acquisition of New Age Electronics and capital expenditures.

Net cash provided by financing activities was $56.0 million in the nine months ended August 31, 2010 consisting primarily of net receipts from our securitization arrangements and our revolving line of credit, proceeds from the issuance of common stock, and the excess tax benefit from share-based compensation offset by lower book overdraft. Net cash used by financing activities was $127.4 million in the nine months ended August 31, 2009 and was primarily related to net payments on our securitization arrangements, bank loans and our revolving line of credit, partially offset by proceeds from the issuance of common stock.

We had sufficient availability on our credit arrangements to support our operating activities as of August 31, 2010.

We have issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, totaling $105.9 million as of August 31, 2010 and $105.1 million as of November 30, 2009. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. The vendor guarantees are typically less than one-year arrangements, with 30-day cancellation clauses and the lender guarantees are typically for the term of the loan agreement.

Capital Resources

Our cash and cash equivalents totaled $68.1 million and $37.8 million as of August 31, 2010 and November 30, 2009, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Notes, in a private placement. However, under certain circumstances we may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of principal amount plus any accrued and unpaid interest. In addition, if certain triggering events are met, the Notes can be converted into shares of common stock at any time before their maturity. Because we currently intend to settle the Notes using cash at some future date, we maintain within our U.S. Amended and Restated Arrangement and the Amended and Restated Revolver ongoing features that allow us to utilize cash from these facilities to cash settle the Notes, if desired. (See On-Balance Sheet Arrangements below). These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Convertible Senior Notes. See Note 9.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or U.S. Arrangement, by selling up to a maximum of $350.0 million in U.S. trade accounts receivable, or U.S. Receivables. On January 23, 2009, we amended and restated the U.S. Arrangement, or the U.S. Amended and Restated Arrangement, to replace the lead bank and agent. The effective borrowing cost under the U.S. Amended and Restated Arrangement became a blend of the prevailing dealer commercial paper rates plus a program fee based on the used portion of the commitment and a facility fee payable on the commitment. The balance outstanding on the U.S. Amended and Restated Arrangement as of August 31, 2010 was $155.4 million.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a group of financial institutions. On January 23, 2009, we amended and restated the Revolver, or the Amended and Restated Revolver, to replace the lead bank and agent. The Amended and Restated Revolver’s maximum commitment was also amended from $120.0 million to $80.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $70.0 million to $150.0 million at our request in the event one or more of the existing lenders or another financial institution which becomes a lender agrees to provide the increased commitment. Interest on borrowings under the Amended and Restated Revolver is based on the financial institution’s prime rate or LIBOR plus 2.50% per annum at our option. A fee of 0.50% per annum is payable with respect to the unused portion of the commitment. The Amended and Restated Revolver is secured by our inventory and other assets and expires on February 11, 2011. Among other changes, the Revolver was further amended such that it would be a default under the Amended and Restated Revolver if the maturity date of the U.S. Amended and Restated Arrangement were not extended. In addition, it would be also an event of default under the Amended and Restated Revolver if (1) a lender under the U.S. Amended and Restated Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the U.S. Amended and Restated Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the U.S. Amended and Restated Arrangement or (2) at least 20 days prior to the maturity date of the U.S. Amended and Restated Arrangement we do not have in place a binding commitment to renew or replace the U.S. Amended and Restated Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of August 31, 2010 and November 30, 2009, respectively.

SYNNEX Canada Limited, or SYNNEX Canada, replaced the Canadian revolving line of credit arrangement, or Canadian Arrangement, of C$30.0 million and replaced the accounts receivable securitization program of C$110.0 million with a secured revolving credit arrangement, or the Canadian Revolving Arrangement in May 2009, having a maximum commitment of C$125.0 million. The Canadian Revolving Arrangement provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of August 31, 2010, there were outstanding standby letters of credit totaling $3.2 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lenders under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is (i) 2.5% for a Base Rate Loan in Canadian Dollars, (ii) 3.25% for a Base Rate Loan in U.S. Dollars, and (iii) 1% for a BA (Banker’s Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balance outstanding under our Canadian Revolving Arrangement as of August 31, 2010 and November 30, 2009 was $30.0 million and $29.1 million, respectively.

SYNNEX Canada has a credit facility with a financial institution in Canada to allow us to issue documentary letters of credit. In February 2010, as a result of the sale of the BDG division, the limit on this facility was reduced from C$30.0 million to C$0.4 million with validity up to 180 days. The letters of credit are issued to secure purchases of inventory from manufacturers and to finance import activities. This facility has an overdraft limit up to a maximum amount of C$2.0 million available in Canadian and U.S. dollars for a maximum of two business days to repay draws under letters of credit or letters of guarantee. SYNNEX Canada has granted a lien, in favor of the financial institution in Canada, on the inventory financed under this credit facility, all accounts receivable from the sale of such inventory, all proceeds of sale of such inventory and collection of such accounts receivable and up to C$1.0 million cash on deposit equal to 100% of the outstanding letters of credit with the financial institution in Canada. In connection with this credit facility, we issued a guarantee of SYNNEX Canada’s obligations in favor of the financial institution in Canada, which was reduced to C$7.0 million from C$20.0 million. Letters of credit issued against this facility were $0.9 million as of November 30, 2009. There were no letters of credit issued as of August 31, 2010.

We have a term loan mortgage facility with a financial institution in Canada with a balance of $9.5 million and $10.0 million as of August 31, 2010 and November 30, 2009, respectively. The term loan expires in 2017. As of November 30, 2009, we had other short-term borrowings with a financial institution of $2.0 million.

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

As of August 31, 2010, we were in compliance with all material covenants for the above arrangements.

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

In the first quarter of fiscal year 2010, we adopted new standards effective December 1, 2009, that changed the accounting for the Notes. Under the previous standards the Notes were recognized entirely as a liability at historical value. In accordance with the provisions of the new standards, we retrospectively recognized both a liability and an equity component of the Notes in a manner that reflects our non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature was determined to be $120.3 million. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23.4 million and was retroactively recorded as a debt discount and will be amortized to interest expense and finance charges over the five year period to the first put date, utilizing the effective interest rate method. The corresponding offset was recorded to “Additional paid-in capital” and was adjusted for deferred taxes of $9.2 million. Underlying debt issuance costs of $3.6 million associated with the Notes were allocated between the liability and equity components of the debt in accordance with the provisions of the new standard.

As of August 31, 2010, the remaining amortization period is approximately 32 months assuming the redemption of the debentures at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.6 million and $4.9 million during the three and nine months ended August 31, 2010, respectively, and $1.7 million and $5.0 million during the three and nine months ended August 31, 2009, respectively. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $1.1 million and $3.3 million during the three and nine months ended August 31, 2010, respectively, and $1.0 million and $3.0 million during the three and nine months ended August 31, 2009, respectively. As of August 31, 2010 and November 30, 2009, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22.8 million. As of August 31, 2010, the if-converted value of the Notes did not exceed the principal balance.

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

Related Party Transactions

We have a business relationship with MiTAC International Corporation, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of August 31, 2010, MiTAC International and its affiliates beneficially owned approximately 30% of our common stock. In addition, Matthew Miau, the Chairman Emeritus of our Board of Directors, is also the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

We work closely with MiTAC International on OEM outsourcing and jointly market MiTAC International’s design and electronic manufacturing services and our contract assembly capabilities. This relationship has enabled us to build relationships with MiTAC International’s customers and we continue to work with and depend on MiTAC International to jointly serve our shared customers. We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling approximately $39.6 million and $154.5 million in the three and nine months ended August 31, 2010, respectively, and $69.0 million and $247.2 million in the three and nine months ended August 31, 2009, respectively. Our sales to MiTAC International and its affiliates totaled approximately $0.4 million and $1.6 million in the three and nine months ended August 31, 2010, respectively, and $0.6 million and $2.2 million in the three and nine months ended August 31, 2009, respectively. Most of these purchases and sales were pursuant to our Master Supply Agreement with MiTAC International and Sun Microsystems, one of our contract assembly customers. In fiscal year 2010, Oracle Corporation acquired Sun Microsystems and all of our contract assembly services to Oracle Corporation are covered by this Master Supply Agreement. Our business relationship to date with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

On July 31, 2010, we sold to MiTAC International certain assets related to our contract assembly business. The transaction included the sale of inventory and customer contracts, primarily related to customers then being jointly served by MiTAC International and us. The value of the inventory sold was $66.3 million. As part of this transaction, we will provide MiTAC International certain transition services for the business for a fee of $0.3 million per month over the next twelve months. In addition, during the three and nine months ended August 31, 2010, we also received $0.2 million in reimbursements for facilities and overhead costs incurred. The sale agreement also includes earn-out and profit sharing provisions, which are based on near-term operating performance metrics for the defined customers included in this transaction.

We negotiated manufacturing, pricing and other material terms on a case-by-case basis with MiTAC International and our contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, we believe that the significant terms under these agreements, including pricing, would not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by our Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors. As MiTAC International’s ownership interest in us decreases as a result of sales of our stock and additional dilution, its interest in the success of our business and operations may decrease as well.

Beneficial Ownership of our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 30% of our common stock as of August 31, 2010. These shares are owned by the following entities:

August 31, 2010
(shares in thousands)
MiTAC International (1)	6,178
Synnex Technology International Corp. (2)	4,427

Total	10,605

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 842 thousand shares (of which 445 thousand shares are directly held and 397 thousand shares are subject to exercisable options) held by Matthew Miau.

(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a minority interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a minority interest of 14.6% in Synnex Technology International. Neither MiTAC International nor Mr. Miau is affiliated with any person(s), entity or entities that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it to do so in the future.

During fiscal year 2007, we purchased shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Mr. Robert T. Huang, our founder and former Chairman. During fiscal year 2008, we purchased additional shares of MiTAC International related to Mr. Huang’s deferred compensation plan. As of August 31, 2010, the value of the investment was $0.8 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

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

On August 31, 2010, we sold our controlling interest in NDS for $3.1 million to SB Pacific Corporation Limited, a newly formed company led by our founder and former Chairman, Mr. Robert T. Huang. Concurrently, we invested in a 33.3% non-controlling interest in SB Pacific Corporation Limited. A gain of $0.5 million was recorded on the sale of NDS in Other income (expense) during the three and nine months ended August 31, 2010.

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

The following financial statement line items for the three and nine months ended August 31, 2009 and as of November 30, 2009, were impacted as a result of applying the new standard retrospectively:

	Three months ended August 31, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
	(in thousands)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(3,194)	$(4,220)	$1,026
Income from continuing operations before income taxes and non-controlling interest	35,734	34,708	(1,026)
Provision for income taxes	(13,612)	(13,200)	412
Income from continuing operations before non-controlling interest, net of tax	22,122	21,508	(614)
Net income attributable to SYNNEX Corporation	23,079	22,465	(614)

Earnings per share attributable to SYNNEX Corporation:

Net income per common share - basic	$0.70	$0.68	$(0.02)

Net income per common share - diluted	$0.67	$0.65	$(0.02)

	Nine months ended August 31, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
	(in thousands)
Consolidated Statement of Operations:
Interest expense and finance charges, net	$(10,488)	$(13,497)	$3,009
Income from continuing operations before income taxes and non-controlling interest	93,249	90,240	(3,009)
Provision for income taxes	(34,676)	(33,466)	1,210
Income from continuing operations before non-controlling interest, net of tax	58,573	56,774	(1,799)
Net income attributable to SYNNEX Corporation	61,788	59,989	(1,799)

Earnings per share attributable to SYNNEX Corporation:

Net income per common share - basic	$1.90	$1.85	$(0.05)

Net income per common share - diluted	$1.83	$1.78	$(0.05)

	As of November 30, 2009
	As previously reported	As adjusted	Effect of Change increase / (decrease)
	(in thousands)
Consolidated Balance Sheet
Other current assets	$26,522	$26,144	$(378)
Convertible debt	143,750	126,785	(16,965)
Deferred tax liabilities	1,442	8,077	6,635
Additional paid-in capital	236,213	249,892	13,679
Retained earnings	554,972	551,245	(3,727)

The following financial statement line items for the three and nine months ended August 31, 2010 and as of August 31, 2010, were impacted as a result of applying the new standard:

	Three months ended August 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
Consolidated Statement of Operations:	(in thousands)
Income from continuing operations before income taxes and non-controlling interest	$47,269	$48,381	$(1,112)
Net income attributable to SYNNEX Corporation	30,914	31,580	(666)

Earnings per share attributable to SYNNEX Corporation:

Net income per common share - basic	$0.88	$0.90	$(0.02)

Net income per common share - diluted	$0.86	$0.88	$(0.02)

	Nine months ended August 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of adoption - increase / (decrease) on current period
Consolidated Statement of Operations:	(in thousands)
Income from continuing operations before income taxes and non-controlling interest	$123,181	$126,443	$(3,262)
Net income attributable to SYNNEX Corporation	90,417	92,370	(1,953)

Earnings per share attributable to SYNNEX Corporation:

Net income per common share - basic	$2.62	$2.67	$(0.05)

Net income per common share - diluted	$2.54	$2.59	$(0.05)

	As of August 31, 2010
	Amount as currently reported	Amount as would have been reported prior to adoption of new standard	Effect of Change increase / (decrease)
Consolidated Balance Sheet:	(in thousands)
Other current assets	$62,478	$62,769	$(291)
Convertible debt	130,133	143,750	(13,617)
Deferred tax liabilities	5,446	120	5,326
Additional paid-in capital	278,230	264,551	13,679
Retained earnings	641,662	647,342	(5,680)

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

In November 2008, the FASB clarified guidance that the initial carrying value of an equity method investment should be determined in accordance with ASC 805, “Business Combinations.” Other-than-temporary impairment of an equity method investment should be recognized in accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” or ASC 323. ASC 323 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and was adopted by us in the first quarter of fiscal year 2010. We account for our equity method investment in accordance with ASC 323.

In November 2008, the FASB ratified the standard that applies to defensive assets that are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. This standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures.” This standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010. Intangible assets acquired in fiscal year 2010 and later will be accounted for in accordance with this standard. The ratification of this standard did not have a material impact on our consolidated results of operations and financial condition. We do not hold any defensive assets as of August 31, 2010.

In November 2008, the FASB ratified the standard that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. This standard is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and was adopted by us in the first quarter of fiscal year 2010. We did not have any such financial instruments as of August 31, 2010.

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

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine month periods ended August 31, 2010 from our Annual Report on Form 10-K for the year ended November 30, 2009. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT and CE spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix and useful life of the products we distribute;

•	market acceptance, quality, pricing and availability of our services;

•	competitive conditions in our industry that impact our margins;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of OEM supplier inventory protections, such as price protection and return rights; and

•	the impact of the business acquisitions and dispositions we make.

Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.

Our operating results also are affected by the seasonality of the IT and CE products and services industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. These patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. The results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.

We depend on a small number of OEMs to supply the IT and CE products that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of Hewlett-Packard Company, or HP, products and services represented approximately 37% of our total revenue in both the three and nine months ended August 31, 2010 and 35% in both the three and nine months ended August 31, 2009, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. For example, our agreement with HP will expire on May 31, 2011. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its distribution agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, rebates and marketing programs available to us. From time to time we may conduct business with a supplier without a formal agreement because the agreement has expired or otherwise. In such case, we are subject to additional risk with respect to products, warranties and returns, and other terms and conditions. If we are unable to pass the impact of these changes through to our reseller and retail customers, our business, financial position and operating results could be adversely affected.

Our gross margins are low, which magnifies the impact of variations in revenue, operating costs and bad debt on our operating results.

As a result of significant price competition in the IT and CE products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT and CE products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs and bad debt on our operating results. A portion of our operating expenses is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our reseller, retail and contract assembly services customers, which could decrease revenue and adversely affect our operating results.

We sell to our reseller, retail and contract assembly services customers on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our reseller, retail and contract assembly services customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller, retail and contract assembly services customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which may harm our business, financial position and operating results.

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

The IT and CE products industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Most of our OEM suppliers offer limited protection from the loss in value of inventory. For example, we can receive a credit from many OEM suppliers for products held in inventory in the event of a supplier price reduction. In addition, we have a limited right to return a certain percentage of purchases to most OEM suppliers. These policies are often subject to time restrictions and do not protect us in all cases from declines in inventory value. In addition, our OEM suppliers may become unable or unwilling to fulfill their protection obligations to us. The decrease or elimination of price protection or the inability of our OEM suppliers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our OEM suppliers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, either of which may harm our business, financial position and operating results.

We depend on OEM suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to timely fulfill orders, which in turn could harm our business, financial position and operating results.

Our ability to obtain particular products in the required quantities and to fulfill reseller and retail customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers, retailers or end-users. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our reseller and retail customer orders on a timely basis, our business, financial position and operating results may be adversely affected.

The market for our video game titles and video game hardware is characterized by short product life cycles. Increased competition for limited shelf space, decreased promotional support from resellers or retailers or increased popularity of downloadable or online games could adversely impact our revenue.

The market for video games is characterized by short product life cycles and frequent introductions of new products. The life cycle of a video game generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales and may result in product obsolescence. Therefore, the markets in which we compete frequently introduce new products. As a result, competition is intense for resellers’ and retailers’ limited shelf space and promotions. If our vendors’ new products are not introduced in a timely manner or do not achieve significant market acceptance, we may not generate sufficient sales or profitability. Further, if we are unable to successfully compete for resellers’ or retailers’ space and promotional resources, this could negatively impact market acceptance of our products and negatively impact our business and operating results.

In addition to competing with video game manufacturers, we compete with downloadable and online gaming providers and used video game resellers. The popularity of downloadable and online games has increased and continued increases in downloadable and online gaming may result in a reduced level of over the counter retail video games sales. In addition, certain of our video game reseller and retail customers sell used video games that are generally priced lower than new video games, which could result in an increase in pricing pressure. If such customers increase their mix of sales of used video games relative to new video games, it could negatively impact our sales of new video games.

Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of August 31, 2010, we had 887 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	effect of tax rate on accounting for acquisitions and dispositions;

•	resolution of issues arising from tax audit or examinations and any related interest or penalties; and

•	uncertainty in obtaining tax holiday extensions, and expiration or loss of tax holidays in various jurisdictions.

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

We have in the past pursued and in the future expect to pursue acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT and CE products and services industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:

•	difficulty in successfully integrating acquired operations, IT systems, customers, and OEM supplier relationships, products, services and businesses with our operations;

•	loss of key employees of acquired operations or inability to hire key employees necessary for our expansion;

•	diversion of our capital and management attention away from other business issues;

•	increase in our expenses and working capital requirements;

•	in the case of acquisitions that we may make outside of the United States, difficulty in operating in foreign countries and over significant geographical distances; and

•	other financial risks, such as potential liabilities of the businesses we acquire.

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

Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. If cash from available sources is insufficient, proceeds from our accounts receivable securitization and revolving credit programs are limited or cash is used for unanticipated needs, we may require additional capital sooner than anticipated. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in any securitization or credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of securitization or debt financing could significantly increase in the future, making it cost prohibitive to securitize our accounts receivable or borrow, which could force us to issue new equity securities. If we issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

The terms of our debt arrangements impose significant restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.

As of August 31, 2010, we had approximately $325.0 million in outstanding short and long-term borrowings under term loans, convertible debt and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make certain other restricted payments;

•	consummate certain asset sales or acquisitions;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios and satisfy certain financial condition tests, including a minimum net worth and a fixed charge coverage ratio as outlined in our senior secured revolving line of credit arrangement. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, the termination of the facility, the increase in our effective cost of funds or the cross-default of other credit and securitization arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

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

We have significant credit exposure to our reseller and retail customers, and negative trends in their businesses could cause us significant credit loss and negatively impact our cash flow and liquidity position.

We extend credit to our reseller and retail customers for a significant portion of our sales to them. Resellers and retailers have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our reseller and retail customers will not pay for the products they purchase. In addition, our Mexico operations primarily focus on various long-term projects with government and other local agencies, which involve extended payment terms and could expose us to additional collection risks. Our credit exposure risk may increase due to liquidity or solvency issues experienced by our resellers and retailers as a result of an economic downturn or a decrease in IT or CE spending by end-users. If we are unable to collect payment for products we ship to our reseller and retail customers or if our reseller and retail customers are unable to timely pay for the products we ship to them, it will be more difficult or costly to utilize accounts receivable-based financing, which could negatively impact our cash flow and liquidity position.

We may suffer adverse consequences from changing interest rates.

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. As of August 31, 2010, we had approximately $185.4 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

We experienced theft of product from our warehouses, water damage to our properties and other casualty events and future re-occurrence of similar events could harm our operating results.

From time to time we have experienced incidents of theft at various facilities, water damages to our properties and other casualty events. These types of incidents may make it more difficult or expensive for us to obtain insurance coverage in the future. Also, the same or similar incidents may occur in the future for which we may not have sufficient insurance coverage or policy limits to be fully compensated for the loss, which may have an adverse effect on our business and financial results. For example, in fiscal year 2010, we experienced a loss of product as a result of a train derailment.

We are dependent on a variety of IT and telecommunications systems, and any failure of these systems could adversely impact our business and operating results.

We depend on IT and telecommunications systems for our operations. These systems support a variety of functions including inventory management, order processing, shipping, shipment tracking, billing, and contact center support.

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be affected if our reseller and retail customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller and retail customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller and retail customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller and retail customers from accessing information. Our contact call center is dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

We rely on independent shipping companies for delivery of products, and price increases or service interruptions from these carriers could adversely affect our business and operating results.

We rely almost entirely on arrangements with independent shipping companies, such as FedEx and UPS, for the delivery of our products from OEM suppliers and delivery of products to reseller and retail customers. Freight and shipping charges can have a significant impact on our gross margin. As a result, an increase in freight surcharges due to rising fuel cost or general price increases will have an immediate adverse effect on our margins, unless we are able to pass the increased charges to our reseller and retail customers or renegotiate terms with our OEM suppliers. In addition, in the past, UPS has experienced work stoppages due to labor negotiations with management. An increase in freight or shipping charges, the termination of our arrangements with one or more of these independent shipping companies, the failure or inability of one or more of these independent shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business and operating results.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

In both the three and nine months ended August 31, 2010, approximately 17% of our total revenue was generated outside the United States. In the three and nine months ended August 31, 2009, approximately 17% and 18%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT and CE industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We operate in the highly competitive IT and CE industries. We are dependent in large part on our ability to retain the services of our key senior executives and other technical and industry experts and personnel. Except for Kevin Murai, our President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in Fremont, California, Greenville, South Carolina, Ontario, Canada, Beijing and Chengdu, China and Manila, Cagayan De Oro and Davao, Philippines. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

Global health, economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price, which in turn, may require us to record an impairment in the carrying value of our goodwill in accordance with Accounting Standards Codification, or ASC 350, “Intangibles—Goodwill and Other.” More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our customers to accurately plan future business activities. While general economic conditions have recently begun to improve, there is no assurance that this trend will continue or at what rate.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Canada, China, Japan, Mexico, the Philippines and the United Kingdom. For both the three and nine months ended August 31, 2010, approximately 17% of our total revenue was generated outside the United States. For the three and nine months ended August 31, 2009, approximately 17% and 18%, respectively, of our total revenue was generated outside the United States. For the three and nine months ended August 31, 2010, approximately 15% and 16%, respectively, of our total revenue was generated in Canada. For the three and nine months ended August 31, 2009, approximately 15% and 16%, of our total revenue was generated in Canada. No country other than the U.S. and Canada accounted for more than 10% of our total revenue. Our international operations are subject to risks, including:

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

Risks Related to Our Relationship with MiTAC International Corporation

As of August 31, 2010, our executive officers, directors and principal stockholders owned approximately 32% of our common stock and this concentration of ownership could allow them to control all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of August 31, 2010, our executive officers, directors and principal stockholders owned approximately 32% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 30% of our common stock.

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

Our relationship with Oracle Corporation, as successor to Sun Microsystems, and some of our other customers evolved from relationships that were initiated by MiTAC International. On July 31, 2010, we sold certain assets related to our contract assembly business to MiTAC International. The transaction included the sale of inventory and customer contracts, primarily related to customers then being jointly served by MiTAC International and us. Also, as part of the transaction, we agreed to provide MiTAC International with certain transition services for the business on a fee basis over the next several quarters. After the completion of the transition services, we will no longer be jointly serving any current customers with MiTAC International and we will be competing with MiTAC International for future contract assembly services customers. As a result, we may lose manufacturing and supply services and key relationships with MiTAC International, which may lead to increased costs to replace the lost services and the loss of potential new customers.

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

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of August 31, 2010, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.6% of Synnex Technology International and approximately 8.0% of MiTAC International. As of August 31, 2010, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.3% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 14.0% of MiTAC Incorporated as of August 31, 2010. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.4% of our outstanding common stock as of August 31, 2010. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

Risks Related to Our Industry

Volatility in the IT and CE industries could have a material adverse effect on our business and operating results.

The IT and CE industries in which we operate have experienced decreases in demand. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity may impact our revenue, as well the salability of inventory and collection of reseller and retail customer accounts receivable.

While in the past, we may have benefited from consolidation in our industry resulting from delays or reductions in IT or CE spending in particular, and economic weakness in general, any such volatility in the IT and CE industries could have an adverse effect on our business and operating results.

Our business may be adversely affected by some OEM suppliers’ strategies to increase their direct sales, which in turn could cause our business and operating results to suffer.

Consolidation of OEM suppliers has resulted in fewer sources for some of the products and services that we distribute. This consolidation has also resulted in larger OEM suppliers that have significant operating and financial resources. Some OEM suppliers, including some of the leading OEM suppliers that we service, have been selling products and services directly to reseller and retail customers and end-users, thereby limiting our business opportunities. If large OEM suppliers increasingly sell directly to end-users or our resellers and retailers, rather than use us as the distributor of their products and services, our business and operating results will suffer.

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

The IT and CE industries are subject to rapidly changing technologies and process developments, and we may not be able to adequately adjust our business to these changes, which in turn would harm our business and operating results.

Dynamic changes in the IT and CE industries, including the consolidation of OEM suppliers and reductions in the number of authorized distributors used by OEM suppliers, have resulted in new and increased responsibilities for management personnel and have placed, and continue to place, a significant strain upon our management, operating and financial systems and other resources. We may be unable to successfully respond to and manage our business in light of industry developments and trends. Also crucial to our success in managing our operations will be our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale or to respond to changes in the IT and CE industries could adversely affect our business and operating results.

We are subject to intense competition in the IT and CE industries, both in the United States and internationally, and if we fail to compete successfully, we will be unable to gain or retain market share.

We operate in a highly competitive environment, both in the United States and internationally. The IT and CE product and service distribution, BPO and contract assembly services industries are characterized by intense competition, based primarily on product and service availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product and service lines, pre-sale and post-sale technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT and CE product and service distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International and its affiliates.

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

We may initiate other business activities, including the broadening of our supply chain capabilities, and may face competition from companies with more experience in those new areas. In addition, as we enter new areas of business, we may also encounter increased competition from current competitors or from new competitors, including some who may once have been our OEM suppliers or reseller and retail customers. Increased competition and negative reaction from our OEM suppliers or reseller and retail customers resulting from our expansion into new business areas may harm our business and operating results.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, Sarbanes-Oxley Act of 2002, Securities and Exchange Commission, or SEC, regulations and New York Stock Exchange, or NYSE, rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent registered public accounting firm’s attestation of the effectiveness of internal control over financial reporting have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

We prepare our financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Date: October 8, 2010

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