Form 10-Q
period 2011-02-28
SYNNEX CORP
filed 2011-04-08
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2011
Common Stock, $0.001 par value	36,345,563

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	February 28, 2011	November 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$101,171	$88,038
Short-term investments	13,427	11,419
Accounts receivable, net	1,029,355	986,917
Receivable from vendors, net	139,254	132,409
Receivable from affiliates	1,199	5,080
Inventories	963,818	912,237
Current deferred tax assets	31,138	33,063
Other current assets	71,840	40,030

Total current assets	2,351,202	2,209,193
Property and equipment, net	110,817	91,995
Goodwill	167,210	139,580
Intangible assets, net	45,695	28,271
Deferred tax assets	2,209	605
Other assets	40,962	30,217

Total assets	$2,718,095	$2,499,861

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$303,502	$245,973
Accounts payable	923,140	896,401
Payable to affiliates	2,808	3,195
Accrued liabilities	164,710	166,861
Income taxes payable	2,346	1,578

Total current liabilities	1,396,506	1,314,008
Long-term borrowings	84,408	9,044
Long-term liabilities	56,096	49,431
Convertible debt	132,476	131,289
Deferred tax liabilities	3,246	3,262

Total liabilities	1,672,732	1,507,034

Commitments and contingencies (Note 15)

SYNNEX Corporation’s stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized, 35,645 and 35,570 shares issued and outstanding	36	36
Additional paid-in capital	288,339	285,406
Accumulated other comprehensive income	38,979	28,035
Retained earnings	708,914	679,193

Total SYNNEX Corporation stockholders’ equity	1,036,268	992,670
Noncontrolling interest	9,095	157

Total equity	1,045,363	992,827

Total liabilities and equity	$2,718,095	$2,499,861

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2011	February 28, 2010
Revenue	$2,500,934	$1,936,038
Cost of revenue	(2,357,138)	(1,826,877)

Gross profit	143,796	109,161
Selling, general and administrative expenses	(92,214)	(70,208)
Acquisition and integration expenses	(729)	-

Income from continuing operations before non-operating items, income taxes and noncontrolling interest	50,853	38,953
Interest expense and finance charges, net	(6,169)	(3,809)
Other income, net	965	1,163

Income from continuing operations before income taxes and noncontrolling interest	45,649	36,307
Provision for income taxes	(15,978)	(13,067)

Income from continuing operations before noncontrolling interest, net of tax	29,671	23,240
Income from discontinued operations, net of tax	-	75
Gain on sale of discontinued operations, net of tax	-	11,351

Net income	29,671	34,666
Net (income) loss attributable to noncontrolling interest	50	(7)

Net income attributable to SYNNEX Corporation	$29,721	$34,659

Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$29,721	$23,249
Discontinued operations:
Income from discontinued operations, net of tax	-	59
Gain on sale of discontinued operations, net of tax	-	11,351

Net income attributable to SYNNEX Corporation	$29,721	$34,659

Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$0.83	$0.69
Discontinued operations	-	0.33

Net income per common share - basic	$0.83	$1.02

Diluted:
Income from continuing operations	$0.80	$0.66
Discontinued operations	-	0.32

Net income per common share - diluted	$0.80	$0.98

Weighted-average common shares outstanding - basic	35,600	33,880

Weighted-average common shares outstanding - diluted	36,963	35,255

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2011	February 28, 2010
Cash flows from operating activities:
Net income	$29,671	$34,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,979	2,709
Amortization of intangible assets	2,049	1,234
Accretion of convertible notes discount	1,187	1,097
Share-based compensation	1,941	1,923
Provision for doubtful accounts	2,275	2,475
Tax benefits from employee stock plans	1,737	3,105
Excess tax benefit from share-based compensation	(943)	(2,640)
Realized and unrealized gain on investments	(641)	(252)
Gain on disposal of assets and businesses	-	(12,137)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	155,442	47,074
Receivables from vendors	2,509	(3,807)
Receivables from affiliates	3,928	4,232
Inventories	43,792	(26,840)
Other assets	(13,062)	(28,619)
Payable to affiliates	12	(6,187)
Accounts payable	(161,189)	(56,449)
Accrued liabilities	(5,751)	(206)
Deferred liabilities	(7,513)	16,479

Net cash provided by (used in) operating activities	59,423	(22,143)

Cash flows from investing activities:
Purchase of trading investments	(643)	(1,552)
Proceeds from sale of trading investments	496	2,188
Investment in held-to-maturity term deposits	-	(2,929)
Proceeds from redemption of held-to-maturity term deposits	-	2,812
Acquisition of businesses, net of cash acquired	(42,834)	(37,248)
Purchase of property and equipment	(8,629)	(2,399)
Proceeds from sale of businesses	-	30,390
Loans and deposits to third parties, net	(2,430)	(5,012)
Increase in restricted cash	(14,759)	(10,816)
Investment in equity-method investee	(3,682)	-

Net cash used in investing activities	(72,481)	(24,566)

Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	1,162,839	885,970
Payment of revolving lines of credit and securitization	(1,123,823)	(860,081)
Proceeds from long-term credit facility and term loans	85,023	-
Payment of long-term bank loans and other borrowings	(116,143)	(144)
Excess tax benefit from share-based compensation	943	2,640
Book overdraft	12,837	(6,088)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	(742)	3,228
Capital contribution by noncontrolling interest	6,484	-

Net cash provided by financing activities	27,418	25,525

Effect of exchange rate changes on cash and cash equivalents	(1,227)	(168)

Net increase (decrease) in cash and cash equivalents	13,133	(21,352)
Cash and cash equivalents at beginning of period	88,038	59,406

Cash and cash equivalents at end of period	$101,171	$38,054

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2011	February 28, 2010
Net income	$29,671	$34,666
Other comprehensive income:
Unrealized gain on available-for-sale securities	72	9
Foreign currency translation adjustment	10,872	507

Total other comprehensive income:	10,944	516

Comprehensive income:	40,615	35,182
Comprehensive loss attributable to noncontrolling interest	50	74

Comprehensive income attributable to SYNNEX Corporation	$40,665	$35,256

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2011 and 2010

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

The accompanying interim unaudited consolidated financial statements as of February 28, 2011 and for the three-month periods ended February 28, 2011 and 2010 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2010 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended November 30, 2011, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010. There have been no material changes to these accounting policies, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Restricted cash

As of February 28, 2011 and November 30, 2010, the Company had restricted cash in the amounts of $32,572 and $17,472, respectively. The primary portion of the restricted cash balance relates to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, amounts held to cover outstanding letters of credit and miscellaneous deposits. The remaining amount of the restricted cash relates to future payments to contractors for the long-term projects at the Company’s Mexico operation. The Company receives the payments from the Mexican government for the equipment and services on a monthly basis. A portion of the payments to the contractors are withheld per the agreement and will be paid upon completion of the projects.

The following table summarizes the restricted cash balances as of February 28, 2011 and November 30, 2010 and the location where these amounts are recorded on the Consolidated Balance Sheet.

	As of
	February 28, 2011	November 30, 2010
Related to borrowing arrangements and others:
Other current assets	$30,371	$11,865

Related to long-term projects:
Other current assets	-	3,153
Other assets	2,201	2,454

Total restricted cash	$32,572	$17,472

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2011, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through February 28, 2011, such losses have been within management’s expectations.

In the three months ended February 28, 2011, no customer accounted for more than 10% of the Company’s total revenue. In the three months ended February 28, 2010, one customer accounted for approximately 11% of the Company’s total revenue. As of February 28, 2011, no customer accounted for more than 10% of the Company’s total accounts receivable balance. As of November 30, 2010, one customer accounted for approximately 16% of the total consolidated accounts receivable balance. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 33% and 37% of the total revenue for the three months ended February 28, 2011 and 2010, respectively.

Revenue recognition

The Company generally recognizes revenue on hardware and software products when they are shipped and on services when they are performed, if a purchase order exists, the sale price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. the Company’s warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. The Company recognizes revenue on certain service contracts, post-contract software support services, and extended warranty contracts, where it is not the primary obligor, on a net basis.

The Company’s Mexico operation primarily focuses on projects with the Mexican government and other local agencies that are long-term in nature. Under the agreements, the Company sells computers and equipment to contractors who provide services to the Mexican government. The payments are due on a monthly basis and contingent upon the contractors performing certain services, fulfillment of certain obligations and meeting certain conditions. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract, which coincides with payments no longer being contingent.

The Company provides services to its customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service it offers. These agreements are usually short-term in nature and subject to early termination by the customers or the Company for any reason, typically with 30 to 90 days notice. Typically the contracts are time-based or transactions based. Revenue is generally recognized over the term of the contract if the service has already been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.

Net income per common share

Net income per common share-basic is computed by dividing the net income attributable to SYNNEX Corporation for the period by the basic weighted-average number of outstanding common shares.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Net income per common share-diluted is computed by adding the dilutive effect of in-the-money employee stock options, non-vested restricted stock awards, restricted stock units and similar equity instruments granted by the Company to the basic weighted-average number of outstanding common shares. The Company uses the treasury stock method, under which, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in “Additional paid-in capital” when the award becomes deductible are assumed to be used to repurchase shares.

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

During the fiscal year 2011, the Company adopted the following accounting standards:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was adopted by the Company beginning December 1, 2010 without material impact to its consolidated financial statements.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was applicable to the Company beginning December 1, 2010 and did not have a material impact on its consolidated financial statements.

NOTE 3—SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan during the three months ended February 28, 2011 and 2010 and the grant-date fair value of the awards:

	Three Months Ended		Three Months Ended
	February 28, 2011		February 28, 2010
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Restricted stock awards	5	$167	8	$249

During the three months ended February 28, 2011 and 2010, the Company did not award any stock options awards. The Company recorded share-based compensation expense of $1,941 and $1,923 for the three months ended February 28, 2011 and 2010, respectively.

NOTE 4—BALANCE SHEET COMPONENTS:

	As of
	February 28, 2011	November 30, 2010
Short-term investments
Trading securities	$9,056	$7,909
Available-for-sale securities	1,048	102
Held-to-maturity securities	910	910
Cost-method securities	2,413	2,498

	$13,427	$11,419

Accounts receivable, net
Trade accounts receivable	$1,081,420	$1,039,850
Less: Allowance for doubtful acccounts	(21,278)	(20,408)
Less: Allowance for sales returns	(30,787)	(32,525)

	$1,029,355	$986,917

Receivable from vendors, net
Receivables from vendors	$144,348	$137,887
Less: Allowance for doubtful acccounts	(5,094)	(5,478)

	$139,254	$132,409

Inventories
Components	$4,797	$6,134
Finished goods	959,021	906,103

	$963,818	$912,237

Property and equipment, net
Land	$16,459	$14,246
Equipment and computers	75,217	61,842
Furniture and fixtures	10,891	9,746
Buildings, leasehold improvements	91,196	81,119
Construction in progress	695	151

Total property and equipment, gross	194,458	167,104
Less: Accumulated depreciation	(83,641)	(75,109)

	$110,817	$91,995

During the three months ended February 28, 2011, the Company entered into a capital lease agreement with the option to purchase at the end of the two-year lease period, a distribution and warehouse facility in the United States. The capital lease asset recorded was $8,342 and the long-term capital lease obligation as of February 28, 2011 was $7,124. In addition, as of February 28, 2011, the Company had long-term capital lease obligations of $1,226 pertaining to its acquisition of SYNNEX Infotec Corporation (“Infotec Japan”).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Goodwill

	Distribution	GBS	Total
Balance as of November 30, 2010	$89,031	$50,549	$139,580
Changes during the period	15,584	8,590	24,174
Foreign currency translation	2,890	566	3,456

Balance as of February 28, 2011	$107,505	$59,705	$167,210

During the three months ended February 28, 2011, goodwill recorded in the distribution segment primarily relates to the acquisition of Infotec Japan. In the global business services (“GBS”) segment, the increase in goodwill is due to the acquisition of certain businesses of e4e, Inc.

Intangible assets, net

	As of February 28, 2011			As of November 30, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$36,815	$(25,950)	$10,865	$36,815	$(25,564)	$11,251
Customer lists	54,021	(20,052)	33,969	32,196	(18,005)	14,191
Other intangible assets	4,537	(3,676)	861	6,453	(3,624)	2,829

	$95,373	$(49,678)	$45,695	$75,464	$(47,193)	$28,271

Amortization expense for the three months ended February 28, 2011 and 2010 were $2,049 and $1,234, respectively. The increase in intangible assets as of February 28, 2011 compared to November 30, 2010 is due to the acquisition of Infotec Japan within the distribution segment and the acquisition of certain businesses of e4e, Inc. in the GBS segment.

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	As of February 28, 2011			As of November 30, 2010

	Cost Basis	Unrealized (Losses)/Gains	Carrying Value	Cost Basis	Unrealized (Losses)/Gains	Carrying Value
Short-term investments
Trading securities	$9,959	$(903)	$9,056	$9,324	$(1,415)	$7,909
Available-for-sale securities	970	78	1,048	55	47	102
Held-to-maturity securities	910	-	910	910	-	910
Cost-method securities	2,413	-	2,413	2,498	-	2,498

	$14,252	$(825)	$13,427	$12,787	$(1,368)	$11,419

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Cost-method securities primarily consist of investments in a hedge fund and a private equity fund under the Company’s deferred compensation plan.

Trading securities and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The following table summarizes the total realized and unrealized gains and losses recorded on the Company’s trading investments in the three months ended February 28, 2011 and 2010:

	Three Months Ended February 28,
	2011	2010
Realized and unrealized gain on trading investments	$722	$251

No other-than-temporary loss was recorded on the available-for-sale and cost-method securities during the three months ended February 28, 2011 and 2010.

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the British Pound, Canadian Dollar, Chinese Renminbi, Costa Rican Colon, Indian Rupee, Japanese Yen, Mexican Peso, and Philippine Peso. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14. The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of February 28, 2011 and November 30, 2010:

	Fair Value as of
Location	February 28, 2011	November 30, 2010
Accrued liabilities	$(1,621)	$(170)
Other current assets	24	537

	$(1,597)	$367

During the quarter ended February 28, 2011 and 2010, the Company recorded in “Other income, net” total realized and unrealized losses related to its forward contracts of $3,545 and $321, respectively.

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”). In November 2010, the Company amended and restated the U.S. Arrangement replacing the lenders and the lead agent (“Amended and Restated U.S. Arrangement”). The Company can now pledge up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”) as compared to a maximum of $350,000 under the previous agreement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding on the Amended and Restated U.S. Arrangement as of February 28, 2011 and November 30, 2010 were $198,800 and $209,100, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

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

The Company also has other financing agreements with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 15 for further information. The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 28, 2011	February 28, 2010
Net Sales Financed	$159,059	$146,007

Flooring Fees (1)	434	710

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of February 28, 2011 and November 30, 2010, accounts receivable subject to flooring agreements were $44,473 and $53,985, respectively.

Infotec Japan has arrangements with various banks for the sale of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements as of February 28, 2011 were $2,804.

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	As of February 28, 2011	As of November 30, 2010
Convertible debt	$132,476	$131,289
SYNNEX U.S. securitization	198,800	209,100
SYNNEX Canada revolving line of credit	47,279	36,240
SYNNEX Canada term loan	10,062	9,677
Infotec Japan short-term revolving credit facility	42,782	-
Infotec Japan term loan credit facility	73,341	-
Infotec Japan term loans	15,646	-

Total borrowings	520,386	386,306
Less: Current portion	(303,502)	(245,973)

Non-current portion	$216,884	$140,333

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Convertible debt

In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (“the Notes”) in a private placement. The carrying amount of the convertible debt, net of the unamortized debt discount, was $132,476 and $131,289 as of February 28, 2011 and November 30, 2010, respectively. The Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the redemption date. See Note 9. Also, the Notes contain various features which under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity.

SYNNEX U.S. securitization

The Company can pledge up to a maximum of $400,000 in U.S. trade accounts receivable under its accounts receivable securitization program. See Note 7—Accounts Receivable Arrangements. The effective borrowing costs under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment.

SYNNEX U.S. senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution. In November 2010, the Company amended and restated the revolver (the “Amended and Restated Revolver”) to remove one of the lenders and increase the maximum commitment of the remaining lender from $80,000 to $100,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company’s request, in the event the current lender consents to such increase or another lender participates in the Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or LIBOR rate, at the Company’s option. The margin on the Company’s LIBOR rate is determined in accordance with its fixed charge coverage ratio under the Revolver and is currently 2.25%. The Company’s base rate is determined based on the higher of (i) the financial institution’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) one month LIBOR plus 1.0%. An unused line fee of 0.50% per annum is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lender’s commitment, however, that fee is reduced to 0.35% if the outstanding principal amount of the Revolver is greater than half of the lender’s commitment. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires in November 2013. It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least 20 days prior to the maturity date of the Amended and Restated U.S. Arrangement the Company does not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of February 28, 2011 and November 30, 2010.

SYNNEX U.S. unsecured revolving line of credit

In February, 2011, the Company entered into a loan agreement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the loan agreement is $25,000. The loan agreement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or LIBOR rate, at the Company’s option. The margin on the Company’s LIBOR rate is 2.00%. The Company’s base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of February 28, 2011, there were no amounts outstanding under this agreement.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

SYNNEX Canada revolving line of credit

SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125,000. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of February 28, 2011, outstanding standby letters of credit totaled $3,526. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.5% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.0% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017.

Infotec Japan credit facility

Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JP¥ 10,000,000. The credit agreement is comprised of a JP¥ 6,000,000 long-term loan and a JP¥ 4,000,000 short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the TIBOR rate plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. The Company has issued a guarantee of JP¥ 7,000,000 under this credit facility.

Infotec Japan term loans

Infotec Japan has two term loans from financial institutions which includes a short-term loan of JP¥1,000,000, which expires in January 2012 and bears a fixed interest rate of 2.0% and a term loan of JP¥ 280,000, which expires in December 2012 and bears a fixed interest rate of 1.50%.

Others

As of both February 28, 2011 and November 30, 2010, the Company had outstanding letters of credit amounting to $750 under a letter of credit facility.

Future principal payments

Future principal payments as of February 28, 2011 under the above loans are as follows:

Fiscal Years Ended November 30,	As of February 28, 2011
2011	$290,650
2012	14,641
2013	74,513
2014	785
2015	827
Thereafter	6,494

$387,910

Due to the uncertainty of the timing and amount that may be settled in cash, the principal amount of $143,750 of the convertible senior notes described in Note 9 was not included in the table above.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Interest expense and finance charges

For the three months ended February 28, 2011 and 2010, the total interest expense and finance charges for accounts receivable securitization, the revolving lines of credit, the Notes and all other debt were $6,933 and $5,723, respectively, including non-cash debt accretion expense of $1,187 and $1,097, respectively, for the Notes. The variable interest rates ranged between 0.91% and 4.25% in the three months ended February 28, 2011 and between 0.90% and 3.75% in the three months ended February 28, 2010.

Covenants compliance

In relation to the Amended and Restated U.S. Arrangement, the Amended and Restated Revolver, the Infotec Japan credit facility, the Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants and restrict its ability to incur additional debt. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratio. They also limit the Company’s ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of the Notes subject to certain liquidity tests.

As of February 28, 2011, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $225,035 and $108,497 as of February 28, 2011 and November 30, 2010, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders.

NOTE 9—CONVERTIBLE DEBT:

Convertible debt	As of February 28, 2011	As of November 30, 2010
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(11,274)	(12,461)

Net carrying amount	$132,476	$131,289

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

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

In accordance with the provisions of the standards for accounting for convertible debt, the Company recognized both a liability and an equity component of the Notes in a manner that reflects its non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120,332. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23,418 and was retroactively recorded as a debt discount and will be amortized to “Interest expense and finance charges, net” over the five year period to the first put date, utilizing the effective interest method.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

As of February 28, 2011, the remaining amortization period is approximately 26 months assuming the redemption of the debentures at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,624, during both the three months ended February 28, 2011 and 2010. Based on an effective rate of 8.0%, the Company recorded non-cash interest expense of $1,187 and $1,097 during the three months ended February 28, 2011 and 2010. As of both February 28, 2011 and November 30, 2010, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22,836. As of February 28, 2011, the if-converted value of the Notes did not exceed the principal balance.

The Notes contain various features that under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity. Further, the date of settlement of the Notes is uncertain due to the various features of the Notes including put and call features. Because the Company currently intends to settle the Notes using cash at some future date, the Company maintains within its Amended and Restated U.S. Arrangement and the Amended and Restated Revolver ongoing features that allow the Company to utilize cash from these facilities to cash settle the Notes, if desired.

NOTE 10—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended
	February 28, 2011	February 28, 2010
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$29,721	$23,249
Discontinued operations:
Income from discontinued operations, net of tax	-	59
Gain on sale of discontinued operations, net of tax	-	11,351

Net income attributable to SYNNEX Corporation	$29,721	$34,659

Weighted-average common shares - basic	35,600	33,880
Effect of dilutive securities:
Stock options and restricted stock	848	1,375
Conversion spread of convertible debt	515	-

Weighted-average common shares - diluted	36,963	35,255

Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$0.83	$0.69
Discontinued operations	-	0.33

Net income per common share - basic	$0.83	$1.02

Diluted:
Income from continuing operations	$0.80	$0.66
Discontinued operations	-	0.32

Net income per common share - diluted	$0.80	$0.98

Options to purchase 24 and 33 shares of common stock for the three months ended February 28, 2011, and 2010, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of February 28, 2011, MiTAC International and its affiliates beneficially owned approximately 29% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

Until July 31, 2010, the Company worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled the Company to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to the Company’s contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly served by MiTAC International and the Company. As part of this transaction, the Company provides MiTAC International certain transition services for the business for a fee of $250 per month over a period of twelve months. During the three months ended February 28, 2011, the Company received $750 in service fees. In addition, during the three months ended February 28, 2011, the Company received $760 in reimbursements for facilities and overhead costs. The sale agreement also includes earn-out and profit sharing provisions, which are based on operating performance metrics, achieved over twelve to eighteen months from the closing date, for the defined customers included in this transaction. As of February 28, 2011, the earn-out provisions have not been met.

The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $1,387 and $ 66,386 during the three months ended February 28, 2011 and 2010, respectively. The Company’s sales to MiTAC International and its affiliates during the three months ended February 28, 2011 and 2010 totaled $286 and $668, respectively. Most of the purchases and sales in the three months ended February 28, 2010 were pursuant to the Master Supply Agreement with MiTAC International and the Company’s former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Beneficial Ownership of the Company’s Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 29% of the Company’s common stock as of February 28, 2011. These shares are owned by the following entities:

February 28, 2011
(shares in thousands)
MiTAC International (1)	6,178
Synnex Technology International Corp. (2)	4,427

Total	10,605

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 722 thousand shares (of which 325 thousand shares are directly held and 397 thousand shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.0% in Synnex Technology International. Neither MiTAC International, nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

The Company owns shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, the Company’s founder and former Chairman. As of February 28, 2011, the value of the investment was $957. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International, nor Synnex Technology International is restricted from competing with the Company.

Others

On August 31, 2010, the Company acquired a 33.3% noncontrolling interest in SB Pacific Corporation Limited (“SB Pacific”) a newly formed company, led by the Company’s founder and former Chairman, Robert Huang. The Company is not the primary beneficiary in SB Pacific. The Company’s investment in SB Pacific was accounted for as an equity-method investment and was included in “Other assets.” The Company regards SB Pacific to be a variable interest entity and as of February 28, 2011, its maximum exposure to loss was limited to $4,845. During the three months ended February 28, 2011, the Company paid $75 in management fees to SB Pacific and recorded sales of $245 to its affiliates. SB Pacific owns a 30.0% noncontrolling interest in Infotec Japan.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The GBS services segment offers a range of services to the Company’s customers that include customer management, renewal management, and back office processing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings in China.

Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2011 and 2010, and as of February 28, 2011 and November 30, 2010 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended February 28, 2010
Revenue	$1,915,340	$26,072	$(5,374)	$1,936,038
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	35,994	2,959	-	38,953

Three months ended February 28, 2011
Revenue	$2,468,614	$39,238	$(6,918)	$2,500,934
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	47,219	3,634	-	50,853

Total assets as of November 30, 2010	$2,409,998	$224,677	$(134,814)	$2,499,861
Total assets as of February 28, 2011	$2,615,694	$256,527	$(154,126)	$2,718,095

The inter-segment eliminations relate to the inter-segment back-office support services provided by the GBS segment to the distribution segment, inter-segment investments and inter-segment receivables.

Segment by Geography

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations and China, Costa Rica, Mexico, India, Japan, the Philippines and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three months ended February 28, 2011 and 2010:

	Three Months Ended
	February 28, 2011	February 28, 2010
Revenue
North America	$2,122,603	$1,899,496
Other	378,331	36,542

	$2,500,934	$1,936,038

	As of
	February 28, 2011	November 30, 2010
Long-lived assets
North America	$93,381	$84,666
Other	50,244	27,487

	$143,625	$112,153

Revenue in the United States was approximately 70% and 82% of the total revenue for the three months ended February 28, 2011 and 2010, respectively. Revenue in Canada was approximately 15% and 16% of total revenue for the three months ended February 28, 2011 and 2010, respectively. Revenue in Japan was approximately 12% of the total revenue for the three months ended February 28, 2011. No other geographical location accounted for more than 10% of the Company’s total revenue.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Long-lived assets in the United States were approximately 51% and 58% of total long-lived assets as of February 28, 2011 and November, 30 2010, respectively. Long-lived assets in Canada were approximately 14% and 17% of total long-lived assets as of February 28, 2011 and November 30, 2010, respectively. Long-lived assets in Japan were approximately 12% of total long-lived assets as of February 28, 2011.

NOTE 13—ACQUISITIONS AND DIVESTITURES:

Fiscal year 2011 acquisitions

On December 1, 2010, the Company acquired 70% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation, while SB Pacific, the Company’s equity-method investee, acquired the remaining 30% noncontrolling interest. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, (“Infotec Japan”) is a distributor of IT equipment, electronic components and software in Japan. The aggregate consideration for the transaction was JP¥700,000, or approximately US$8,392, of which the Company’s direct share was US$5,888. The Company’s total direct and indirect ownership of Infotec Japan is 80%. This acquisition is in the distribution segment and will enable the Company’s expansion into Japan.

The preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase Consideration:
Cash Payment	$5,888
Contribution from noncontrolling interest	2,504

$8,392

Allocation:
Cash	$1,371
Short-term investments	937
Accounts receivable	178,384
Receivable from vendors	8,525
Inventories	84,553
Other current assets	2,119
Property, plant and equipment	5,521
Goodwill	17,393
Intangible assets (1)	10,069
Other long-term assets	3,814
Short-term borrowings	(103,646)
Accounts payable	(161,228)
Accrued liabilities	(15,300)
Long-term borrowings	(2,088)
Other long-term liabilities	(22,032)

$8,392

(1)	Intangibles will be amortized over a period of 3-10 years.

The Company expects to finalize the purchase price allocation upon completion of third party valuation procedures.

In addition, the Company has acquired JP¥ 1,668,000 net operating loss of Infotec Japan and has recorded a full valuation allowance against it.

Subsequent to the acquisition, the Company and the noncontrolling interest of SB Pacific invested $14,980 and $6,420, respectively, in additional capitalization of Infotec Japan.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of Infotec Japan had occurred on December 1, 2009. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and depreciation expense.

	Three Months Ended
	February 28, 2011	February 28, 2010
Revenue	$2,500,934	$2,255,847
Income from continuing operations, atttributable to SYNNEX Corporation	29,271	23,723
Net income from continuing operations per share - basic	$0.83	$0.70
Net income from continuing operations per share - diluted	$0.80	$0.67

The employees of Infotec Japan are covered by post-retirement employment benefits plans, which include both defined benefit and defined contribution plans.

During the three months ended February 28, 2011, the Company acquired certain businesses of e4e, Inc., for $23,000 in cash, of which $1,000 is payable upon the completion of certain post-closing conditions. e4e, Inc. is a privately-held BPO services company that has operations in the United States, the United Kingdom and India. The acquisition is in the GBS segment and is expected to bring additional BPO scale, complement the Company’s service offerings and expand its customer base and geographic presence. The net tangibles assets acquired were $5,858 and the Company recorded $17,142 in goodwill and intangibles. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis, which may change the amount of the purchase price allocable to goodwill.

In the first quarter of fiscal year 2011, the Company incurred one-time, direct, acquisition and integration expenses of $729 pertaining to the acquisition of Infotec Japan and the GBS acquisitions. Included in these costs are legal and outside consulting expenses incurred to complete the acquisition transactions, and travel costs incurred for integration of operations.

Fiscal year 2010 acquisitions

On February 26, 2010, the Company purchased substantially all of the North American assets of Jack of All Games, Inc., a distributor of video game hardware and software. The Company expects this acquisition to expand its consumer electronics product offerings. The acquisition is fully integrated into the Company’s distribution segment. Since the close of the acquisition, the Company made certain adjustments to the fair value of inventories and other assets acquired, and liabilities assumed, related to this transaction. These adjustments had the impact of lowering the purchase price by $6,880. The total consideration as adjusted is $35,773. The net tangible assets acquired were $27,434 and the Company recognized $4,500 of intangible assets and $3,839 in goodwill.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase Consideration:
Cash Payment	$37,248
Less: Amount due from seller (1)	(1,475)

$35,773

Allocation:
Accounts receivable	$9,906
Receivable from vendors	2,678
Inventories	24,253
Other current assets	623
Goodwill	3,839
Intangible assets (2)	4,500
Accounts payable	(8,760)
Accrued liabilities	(1,266)

$35,773

(1)	Based on Agreed-upon changes to the acquisition price.
(2)	Intangibles will be amortized over a period of 3 to 10 years.

On November 17, 2010 the Company acquired 100% of the stock of Aspire Technology Limited for $16,047, including $3,209 in earn-out payments payable upon the achievement of certain milestones during the three years following the date of the acquisition. The fair value of the contingent consideration recorded was $3,065. Aspire Technology Limited is based in the UK and provides renewal management through its proprietary software. The Company recognized $12,999 in goodwill and $4,761 in intangible assets.

On November 18, 2010, the Company acquired 100% of the stock of Encover, Inc. for $24,000, including $5,500 in earn-out payments payable after one year following the acquisition date upon the achievement of certain milestones. The fair value of the contingent consideration recorded was $5,385. Encover, Inc. is based in the United States and provides warranty and license renewal services and software. The Company recognized $9,017 in goodwill and $6,965 in intangible assets. The purchase price is subject to a holdback of $1,850 for a period of twenty-four months from the purchase date.

The determination of the fair value of the purchase price and the net assets acquired for the acquisition of Aspire Technology Limited and Encover, Inc. is preliminary, subject to the finalization of more detailed analysis, which may change the amount of the purchase price allocable to goodwill.

Aspire Technology Limited and Encover, Inc. are fully integrated into the GBS segment and are expected to enhance the business process outsourcing service offerings through their proprietary, scalable platform warranty and license renewal management capabilities and services.

With the exception of Infotec Japan, the above acquisitions in the fiscal year 2011 and 2010, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting for business combinations utilizing the purchase method of accounting.

Fiscal year 2010 divestitures

On December 28, 2009, the Company sold its controlling interest in China Civilink (Cayman), the results of which are presented in discontinued operations. Please see Note 17—Discontinued Operations for a detailed discussion on this transaction.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

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

On August 31, 2010, the Company sold its controlling interests in NDS for $3,072 to SB Pacific, our equity-method investee.

NOTE 14—FAIR VALUE MEASUREMENTS:

The Company’s fair value measurements are classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments as of February 28, 2011 and November 30, 2010:

	February 28, 2011				November 30, 2010
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Trading securities	$9,056	$9,056	$-	$-	$7,909	$7,909	$-	$-
Available-for-sale securities	1,048	1,048	-	-	102	102	-	-
Forward foreign currency exchange contracts	(1,597)	-	(1,597)	-	367	-	367	-

The Company’s investments in trading and available-for-sale securities, consists of equity securities and are recorded at fair value based on quoted market prices. The fair value of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. There were no transfers between the Level 1 and Level 2 investments and financial instruments during the three months ended February 28, 2011.

The following table summarizes the realized and unrealized gains and losses recorded in “Other income, net” in the consolidated statements of operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency contracts:

	Three Months Ended
	February 28, 2011	February 28, 2010
Realized gain (loss)	$(1,774)	$97
Unrealized gain (loss)	(1,049)	217

Total realized and unrealized gain/(loss)	$(2,823)	$314

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The following table presents the assets and liabilities that are not carried at fair value as of February 28, 2011 and November 30, 2010:

	As of February 28, 2011		As of November 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost-method investments in short-term investments	$2,413	$3,416	$2,498	$3,878
Long-term accounts receivable	5,301	5,301	6,539	6,539
SYNNEX Canada term loan	10,062	10,062	9,677	9,677
Infotec Japan term loan credit facility	73,341	73,341	-	-
Infotec Japan term loans	15,646	15,646	-	-
Convertible debt	132,476	192,956	131,289	168,821

The Company’s cost-method securities in short-term investments consist of investments in a hedge fund and a private equity fund. The fair value of the cost-method investments is based on either (i) the published fund values or (ii) a valuation model developed internally based on the published value of the securities held by the fund. The Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

The fair value of long-term accounts receivable is based on customer rating and creditworthiness. The carrying values of the SYNNEX Canada term loan, the Infotec Japan term loan credit facility and the Infotec Japan term loans approximate their fair value since interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible debt traded in a limited trading market.

The cost-method investments in “Other assets” consist of investments in equity securities of private entities. The carrying value of the investments was $3,659 and $3,400 as of February 28, 2011 and November 30, 2010, respectively. As of November 30, 2010, the fair value of these cost-method investments is greater than the carrying value. There have been no significant changes to the fair value of the investments.

The Company’s 33.3% noncontrolling investment in SB Pacific is recorded under the equity method of accounting and is included in “Other assets.” The investment was made in the fiscal year 2010 and the carrying value of the investment as of February 28, 2011 and November 30, 2010 was $4,845 and $1,095, respectively. As of February 28, 2011 and November 30, 2010, the fair value of this investment is equal to its carrying value.

The carrying value of other financial instruments, including cash, held-to-maturity securities, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.

The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss is reported under “Other income, net” in the consolidated statements of operations.

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of February 28, 2011, under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2011 under these agreements, nor is the Company aware of any pending customer defaults or repossession obligations.

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

In conjunction with the sale of HiChina Web Solutions, which is described in Note 17—Discontinued Operations, the Company has a contingent liability of $3,076.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 16—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. During the three months ended February 28, 2011 and 2010, the Company made payments of $298 and $91, respectively, for the remaining lease obligations on the RGC facility. The remaining balance outstanding on facility and exit costs as of February 28, 2011 and November 30, 2010 was $333 and $630, respectively. These lease obligations are expected to be completed by June 2011.

NOTE 17—DISCONTINUED OPERATIONS:

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions, was sold to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design. HiChina Web Solution was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary company of SYNNEX Corporation. The Company received $65,395 for its estimated 79% controlling ownership in HiChina Web Solutions. During the three months ended February 28, 2010, the Company recorded total gain on the sale of $11,351, net of $1,154 income taxes. The Company, as the ultimate parent, has agreed to guarantee the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of the Company’s GBS segment. The Company has no significant continuing involvement in the operations of HiChina Web Solutions. In conjunction with the sale of HiChina Web Solutions, the Company recorded a contingent liability of $3,076.

The sale of HiChina Web Solutions qualified as a discontinued operation component of the Company and accordingly, the Company has excluded results of HiChina Web Solution’s operations from its consolidated statements of continuing operations to present this business in discontinued operations.

The following table shows the results of operations of HiChina Web Solutions for the three months ended February 28, 2010, which are included in the earnings from discontinued operations:

Three Months Ended
February 28, 2010*
Revenue	$2,959
Cost of revenue	(1,706)

Gross profit	1,253
Selling, general and administrative expenses	(1,199)

Income from operations before non-operating items, income taxes and noncontrolling interest	54

Interest income, net	17
Other income, net	5

Income before income taxes and noncontrolling interest	76
Provision for income taxes	(1)

Income from discontinued operations	75
Income from discontinued operations attributable to noncontrolling interest	(16)

$59

*	Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three months ended February 28, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 18—EQUITY:

A reconciliation of the changes in equity for the three months ended February 28, 2011 and 2010 is presented below:

	Three Months Ended			Three Months Ended
	February 28, 2011			February 28, 2010
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$992,670	$157	$992,827	$828,322	$10,413	$838,735
Issuance of common stock on exercise of options and restricted stock	1,939	-	1,939	3,065	-	3,065
Issuance of common stock for employee stock purchase plan	262	-	262	221	-	221
Tax benefit from exercise of non-qualified stock options	1,737	-	1,737	3,105	-	3,105
Shares withheld for employee taxes	(2,946)	-	(2,946)	(58)	-	(58)
Share based compensation	1,941	-	1,941	1,923	-	1,923
Capital contribution by noncontrolling interest	-	8,988	8,988	-	-	-
Change in equity for Hi-China Web Solutions (1)	-	-	-	(5,946)	(7,418)	(13,364)
Comprehensive income:
Net income	29,721	(50)	29,671	34,659	7	34,666
Other comprehensive income (loss):
Changes in unrealized gain (loss) on available-for-sale securities	72	-	72	9	-	9
Foreign currency translation adjustment	10,872	-	10,872	588	(81)	507

Total other comprehensive income (loss)	10,944	-	10,944	597	(81)	516

Total comprehensive income	40,665	(50)	40,615	35,256	(74)	35,182

Ending balance of equity:	$1,036,268	$9,095	$1,045,363	$865,888	$2,921	$868,809

(1)	See Note 17—Discontinued operations for further discussion.

NOTE 19—SUBSEQUENT EVENTS:

In March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events have affected the infrastructure in the country, caused power outages and also temporarily disrupted the supply chain for some vendors both locally and possibly internationally. Infotec Japan suffered nominal inventory and facility damages. The Company continues to monitor the situation closely to assess the impact to its local operations and demand environment, and any impact to the worldwide supply chain.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in our IT systems, anticipated benefits of our acquisitions, anticipated increase in fourth quarter seasonality, impact of our disposition of certain assets to MiTAC International Corporation, or MiTAC International, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, the settlement of our convertible notes, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 25,000 technology products (as measured by SKUs) from more than 100 IT and CE, OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of February 28, 2011, we had over 10,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 85% and 98% of our total revenue was from North America for the three months ended February 28, 2011 and 2010.

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

On December 1, 2010, we acquired 70% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation, while SB Pacific Corporation Limited, or SB Pacific, our equity-method investee, acquired the remaining 30% noncontrolling interest. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, or Infotec Japan, is a distributor of IT equipment, electronic components and software in Japan. The aggregate consideration for the transaction was JP¥700.0 million or approximately US$8.4 million, of which our direct share was US$5.9 million. As part of the acquisition, we assumed debt of $105.7 million. The total net tangible assets acquired were ($19.1) million. In addition, we have acquired JP¥ 1.7 billion net operating loss of Infotec Japan and have recorded a full valuation allowance against it. We expect to finalize the purchase price allocation upon completion of third party valuation procedures. Our total direct and indirect ownership of Infotec Japan is 80%. Subsequent to the acquisition, we and the noncontrolling interest of SB Pacific invested $15.0 million and $6.4 million, respectively, in additional capitalization of Infotec Japan. This acquisition is in the distribution segment and will enable our expansion into Japan.

The employees of Infotec Japan are covered by post-retirement employment benefits plans, which include both defined benefit and defined contribution plans.

Infotec Japan has arrangements with various banks for the sale of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements as of February 28, 2011 were $2.8 million.

In March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events have affected the infrastructure in the country, caused power outages and also temporarily disrupted the supply chain for some vendors both locally and possibly internationally. Infotec Japan suffered nominal inventory and facility damages. We continue to monitor the situation closely to assess the impact to our local operations and demand environment, and any impact to the worldwide supply chain.

During the three months ended February 28, 2011, we acquired certain businesses of e4e, Inc., for $23.0 million in cash, of which $1.0 million is payable upon the completion of certain post-closing conditions. e4e, Inc. is a privately-held BPO services company that has operations in the United States, the United Kingdom and India. The acquisition is in our GBS segment and is expected to bring additional BPO scale, complement our service offerings and expand our customer base and geographic presence. The net tangibles assets acquired were $5.9 million and we recorded $17.1 million in goodwill and intangibles. The determination of the fair value of the net assets acquired is preliminary, subject to the finalization of more detailed analysis, which may change the amount of the purchase price allocable to goodwill.

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada. During the three months ended February 28, 2011 and 2010, we made payments of $0.3 million and $0.1 million, respectively, which are included in selling, general and administrative expenses, for the remaining lease obligations on the RGC facility. The balances outstanding on facility and exit costs as of February 28, 2011 and November 30, 2010 were $0.3 million and 0.6 million, respectively. The lease obligations are expected to be completed by June 2011.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three month period ended February 28, 2011 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2010. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	February 28, 2011	February 28, 2010
Statements of Operations Data:
Revenue	100.00%	100.00%
Cost of revenue	(94.25)	(94.36)

Gross profit	5.75	5.64
Selling, general and administrative expenses	(3.69)	(3.63)
Acquisition and integration expenses	(0.03)	-

Income from continuing operations before non-operating items, income taxes and noncontrolling interest	2.03	2.01
Interest expense and finance charges, net	(0.24)	(0.20)
Other income, net	0.04	0.06

Income from continuing operations before income taxes and noncontrolling interest	1.83	1.87
Provision for income taxes	(0.64)	(0.67)

Income from continuing operations before noncontrolling interest, net of taxes	1.19	1.20
Income from discontinued operations, net of tax	-	-
Gain on sale of discontinued operations, net of tax	-	0.59

Net income	1.19	1.79

Net (income) loss attributable to noncontrolling interest	-	-

Net income attributable to SYNNEX Corporation	1.19%	1.79%

Three Months Ended February 28, 2011 and 2010

Revenue

	Three Months Ended
	February 28, 2011	February 28, 2010	% Change
	(in thousands)
Revenue	$2,500,934	$1,936,038	29.2%
Distribution revenue	2,468,614	1,915,340	28.9%
GBS revenue	39,238	26,072	50.5%
Inter-segment elimination	(6,918)	(5,374)	28.7%

In our distribution business, we sell in excess of 25,000 technology products (as measured by active SKUs) from more than 100 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office support, ITO, renewal management and post-sales technical support. The inter-segment eliminations relate to the inter-segment back-office support services provided by our GBS segment to our distribution segment. GBS revenue to third parties is net of inter-segment eliminations. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.

Our revenue in the distribution segment increased during the first quarter of fiscal year 2011, compared to the prior year period primarily due to our fiscal first quarter 2011 acquisition of Infotec Japan. Revenue from Infotec Japan contributed approximately 12% of our distribution revenue. In addition, strong IT demand in the U.S. markets and improving market conditions in Canada, as well as sales from our fiscal first quarter 2010 acquisition of Jack of All Games, or JoAG, gaming products contributed to the remaining increase in our revenue. Our revenue from Canada was also favorably impacted by $19.8 million by fluctuations in foreign exchange rates. In North America, our sales of peripherals increased 20%, sales of IT systems increased 7%, sales of system components increased 10% and our sales of networking systems increased 37%. Our revenue from software sales increased by 77% from the prior year period, primarily due to the full quarter impact of our gaming products as a result of our JoAG acquisition.

Revenue generated from the recent acquisitions in our GBS segment contributed approximately 28% of our GBS revenue. Organic growth in revenue from our call centers was 25% compared to the prior year as we continue to win new customer contracts, introduce new service categories and experience increased call volume throughout our BPO services contact centers.

Gross Profit

	Three Months Ended
	February 28, 2011	February 28, 2010	% Change
	(in thousands)
Gross profit	$143,796	$109,161	31.7%
Percentage of revenue	5.75%	5.64%

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

Our gross profit as a percentage of revenue in the first quarter of fiscal year 2011 increased by 11 basis points over the first quarter of fiscal year 2010. Our gross profit was favorably impacted by the growth in business in our GBS segment, the change in product mix in our distribution segment and by the contribution by our recent acquisitions in both segments.

No specific customers, or changes in pricing strategy, individually or in the aggregate, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2011	February 28, 2010	% Change
	(in thousands)
Selling, general and administrative expenses	$92,214	$70,208	31.3%
Acquisition and integration expense	729	-	-
Percentage of revenue	3.72%	3.63%

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

The increase in selling, general and administrative expenses in the first quarter of fiscal year 2011 was primarily due to our acquisition of Infotec Japan and a full quarter impact of JoAG in our distribution segment, our recent acquisitions in the GBS segment and to support our organic growth. Compared to the prior year period, our personnel costs increased by $15.7 million, depreciation and amortization expense increased by $2.0 million, and our other overhead expenses increased by $3.7 million due to an increase in rent and professional expenses. Our selling, general and administrative expenses were also unfavorably impacted by fluctuations in the foreign exchange rates.

In the first quarter of fiscal year 2011, we incurred one-time, direct, acquisition and integration expenses of $0.7 million pertaining to our acquisition of Infotec Japan and the GBS acquisitions. Included in these costs are legal and outside consulting expenses incurred to complete the acquisition transactions, and travel costs incurred for integration of operations.

Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Three Months Ended
	February 28, 2011	February 28, 2010	% Change
	(in thousands)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	$50,853	$38,953	30.5%
Percentage of Total Revenue	2.03%	2.01%
Distribution income from continuing operations before non-operating items, income taxes and noncontrolling interest	47,219	35,994	31.2%
Percentage of Distribution Revenue	1.91%	1.88%
GBS income from continuing operations before non-operating items, income taxes and noncontrolling interest	3,634	2,959	22.8%
Percentage of GBS Revenue	9.26%	11.35%

Our income from continuing operations before non-operating items, income taxes and noncontrolling interest for the first quarter of fiscal year 2011 was higher than the prior year period, both in dollars and as a percentage of revenue. The improvement in margins was primarily due to changes in our business services mix and higher gross profit contribution, offset, in part by higher selling, general and administrative expenses, and acquisition and integration expenses.

The distribution segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue was higher during the first quarter of fiscal year 2011 compared to the prior year period due to higher gross profit contribution, resulting from changes in our product and business services mix. These gains were offset by higher operating expenses as a result our Infotec Japan acquisition, for the growth of our business and one-time acquisition and integration costs incurred for our Infotec Japan acquisition.

The GBS segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue during the first quarter of fiscal year 2011 decreased as compared to the prior year period due to one-time integration costs and higher amortization expenses resulting from our recent acquisitions.

Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2011	February 28, 2010	% Change
	(in thousands)
Interest expense and finance charges, net	$6,169	$3,809	62.0%
Percentage of revenue	0.24%	0.20%

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

The increase in interest expense and finance charges, net, for the first quarter of fiscal year 2011 as compared to the prior year period was due to lower interest income, as one of our distribution service contracts in Mexico has been completed, and additional interest expense from the working capital credit facility in Infotec Japan, which was acquired in the first quarter of fiscal year 2011. Interest expense was also unfavorably impacted by the movements in foreign exchange rates.

Other Income, Net

	Three Months Ended
	February 28, 2011	February 28, 2010	% Change
	(in thousands)
Other income, net	$965	$1,163	-17.0%
Percentage of revenue	0.04%	0.06%

Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.

The change in other income, net for the first quarter of fiscal year 2011 as compared to the prior year period was due to a $0.8 million gain from the sale of the BDG division of SYNNEX Canada during the first quarter of fiscal 2010. In addition, the other income, net for the first quarter of fiscal year 2011, was impacted by $0.5 million higher gains from our deferred compensation investments and $0.5 million in government business incentives received by our subsidiaries in foreign locations, offset by a $0.5 million increase in foreign exchange losses.

Provision for Income Taxes

Provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

Our effective tax rate in the first quarter of fiscal year 2011 was 35.0% compared with an effective tax rate of 36.0% from the prior year period. The decrease in the effective tax rate was primarily due to mix of profit contributions from various tax jurisdictions.

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

In March 2008, we acquired a controlling interest in Nihon Daikou Shouji Co., Ltd., or NDS, which operates in Japan. On August 31, 2010, we sold our controlling interest in NDS to SB Pacific, our equity-method investee.

On September 30, 2010, we acquired a 95.0% interest in Occidental Business Services, S.A., which provides call center services in Costa Rica.

The above noncontrolling interests are contained within our GBS segment.

The remaining noncontrolling interest, which is within our distribution segment, is in Infotec Japan and is owned by SB Pacific.

Goodwill

We conducted our annual goodwill impairment testing as of November 30, 2010 and concluded that there was no impairment. There were no significant changes to the key assumptions used in our annual goodwill impairment analysis. There were no indications of any triggering events that would necessitate further impairment analysis on the fair value of reporting units.

Discontinued Operations

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions, was sold to Alibaba.com Limited. HiChina Web Solutions provides domain name registration, web site hosting and design. HiChina Web Solution was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned, subsidiary company of SYNNEX Corporation. Under the terms of the agreement, we received $65.4 million for our estimated 79% controlling ownership in HiChina Web Solutions. During the three months ended February 28, 2010, we recorded total gain on the sale of $11.4 million, net of $1.2 million income taxes. We, the ultimate parent, have agreed to guarantee the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment. We have no significant continuing involvement in the operations of HiChina Web Solutions. In conjunction with the sale of HiChina Web Solutions, we recorded a contingent liability of $3.1 million.

The sale of HiChina Web Solutions qualified as a discontinued operation and accordingly, we have excluded results of HiChina Web Solution’s operations from our consolidated statements of continuing operations for the three months ended February 28, 2010 to present this business in discontinued operations.

The following table shows the results of operations of HiChina Web Solutions for the three months ended February 28, 2010, which are included in the earnings from discontinued operations:

Three Months Ended
February 28, 2010 *
(in thousands)
Revenue	$2,959
Cost of revenue	(1,706)

Gross profit	1,253
Selling, general and administrative expenses	(1,199)

Income from operations before non-operating items, income taxes and noncontrolling interest	54

Interest income, net	17
Other income, net	5

Income before income taxes and noncontrolling interest	76
Provision for income taxes	(1)

Income from discontinued operations	75
Income from discontinued operations attributable to noncontrolling interest	(16)

Income from discontinued operations attributable to SYNNEX Corporation	$59

*	Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable arrangements, our securitization program and our revolver program for our working capital needs.

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

Net cash provided by operating activities was $59.4 million in the first quarter of fiscal year 2011 as compared to net cash used in operations of $22.1 million in the prior year period. Cash provided by operating activities in the first quarter of fiscal year 2011 was primarily from the net income earned during the period, lower inventory purchases, collections from accounts receivable, offset by the payment of accounts payable. The cash used in operating activities during the first quarter of fiscal year 2010, was primarily for the purchase of inventory and other assets and the payment of accounts payable, offset by the collections from customers and net income earned during the period.

Net cash used in investing activities was $72.5 million in the three months ended February 28, 2011, which includes $38.3 million used for our acquisition of Encover, Inc. and e4e, Inc. in our GBS segment and $4.5 million used for the acquisition of Infotec Japan, net of cash acquired in our distribution segment. Our capital expenditures during the quarter were $8.6 million, which includes $2.4 million paid as a deposit under a capital lease agreement for the acquisition of a warehouse and logistics facility in the United States and $1.3 million invested in property in Costa Rica. In addition, we invested $3.7 million in SB Pacific, our equity-method investee. Our restricted cash increased by $14.8 million primarily due to the timing of lockbox collections under our borrowing arrangements. Net cash used in investing activities in the first quarter of fiscal year 2010 was $24.6 million mainly due to cash used for the acquisition of Jack of All Games, Inc. of $37.2 million, an increase in restricted cash of $10.8 million, capital expenditures of $2.4 million, and a $5.0 million long-term loan given to a third party. These usages were offset by $30.4 million net cash received from the sale of HiChina Web Solutions and the BDG division of SYNNEX Canada.

Net cash provided by financing activities during the first quarter of fiscal year 2011 was $27.4 million consisting primarily of $7.9 million net receipts from our securitization arrangements, our revolving lines of credit and the debt refinancing of Infotec Japan with a new credit facility. The book overdraft was lower by $12.8 million. In addition, the capital contribution by noncontrolling interests in Infotec Japan was $6.5 million and financing from the exercise of employee stock options was $2.2 million during the quarter, offset by taxes paid for net share settlement of equity awards of $2.9 million. Net cash provided by financing activities was $25.5 million in the three months ended February 28, 2010, consisting primarily of the net receipts of $25.7 million from our securitization arrangements, bank loans and revolving line of credit and $3.2 million proceeds from the issuance of common stock.

We had sufficient availability on our credit arrangements to support our operating activities as of February 28, 2011.

We have issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, totaling $225.0 million as of February 28, 2011 and $108.5 million as of November 30, 2010. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders.

Capital Resources

Our cash and cash equivalents totaled $101.2 million and $88.0 million as of February 28, 2011 and November 30, 2010, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

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

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or the U.S. Arrangement. In November 2010, we amended and restated the U.S. Arrangement replacing the lenders and the lead agent, or the Amended and Restated U.S. Arrangement. We can now pledge up to a maximum of $400.0 million in U.S. trade accounts receivable, or the U.S. Receivables, as compared to a maximum of $350.0 million under the previous agreement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding on the Amended and Restated U.S. Arrangement as of February 28, 2011 and November 30, 2010 were $198.8 million and $209.1 million, respectively.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a financial institution. In November 2010, we amended and restated the revolver, or the Amended and Restated Revolver, to remove one of the lenders and increase the maximum commitment of the remaining lender from $80.0 million to $100.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50.0 million to $150.0 million at our request, in the event the current lender consents to such increase or another lender participates in the Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or LIBOR rate, at our option. The margin on our LIBOR rate is determined in accordance with our fixed charge coverage ratio under the Revolver and is currently 2.25%. Our base rate is determined based on the higher of (i) the financial institution’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) one month LIBOR plus 1.0%. An unused line fee of 0.50% per annum is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lender’s commitment, however, that fee is reduced to 0.35% if the outstanding principal amount of the Revolver is greater than half of the lender’s commitment. The Amended and Restated Revolver is secured by our inventory and other assets and expires in November 2013. It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within 60 days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least 20 days prior to the maturity date of the Amended and Restated U.S. Arrangement we do not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of February 28, 2011 and November 30, 2010.

In February 2011, we entered into a loan agreement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the loan agreement is $25.0 million. The loan agreement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or LIBOR rate, at our option. The margin on our LIBOR rate is 2.00%. Our base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of February 28, 2011, there were no amounts outstanding under this agreement.

SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125.0 million. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of February 28, 2011, outstanding standby letters of credit totaled $3.5 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.5% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.0% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balances outstanding under our Canadian Revolving Arrangement as of February 28, 2011 and November 30, 2010 were $47.3 million and $36.2 million, respectively.

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for any unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of any unpaid principal is April 1, 2017. The balances of the term loan outstanding as of February 28, 2011 and November 30, 2010 were $10.1 million and $9.7 million, respectively.

Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JP¥ 10.0 billion. The credit agreement is comprised of a JP¥ 6.0 billion long-term loan and a JP¥ 4.0 billion short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the TIBOR rate plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. We have issued a guarantee of JP¥7.0 billion under this credit facility. As of February 28, 2011, the balance outstanding under the term loan and the revolving credit facility were $73.3 million and $42.8 million, respectively.

Infotec Japan has two term loans from financial institutions with an aggregate amount outstanding, as of February 28, 2011 of $15.6 million. This includes a short-term loan of JP¥1.0 billion, which expires in January 2012 and bears a fixed interest rate of 2.0%, and a term loan of JP¥ 280.0 million, which expires in December 2012 and bears a fixed interest rate of 1.50%.

As of February 28, 2011 and November 30, 2010, we had outstanding letters of credit amounting to $0.8 million under a letter of credit facility.

Future principal payments as of February 28, 2011 under the above loans are as follows:

As of February 28, 2011
(in thousands)
Fiscal Years Ended November 30,
2011	$290,650
2012	14,641
2013	74,513
2014	785
2015	827
Thereafter	6,494

$387,910

Due to the uncertainty of the timing and amount that may be settled in cash, the principal amount of $143.8 million of the convertible senior notes was not included in the table above.

Covenants Compliance

In relation to our Amended and Restated U.S. Arrangement, the Amended and Restated Revolver, the Infotec Japan credit facility, the Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants and restrict our ability to incur additional debt. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratio. They also limit our ability to make or forgive intercompany loans, pay dividends and make distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Notes, as defined below, subject to certain liquidity tests. As of February 28, 2011, we were in compliance with all material covenants for the above arrangements.

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

In accordance with the provisions of the standards for accounting for convertible debt, we recognized both a liability and an equity component of the Notes in a manner that reflects our non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120.3 million. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23.4 million and was retroactively recorded as a debt discount and will be amortized to “Interest expense and finance charges, net” over the five year period to the first put date, utilizing the effective interest method.

As of February 28, 2011, the remaining amortization period is approximately 26 months assuming the redemption of the debentures at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.6 million during both the three months ended February 28, 2011 and 2010. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $1.2 million and $1.1 million during the three months ended February 28, 2011 and 2010, respectively. As of both February 28, 2011 and November 30, 2010, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22.8 million. As of February 28, 2011, the if-converted value of the Notes did not exceed the principal balance.

The Notes contain various features that under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity. Further, the date of settlement of the Notes is uncertain due to the various features of the Notes including put and call features. Because we currently intend to settle the Notes using cash at some future date, we maintain within our Amended and Restated U.S. Arrangement and the Amended and Restated Revolver ongoing features that allow us to utilize cash from these facilities to cash settle the Notes, if desired.

Related Party Transactions

We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of February 28, 2011, MiTAC International and its affiliates beneficially owned approximately 29% of our common stock. In addition, Matthew Miau, our Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any of our mergers or acquisitions. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us with the loss of any premium that stockholders otherwise might receive in connection with such a transaction.

Until July 31, 2010, we worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled us to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to our contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly served by MiTAC International and us. As part of this transaction, we provide MiTAC International certain transition services for the business for a fee of $0.3 million per month over a period of twelve months. During the three months ended February 28, 2011, we received $0.8 million in service fees. In addition, during the three months ended February 28, 2011, we received $0.8 million in reimbursements for facilities and overhead costs. The sale agreement also includes earn-out and profit sharing provisions, which are based on operating performance metrics, achieved over twelve to eighteen months from the closing date, for the defined customers included in this transaction. As of February 28, 2011, the earn-out provisions were not met.

We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $1.4 million and $ 66.4 million during the three months ended February 28, 2011 and 2010, respectively. Our sales to MiTAC International and its affiliates during the three months ended February 28, 2011 and 2010 totaled $0.3 million and $0.7 million, respectively. Most of the purchases and sales in the three months ended February 28, 2010 were pursuant to our Master Supply Agreement with MiTAC International and our former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.

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

Beneficial Ownership of our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 29% of our common stock as of February 28, 2011. These shares are owned by the following entities:

February 28, 2011
(shares in thousands)
MiTAC International (1)	6,178
Synnex Technology International Corp. (2)	4,427

Total	10,605

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 722 thousand shares (of which 325 thousand shares are directly held and 397 thousand shares are subject to exercisable options) held by Matthew Miau.

(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.0% in Synnex Technology International. Neither MiTAC International, nor Mr. Miau is affiliated with any person(s), entity or entities that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it to do so in the future.

We own shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our founder and former Chairman. As of February 28, 2011, the value of the investment was $1.0 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our potential competitor. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us.

Others

On August 31, 2010, we acquired a 33.3% noncontrolling interest in SB Pacific, a newly formed company, led by our founder and former Chairman, Robert Huang. We are not the primary beneficiary in SB Pacific. Our investment in SB Pacific was accounted for as an equity-method investment and is included in “Other assets.” We regard SB Pacific to be a variable interest entity and as of February 28, 2011, our maximum exposure to loss was limited to $4.8 million. During the three months ended February 28, 2011, we paid $0.1 million in management fees to SB Pacific and recorded sales of $0.3 million to its affiliates. SB Pacific owns a 30.0% noncontrolling interest in Infotec Japan.

Recent Accounting Pronouncements

During the fiscal year 2011, we adopted the following accounting standards:

In October 2009, the Financial Accounting Standards Board, or FASB, issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was adopted by us beginning December 1, 2010 and did not have a material impact to our consolidated financial statements.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was applicable to us beginning December 1, 2010 and did not have a material impact to our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three month periods ended February 28, 2011 from our Annual Report on Form 10-K for the year ended November 30, 2010. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products and services represented approximately 33% and 37% of our total revenue in the three months ended February 28, 2011 and 2010, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

The success of our contact center and renewal management business is subject to the terms and conditions of our customer contracts.

We provide contact center support services and renewal management services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions that could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. In addition, our customers may not guarantee a minimum call volume; however, we hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers, payment of any penalties for failure to meet performance levels or inability to terminate any unprofitable contracts may have an adverse impact on our operations and financial results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 28, 2011, we had 928 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

As of February 28, 2011, we had $520.4 million in outstanding short and long-term borrowings under term loans, convertible senior notes and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. As of February 28, 2011, we had approximately $362.2 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

In the three months ended February 28, 2011 and 2010, approximately 30% and 18%, respectively, of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results

Because of the experience of our key personnel in the IT and CE industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

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

From time to time, we have experienced incidents of theft at various facilities, water damages to our properties and other casualty events. These types of incidents may make it more difficult or expensive for us to obtain insurance coverage in the future. Also, the same or similar incidents may occur in the future for which we may not have sufficient insurance coverage or policy limits to be fully compensated for the loss, which may have an adverse effect on our business and financial results. For example, in fiscal year 2010, we experienced a loss of product as a result of a train derailment.

We may become involved in intellectual property or other disputes that could cause us to incur substantial costs, divert the efforts of our management, and require us to pay substantial damages or require us to obtain a license, which may not be available on commercially reasonable terms, if at all.

From time to time, we receive notifications alleging infringements of intellectual property rights allegedly held by others relating to our business or the products we sell or assemble for our OEM suppliers and others. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our business. Although we generally have various levels of indemnification protection from our OEM suppliers and contract assembly services customers, in many cases any indemnification to which we may be entitled is subject to maximum limits or other restrictions. In addition, we have developed proprietary IT systems that play an important role in our business. If any infringement claim is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in the United States, Canada, China, Costa Rica, India, Japan, Mexico, the Philippines, and the United Kingdom. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. For example, in March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events have affected the infrastructure in the country, caused power outages and have temporarily disrupted the local, and possibly international, supply chains for some vendors. Our facilities in Japan suffered nominal inventory and facility damages. We may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer orders in a timely manner, this could harm our operating results. We expect our operations in Japan will continue to be affected by the continuing consequences of this natural disaster. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

Global health, economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions have experienced a significant volatility due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price, which in turn, may require us to record an impairment in the carrying value of our goodwill. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our customers to accurately plan future business activities. While general economic conditions have recently begun to improve, there is no assurance that this trend will continue or at what rate.

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

Risks Related to Our Relationship with MiTAC International Corporation

As of February 28, 2011, our executive officers, directors and principal stockholders owned approximately 31% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of February 28, 2011, our executive officers, directors and principal stockholders owned approximately 31% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 29% of our common stock.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliates. For fiscal years 2010, Mr. Miau received the same compensation as our independent directors. For fiscal years 2011, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of February 28, 2011, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.1% of Synnex Technology International and approximately 8.0% of MiTAC International. As of February 28, 2011, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of February 28, 2011. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.2% of our outstanding common stock as of February 28, 2011. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

Date: April 8, 2011

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