Form 10-Q
period 2011-05-31
SYNNEX CORP
filed 2011-07-08
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2011
Common Stock, $0.001 par value	36,488,566

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par values)

(unaudited)

	May 31, 2011	November 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$95,135	$88,038
Short-term investments	10,470	11,419
Accounts receivable, net	910,551	986,917
Receivable from vendors, net	120,240	132,409
Receivable from affiliates	1,799	5,080
Inventories	940,753	912,237
Current deferred tax assets	31,172	33,063
Other current assets	72,623	40,030

Total current assets	2,182,743	2,209,193
Property and equipment, net	114,350	91,995
Goodwill	176,354	139,580
Intangible assets, net	35,268	28,271
Deferred tax assets	203	605
Other assets	44,202	30,217

Total assets	$2,553,120	$2,499,861

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$201,544	$245,973
Accounts payable	832,224	896,401
Payable to affiliates	154	3,195
Accrued liabilities	157,727	166,861
Income taxes payable	1,355	1,578

Total current liabilities	1,193,004	1,314,008
Long-term borrowings	84,096	9,044
Long-term liabilities	55,775	49,431
Convertible debt	133,678	131,289
Deferred tax liabilities	3,271	3,262

Total liabilities	1,469,824	1,507,034

Commitments and contingencies (Note 15)

SYNNEX Corporation’s stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized, 35,693 and 35,570 shares issued and outstanding	36	36
Additional paid-in capital	292,120	285,406
Accumulated other comprehensive income	41,379	28,035
Retained earnings	740,315	679,193

Total SYNNEX Corporation stockholders’ equity	1,073,850	992,670
Noncontrolling interest	9,446	157

Total equity	1,083,296	992,827

Total liabilities and equity	$2,553,120	$2,499,861

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Revenue	$2,495,802	$2,032,812	$4,996,736	$3,968,850
Cost of revenue	(2,350,694)	(1,916,145)	(4,707,832)	(3,743,022)

Gross profit	145,108	116,667	288,904	225,828
Selling, general and administrative expenses	(90,948)	(73,233)	(183,891)	(143,441)

Income from continuing operations before non-operating items, income taxes and noncontrolling interest	54,160	43,434	105,013	82,387
Interest expense and finance charges, net	(6,269)	(3,736)	(12,438)	(7,545)
Other income (expense), net	180	(93)	1,145	1,070

Income from continuing operations before income taxes and noncontrolling interest	48,071	39,605	93,720	75,912
Provision for income taxes	(16,560)	(14,651)	(32,538)	(27,718)

Income from continuing operations before noncontrolling interest, net of tax	31,511	24,954	61,182	48,194
Income from discontinued operations, net of tax	-	-	-	75
Gain on sale of discontinued operations, net of tax	-	-	-	11,351

Net income	31,511	24,954	61,182	59,620
Net income attributable to noncontrolling interest	(110)	(110)	(60)	(117)

Net income attributable to SYNNEX Corporation	$31,401	$24,844	$61,122	$59,503

Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$31,401	$24,844	$61,122	$48,093
Discontinued operations:
Income from discontinued operations, net of tax	-	-	-	59
Gain on sale of discontinued operations, net of tax	-	-	-	11,351

Net income attributable to SYNNEX Corporation	$31,401	$24,844	$61,122	$59,503

Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$0.88	$0.72	$1.71	$1.41
Discontinued operations	-	-	-	0.33

Net income per common share - basic	$0.88	$0.72	$1.71	$1.74

Diluted:
Income from continuing operations	$0.85	$0.70	$1.65	$1.36
Discontinued operations	-	-	-	0.32

Net income per common share - diluted	$0.85	$0.70	$1.65	$1.68

Weighted-average common shares outstanding - basic	35,693	34,624	35,661	34,256

Weighted-average common shares outstanding - diluted	37,098	35,703	37,045	35,483

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2011	May 31, 2010
Cash flows from operating activities:
Net income	$61,182	$59,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,295	5,527
Amortization of intangible assets	3,810	2,580
Accretion of convertible notes discount	2,389	2,207
Share-based compensation	3,916	3,666
Provision for doubtful accounts	3,527	4,924
Tax benefits from employee stock plans	2,456	10,496
Excess tax benefit from share-based compensation	(2,604)	(8,798)
Realized and unrealized gain on investments	(376)	(179)
Gain on disposal of assets and businesses	-	(12,146)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	274,277	94,199
Receivable from vendors	21,490	(18,080)
Receivable from affiliates	3,282	4,433
Inventories	67,481	(51,123)
Other assets	393	(31,494)
Payable to affiliates	(1,214)	(24,065)
Accounts payable	(247,866)	(46,697)
Accrued liabilities	(31,054)	(5,511)
Deferred liabilities	(7,130)	(3,017)

Net cash provided by (used in) operating activities	162,254	(13,458)

Cash flows from investing activities:
Purchase of trading investments	(884)	(4,733)
Proceeds from sale of trading investments	1,538	6,947
Investment in held-to-maturity term deposits	-	(4,864)
Proceeds from redemption of held-to-maturity term deposits	910	10,017
Acquisition of businesses, net of cash acquired	(41,435)	(37,248)
Purchase of property and equipment	(15,951)	(4,757)
Proceeds from sale of businesses	-	30,460
Loans and deposits to third parties, net	(2,052)	(2,844)
Increase in restricted cash	(13,812)	(10,565)
Investment in equity-method investee	(4,782)	-

Net cash used in investing activities	(76,468)	(17,587)

Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	2,167,329	1,829,441
Payment of revolving lines of credit and securitization	(2,230,376)	(1,829,819)
Proceeds from long-term credit facility and term loans	84,943	-
Payment of long-term bank loans and other borrowings	(116,704)	(293)
Excess tax benefit from share-based compensation	2,604	8,798
Book overdraft	7,390	10,269
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	344	12,372
Capital contribution by noncontrolling interest	6,408	-

Net cash provided by (used in) financing activities	(78,062)	30,768

Effect of exchange rate changes on cash and cash equivalents	(627)	(524)

Net increase (decrease) in cash and cash equivalents	7,097	(801)
Cash and cash equivalents at beginning of period	88,038	59,406

Cash and cash equivalents at end of period	$95,135	$58,605

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net income	$31,511	$24,954	$61,182	$59,620
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	25	(1)	97	8
Foreign currency translation adjustment	2,580	580	13,452	1,087

Total other comprehensive income:	2,605	579	13,549	1,095

Comprehensive income:	34,116	25,533	74,731	60,715
Comprehensive (income) loss attributable to noncontrolling interest	(315)	(37)	(265)	37

Comprehensive income attributable to SYNNEX Corporation	$33,801	$25,496	$74,466	$60,752

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2011 and 2010

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

The accompanying interim unaudited consolidated financial statements as of May 31, 2011 and for the three and six month periods ended May 31, 2011 and 2010 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2010 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.

The results of operations for the three and six months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended November 30, 2011, or any future period and the Company makes no representations related thereto.

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

Restricted cash

As of May 31, 2011 and November 30, 2010, the Company had restricted cash in the amounts of $31,717 and $17,472, respectively. The primary portion of the restricted cash balance relates to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, amounts held to cover outstanding letters of credit and miscellaneous deposits. The remaining amount of the restricted cash relates to future payments to contractors for the long-term projects at the Company’s Mexico operation.

The following table summarizes the restricted cash balances as of May 31, 2011 and November 30, 2010 and the location where these amounts are recorded on the Consolidated Balance Sheets.

	As of
	May 31, 2011	November 30, 2010
Related to borrowing arrangements and others:
Other current assets	$29,174	$11,865

Related to long-term projects:
Other current assets	-	3,153
Other assets	2,543	2,454

Total restricted cash	$31,717	$17,472

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2011, the Company had not experienced any losses on such deposits.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through May 31, 2011, such losses have been within management’s expectations.

In the three months ended May 31, 2011, one customer accounted for 10% of the Company’s total revenue. In the six months ended May 31, 2011, no customer accounted for more than 10% of the Company’s total revenue. In the three and six months ended May 31, 2010, one customer accounted for approximately 12% and 11%, respectively, of the Company’s total revenue. As of May 31, 2011, no customer accounted for more than 10% of the Company’s total accounts receivable balance. As of November 30, 2010, one customer accounted for approximately 16% of the total consolidated accounts receivable balance. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 34% of the total revenue for both the three and six months ended May 31, 2011, respectively, and approximately 38% of the total revenue for both the three and six months ended May 31, 2010.

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

The Company’s Mexico operation primarily focuses on projects with the Mexican government and other local agencies that are long-term in nature. Under the agreements, the Company sells computers and equipment to contractors that provide services to the Mexican government. The payments are due on a monthly basis and contingent upon the contractors performing certain services, fulfillment of certain obligations and meeting certain conditions. The Company recognizes product revenue and cost of revenue on a straight-line basis over the term of the contract, which coincides with payments no longer being contingent.

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

Net income per common share-diluted is computed by adding the dilutive effect of in-the-money employee stock options, restricted stock awards, restricted stock units and similar equity instruments granted by the Company to the basic weighted-average number of outstanding common shares. The Company uses the treasury stock method, under which the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in “Additional paid-in capital” when the award becomes deductible are assumed to be used to repurchase shares.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The calculation of net income per common share attributable to SYNNEX Corporation is presented in Note 10.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends existing guidance regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to the Company beginning in the second quarter of fiscal year 2012. The Company will update its fair value disclosures to comply with the updated disclosure requirements.

In June 2011, the FASB issued an accounting update that amends the presentation of “Comprehensive income” in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2013. The Company will update its presentation of “Comprehensive income” to comply with the updated disclosure requirements.

During the fiscal year 2011, the Company adopted the following accounting standards:

In October 2009, the FASB issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. This accounting update was effective for the first annual reporting period beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was adopted by the Company beginning December 1, 2010 and did not have a material impact to its consolidated financial statements.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard modified the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard was effective for the first annual reporting period beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was applicable to the Company beginning December 1, 2010 and did not have a material impact on its consolidated financial statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

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

The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2011 and 2010 and the grant-date fair value of the awards:

	Three Months Ended		Three Months Ended
	May 31, 2011		May 31, 2010
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	-	$-	60	$769
Restricted stock awards	22	719	41	1,204
Restricted stock units	10	324	100	2,673

	32	$1,043	201	$4,646

	Six Months Ended		Six Months Ended
	May 31, 2011		May 31, 2010
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	-	$-	60	$769
Restricted stock awards	27	887	49	1,453
Restricted stock units	10	324	100	2,673

	37	$1,211	209	$4,895

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

During the three and six months ended May 31, 2011, the Company did not award any stock option awards. The Company recorded share-based compensation expense of $1,975 and $3,916 for the three and six months ended May 31, 2011, respectively, and $1,743 and $3,666 for the three and six months ended May 31, 2010, respectively.

NOTE 4—BALANCE SHEET COMPONENTS:

Inventories

The Company’s inventories substantially consist of finished goods.

	As of
	May 31, 2011	November 30, 2010
Short-term investments
Trading securities	$8,005	$7,909
Available-for-sale securities	52	102
Held-to-maturity securities	-	910
Cost-method securities	2,413	2,498

	$10,470	$11,419

Accounts receivable, net
Trade accounts receivable	$956,620	$1,039,850
Less: Allowance for doubtful acccounts	(20,559)	(20,408)
Less: Allowance for sales returns	(25,510)	(32,525)

	$910,551	$986,917

Receivable from vendors, net
Receivables from vendors	$126,096	$137,887
Less: Allowance for doubtful acccounts	(5,856)	(5,478)

	$120,240	$132,409

Property and equipment, net
Land	$16,852	$14,246
Equipment and computers	71,354	61,842
Furniture and fixtures	15,285	9,746
Buildings, leasehold improvements	93,261	81,119
Construction in progress	2,020	151
Total property and equipment, gross	198,772	167,104
Less: Accumulated depreciation	(84,422)	(75,109)

	$114,350	$91,995

During the first quarter of fiscal year 2011, the Company entered into a capital lease with the option to purchase at the end of the two-year lease period, a distribution and warehouse facility in the United States. The capital lease asset recorded was $8,342 and the long-term capital lease obligation as of May 31, 2011 was $7,299. As of May 31, 2011, the Company had long-term capital lease obligations of $1,367 pertaining to its acquisition of SYNNEX Infotec Corporation (“Infotec Japan”).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Goodwill

	Distribution	GBS	Total
Balance as of November 30, 2010	$89,031	$50,549	$139,580
Changes during the period	15,584	16,202	31,786
Foreign currency translation	4,220	768	4,988

Balance as of May 31, 2011	$108,835	$67,519	$176,354

During the three and six months ended May 31, 2011, goodwill recorded in the distribution segment primarily relates to the acquisition of Infotec Japan. In the global business services (“GBS”) segment, the increase in goodwill is due to the acquisition of certain businesses of e4e, Inc.

Intangible assets, net

	As of May 31, 2011			As of November 30, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$36,816	$(26,334)	$10,482	$36,815	$(25,564)	$11,251
Customer lists	45,394	(21,364)	24,030	32,196	(18,005)	14,191
Other intangible assets	4,492	(3,736)	756	6,453	(3,624)	2,829

	$86,702	$(51,434)	$35,268	$75,464	$(47,193)	$28,271

Amortization expense for the three and six months ended May 31, 2011 were $1,761 and $3,810, respectively, and for the three and six months ended May 31, 2010 were $1,346 and $2,580, respectively. The increase in intangible assets as of May 31, 2011 compared to November 30, 2010 is due to the acquisition of Infotec Japan within the distribution segment and the acquisition of certain businesses of e4e, Inc. in the GBS segment.

NOTE 5—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	As of May 31, 2011			As of November 30, 2010

	Cost Basis	Unrealized (Losses)/Gains	Carrying Value	Cost Basis	Unrealized (Losses)/Gains	Carrying Value
Short-term investments
Trading securities	$9,309	$(1,304)	$8,005	$9,324	$(1,415)	$7,909
Available-for-sale securities	1	51	52	55	47	102
Held-to-maturity securities	-	-	-	910	-	910
Cost-method securities	2,413	-	2,413	2,498	-	2,498

	$11,723	$(1,253)	$10,470	$12,787	$(1,368)	$11,419

Long-term investments in other assets
Available-for-sale securities	$981	$153	$1,134	$-	$-	$-

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Trading securities and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

The following table summarizes the total realized and unrealized gains and losses recorded on the Company’s trading investments in the three and six months ended May 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Realized and unrealized gain (loss) on trading investments	$(250)	$73	$472	$179

No other-than-temporary loss was recorded on the available-for-sale and cost-method securities during the three and six months ended May 31, 2011 and 2010.

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the British Pound, Canadian Dollar, Chinese Renminbi, Costa Rican Colon, Indian Rupee, Japanese Yen, Mexican Peso, and Philippine Peso. The Company’s foreign locations enter into transactions and own monetary assets and liabilities that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14. The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of May 31, 2011 and November 30, 2010:

	Fair Value as of
Location	May 31, 2011	November 30, 2010
Accrued liabilities	$(104)	$(170)
Other current assets	95	537

	$(9)	$367

The notional amounts of the foreign exchange forward contracts that were outstanding as of May 31, 2011 and November 30, 2010 were $83,522 and $118,596, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. During the three and six months ended May 31, 2011, the Company recorded in “Other income, net” total realized and unrealized losses related to its forward contracts of $1,915 and $3,889, respectively. During the three and six months ended May 31, 2010, the Company recorded in “Other income, net” total realized and unrealized losses related to its forward contracts of $626 and $947, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”). In November 2010, the Company amended and restated the U.S. Arrangement replacing the lenders and the lead agent (“Amended and Restated U.S. Arrangement”). The Company can now pledge up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”) as compared to a maximum of $350,000 under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding on the Amended and Restated U.S. Arrangement as of May 31, 2011 and November 30, 2010 were $105,000 and $209,100, respectively.

Under the terms of the Amended and Restated U.S. Arrangement, the Company sells, on a revolving basis, its U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables as security. Any borrowings under the Amended and Restated U.S. Arrangement are recorded as debt on the Company’s Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company’s cost of borrowing or loss of the Company’s financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on the Company’s financial condition and results of operations.

The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 15 for further information. The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net sales financed	$171,756	$153,995	$330,815	$300,002

Flooring fees (1)	599	768	1,033	1,477

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of May 31, 2011 and November 30, 2010, accounts receivable subject to flooring agreements were $49,036 and $53,985, respectively.

Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements as of May 31, 2011 was $41,804.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	As of May 31, 2011	As of November 30, 2010
Convertible debt	$133,678	$131,289
SYNNEX U.S. securitization	105,000	209,100
SYNNEX Canada revolving line of credit	32,792	36,240
SYNNEX Canada term loan	9,924	9,677
Infotec Japan short-term revolving credit facility	49,062	-
Infotec Japan term loan credit facility	73,592	-
Infotec Japan term loans	15,270	-

Total borrowings	419,318	386,306
Less: Current portion	(201,544)	(245,973)

Non-current portion	$217,774	$140,333

Convertible debt

In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Notes”) in a private placement. The carrying amount of the convertible debt, net of the unamortized debt discount, was $133,678 and $131,289 as of May 31, 2011 and November 30, 2010, respectively. The Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the redemption date. See Note 9. Also, the Notes contain various features which under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity.

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

SYNNEX U.S. senior secured revolving line of credit

The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution. In November 2010, the Company amended and restated the revolver (the “Amended and Restated Revolver”) to remove one of the lenders and increase the maximum commitment of the remaining lender from $80,000 to $100,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company’s request, in the event the current lender consents to such increase or another lender participates in the Amended and Restated Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company’s option. The margin on the LIBOR is determined in accordance with its fixed charge coverage ratio under the Amended and Restated Revolver and is currently 2.25%. The Company’s base rate is determined based on the higher of (i) the financial institution’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) one month LIBOR plus 1.00%. An unused line fee of 0.50% per annum is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lenders’ commitments; however, that fee is reduced to 0.35% if the outstanding principal amount of the Amended and Restated Revolver is greater than half of the lenders’ commitments. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires in November 2013. It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, the Company does not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of May 31, 2011 and November 30, 2010.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

SYNNEX U.S. unsecured revolving line of credit

In February 2011, the Company entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25,000. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or LIBOR rate, at the Company’s option. The margin on the LIBOR is 2.00%. The Company’s base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of May 31, 2011, there was no amount outstanding under this arrangement.

SYNNEX Canada revolving line of credit

SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125,000 (“Canadian Revolving Arrangement”). The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of May 31, 2011, outstanding standby letters of credit totaled $3,317. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.00% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.

SYNNEX Canada term loan

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017.

Infotec Japan credit facility

Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JP¥ 10,000,000. The credit agreement is comprised of a JP¥ 6,000,000, long-term loan and a JP¥ 4,000,000, short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. The Company has issued a guarantee of JP¥ 7,000,000 under this credit facility.

Infotec Japan term loans

Infotec Japan has two term loans from financial institutions which include a short-term loan of JP¥1,000,000, which expires in January 2012 and bears a fixed interest rate of 2.00% and a term loan of JP¥ 245,000, which expires in December 2012 and bears a fixed interest rate of 1.50%.

Others

The Company had outstanding letters of credit amounting to $750 under a letter of credit facility as of November 30, 2010. This letter of credit facility was terminated in March 2011.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Future principal payments

Future principal payments as of May 31, 2011 under the above loans are as follows:

Fiscal Years Ended November 30,	As of May 31, 2011
2011	$188,052
2012	14,690
2013	74,768
2014	787
2015	830
Thereafter	6,513

$285,640

Due to the uncertainty of the timing and amount that may be settled in cash, the principal amount of $133,678 of the Notes described in Note 9 is not included in the table above.

Interest expense and finance charges

For the three and six months ended May 31, 2011, the total interest expense and finance charges for accounts receivable securitization, the revolving lines of credit, the Notes and all other debt were $7,014 and $13,947, respectively, including non-cash debt accretion expense of $1,202 and $2,389, respectively, for the Notes. For the three and six months ended May 31, 2010, the total interest expense and finance charges for accounts receivable securitization, the revolving lines of credit, the Notes and all other debt were $5,414 and $11,136, respectively, including non-cash debt accretion expense of $1,112 and $2,207, respectively, for the Notes. The interest expense and finance charges are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. The interest expense for the six months ended May 31, 2010, includes the partial write off of $842 in unamortized debt costs relating to amending and restating the U.S. Arrangement and the Revolver and the termination of the Company’s prior Canadian credit arrangements. The variable interest rates ranged between 0.86% and 4.30% in the three months ended May 31, 2011 and between 0.86% and 4.46% in the six months ended May 31, 2011. The variable interest rates ranged between 0.90% and 3.75% in both the three and six months ended May 31, 2010.

Covenants compliance

In relation to the Notes, Amended and Restated U.S. Arrangement, the Amended and Restated Revolver, the Infotec Japan credit facility, the Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of the Notes subject to certain liquidity tests.

As of May 31, 2011, the Company was in compliance with all material covenants for the above arrangements.

Guarantees

The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $232,792 and $108,497 as of May 31, 2011 and November 30, 2010, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 9—CONVERTIBLE DEBT:

Convertible debt	As of May 31, 2011	As of November 30, 2010
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(10,072)	(12,461)

Net carrying amount	$133,678	$131,289

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

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if the Company has called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1 principal amount of Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. The above mentioned contingencies were not triggered as of May 31, 2011.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

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

As of May 31, 2011, the remaining amortization period is approximately 23 months assuming the redemption of the Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,624 and $3,247, during the three and six months ended May 31, 2011, respectively, and $1,624 and $3,247 during the three and six months ended May 31, 2010, respectively. Based on an effective rate of 8.0%, the Company recorded non-cash interest expense of $1,202 and $2,389 during the three and six months ended May 31, 2011, respectively, and $1,112 and $2,208 during the three and six months ended May 31, 2010, respectively. As of both May 31, 2011 and November 30, 2010, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22,836. As of May 31, 2011, the if-converted value of the Notes did not exceed the principal balance.

The Notes contain various features that under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity. Further, the date of settlement of the Notes is uncertain due to the various features of the Notes including put and call features. Because the Company currently intends to settle the Notes using cash at some future date, the Company maintains within its Amended and Restated U.S. Arrangement, the Amended and Restated Revolver and the U.S. unsecured revolving line of credit ongoing features that allow the Company to utilize cash from these facilities to cash settle the Notes, if desired.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—NET INCOME PER COMMON SHARE:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$31,401	$24,844	$61,122	$48,093
Discontinued operations:
Income from discontinued operations, net of tax	-	-	-	59
Gain on sale of discontinued operations, net of tax	-	-	-	11,351

Net income attributable to SYNNEX Corporation	$31,401	$24,844	$61,122	$59,503

Weighted-average common shares - basic	35,693	34,624	35,661	34,256
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	849	1,079	849	1,227
Conversion spread of convertible debt	556	-	535	-

Weighted-average common shares - diluted	37,098	35,703	37,045	35,483

Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$0.88	$0.72	$1.71	$1.41
Discontinued operations	-	-	-	0.33

Net income per common share - basic	$0.88	$0.72	$1.71	$1.74

Diluted:
Income from continuing operations	$0.85	$0.70	$1.65	$1.36
Discontinued operations	-	-	-	0.32

Net income per common share - diluted	$0.85	$0.70	$1.65	$1.68

Options to purchase 19 and 22 shares of common stock for the three and six months ended May 31, 2011, respectively, and 45 and 40 shares of common stock for the three and six months ended May 31, 2010, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of both May 31, 2011 and November 30, 2010, MiTAC International and its affiliates beneficially owned approximately 29% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Until July 31, 2010, the Company worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled the Company to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to the Company’s contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly served by MiTAC International and the Company. As part of this transaction, the Company provides MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sale agreement also includes earn-out and profit sharing provisions, which are based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During the three and six months ended May 31, 2011, the Company recorded $2,586 and $4,096, respectively, for service fees earned, reimbursements for facilities and overhead costs and the achieved earn-out condition.

The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $941 and $2,328 during the three and six months ended May 31, 2011, respectively, and $48,536 and $114,923 for the three and six months ended May 31, 2010, respectively. The Company’s sales to MiTAC International and its affiliates during the three and six months ended May 31, 2011 totaled $538 and $824, respectively, and during the three and six months ended May 31, 2010, totaled $567 and $1,235, respectively. Most of the purchases and sales in the three and six months ended May 31, 2010 were pursuant to the Master Supply Agreement with MiTAC International and the Company’s former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.

The Company’s business relationship with MiTAC International had been informal and was not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

During the period of time that the Company worked with MiTAC International, the Company negotiated manufacturing, pricing and other material terms on a case-by-case basis with MiTAC International and its contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, the Company believes that the significant terms under its arrangements with MiTAC International, including pricing, will not materially differ from the terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors. As MiTAC International’s ownership interest in the Company decreases as a result of sales of the Company’s stock and additional dilution, its interest in the success of the business and operations may decrease as well.

Beneficial ownership of the Company’s common stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 29% of the Company’s common stock as of May 31, 2011. These shares are owned by the following entities:

May 31, 2011
(shares in thousands)
MiTAC International (1)	6,178
Synnex Technology International Corp. (2)	4,427

Total	10,605

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 622 thousand shares (of which 224 thousand shares are directly held and 398 thousand shares are subject to exercisable options) held by Matthew Miau.
(2)	Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.0% in Synnex Technology International. Neither MiTAC International, nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on the Company’s business in the past, and it does not expect it to do so in the future.

The Company owns shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, the Company’s founder and former Chairman. As of May 31, 2011, the value of the investment was $849. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International, nor Synnex Technology International is restricted from competing with the Company.

Others

On August 31, 2010, the Company acquired a 33.3% noncontrolling interest in SB Pacific Corporation Limited (“SB Pacific”) a newly formed company. The Company is not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is the Company’s founder and former Chairman. The Company’s 33.3% investment in SB Pacific is accounted for as an equity-method investment and is included in “Other assets.” The balance of the investment as of May 31, 2011 and November 30, 2010 was $6,031 and $1,095, respectively. The Company regards SB Pacific to be a variable interest entity and as of May 31, 2011, its maximum exposure to loss was limited to $6,031. During the three and six months ended May 31, 2011, the Company paid $75 and $150, respectively, in management fees to SB Pacific. SB Pacific owns a 30.0% noncontrolling interest in Infotec Japan.

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

The distribution services segment distributes IT systems, peripherals, system components, software, networking equipment, consumer electronics, and complementary products and video games to a variety of customers, including value-added resellers, system integrators, and retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management, refurbishment and logistics.

The GBS services segment offers a range of services to the Company’s customers that include customer management, renewals management, and back office processing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Summarized financial information related to the Company’s reportable business segments for the three and six months ended May 31, 2011 and 2010, and as of May 31, 2011 and November 30, 2010 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2011
Revenue	$2,463,789	$38,752	$(6,739)	$2,495,802
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	50,455	3,705	-	54,160
Three months ended May 31, 2010
Revenue	$2,011,211	$27,645	$(6,044)	$2,032,812
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	40,452	2,982	-	43,434
Six months ended May 31, 2011
Revenue	$4,932,404	$77,990	$(13,658)	$4,996,736
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	97,674	7,339	-	105,013
Six months ended May 31, 2010
Revenue	$3,926,551	$53,717	$(11,418)	$3,968,850
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	76,446	5,941	-	82,387

Total assets as of May 31, 2011	$2,444,726	$262,283	$(153,889)	$2,553,120
Total assets as of November 30, 2010	$2,409,998	$224,677	$(134,814)	$2,499,861

The inter-segment eliminations relate to the inter-segment back-office support services provided by the GBS segment to the distribution segment, inter-segment investments and inter-segment accounts receivable.

Segment by geography

The Company primarily operates in North America. The United States and Canada are included in the “North America” operations. China, India, Japan and the Philippines are included in “Asia-Pacific” operations and Costa Rica, Mexico and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three and six months ended May 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Revenue
North America	$2,154,613	$1,987,188	$4,277,215	$3,886,685
Asia-Pacific	332,242	16,786	649,718	32,703
Other	8,947	28,838	69,803	49,462

	$2,495,802	$2,032,812	$4,996,736	$3,968,850

	As of
	May 31, 2011	November 30, 2010
Long-lived assets
North America	$96,984	$84,666
Asia-Pacific	34,182	15,602
Other	19,546	11,885

	$150,712	$112,153

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

Revenue in the United States was approximately 72% and 71% of the total revenue for the three and six months ended May 31, 2011, respectively, and 82% of the total revenue for both the three and six months ended May 31, 2010. Revenue in Canada was approximately 15% for both of the three and six months ended May 31, 2011 and 15% and 16% of total revenue for the three and six months ended May 31, 2010, respectively. Revenue in Japan was approximately 13% and 12% of the total revenue for the three and six months ended May 31, 2011.

Long-lived assets in the United States were approximately 52% and 58% of total long-lived assets as of May 31, 2011 and November, 30 2010, respectively. Long-lived assets in Canada were approximately 13% and 17% of total long-lived assets as of May 31, 2011 and November 30, 2010, respectively. Long-lived assets in Japan were approximately 12% of total long-lived assets as of May 31, 2011.

NOTE 13—ACQUISITIONS AND DIVESTITURES:

Fiscal year 2011 acquisitions

On December 1, 2010, the Company acquired 70% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation, and SB Pacific, the Company’s equity-method investee, acquired the remaining 30% noncontrolling interest. The Company’s total direct and indirect ownership of Marubeni Infotec Corporation is 80%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, (“Infotec Japan”) is a distributor of IT equipment, electronic components and software in Japan. The aggregate consideration for the transaction was JP¥700,000, or approximately $8,392, of which the Company’s direct share was $5,888. This acquisition is in the distribution segment and will enable the Company’s expansion into Japan.

The preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase Consideration:
Cash Payment	$5,888
Contribution from noncontrolling interest	2,504

$8,392

Allocation:
Cash	$1,371
Short-term investments	937
Accounts receivable	178,384
Receivable from vendors	8,525
Inventories	84,553
Other current assets	2,119
Property, plant and equipment	5,521
Goodwill	18,503
Intangible assets(1)	9,103
Other long-term assets	3,814
Short-term borrowings	(103,646)
Accounts payable	(161,228)
Accrued liabilities	(15,151)
Long-term borrowings	(2,088)
Other long-term liabilities	(22,325)

$8,392

(1)	Intangibles will be amortized over a period of 3-10 years.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The Company expects to finalize the purchase price allocation upon the completion of further detailed analysis.

In addition, the Company has acquired $24,037 net operating loss of Infotec Japan and the Company has recorded a valuation allowance of $13,155 and a reserve of $10,882 for uncertain tax positions.

Subsequent to the acquisition, the Company and SB Pacific invested $14,980 and $6,420, respectively, in additional capitalization of Infotec Japan.

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

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Revenue	$2,495,802	$2,352,002	$4,996,736	$4,607,849
Income from continuing operations, atttributable to SYNNEX Corporation	31,401	25,761	61,122	49,483
Net income from continuing operations per share - basic	$0.88	$0.74	$1.71	$1.44
Net income from continuing operations per share - diluted	$0.85	$0.72	$1.65	$1.39

The employees of Infotec Japan are covered by post-retirement employment benefits plans, which include both defined benefit and defined contribution plans.

During the first quarter of fiscal year 2011, the Company acquired certain businesses of e4e, Inc. for $23,000 in cash, with $1,000 payable upon the completion of certain post-closing conditions. e4e, Inc. was a privately-held BPO services company that had operations in the United States, the UK and India. The acquisition is in the GBS segment and is expected to bring additional BPO scale, complement the Company’s service offerings and expand its customer base and geographic presence. The net tangibles assets acquired were $5,858 and the Company recorded $17,142 in goodwill and intangibles. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis, which may change the allocation of the purchase price.

Fiscal year 2010 acquisitions

On February 26, 2010, the Company purchased substantially all of the North American assets of Jack of All Games, Inc., a distributor of video game hardware and software. The Company expects this acquisition to expand its consumer electronics product offerings. The acquisition is fully integrated into the Company’s distribution segment. Since the close of the acquisition, the Company made certain adjustments to the fair value of inventories and other assets acquired and liabilities assumed related to this transaction. These adjustments had the impact of lowering the purchase price by $6,880. The total consideration as adjusted is $35,773. The net tangible assets acquired were $27,434 and the Company recognized $4,500 of intangible assets and $3,839 in goodwill.

In November 2010, the Company acquired 100% of the stock of Aspire Technology Limited (“Aspire”) and Encover, Inc. (“Encover”) for $40,047, including $8,709 in earn-out payments payable upon the achievement of certain milestones up to three years following the date of the acquisitions. The fair value of the contingent consideration recorded on the date of the acquisitions was $8,450. During the three and six months ended May 31, 2011, the Company recognized a benefit of $1,333 for changes in the fair value of the contingent consideration. These acquisitions provide warranty and license renewals management through proprietary software and services. The Company recognized $22,016 in goodwill and $11,726 in intangible assets. The purchase price is subject to a holdback of $1,850 for a period of twenty-four months from the purchase date. These acquisitions are fully integrated into the GBS segment.

The determination of the fair value of the purchase price and the net assets acquired for the acquisition of Aspire and Encover is preliminary, subject to the completion of further detailed analysis, which may change the allocation of the purchase price.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

With the exception of Infotec Japan, the above acquisitions in the fiscal years 2011 and 2010, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting for business combinations utilizing the purchase method of accounting.

Fiscal year 2010 divestitures

On December 28, 2009, the Company sold its controlling interest in China Civilink (Cayman), the results of which are presented in “Discontinued operations.” Please see Note 17—Discontinued Operations for a detailed discussion on this transaction.

On July 31, 2010, the Company sold to MiTAC International, inventory and certain customer contracts, primarily related to contract assembly customers jointly served by the Company and MiTAC International. The sale agreement includes earn-out and profit-sharing provisions, which are based on near-term operating performance metrics for the defined customers included in the transaction. The Company provides MiTAC International certain transition services on a fee basis. Please see Note 11— Related Party Transactions for more information on this transaction.

On August 31, 2010, the Company sold its controlling interests in Nihon Daikou Shouji Co., Ltd. for $3,072 to SB Pacific.

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

The following table summarizes the valuation of the Company’s short-term investments and financial instruments that are measured at fair value on a recurring basis:

	May 31, 2011				November 30, 2010
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Trading securities	$8,005	$8,005	$-	$-	$7,909	$7,909	$-	$-
Available-for-sale securities in short-term investments	52	52	-	-	102	102	-	-
Available-for-sale securities in other assets	1,134	1,134	-	-	-	-	-	-
Forward foreign currency exchange contracts	95	-	95	-	537	-	537	-
Liabilities:
Forward foreign currency exchange contracts	104	-	104	-	170	-	170	-
Acquisition-related contingent consideration	7,117	-	-	7,117	8,450	-	-	8,450

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

The Company’s investments in trading and available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.

The acquisition-related contingent consideration represents the future earn-out payments relating to the acquisitions of Aspire and Encover, as described in Note 13– Acquisitions and Divestitures. The fair values of the contingent consideration are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. The maximum payout for the earn-out for Aspire and Encover is approximately $8,710 in aggregate. During the three months ended May 31, 2011, the fair value of the contingent consideration was remeasured and the resulting decrease of $1,333 was recorded as a benefit to “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

The following table summarizes the reconciliation of the beginning and ending balances of the fair value of the contingent consideration measured using significant unobservable inputs (Level 3):

Estimated Fair Value of Contingent consideration
Balance as of November 30, 2010	$8,450
Changes in fair value	(1,333)

Balance as of May 31, 2011	$7,117

The following table summarizes the realized and unrealized gains and losses recorded in “Other income, net” in the Consolidated Statements of Operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency contracts:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Realized gain (loss)	$(1,756)	$(909)	$(3,529)	$(1,195)
Unrealized gain (loss)	(410)	210	112	427

Total realized and unrealized gain/(loss)	$(2,166)	$(699)	$(3,417)	$(768)

The following table presents the assets and liabilities that are not carried at fair value as of May 31, 2011 and November 30, 2010:

	As of May 31, 2011		As of November 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost-method investments in short-term investments	$2,413	$3,871	$2,498	$3,878
Long-term accounts receivable	5,084	5,084	6,539	6,539
SYNNEX Canada term loan	9,924	9,924	9,677	9,677
Infotec Japan term loan credit facility	73,592	73,592	-	-
Infotec Japan term loans	15,270	15,270	-	-
Convertible debt	133,678	183,987	131,289	168,821

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

For the three and six months ended May 31, 2011 and 2010

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

The cost-method investments in “Other assets” consist of investments in equity securities of private entities. The carrying value of the investments was $3,661 and $3,400 as of May 31, 2011 and November 30, 2010, respectively. As of November 30, 2010, the fair value of these cost-method investments is greater than the carrying value. There have been no significant changes to the fair value of the investments as of May 31, 2011.

The Company’s 33.3% noncontrolling investment in SB Pacific is recorded under the equity method of accounting and is included in “Other assets.” The investment was made in the fiscal year 2010 and the carrying value of the investment as of May 31, 2011 and November 30, 2010 was $6,031 and $1,095, respectively. As of May 31, 2011 and November 30, 2010, the fair value of this investment is equal to its carrying value.

The carrying value of other financial instruments, including cash equivalents, held-to-maturity securities, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of May 31, 2011 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2011 under these agreements and, the Company is not aware of any pending customer defaults or repossession obligations.

The Company is from time to time involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. These preference actions are filed by the bankruptcy trustee on behalf of the bankrupt estate and generally seek to have payments made by the debtor within ninety days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt estate’s creditors. The Company is not currently involved in any material preference proceedings.

In conjunction with the sale of China Civilink (Cayman), which is described in Note 17—Discontinued Operations, the Company has recorded a contingent indemnification liability of $4,122.

The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 16—RESTRUCTURING CHARGES:

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. During the three and six months ended May 31, 2011, the Company made payments of $298 and $596, respectively, for the remaining lease obligations on the RGC facility and $91 and $182 for the three and six months ended May 31, 2010, respectively. The remaining balance outstanding on facility and exit costs as of May 31, 2011 and November 30, 2010 was $35 and $630, respectively. These lease obligations are expected to be completed by June 2011.

NOTE 17—DISCONTINUED OPERATIONS:

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions, was sold to Alibaba.com Limited. HiChina Web Solutions provided domain name registration and web site hosting and design. HiChina Web Solutions was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary company of SYNNEX Corporation. The Company received $65,395 for its estimated 79% controlling ownership in HiChina Web Solutions. During the six months ended May 31, 2010, the Company recorded total gain on the sale of $11,351, net of $1,154 income. The Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of the Company’s GBS segment. The Company has no significant continuing involvement in the operations of HiChina Web Solutions. In conjunction with the sale of HiChina Web Solutions, the Company recorded a contingent indemnification liability of $4,122.

The sale of HiChina Web Solutions qualified as a discontinued operation component of the Company and accordingly, the Company has excluded results of the HiChina Web Solutions operation from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of HiChina Web Solutions for the six months ended May 31, 2010, which are included in the earnings from discontinued operations:

Six months ended
May 31, 2010*
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

For the three and six months ended May 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

NOTE 18—EQUITY:

A reconciliation of the changes in equity for the six months ended May 31, 2011 and 2010 is presented below:

	Six Months Ended May 31, 2011			Six Months Ended May 31, 2010
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$992,670	$157	$992,827	$828,322	$10,413	$838,735
Issuance of common stock on exercise of options	2,908	-	2,908	12,289	-	12,289
Issuance of common stock for employee stock purchase plan	513	-	513	444	-	444
Tax benefit from exercise of non-qualified stock options	2,456	-	2,456	10,496	-	10,496
Shares withheld for employee taxes	(3,079)	-	(3,079)	(361)	-	(361)
Share-based compensation	3,916	-	3,916	3,666	-	3,666
Capital contribution by noncontrolling interest	-	9,024	9,024	-	-	-
Change in equity for HiChina Web Solutions (1)	-	-	-	(5,946)	(7,418)	(13,364)
Comprehensive income:
Net income	61,122	60	61,182	59,503	117	59,620
Other comprehensive income (loss):
Changes in unrealized gain on available-for-sale securities	97	-	97	8	-	8
Foreign currency translation adjustment	13,247	205	13,452	1,241	(154)	1,087

Total other comprehensive income (loss)	13,344	205	13,549	1,249	(154)	1,095

Total comprehensive income (loss)	74,466	265	74,731	60,752	(37)	60,715

Ending balance of equity:	$1,073,850	$9,446	$1,083,296	$909,662	$2,958	$912,620

(1)	See Note 17—Discontinued operations for further discussion.

NOTE 19—SUBSEQUENT EVENT:

In June 2011, the Company’s Board of Directors approved an anti-dilution repurchase program of up to $65,000 of its Common Stock over a period of up to three years for the purpose of mitigating or reducing the dilution resulting from various employee stock incentive and stock purchase programs. Stock repurchases under the program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits of our acquisitions, impact of MiTAC International Corporation, or MiTAC International, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, the settlement of our convertible notes, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions and risks set forth under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 500 corporation and a leading business process services company, servicing resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. Our primary business process services are distribution and business process outsourcing, or BPO. We operate in two segments: distribution services and global business services, or GBS. Our distribution services segment distributes IT systems, peripherals, system components, software, networking equipment, consumer electronics, or CE, and complementary products. We also provide contract assembly services within our distribution segment. Our GBS segment offers a range of BPO services to our customers that include customer management, renewals management, back office processing and information technology outsourcing, or ITO, on a global platform. To further enhance our BPO solutions, we provide value-added support services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office outsourcing and post-sales technical support.

We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 25,000 technology products (as measured by SKUs) from more than 100 IT and CE OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of May 31, 2011, we had over 10,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 86% of our total revenue was from North America for both the three and six months ended May 31, 2011 and 98% for both the three and six months ended May 31, 2010.

We purchase IT systems, peripherals, system components, software, networking equipment, CE and complementary products from our primary suppliers such as Hewlett-Packard Company, or HP, Microsoft, Panasonic, Lenovo and Seagate and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers.

Recent Acquisitions and Divestitures

We seek to augment our service offerings by expansion with strategic acquisitions of businesses and assets that complement and expand our global BPO capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. Our historical acquisitions have brought us new reseller and retail customers, OEM suppliers, and product lines, have extended the geographic reach of our operations, particularly in targeted markets, and have diversified and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our Consolidated Financial Statements from the closing date of the acquisition.

Acquisitions during the fiscal year 2011

On December 1, 2010, we acquired 70% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation and SB Pacific Corporation Limited, or SB Pacific, our equity-method investee, acquired the remaining 30% noncontrolling interest. Our total direct and indirect ownership of Marubeni Infotec Corporation is 80%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, or Infotec Japan, is a distributor of IT equipment, electronic components and software in Japan.

The aggregate consideration for the transaction was JP¥700.0 million or approximately $8.4 million, of which our direct share was $5.9 million. As part of the acquisition, we assumed debt of $105.7 million. The total net tangible liabilities in excess of net tangible assets acquired were $19.2 million. We recorded $27.6 million in goodwill and intangibles. In addition, we have acquired $24.0 million net operating losses of Infotec Japan and we recorded a valuation allowance of $13.1 million and a reserve of $10.9 million for uncertain tax positions. We expect to finalize the purchase price allocation upon completion of further detailed analysis. Subsequent to the acquisition, we and SB Pacific invested $15.0 million and $6.4 million, respectively, in additional capitalization of Infotec Japan. This acquisition is in the distribution segment and we believe will enable our expansion into Japan.

The employees of Infotec Japan are covered by post-retirement employment benefits plans, which include both defined benefit and defined contribution plans.

Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements as of May 31, 2011 was $41.8 million.

In March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events have affected the infrastructure in the country, caused power outages and also temporarily disrupted the supply chain for some vendors both locally and internationally. Infotec Japan suffered nominal inventory and facility damages. We continue to monitor the situation closely to assess the impact to our local operations and demand environment.

During the first quarter of fiscal year 2011, we acquired certain businesses of e4e, Inc. for $23.0 million in cash, with $1.0 million payable upon the completion of certain post-closing conditions. e4e, Inc. was a privately-held BPO services company that has operations in the United States, the United Kingdom and India. The acquisition is in our GBS segment and is expected to bring additional BPO scale, complement our service offerings and expand our customer base and geographic presence. The net tangibles assets acquired were $5.9 million and we recorded $17.1 million in goodwill and intangibles. The determination of the fair value of the net assets acquired is preliminary, subject to the finalization of more detailed analysis, which may change the allocation of the purchase price.

Acquisitions during the fiscal year 2010

On February 26, 2010, we purchased substantially all of the North American assets of Jack of All Games, Inc., a distributor of video game hardware and software. Since the close of the acquisition, we made certain adjustments to the fair value of inventories and other assets acquired and liabilities assumed related to this transaction. These adjustments had the impact of lowering the purchase price by $6.9 million. The total consideration, as adjusted, was $35.8 million. The net tangible assets acquired were $27.4 million and we recognized $4.5 million of intangible assets and $3.8 million in goodwill. The acquisition is fully integrated into our distribution segment and is expected to expand our consumer electronics product offerings.

In November 2010, we acquired 100% of the stock of Aspire Technology Limited, or Aspire, and Encover, Inc., or Encover, for $40.0 million, including $8.7 million in earn-out payments payable upon the achievement of certain milestones up to three years following the date of the acquisitions. The fair value of the contingent consideration recorded on the date of the acquisitions was $8.5 million. During the three and six months ended May 31, 2011, we recognized a benefit of $1.3 million for changes in the fair value of the contingent consideration. These acquisitions provide warranty and license renewals management through proprietary software and services. We recognized $22.0 million in goodwill and $11.7 million in intangible assets. The purchase price is subject to a holdback of $1.9 million for a period of twenty-four months from the purchase date. These acquisitions are fully integrated into our GBS segment.

The determination of the fair value of the purchase price and the net assets acquired for the acquisition of Aspire and Encover is preliminary, subject to the completion of further detailed analysis, which may change the allocation of the purchase price.

Restructuring Charges

In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada. During the three and six months ended May 31, 2011, we made payments of $0.3 million and $0.6 million, respectively, which are included in selling, general and administrative expenses, for the remaining lease obligations on the RGC facility. The balances outstanding on facility and exit costs as of May 31, 2011 and November 30, 2010 were $0.1 million and 0.6 million, respectively. The lease obligations are expected to be completed by June 2011.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three and six month periods ended May 31, 2011 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2010. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Statements of Operations Data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.19)	(94.26)	(94.22)	(94.31)

Gross profit	5.81	5.74	5.78	5.69
Selling, general and administrative expenses	(3.64)	(3.60)	(3.68)	(3.61)

Income from continuing operations before non-operating items, income taxes and noncontrolling interest	2.17	2.14	2.10	2.08
Interest expense and finance charges, net	(0.25)	(0.19)	(0.25)	(0.19)
Other income, net	0.01	(0.00)	0.02	0.02

Income from continuing operations before income taxes and noncontrolling interest	1.93	1.95	1.87	1.91
Provision for income taxes	(0.67)	(0.72)	(0.65)	(0.70)

Income from continuing operations before noncontrolling interest, net of taxes	1.26	1.23	1.22	1.21
Income from discontinued operations, net of tax	-	-	-	-
Gain on sale of discontinued operations, net of tax	-	-	-	0.29

Net income	1.26	1.23	1.22	1.50

Net (income) loss attributable to noncontrolling interest	-	(0.01)	-	-

Net income attributable to SYNNEX Corporation	1.26%	1.22%	1.22%	1.50%

Three Months and Six Months Ended May 31, 2011 and 2010

Revenue

	Three Months Ended			Six Months Ended
	May 31, 2011	May 31, 2010	% Change	May 31, 2011	May 31, 2010	% Change
	(in thousands)			(in thousands)
Revenue	$2,495,802	$2,032,812	22.8%	$4,996,736	$3,968,850	25.9%
Distribution revenue	2,463,789	2,011,211	22.5%	4,932,404	3,926,551	25.6%
GBS revenue	38,752	27,645	40.2%	77,990	53,717	45.2%
Inter-segment elimination	(6,739)	(6,044)	11.5%	(13,658)	(11,418)	19.6%

In our distribution business, we sell in excess of 25,000 technology products (as measured by active SKUs) from more than 100 IT and CE OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office support, ITO, renewals management and post-sales technical support. The inter-segment eliminations relate to the inter-segment back-office support services provided by our GBS segment to our distribution segment. GBS revenue to third parties is net of inter-segment eliminations. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.

Our revenue in the distribution segment increased during the three months ended May 31, 2011, compared to the prior year period primarily due to our fiscal first quarter 2011 acquisition of Infotec Japan and improved demand in the U.S and Canadian IT markets. During the three months ended May 31, 2011, revenue from Infotec Japan contributed approximately $316.4 million or 13% of our distribution revenue. In North America, our sales of peripherals increased 13%, sales of IT systems increased 1%, sales of system components increased 17%, sales of networking systems increased 35% and our sales of software increased by 8%.

During the six months ended May 31, 2011, our revenue in the distribution segment increased compared to the prior year period due to our acquisition of Infotec Japan, improving market conditions in U.S and Canada and revenue from Jack of All Games, Inc. which was acquired at the end of our first fiscal quarter of 2010. During the six months ended May 31, 2011, revenue from Infotec Japan contributed approximately $617.1 million, or 12% of our distribution revenue. Compared to the prior year period in North America, our sales of peripherals increased 14%, sales of IT systems increased 3%, sales of system components increased 13%, sales of networking systems increased 35% and sales of software increased 62%. The increase in our revenue from software sales in North America from the prior year period was primarily the result of the sales from Jack of All Games, Inc. gaming products.

During the three and six months ended May 31, 2011, revenue generated from the recent acquisitions in our GBS segment contributed approximately 30% and 29%, respectively, of our GBS revenue. Organic growth in revenue from our call centers during the three and six months ended May 31, 2011 was 13% and 19%, respectively compared to the prior year periods as we continue to experience increased call volume at our BPO contact centers and expansion of our service offerings and customer base.

Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2011	May 31, 2010	% Change	May 31, 2011	May 31, 2010	% Change
	(in thousands)			(in thousands)
Gross profit	$145,108	$116,667	24.4%	$288,904	$225,828	27.9%
Percentage of revenue	5.81%	5.74%		5.78%	5.69%

Our gross profit is affected by a variety of factors, including competition, average selling prices, variety of products and services we sell, customers to whom we sell, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, acquisitions and divestitures of business units, fluctuations in revenue, and our mix of business including our GBS services.

Our gross profit as a percentage of revenue in the three and six months ended May 31, 2011 increased by 7 and 9 basis points, respectively, over the prior year period. Our gross profit was favorably impacted by the growth in business in our GBS segment, the change in product mix in our distribution segment and by the contribution by our recent acquisitions in both segments.

No specific customers, or changes in pricing strategy, individually or in the aggregate, contributed significantly to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2011	May 31, 2010	% Change	May 31, 2011	May 31, 2010	% Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$90,948	$73,233	24.2%	$183,891	$143,441	28.2%
Percentage of revenue	3.64%	3.60%		3.68%	3.61%

Approximately two-thirds of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel costs. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment, bad debt expense, amortization expense on our intangible assets, and marketing expense, offset in part by reimbursements from OEM suppliers.

The increase in selling, general and administrative expenses in the three and six months ended May 31, 2011 as compared to the prior year periods was primarily due to our acquisition of Infotec Japan, our recent acquisitions in the GBS segment and the organic growth in our business.

During the three months ended May 31, 2011, 22% of our total selling, general and administrative expenses were attributable to the acquisition of Infotec Japan and our recent acquisitions in the GBS segment. In addition, we incurred $0.4 million in acquisition and integration expenses and $0.5 million for the consolidation of warehouses. Excluding the acquisitions, our overall operating expense during the three months ended May 31, 2011 was lower than the prior year period because of lower bad debt expense of $1.8 million and a benefit of $1.3 million recognized for changes in the fair value of certain contingent consideration pertaining to our acquisitions in our GBS segment, offset by higher operating expense to support the organic growth in our business.

During the six months ended May 31, 2011, 21% of our total selling, general and administrative expenses were attributable to the acquisitions of Infotec Japan and our recent acquisitions in the GBS segment. In addition, during the six months ended May 31, 2011, we incurred $1.1 million in acquisition and integration expenses and $0.5 million for the consolidation of warehouses. Excluding the acquisitions, our overall operating expense during the six months ended May 31, 2011 were higher than the prior year period because of the organic growth in our business and the full impact of our first quarter 2010 acquisition of Jack of All Games, Inc., offset by lower bad debt expense of $1.8 million and the benefit of $1.3 million for changes in the fair value of certain contingent consideration pertaining to our acquisitions in our GBS segment.

Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Three Months Ended			Six Months Ended
	May 31, 2011	May 31, 2010	% Change	May 31, 2011	May 31, 2010	% Change
	(in thousands)			(in thousands)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	$54,160	$43,434	24.7%	$105,013	$82,387	27.5%
Percentage of Total Revenue	2.17%	2.14%		2.10%	2.08%
Distribution income from continuing operations before non-operating items, income taxes and noncontrolling interest	50,455	40,452	24.7%	97,674	76,446	27.8%
Percentage of Distribution Revenue	2.05%	2.01%		1.98%	1.95%
GBS income from continuing operations before non-operating items, income taxes and noncontrolling interest	3,705	2,982	24.2%	7,339	5,941	23.5%
Percentage of GBS Revenue	9.56%	10.79%		9.41%	11.06%

Our total income from continuing operations before non-operating items, income taxes and noncontrolling interest for the three and six months ended May 31, 2011 was higher than the prior year periods, both in dollars and as a percentage of revenue. The improvement in margins was primarily due to changes in our business services mix leading to higher gross profit contribution, offset in part by higher selling, general and administrative expenses, and acquisition and integration expenses.

The distribution segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue was higher during the three and six months ended May 31, 2011 as compared to the prior year periods due to higher gross profit contribution, resulting from changes in our product and business services mix. These gains were offset by higher operating expense for the growth of our business and one-time acquisition and integration costs incurred for our Infotec Japan acquisition.

The GBS segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue during the three and six months ended May 31, 2011 decreased as compared to the prior year periods due to the shifts in our sales mix and higher personnel, rent expense and acquisition and integration expenses incurred to complete the recent GBS acquisitions. The operating margins also benefitted from the $1.3 million credit recognized for changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in our GBS segment.

Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2011	May 31, 2010	% Change	May 31, 2011	May 31, 2010	% Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$6,269	$3,736	67.8%	$12,438	$7,545	64.9%
Percentage of revenue	0.25%	0.19%		0.25%	0.19%

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

The increase in interest expense and finance charges, net, for the three and six months ended May 31, 2011 as compared to the prior year periods was due to $0.8 million and $1.7 million, respectively, in interest expense from the working capital credit facility of Infotec Japan, which we acquired in the first quarter of fiscal year 2011. The remaining increases in interest expense as compared to the prior year periods were due to higher average borrowings and interest rates during the current fiscal year and lower interest income from our Mexico contracts.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2011	May 31, 2010	% Change	May 31, 2011	May 31, 2010	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$180	$(93)	293.5%	$1,145	$1,070	7.0%
Percentage of revenue	0.01%	0.00%		0.02%	0.02%

Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses

(including those in our deferred compensation plan) and other non-operating gains and losses.

The change in other income (expense), net during the three months ended May 31, 2011 as compared to the prior year period was primarily due to $0.2 million foreign exchange gains, offset by $0.1 million in losses on the deferred compensation investments. The change in other (income) expense, net for the six months ended May 31, 2011 as compared to the prior year period was primarily due to a $0.5 million gain on the deferred compensation investments, offset by $0.3 million foreign exchange losses. In addition, $0.8 million was recorded in gains during the six months ended May 31, 2010 upon the sale of our BDG division in Canada.

Provision for Income Taxes

Provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

Our effective tax rate for the three and six months ended May 31, 2011 was 34.4% and 34.7%, respectively. In comparison, our effective tax rate in the three and six months ended May 31, 2010 was 37.0% and 36.5%, respectively. The decrease in the effective tax rate was primarily due to mix of profit contributions from various tax jurisdictions.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The noncontrolling interest primarily represents SB Pacific’s 30% ownership of Infotec Japan. SB Pacific is our equity-method investee. This noncontrolling interest has been reflected in the results of our distribution segment.

Goodwill

We conducted our annual goodwill impairment testing as of November 30, 2010 and concluded that there was no impairment. There were no significant changes to the key assumptions used in our annual goodwill impairment analysis. There were no indications of any triggering events that would necessitate further impairment analysis on the fair value of reporting units.

Discontinued Operations

On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions, was sold to Alibaba.com Limited. HiChina Web Solutions provided domain name registration and web site hosting and design. HiChina Web Solutions was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary of SYNNEX Corporation. Under the terms of the agreement, we received $65.4 million for our estimated 79% controlling ownership in HiChina Web Solutions. During the six months ended May 31, 2010, we recorded total gain on the sale of $11.4 million, net of $1.2 million income taxes. We, the ultimate parent, have guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment. We have no significant continuing involvement in the operations of HiChina Web Solutions. In conjunction with the sale of HiChina Web Solutions, we recorded a contingent indemnification liability of $4.1 million.

The sale of HiChina Web Solutions qualified as a discontinued operation and accordingly, we have excluded results of HiChina Web Solutions operation from our consolidated statements of continuing operations for the six months ended May 31, 2010 to present this business in discontinued operations.

The following table shows the results of operations of HiChina Web Solutions for the six months ended May 31, 2010, which are included in the earnings from discontinued operations:

Six Months Ended
May 31, 2010 *
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

Liquidity and Capital Resources

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs.

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

Net cash provided by operating activities was $162.3 million in the six months ended May 31, 2011 as compared to net cash used in operations of $13.5 million in the prior year period. Cash provided by operating activities in the first half of fiscal year 2011 was primarily from the net income earned during the period, lower inventory purchases, collections from accounts receivable, offset by the payment of accounts payable. The cash used in operating activities during the first half of fiscal year 2010, was primarily for the purchase of inventory and other assets and the payment of accounts payable, offset by the collections from customers and net income earned during the period.

Net cash used in investing activities was $76.5 million in the six months ended May 31, 2011, which includes $38.3 million used for our acquisitions of Encover and e4e, Inc. in our GBS segment and $4.5 million used for the acquisition of Infotec Japan, net of cash acquired, in our distribution segment, offset by $1.5 million collected from the sellers of Jack of All Games, Inc. upon the final settlement of the purchase price. Our capital expenditures during the period were $16.0 million, which includes $2.4 million paid as a deposit under a capital lease for the acquisition of a warehouse and logistics facility in the United States. In addition, we invested $4.8 million in SB Pacific, our equity-method investee. Our restricted cash increased by $13.8 million primarily due to the timing of lockbox collections under our borrowing arrangements. Net cash used in investing activities in the first half of fiscal year 2010 was $17.6 million mainly due to cash used for the acquisition of Jack of All Games, Inc. of $37.2 million, an increase in restricted cash of $10.6 million, capital expenditures of $4.8 million, and a $2.8 million long-term loan given to a third party. These usages were offset by $30.5 million net cash received from the sale of HiChina Web Solutions and the BDG division of SYNNEX Canada.

Net cash used in financing activities during the six months ended May 31, 2011 was $78.1 million consisting primarily of $94.8 million net payments on our securitization arrangements and our revolving lines of credit, offset by debt refinancing of Infotec Japan with a new credit facility. The book overdraft was higher by $7.4 million. In addition, the capital contribution by SB Pacific was $6.4 million and financing from the exercise of employee stock options was $3.4 million during the quarter, offset by taxes paid for net share settlement of equity awards of $3.1 million. Net cash provided by financing activities was $30.8 million in the first half of fiscal year 2010 consisting primarily of the net payments of $0.7 million on our securitization arrangements, bank loans and revolving line of credit, $12.3 million proceeds from the issuance of common stock and higher book overdraft of $10.3 million.

We had sufficient availability on our credit arrangements to support our operating activities as of May 31, 2011.

We have issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, totaling $232.8 million as of May 31, 2011 and $108.5 million as of November 30, 2010. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders.

Capital Resources

Our cash and cash equivalents totaled $95.1 million and $88.0 million as of May 31, 2011 and November 30, 2010, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.

In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Notes, in a private placement. However, under certain circumstances we may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of principal amount plus any accrued and unpaid interest. In addition, if certain triggering events are met, the Notes can be converted into shares of common stock at any time before their maturity. Because we currently intend to settle the Notes using cash at some future date, we maintain within our Amended and Restated U.S. Arrangement, the Amended and Restated Revolver and the U.S. unsecured revolving line of credit ongoing features that allow us to utilize cash from these facilities to cash settle the Notes, if desired. (See On-Balance Sheet Arrangements). These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Notes.

On-Balance Sheet Arrangements

We primarily finance our U.S. operations with an accounts receivable securitization program, or the U.S. Arrangement. In November 2010, we amended and restated the U.S. Arrangement replacing the lenders and the lead agent, or the Amended and Restated U.S. Arrangement. We can now pledge up to a maximum of $400.0 million in U.S. trade accounts receivable, or the U.S. Receivables, as compared to a maximum of $350.0 million under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding on the Amended and Restated U.S. Arrangement as of May 31, 2011 and November 30, 2010 were $105.0 million and $209.1 million, respectively.

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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a financial institution. In November 2010, we amended and restated the revolver, or the Amended and Restated Revolver, to remove one of the lenders and increase the maximum commitment of the remaining lender from $80.0 million to $100.0 million. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50.0 million to $150.0 million at our request, in the event the current lender consents to such increase or another lender participates in the Amended and Restated Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or London Interbank Offered Rate, or LIBOR, at our option. The margin on the LIBOR is determined in accordance with our fixed charge coverage ratio under the Amended and Restated Revolver and is currently 2.25%. Our base rate is determined based on the higher of (i) the financial institution’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) one month LIBOR plus 1.00%. An unused line fee of 0.50% per annum is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lenders’ commitments; however, that fee is reduced to 0.35% if the outstanding principal amount of the Amended and Restated Revolver is greater than half of the lenders’ commitments. The Amended and Restated Revolver is secured by our inventory and other assets and expires in November 2013.

It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, we do not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of May 31, 2011 and November 30, 2010.

In February 2011, we entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25.0 million. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or the LIBOR, at our option. The margin on the LIBOR is 2.00%. Our base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of May 31, 2011, there was no amount outstanding under this arrangement.

SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125.0 million, or the Canadian Revolving Arrangement. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of May 31, 2011, outstanding standby letters of credit totaled $3.3 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.00% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balances outstanding under our Canadian Revolving Arrangement as of May 31, 2011 and November 30, 2010 were $32.8 million and $36.2 million, respectively.

SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of May 31, 2011 and November 30, 2010 was $9.9 million and $9.7 million, respectively.

Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JP¥ 10.0 billion. The credit agreement is comprised of a JP¥ 6.0 billion, long-term loan and a JP¥ 4.0 billion, short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. We have issued a guarantee of JP¥7.0 billion under this credit facility. As of May 31, 2011, the balances outstanding under the term loan and the revolving credit facility were $73.6 million and $49.1 million, respectively.

Infotec Japan has two term loans from financial institutions with an aggregate amount outstanding of $15.3 million, as of May 31, 2011. This includes a short-term loan of JP¥1.0 billion, which expires in January 2012 and bears a fixed interest rate of 2.00%, and a term loan of JP¥ 245.0 million, which expires in December 2012 and bears a fixed interest rate of 1.50%.

We had outstanding letters of credit amounting to $0.8 million under a letter of credit facility as of November 30, 2010. This letter of credit facility was terminated in March 2011.

Future principal payments as of May 31, 2011 under the above loans are as follows:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
			(in thousands)
Principal debt payments	$285,640	$201,526	$76,374	$1,660	$6,080

Due to the uncertainty of the timing and amount that may be settled in cash, the principal amount of $133.7 million of the Notes is not included in the table above.

Covenants Compliance

In relation to our Notes, Amended and Restated U.S. Arrangement, the Amended and Restated Revolver, the Infotec Japan credit facility, the Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit our ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate.

The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Notes, as defined below, subject to certain liquidity tests. As of May 31, 2011, we were in compliance with all material covenants for the above arrangements.

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

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter, (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if we have called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. The above mentioned contingencies were not triggered as of May 31, 2011.

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

As of May 31, 2011, the remaining amortization period is approximately 23 months assuming the redemption of the Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.6 million and $3.2 million during the three and six months ended May 31, 2011, respectively, and $1.6 million and $3.2 million during the three and six months ended May 31, 2010, respectively. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $1.2 million and $2.4 million during the three and six months ended May 31, 2011, respectively, and $1.1 million and $2.2 million during the three and six months ended May 31, 2010, respectively. As of both May 31, 2011 and November 30, 2010, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22.8 million. As of May 31, 2011, the if-converted value of the Notes did not exceed the principal balance.

The Notes contain various features that under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity. Further, the date of settlement of the Notes is uncertain due to the various features of the Notes including put and call features. Because we currently intend to settle the Notes using cash at some future date, we maintain within our Amended and Restated U.S. Arrangement, the Amended and Restated Revolver and the U.S. unsecured revolving line of credit ongoing features that allow us to utilize cash from these facilities to cash settle the Notes, if desired.

Related Party Transactions

We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of both May 31, 2011 and November 30, 2010, MiTAC International and its affiliates beneficially owned approximately 29% of our common stock. In addition, Matthew Miau, our Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any of our mergers or acquisitions. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.

Until July 31, 2010, we worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled us to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to our contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly served by MiTAC International and us. As part of this transaction, we provide MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sale agreement also includes earn-out and profit sharing provisions, which are based on operating performance metrics, achieved over twelve to eighteen months from the closing date, for the defined customers included in this transaction. During the three and six months ended May 31, 2011, we recorded $2.6 million and $4.1 million, respectively, for service fees earned, reimbursements for facilities and overhead costs and the achieved earn-out condition.

We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $0.9 million and $2.3 million during the three and six months ended May 31, 2011, respectively, and $48.5 million and $114.9 million during the three and six months ended May 31, 2010, respectively. Our sales to MiTAC International and its affiliates during the three and six months ended May 31, 2011 totaled $0.5 million and $0.8 million, respectively, and $0.6 million and $1.2 million during the three and six months ended May 31, 2010, respectively. Most of the purchases and sales in the three and six months ended May 31, 2010 were pursuant to our Master Supply Agreement with MiTAC International and our former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.

Our business relationship with MiTAC International had been informal and was not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.

During the period of time that we worked with MiTAC International, we negotiated manufacturing, pricing and other material terms on a case-by-case basis with MiTAC International and its contract assembly customers for a given project. While MiTAC International is a related party and a controlling stockholder, we believe that the significant terms under our arrangements with MiTAC International, including pricing, will not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC International or its related parties be approved by our Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors. As MiTAC International’s ownership interest in us decreases as a result of sales of our stock and additional dilution, its interest in the success of the business and operations may decrease as well.

Beneficial Ownership of Our Common Stock by MiTAC International

As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 29% of our common stock as of May 31, 2011. These shares are owned by the following entities:

May 31, 2011
(shares in thousands)
MiTAC International (1)	6,178
Synnex Technology International Corp. (2)	4,427

Total	10,605

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 622 thousand shares (of which 224 thousand shares are directly held and 398 thousand shares are subject to exercisable options) held by Matthew Miau.

(2)	Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd, a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.0% in Synnex Technology International. Neither MiTAC International, nor Mr. Miau is affiliated with any person(s), entity or entities that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it to do so in the future.

We own shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our founder and former Chairman. As of May 31, 2011, the value of the investment was $0.8 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our potential competitor. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us.

Others

On August 31, 2010, we acquired a 33.3% noncontrolling interest in SB Pacific, a newly formed company. We are not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is our founder and former Chairman. Our 33.3% investment in SB Pacific is accounted for as an equity-method investment and is included in other assets. The balance of our investment as of May 31, 2011 and November 30, 2010 was $6.0 million and $1.1 million, respectively. We regard SB Pacific to be a variable interest entity and as of May 31, 2011, our maximum exposure to loss was limited to $6.0 million. During the three and six months ended May 31, 2011, we paid $0.1 million and $0.2 million, respectively, in management fees to SB Pacific. SB Pacific owns a 30.0% noncontrolling interest in Infotec Japan.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued an accounting update that amends existing guidance regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to us beginning in the second quarter of fiscal year 2012. We will update our fair value disclosures to comply with the updated disclosure requirements.

In June 2011, the FASB issued an accounting update that amends the presentation of Comprehensive Income in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The accounting update will be applicable to us beginning in the first quarter of fiscal year 2013. We will update our presentation of comprehensive income to comply with the updated disclosure requirements.

During the fiscal year 2011, we adopted the following accounting standards:

In October 2009, the FASB, issued an update to the existing multiple-element revenue arrangements guidance. This revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. This accounting update was effective for the first annual reporting period beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was adopted by us beginning December 1, 2010 and did not have a material impact to our consolidated financial statements.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard modified the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above.

This accounting standard was effective for the first annual reporting period beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was applicable to us beginning December 1, 2010 and did not have a material impact to our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six month periods ended May 31, 2011 from our Annual Report on Form 10-K for the year ended November 30, 2010. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products and services represented approximately 34% of our total revenue in both the three and six months ended May 31, 2011, respectively, and 38% of our total revenue in both the three and six months ended May 31, 2010. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

As a result of significant price competition in the IT and CE products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT and CE products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs and bad debt on our operating results. A portion of our operating expense is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expense as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

The success of our contact center and renewals management business is subject to the terms and conditions of our customer contracts.

We provide contact center support services and renewals management services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions that could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. In addition, with respect to our contact center business, our customers may not guarantee a minimum call volume; however, we hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers, payment of any penalties for failure to meet performance levels or inability to terminate any unprofitable contracts may have an adverse impact on our operations and financial results.

Our renewals management business is subject to dynamic changes in the business model and competition, which in turn could cause our GBS operations to suffer.

The software and hardware renewals management and the customer management operations of our GBS segment represent emerging markets that are vulnerable to numerous changes that could cause a shift in the business and size of the market. For example, if software and hardware customers move to a utility or fee for service based business model, this business model change could significantly impact operations or cause a significant shift in the way business is currently conducted. If OEMs put more focus in this area and start to internalize opportunities, then this could also cause a significant reduction in the size of the available market for third party service providers. Similarly, if competitors offer their services at below market margin rates to “buy” business, or use other lines of business to subsidize the renewals management business, then this could cause a significant reduction in the size of the available market. In addition, if a cloud-based solution or some other technology were introduced, this new technology could cause an adverse shift in the way our renewals management operations are conducted or decrease the size of the available market.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2011, we had 964 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

As of May 31, 2011, we had $419.3 million in outstanding short and long-term borrowings under term loans, convertible senior notes and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. As of May 31, 2011, we had approximately $260.4 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.

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

In the three and six months ended May 31, 2011, approximately 28% and 29%, respectively, of our total revenue was generated outside the United States. In both the three and six months ended May 31, 2010, approximately 18% of our revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results

Because of the experience of our key personnel in the IT and CE industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

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

Worldwide economic conditions have experienced significant volatility due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price, which in turn, may require us to record an impairment in the carrying value of our goodwill. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our customers to accurately plan future business activities. While general economic conditions have recently begun to improve, there is no assurance that this trend will continue or at what rate.

Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations which are subject to risks, including:

•	political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	compliance with the Foreign Corrupt Practices Act, U.K. bribery laws and similar laws;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting of accounts receivable on a timely basis or at all;

•	taxes; and

•	seasonal reductions in business activity in some parts of the world.

We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting accounts receivable generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such accounts receivable may be inadequate. In addition, our Mexico operations primarily focus on various long-term projects with government and other local agencies, which involve extended payment terms and could expose us to additional collection risks. Furthermore, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur additional expense and loss.

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

Risks Related to Our Relationship with MiTAC International Corporation

As of May 31, 2011, our executive officers, directors and principal stockholders owned approximately 30% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.

As of May 31, 2011, our executive officers, directors and principal stockholders owned approximately 30% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 29% of our common stock.

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

MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliates. For the fiscal year 2010, Mr. Miau received the same compensation as our independent directors. For the fiscal year 2011, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of May 31, 2011, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.0% of Synnex Technology International and approximately 8.0% of MiTAC International. As of May 31, 2011, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of May 31, 2011. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.2% of our outstanding common stock as of May 31, 2011. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission, or SEC, regulations and New York Stock Exchange, or NYSE, rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

ITEM 6.	Exhibits

10.1	Master HP Partner Agreement, dated as of March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2011).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 8, 2011

SYNNEX Corporation

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer

By:	/s/ Thomas C. Alsborg
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Master HP Partner Agreement, dated as of March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2011).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.