Form 10-Q
period 2011-08-31
SYNNEX CORP
filed 2011-10-07
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-31892
________________________________________________________
SYNNEX CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________________

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2011
Common Stock, $0.001 par value	36,738,835

SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par values)
(unaudited)

	August 31, 2011	November 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$86,276	$88,038
Short-term investments	8,782	11,419
Accounts receivable, net	1,017,590	986,917
Receivable from vendors, net	126,720	132,409
Receivable from affiliates	855	5,080
Inventories	955,722	912,237
Current deferred tax assets	31,328	33,063
Other current assets	51,050	40,030
Total current assets	2,278,323	2,209,193
Property and equipment, net	116,245	91,995
Goodwill	176,467	139,580
Intangible assets, net	33,960	28,271
Deferred tax assets	2,199	605
Other assets	48,745	30,217
Total assets	$2,655,939	$2,499,861
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$228,626	$245,973
Accounts payable	843,063	896,401
Payable to affiliates	—	3,195
Accrued liabilities	166,505	166,861
Income taxes payable	3,897	1,578
Total current liabilities	1,242,091	1,314,008
Long-term borrowings	88,142	9,044
Long-term liabilities	59,112	49,431
Convertible debt	134,912	131,289
Deferred tax liabilities	3,315	3,262
Total liabilities	1,527,572	1,507,034
Commitments and contingencies (Note 15)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 36,078 and 35,570 shares issued and outstanding	36	36
Additional paid-in capital	299,096	285,406
Accumulated other comprehensive income	39,708	28,035
Retained earnings	779,351	679,193
Total SYNNEX Corporation stockholders’ equity	1,118,191	992,670
Noncontrolling interest	10,176	157
Total equity	1,128,367	992,827
Total liabilities and equity	$2,655,939	$2,499,861
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Revenue	$2,572,133	$2,177,066	$7,568,869	$6,145,916
Cost of revenue	(2,418,380)	(2,052,197)	(7,126,212)	(5,795,219)
Gross profit	153,753	124,869	442,657	350,697
Selling, general and administrative expenses	(87,235)	(72,715)	(271,126)	(216,156)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	66,518	52,154	171,531	134,541
Interest expense and finance charges, net	(6,472)	(4,585)	(18,910)	(12,130)
Other income (expense), net	(1,214)	(300)	(69)	770
Income from continuing operations before income taxes and noncontrolling interest	58,832	47,269	152,552	123,181
Provision for income taxes	(19,662)	(16,319)	(52,200)	(44,037)
Income from continuing operations before noncontrolling interest, net of tax	39,170	30,950	100,352	79,144
Income from discontinued operations, net of tax	—	—	—	75
Gain on sale of discontinued operations, net of tax	—	—	—	11,351
Net income	39,170	30,950	100,352	90,570
Net income attributable to noncontrolling interest	(134)	(36)	(194)	(153)
Net income attributable to SYNNEX Corporation	$39,036	$30,914	$100,158	$90,417
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$39,036	$30,914	$100,158	$79,007
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	59
Gain on sale of discontinued operations, net of tax	—	—	—	11,351
Net income attributable to SYNNEX Corporation	$39,036	$30,914	$100,158	$90,417
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$1.09	$0.88	$2.80	$2.29
Discontinued operations	—	—	—	0.33
Net income per common share - basic	$1.09	$0.88	$2.80	$2.62
Diluted:
Income from continuing operations	$1.07	$0.86	$2.72	$2.22
Discontinued operations	—	—	—	0.32
Net income per common share - diluted	$1.07	$0.86	$2.72	$2.54
Weighted-average common shares outstanding - basic	35,882	35,083	35,726	34,534
Weighted-average common shares outstanding - diluted	36,594	35,910	36,886	35,628
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2011	August 31, 2010
Cash flows from operating activities:
Net income	$100,352	$90,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	12,011	8,365
Amortization of intangible assets	5,586	3,858
Accretion of convertible notes discount	3,623	3,349
Share-based compensation	5,869	6,372
Provision for doubtful accounts	4,504	6,063
Tax benefits from employee stock plans	4,134	10,539
Excess tax benefit from share-based compensation	(4,172)	(8,819)
Realized and unrealized loss on investments	831	939
Gain on disposal of assets and businesses	—	(12,900)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	175,266	6,308
Receivable from vendors	15,363	(12,658)
Receivable from affiliates	3,193	4,655
Inventories	55,666	(120,090)
Other assets	(3,575)	(9,594)
Payable to affiliates	(1,368)	(18,351)
Accounts payable	(250,355)	20,024
Accrued liabilities	(14,286)	(3,226)
Deferred liabilities	3,386	(8,407)
Net cash provided by (used in) operating activities	116,028	(33,003)
Cash flows from investing activities:
Purchase of trading investments	(1,107)	(4,733)
Proceeds from sale of trading investments	2,399	7,746
Investment in held-to-maturity term deposits	—	(11,373)
Proceeds from redemption of held-to-maturity term deposits	916	12,964
Acquisition of businesses, net of cash acquired	(41,435)	(37,248)
Purchase of property and equipment	(21,335)	(7,146)
Proceeds from sale of businesses	1,033	34,730
Loans and deposits to third parties, net	(1,624)	(5,724)
Increase in restricted cash	(8,338)	(4,345)
Investment in equity-method investee	(4,782)	—
Net cash used in investing activities	(74,273)	(15,129)
Cash flows from financing activities:
Proceeds from revolving lines of credit and securitization	3,311,478	2,756,474
Payment of revolving lines of credit and securitization	(3,350,484)	(2,718,995)
Proceeds from long-term credit facility and term loans	86,173	—
Payment of long-term bank loans and other borrowings	(119,077)	(443)
Excess tax benefit from share-based compensation	4,172	8,819
Book overdraft	14,594	(2,643)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	3,686	12,750
Capital contribution by noncontrolling interests	6,411	—
Net cash provided by (used in) financing activities	(43,047)	55,962
Effect of exchange rate changes on cash and cash equivalents	(470)	827
Net increase (decrease) in cash and cash equivalents	(1,762)	8,657
Cash and cash equivalents at beginning of period	88,038	59,406
Cash and cash equivalents at end of period	$86,276	$68,063
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Net income	$39,170	$30,950	$100,352	$90,570
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	98	(18)	195	(10)
Foreign currency translation adjustment	(1,175)	(2,963)	12,277	(1,876)
Total other comprehensive income:	(1,077)	(2,981)	12,472	(1,886)
Comprehensive income:	38,093	27,969	112,824	88,684
Comprehensive income attributable to noncontrolling interest	(727)	(190)	(992)	(153)
Comprehensive income attributable to SYNNEX Corporation	$37,366	$27,779	$111,832	$88,531
The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2011 and for the three and nine month periods ended August 31, 2011 and 2010 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2010 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.
The results of operations for the three and nine months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2011, or any future period and the Company makes no representations related thereto.

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
Restricted cash
As of August 31, 2011 and November 30, 2010, the Company had restricted cash in the amounts of $26,032 and $17,472, respectively. The primary portion of the restricted cash balance relates to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, amounts held to cover outstanding letters of credit and miscellaneous deposits. The remaining amount of the restricted cash relates to future payments to contractors for the long-term projects at the Company’s Mexico operation.
The following table summarizes the restricted cash balances as of August 31, 2011 and November 30, 2010 and the location where these amounts are recorded on the Consolidated Balance Sheets.

	As of
	August 31, 2011	November 30, 2010
Related to borrowing arrangements and others:
Other current assets	$23,637	$11,865
Related to long-term projects:
Other current assets	—	3,153
Other assets	2,395	2,454
Total restricted cash	$26,032	$17,472

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2011, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through August 31, 2011, such losses have been within management’s expectations.
In both the three and nine months ended August 31, 2011, no customer accounted for more than 10% of the Company’s total revenue. In the three and nine months ended August 31, 2010, one customer accounted for approximately 12% and 11%, respectively, of the Company’s total revenue.
As of August 31, 2011, no customer accounted for more than 10% of the Company’s total accounts receivable balance. As of November 30, 2010, one customer accounted for approximately 16% of the total consolidated accounts receivable balance.
Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 37% and 35% of the total revenue for the three and nine months ended August 31, 2011, respectively, and approximately 37% of the total revenue for both the three and nine months ended August 31, 2010.
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
Net income per common share-diluted is computed by adding the dilutive effect of in-the-money employee stock options, restricted stock awards, restricted stock units and similar equity instruments granted by the Company to the basic weighted-

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

average number of outstanding common shares. The Company uses the treasury stock method, under which the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in “Additional paid-in capital” when the award becomes deductible are assumed to be used to repurchase shares.
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
In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt the accounting update for its goodwill impairment test to be performed for the fiscal year ending November 30, 2012.
In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. The Company will adopt the new disclosure requirements in the fiscal year ending November 30, 2012. The Company is currently assessing the impact of this accounting update on its Consolidated Financial Statements.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

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

NOTE 3—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expenses for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.
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
The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2011 and 2010 and the grant-date fair value of the awards:

	Three Months Ended		Three Months Ended
	August 31, 2011		August 31, 2010
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	—	$—	—	$—
Restricted stock awards	16	520	4	98
Restricted stock units	—	—	—	—
	16	$520	4	$98

	Nine Months Ended		Nine Months Ended
	August 31, 2011		August 31, 2010
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	—	$—	60	$769
Restricted stock awards	44	1,406	53	1,514
Restricted stock units	10	324	100	2,306
	54	$1,730	213	$4,589

The Company recorded share-based compensation expenses of $1,953 and $5,869 for the three and nine months ended August 31, 2011, respectively, and $2,706 and $6,372 for the three and nine months ended August 31, 2010, respectively.

NOTE 4—BALANCE SHEET COMPONENTS:
Inventories
The Company’s inventories substantially consist of finished goods.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

	As of
	August 31, 2011	November 30, 2010
Short-term investments
Trading securities	$6,330	$7,909
Available-for-sale securities	40	102
Held-to-maturity securities	—	910
Cost-method securities	2,412	2,498
	$8,782	$11,419
Accounts receivable, net
Trade accounts receivable	$1,065,057	$1,039,850
Less: Allowance for doubtful accounts	(18,043)	(20,408)
Less: Allowance for sales returns	(29,424)	(32,525)
	$1,017,590	$986,917
Receivable from vendors, net
Receivable from vendors	$131,335	$137,887
Less: Allowance for doubtful accounts	(4,615)	(5,478)
	$126,720	$132,409
Property and equipment, net
Land	$17,246	$14,246
Equipment and computers	86,261	61,842
Furniture and fixtures	16,961	9,746
Buildings and leasehold improvements	92,296	81,119
Construction in progress	1,533	151
Total property and equipment, gross	214,297	167,104
Less: Accumulated depreciation	(98,052)	(75,109)
	$116,245	$91,995
During the first quarter of fiscal year 2011, the Company entered into a capital lease with the option to purchase at the end of the two-year lease period, a distribution and warehouse facility in the United States. The capital lease asset recorded was $8,342 and the long-term capital lease obligation as of August 31, 2011 was $7,476. As of August 31, 2011, the Company had long-term capital lease obligations of $987 pertaining to its acquisition of SYNNEX Infotec Corporation (“Infotec Japan”).

Goodwill

	Distribution	GBS	Total
Balance as of November 30, 2010	$89,031	$50,549	$139,580
Changes during the period	16,290	16,183	32,473
Foreign currency translation	3,843	571	4,414
Balance as of August 31, 2011	$109,164	$67,303	$176,467
Goodwill recorded in the distribution segment during the nine months ended August 31, 2011, primarily relates to the acquisition of Infotec Japan. The increase in goodwill in the global business services (“GBS”) segment is due to the acquisition of certain businesses of e4e, Inc.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

Intangible assets, net

	As of August 31, 2011			As of November 30, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Vendor lists	$36,815	$(26,719)	$10,096	$36,815	$(25,564)	$11,251
Customer lists	45,854	(22,676)	23,178	32,196	(18,005)	14,191
Other intangible assets	4,482	(3,796)	686	6,453	(3,624)	2,829
	$87,151	$(53,191)	$33,960	$75,464	$(47,193)	$28,271
Amortization expenses for the three and nine months ended August 31, 2011 were $1,776 and $5,586, respectively, and for the three and nine months ended August 31, 2010 were $1,278 and $3,858, respectively. The increase in intangible assets as of August 31, 2011 compared to November 30, 2010 is due to the acquisition of Infotec Japan within the distribution segment and the acquisition of certain businesses of e4e, Inc. in the GBS segment.

NOTE 5—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of August 31, 2011			As of November 30, 2010
	Cost Basis	Unrealized (Losses)/Gains	Carrying Value	Cost Basis	Unrealized (Losses)/Gains	Carrying Value
Short-term investments
Trading securities	$9,384	$(3,054)	$6,330	$9,324	$(1,415)	$7,909
Available-for-sale securities	1	39	40	55	47	102
Held-to-maturity securities	—	—	—	910	—	910
Cost-method securities	2,412	—	2,412	2,498	—	2,498
	$11,797	$(3,015)	$8,782	$12,787	$(1,368)	$11,419
Long-term investments in other assets
Available-for-sale securities	$944	$190	$1,134	$—	$—	$—
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
The following table summarizes the total realized and unrealized gains and losses recorded on the Company’s trading investments and the other-than-temporary losses recorded on cost-method securities during the three and nine months ended August 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Realized and unrealized gain (loss) on trading investments	$(1,288)	$(548)	$(816)	$(369)
Other-than-temporary loss on cost-method securities	—	(363)	—	(363)

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the British Pound, Canadian Dollar, Chinese Renminbi, Costa Rican Colon, Indian Rupee, Japanese Yen, Mexican Peso, and Philippine Peso. The Company’s foreign locations enter into transactions and own monetary assets and liabilities that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 14. The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of August 31, 2011 and November 30, 2010:

	Fair Value as of
Location	August 31, 2011	November 30, 2010
Accrued liabilities	$(85)	$(170)
Other current assets	370	537
	$285	$367
The notional amounts of the foreign exchange forward contracts that were outstanding as of August 31, 2011 and November 30, 2010 were $92,902 and $118,596, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. During the three and nine months ended August 31, 2011, in relation to its forward contracts, the Company recorded in “Other income, net” total realized and unrealized gains of $437 and losses of $3,442, respectively. During the three and nine months ended August 31, 2010, the Company recorded in “Other income, net” total realized and unrealized gains related to its forward contracts of $1,737 and $790, respectively.

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its U.S. operations with an accounts receivable securitization program (the “U.S. Arrangement”). In November 2010, the Company amended and restated the U.S. Arrangement (“Amended and Restated U.S. Arrangement”) replacing the lenders and the lead agent. The Company can now pledge up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”) as compared to a maximum of $350,000 under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding on the Amended and Restated U.S. Arrangement as of August 31, 2011 and November 30, 2010 were $147,000 and $209,100, respectively.
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
The Company also has other financing agreements in North America with various financial institutions (“Flooring

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

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

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Net sales financed	$201,700	$172,273	$532,515	$472,275
Flooring fees(1)	1,034	917	2,068	2,394

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of August 31, 2011 and November 30, 2010, accounts receivable subject to flooring agreements were $51,896 and $53,985, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold but not collected as of August 31, 2011 was $45,300.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2011	November 30, 2010
Convertible debt	$134,912	$131,289
SYNNEX U.S. securitization	147,000	209,100
SYNNEX Canada revolving line of credit	13,431	36,240
SYNNEX Canada term loan	9,662	9,677
Infotec Japan credit facility	130,446	—
Infotec Japan term loans & other borrowings	16,229	—
Total borrowings	451,680	386,306
Less: Current portion	(228,626)	(245,973)
Non-current portion	$223,054	$140,333
Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Notes”) in a private placement. The carrying amount of the convertible debt, net of the unamortized debt discount, was $134,912 and $131,289 as of August 31, 2011 and November 30, 2010, respectively. The Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. See Note 9. Also, the Notes contain various features which under certain circumstances could allow the holders to convert the Notes into shares before their ten-year maturity.
SYNNEX U.S. securitization
The Company can pledge up to a maximum of $400,000 in U.S. Receivables under its Amended and Restated U.S. Arrangement. See Note 7—Accounts Receivable Arrangements. The effective borrowing costs under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

SYNNEX U.S. senior secured revolving line of credit
The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution. In November 2010, the Company amended and restated the Revolver (the “Amended and Restated Revolver”) to remove one of the lenders and increase the maximum commitment of the remaining lender from $80,000 to $100,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company’s request, in the event the current lender consents to such increase or another lender participates in the Amended and Restated Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company’s option. The margin on the LIBOR is determined in accordance with its fixed charge coverage ratio under the Amended and Restated Revolver and is currently 2.25%. The Company’s base rate is determined based on the higher of (i) the financial institution’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) one month LIBOR plus 1.00%. An unused line fee of 0.50% per annum is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lenders’ commitments; however, that fee is reduced to 0.35% if the outstanding principal amount of the Amended and Restated Revolver is greater than half of the lenders’ commitments. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires in November 2013. It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, the Company does not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of August 31, 2011 and November 30, 2010.
SYNNEX U.S. unsecured revolving line of credit
In February 2011, the Company entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25,000. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or LIBOR, at the Company’s option. The margin on the LIBOR is 2.00%. The Company’s base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of August 31, 2011, there were no borrowings outstanding under this arrangement.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125,000 (“Canadian Revolving Arrangement”). The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of August 31, 2011, outstanding standby letters of credit totaled $3,354. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.00% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.
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
Infotec Japan credit facility
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JP¥

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

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
Infotec Japan term loans and other borrowings
Infotec Japan has two term loans from financial institutions which include a short-term loan of JP¥ 1,000,000, which expires in January 2012 and bears a fixed interest rate of 2.00%, and a term loan of JP¥ 210,000, which expires in December 2012 and bears a fixed interest rate of 1.50%. In addition, as of August 31, 2011, there was $445 outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Others
The Company had outstanding letters of credit amounting to $750 under a letter of credit facility as of November 30, 2010. This letter of credit facility was terminated in March 2011.
Future principal payments
Future principal payments as of August 31, 2011 under the above loans are as follows:

Fiscal Years Ending November 30,	As of August 31, 2011
2011	$213,680
2012	15,572
2013	79,463
2014	779
2015	822
Thereafter	6,452
$316,768
Due to the uncertainty of the timing and amount that may be settled in cash, the principal amount of $143,750 of the Notes described in Note 9 is not included in the table above.
Interest expense and finance charges
For the three and nine months ended August 31, 2011, the total interest expense and finance charges for accounts receivable securitization, the revolving lines of credit, the Notes and all other debt were $7,348 and $21,295, respectively, including non-cash debt accretion expenses of $1,234 and $3,623, respectively, for the Notes. For the three and nine months ended August 31, 2010, the total interest expense and finance charges for accounts receivable securitization, the revolving lines of credit, the Notes and all other debt were $5,722 and $16,858, respectively, including non-cash debt accretion expenses of $1,141 and $3,349, respectively, for the Notes. The variable interest rates ranged between 0.82% and 4.90% in both the three and nine months ended August 31, 2011. The variable interest rates ranged between 0.98% and 3.75% and between 0.90% and 3.75% in the three and nine months ended August 31, 2010.
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
For the three and nine months ended August 31, 2011 and 2010
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
As of August 31, 2011, the Company was in compliance with all material covenants for the above arrangements.
Guarantees
The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans, totaling $240,452 and $108,497 as of August 31, 2011 and November 30, 2010, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders.

NOTE 9—CONVERTIBLE DEBT:

	As of
Convertible debt	August 31, 2011	November 30, 2010
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(8,838)	(12,461)
Net carrying amount	$134,912	$131,289
In May 2008, the Company issued $143,750 of aggregate principal amount of the Notes in a private placement. The Notes have a cash coupon interest rate of 4.0% per annum. Interest on the Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year, and commenced on November 15, 2008. In addition, the Company will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note is equal to 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if the Company has called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1 principal amount of Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. The above mentioned contingencies were not triggered as of August 31, 2011.
The Company may not redeem the Notes prior to May 20, 2013. The Company may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the redemption date.
Holders may require the Company to repurchase all or a portion of their Notes for cash on May 15, 2013 at a purchase

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the repurchase date. If the Company undergoes a fundamental change, holders may require it to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the fundamental change repurchase date.
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
In accordance with the provisions of the standards for accounting for convertible debt, the Company recognized both a liability and an equity component of the Notes in a manner that reflects its non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120,332. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23,418 and was retroactively recorded as a debt discount and will be amortized to “Interest expense and finance charges, net” over the five-year period to the first put date, utilizing the effective interest method.
As of August 31, 2011, the remaining amortization period is approximately twenty months assuming the redemption of the Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expenses of $1,624 and $4,871, during the three and nine months ended August 31, 2011, respectively, and $1,625 and $4,872 during the three and nine months ended August 31, 2010, respectively. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $1,234 and $3,623 during the three and nine months ended August 31, 2011, respectively, and $1,141 and $3,349 during the three and nine months ended August 31, 2010, respectively. As of both August 31, 2011 and November 30, 2010, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22,836. As of August 31, 2011, the if-converted value of the Notes did not exceed the principal balance.
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

NOTE 10—NET INCOME PER COMMON SHARE:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$39,036	$30,914	$100,158	$79,007
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	59
Gain on sale of discontinued operations, net of tax	—	—	—	11,351
Net income attributable to SYNNEX Corporation	$39,036	$30,914	$100,158	$90,417
Weighted-average common shares - basic	35,882	35,083	35,726	34,534
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	712	827	803	1,094
Conversion spread of convertible debt	—	—	357	—
Weighted-average common shares - diluted	36,594	35,910	36,886	35,628
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$1.09	$0.88	$2.80	$2.29
Discontinued operations	—	—	—	0.33
Net income per common share - basic	$1.09	$0.88	$2.80	$2.62
Diluted:
Income from continuing operations	$1.07	$0.86	$2.72	$2.22
Discontinued operations	—	—	—	0.32
Net income per common share - diluted	$1.07	$0.86	$2.72	$2.54
Options to purchase 62 and 35 shares of common stock for the three and nine months ended August 31, 2011, respectively, and 67 and 50 shares of common stock for the three and nine months ended August 31, 2010, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of both August 31, 2011 and November 30, 2010, MiTAC International and its affiliates beneficially owned approximately 29% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
Until July 31, 2010, the Company worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled the Company to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to the Company’s contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and the Company. As part of this transaction, the Company provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sale agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During the three and nine months ended August 31, 2011, the Company recorded $1,266 and $5,362, respectively, for service fees earned, reimbursements for facilities and overhead costs and the fully achieved earn-out condition.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $540 and $2,868 during the three and nine months ended August 31, 2011, respectively, and $39,622 and $154,545 for the three and nine months ended August 31, 2010, respectively. The Company’s sales to MiTAC International and its affiliates during the three and nine months ended August 31, 2011 totaled $1,645 and $2,726, respectively, and during the three and nine months ended August 31, 2010, totaled $391 and $1,626, respectively. Most of the purchases and sales in the three and nine months ended August 31, 2010 were pursuant to the Master Supply Agreement with MiTAC International and the Company’s former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.
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
Beneficial ownership of the Company’s common stock by MiTAC International
As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 29% of the Company’s common stock as of August 31, 2011. These shares are owned by the following entities:

As of August 31, 2011
(shares in thousands)
MiTAC International(1)	6,158
Synnex Technology International Corp.(2)	4,427
Total	10,585

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 589 thousand shares (of which 379 thousand shares are directly held and 210 thousand shares are subject to exercisable options) held by Matthew Miau.

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
The Company owns shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, the Company’s founder and former Chairman. As of August 31, 2011, the value of the investment was $783. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International, nor Synnex Technology International is restricted from competing with the Company.
Others
On August 31, 2010, the Company acquired a 33.3% noncontrolling interest in SB Pacific Corporation Limited (“SB Pacific”). The Company is not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is the Company’s founder and former Chairman. The Company’s 33.3% investment in SB Pacific is

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

accounted for as an equity-method investment and is included in “Other assets.” The balances of the investment as of August 31, 2011 and November 30, 2010 were $6,043 and $1,095, respectively. The Company regards SB Pacific to be a variable interest entity and as of August 31, 2011, its maximum exposure to loss was limited to $6,043. During the nine months ended August 31, 2011, the Company paid $150 in management fees to SB Pacific. SB Pacific owns a 30.0% noncontrolling interest in Infotec Japan.

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
The GBS services segment offers a range of services to the Company’s customers that include customer management, renewals management, back office processing and information technology outsourcing on a global platform. The Company delivers these services through various methods including voice, chat, web, email, and digital print. The Company also sells products complementary to these service offerings.
Summarized financial information related to the Company’s reportable business segments for the three and nine months ended August 31, 2011 and 2010, and as of August 31, 2011 and November 30, 2010 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2011
Revenue	$2,538,792	$40,480	$(7,139)	$2,572,133
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	58,592	7,926	—	66,518
Three months ended August 31, 2010
Revenue	$2,152,537	$30,968	$(6,439)	$2,177,066
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	47,928	4,226	—	52,154
Nine months ended August 31, 2011
Revenue	$7,471,196	$118,470	$(20,797)	$7,568,869
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	156,266	15,265	—	171,531
Nine months ended August 31, 2010
Revenue	$6,079,088	$84,685	$(17,857)	$6,145,916
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	124,374	10,167	—	134,541
Total assets as of August 31, 2011	$2,582,344	$270,100	$(196,505)	$2,655,939
Total assets as of November 30, 2010	$2,409,998	$224,677	$(134,814)	$2,499,861
The inter-segment eliminations relate to the inter-segment back-office support services provided by the GBS segment to

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

the distribution segment, inter-segment investments and inter-segment accounts receivable.
Segment by geography
The Company primarily operates in North America. The United States and Canada are included in the “North America” operations. China, India, Japan and the Philippines are included in “Asia-Pacific” operations and Costa Rica, Mexico and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Shown below is summarized financial information related to the geographic areas in which the Company operated in the three and nine months ended August 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Revenue
North America	$2,248,957	$2,140,886	$6,526,172	$6,027,570
Asia-Pacific	312,759	19,380	962,477	52,083
Other	10,417	16,800	80,220	66,263
	$2,572,133	$2,177,066	$7,568,869	$6,145,916

	As of
	August 31, 2011	November 30, 2010
Long-lived assets
North America	$98,100	$84,666
Asia-Pacific	35,477	15,602
Other	19,419	11,885
	$152,996	$112,153

Revenue in the United States was approximately 74% and 72% of the total revenue for the three and nine months ended August 31, 2011, respectively, and 83% of the total revenue for both the three and nine months ended August 31, 2010. Revenue in Canada was approximately 14% for both the three and nine months ended August 31, 2011 and 15% and 16% of total revenue for the three and nine months ended August 31, 2010, respectively. Revenue in Japan was approximately 12% of the total revenue for both the three and nine months ended August 31, 2011.
Long-lived assets in the United States were approximately 52% and 58% of total long-lived assets as of August 31, 2011 and November, 30 2010, respectively. Long-lived assets in Canada were approximately 12% and 17% of total long-lived assets as of August 31, 2011 and November 30, 2010, respectively. Long-lived assets in Japan were approximately 12% of total long-lived assets as of August 31, 2011.

NOTE 13—ACQUISITIONS AND DIVESTITURES:
Fiscal year 2011 acquisitions
On December 1, 2010, the Company acquired 70% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific, the Company’s equity-method investee, acquired the remaining 30% noncontrolling interest. The Company’s total direct and indirect ownership of Marubeni Infotec Corporation is 80%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation (“Infotec Japan”) is a distributor of IT equipment, electronic components and software in Japan. The aggregate consideration for the transaction was JP¥ 700,000, or approximately $8,392, of which the Company’s direct share was $5,888. This acquisition is in the distribution segment and enabled the Company’s expansion into Japan.
The preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed is as follows:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

Fair Value
Purchase consideration:
Cash payment	$5,888
Contribution from noncontrolling interest	2,504
$8,392
Allocation:
Cash	$1,371
Accounts receivable	178,384
Receivable from vendors	8,525
Inventories	84,553
Other current assets	2,119
Property, plant and equipment	5,521
Goodwill	18,100
Intangible assets(1)	9,103
Other long-term assets	4,751
Short-term borrowings	(103,646)
Accounts payable	(161,228)
Accrued liabilities	(15,151)
Long-term borrowings	(2,088)
Other long-term liabilities	(21,922)
$8,392

(1)	Intangibles will be amortized over a period of 3-10 years.

The Company expects to finalize the purchase price allocation upon the completion of further detailed analysis.
In addition, the Company has acquired $24,037 of net operating losses of Infotec Japan and the Company has recorded a valuation allowance of $13,155 and a reserve of $10,882 for uncertain tax positions.
Subsequent to the acquisition, the Company and SB Pacific invested $14,980 and $6,420, respectively, in additional capitalization of Infotec Japan.
The following unaudited pro forma financial information combines the Consolidated Results of Operations as if the acquisition of Infotec Japan had occurred on December 1, 2009. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and depreciation expenses.

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Revenue	$2,572,133	$2,428,579	$7,568,869	$7,036,428
Income from continuing operations, attributable to SYNNEX Corporation	39,036	30,154	100,158	79,637
Net income from continuing operations per share - basic	$1.09	$0.86	$2.80	$2.31
Net income from continuing operations per share - diluted	$1.07	$0.84	$2.72	$2.24
The employees of Infotec Japan are covered by certain defined benefit pension plans, including a multi-employer pension plan. Pension costs related to such plans recorded during the three and nine months ended August 31, 2011 were $160 and $466, respectively. The estimated pension benefit obligation and pension assets as of August 31, 2011 were $8,220 and $3,869, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

During the first quarter of fiscal year 2011, the Company acquired certain businesses of e4e, Inc. for $23,000 in cash, with $1,000 payable upon the completion of certain post-closing conditions. e4e, Inc. was a privately-held BPO services company that had operations in the United States, the UK and India. The acquisition is in the GBS segment and brought additional BPO scale, complemented the Company’s service offerings and expanded its customer base and geographic presence. The net tangible assets acquired were $5,858 and the Company recorded $17,142 in goodwill and intangibles. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis, which may change the allocation of the purchase price.
Fiscal year 2010 acquisitions
On February 26, 2010, the Company purchased substantially all of the North American assets of Jack of All Games, Inc., a distributor of video game hardware and software. The acquisition is fully integrated into the Company’s distribution segment and expanded the Company's consumer electronics product offerings. Since the close of the acquisition, the Company made certain adjustments to the fair value of inventories and other assets acquired and liabilities assumed related to this transaction. These adjustments had the impact of lowering the purchase price by $6,880. The total consideration, as adjusted, was $35,773. The net tangible assets acquired were $27,434 and the Company recognized $4,500 of intangible assets and $3,839 in goodwill.
In November 2010, the Company acquired 100% of the stock of Aspire Technology Limited (“Aspire”) and Encover, Inc. (“Encover”) for $40,047, including $8,709 in earn-out payments payable upon the achievement of certain milestones up to three years following the dates of the acquisitions. The fair value of the contingent consideration recorded on the date of the acquisitions was $8,450. During the three and nine months ended August 31, 2011, the Company recognized a benefit of $4,052 and $5,385, respectively, for changes in the fair value of the contingent consideration. The changes over time in the fair value were due to updated estimates of the expected revenue and gross profit related to the achievement of established earn-out targets. These acquisitions brought the Company additional capabilities related to warranty and license renewals management through proprietary software and services. The Company recognized $22,001 in goodwill and $11,726 in intangible assets. The purchase price is subject to a holdback of $1,850 for a period of twenty-four months from the purchase date. These acquisitions are fully integrated into the GBS segment.
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
On July 31, 2010, the Company sold to MiTAC International, inventory and certain customer contracts, primarily related to contract assembly customers jointly serviced by the Company and MiTAC International. The sale agreement included earn-out and profit-sharing provisions, which were based on near-term operating performance metrics for the defined customers included in the transaction. The Company provided MiTAC International certain transition services on a fee basis. Please see Note 11— Related Party Transactions for more information on this transaction.
On August 31, 2010, the Company sold its controlling interest in Nihon Daikou Shouji Co., Ltd. for $3,072 to SB Pacific.

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
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

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
The following table summarizes the valuation of the Company’s short-term investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2011				As of November 30, 2010
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$28,610	$28,610	$—	$—	$11,848	$11,848	$—	$—
Trading securities	6,330	6,330	—	—	7,909	7,909	—	—
Available-for-sale securities in short-term investments	40	40	—	—	102	102	—	—
Available-for-sale securities in other assets	1,134	1,134	—	—	—	—	—	—
Forward foreign currency exchange contracts	370	—	370	—	537	—	537	—
Liabilities:
Forward foreign currency exchange contracts	85	—	85	—	170	—	170	—
Acquisition-related contingent consideration	3,065	—	—	3,065	8,450	—	—	8,450

The Company’s investments in trading and available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying value of the cash equivalents approximates the fair value since they are near their maturity.
The acquisition-related contingent consideration represents the future earn-out payments relating to the acquisitions of Aspire and Encover, as described in Note 13– Acquisitions and Divestitures. The fair values of the contingent consideration are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. The maximum payout for the earn-out for Aspire and Encover is approximately $8,710 in the aggregate. During the three and nine months ended August 31, 2011, the fair value of the contingent consideration was remeasured and the resulting decreases of $4,052 and $5,385, respectively, were recorded as a benefit to “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The changes over time in the fair value were due to updated estimates of the expected revenue and gross profit related to the achievement of established earn-out targets.
The following table summarizes the reconciliation of the beginning and ending balances of the fair value of the contingent consideration measured using significant unobservable inputs (Level 3):

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

Estimated Fair Value of Contingent Consideration
Balance as of November 30, 2010	$8,450
Changes in fair value	(1,333)
Balance as of May 31, 2011	7,117
Changes in fair value	(4,052)
Balance as of August 31, 2011	$3,065
The following table summarizes the realized and unrealized gains and losses recorded in “Other income, net” in the Consolidated Statements of Operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency contracts:

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Realized gain (loss)	$130	$(254)	$(3,399)	$(1,449)
Unrealized gain (loss)	(982)	1,444	(861)	1,871
Total realized and unrealized gain/(loss)	$(852)	$1,190	$(4,260)	$422
The following table presents the assets and liabilities that are not carried at fair value as of August 31, 2011 and November 30, 2010:

	As of August 31, 2011		As of November 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost-method investments in short-term investments	$2,413	$3,945	$2,498	$3,878
Long-term accounts receivable	7,520	7,520	6,539	6,539
SYNNEX Canada term loan	9,662	9,662	9,677	9,677
Infotec Japan credit facility - long-term	78,268	78,268	—	—
Infotec Japan term loans	15,784	15,784	—	—
Convertible debt	134,912	156,688	131,289	168,821
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
The cost-method investments in “Other assets” consist of investments in equity securities of private entities. The carrying value of the investments was $3,615 and $3,400 as of August 31, 2011 and November 30, 2010, respectively. As of November 30, 2010, the fair value of these cost-method investments is greater than the carrying value. There have been no significant changes to the fair value of the investments as of August 31, 2011.
The Company’s 33.3% noncontrolling investment in SB Pacific is recorded under the equity method of accounting and is included in “Other assets.” The investment was made in the fiscal year 2010 and the carrying value of the investment as of August 31, 2011 and November 30, 2010 was $6,043 and $1,095, respectively. As of August 31, 2011 and November 30, 2010, the fair value of this investment is equal to its carrying value.
The carrying value of other financial instruments held-to-maturity securities, accounts receivable, accounts payable and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

short-term debt approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.
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

NOTE 15—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of August 31, 2011 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 7. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2011 under these agreements and, the Company is not aware of any pending customer defaults or repossession obligations.
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

NOTE 16—RESTRUCTURING CHARGES:
In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. During the three and nine months ended August 31, 2011, the Company made payments of $35 and $631, respectively, for the remaining lease obligations on the RGC facility and $249 and $431 for the three and nine months ended August 31, 2010, respectively. These lease obligations were completed in June 2011. As of November 30, 2010, there was a balance of $630 outstanding on the lease obligation.

NOTE 17—DISCONTINUED OPERATIONS:
On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions, was sold to Alibaba.com Limited. HiChina Web Solutions provided domain name registration and web site hosting and design. HiChina Web Solutions was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary company of SYNNEX Corporation. Under the terms of the agreement, the Company received $65,395 for its estimated 79% controlling ownership in HiChina Web Solutions. During the nine months ended August 31, 2010, the Company recorded total gain on the sale of $11,351, net of $1,154 income. The Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of the Company’s GBS segment. The Company has no significant continuing involvement in the operations of HiChina Web Solutions. In conjunction with the sale of HiChina Web Solutions, the Company recorded a contingent indemnification liability of $4,122.
The sale of HiChina Web Solutions qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of HiChina Web Solutions operations from its Consolidated Statements of Operations to present this business in discontinued operations.
The following table shows the results of operations of HiChina Web Solutions for the nine months ended August 31, 2010, which are included in the earnings from discontinued operations:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

Nine Months Ended
August 31, 2010*
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

NOTE 18—EQUITY:
A reconciliation of the changes in equity for the nine months ended August 31, 2011 and 2010 is presented below:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2011 and 2010
(amounts in thousands, except per share amounts)
(unaudited)

	Nine Months Ended August 31, 2011			Nine Months Ended August 31, 2010
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$992,670	$157	$992,827	$828,322	$10,413	$838,735
Proceeds from the issuance of common stock on exercise of options	6,039	—	6,039	12,569	—	12,569
Proceeds from the issuance of common stock for employee stock purchase plan	802	—	802	683	—	683
Tax benefit from exercise of non-qualified stock options	4,134	—	4,134	10,539	—	10,539
Change in tax reserve	—	—	—	1,189	—	1,189
Taxes paid for the settlement of equity awards	(3,155)	—	(3,155)	(502)	—	(502)
Share-based compensation	5,869	—	5,869	6,372	—	6,372
Capital contribution by noncontrolling interest	—	9,027	9,027	—	—	—
Change in equity from the sale of HiChina Web Solutions (1)	—	—	—	(5,946)	(7,418)	(13,364)
Change in equity from the sale of Nihon Daikou Shouji Co., Ltd.	—	—	—	(473)	(3,148)	(3,621)
Comprehensive income:
Net income	100,158	194	100,352	90,417	153	90,570
Other comprehensive income (loss):
Changes in unrealized gain (loss) on available-for-sale securities	195	—	195	(10)	—	(10)
Foreign currency translation adjustment	11,479	798	12,277	(1,876)	—	(1,876)
Total other comprehensive income (loss)	11,674	798	12,472	(1,886)	—	(1,886)
Total comprehensive income	111,832	992	112,824	88,531	153	88,684
Ending balance of equity:	$1,118,191	$10,176	$1,128,367	$941,284	$—	$941,284

(1)	See Note 17—Discontinued operations for further discussion.
NOTE 19—SUBSEQUENT EVENTS:
In September 2011, the Company acquired 100% of the stock of the global email company limited ("gem"), a customer contact solutions provider based in Belfast, Northern Ireland. gem will be integrated into the Company's GBS segment. The acquisition is not material to the Consolidated Financial Statements.

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
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 25,000 technology products (as measured by SKUs) from more than 100 IT and CE OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of August 31, 2011, we had approximately 10,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 87% and 86% of our total revenue was from North America for the three and nine months ended August 31, 2011, respectively, and 98% for both the three and nine months ended August 31, 2010.
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

Acquisitions during the fiscal year 2011
On December 1, 2010, we acquired 70% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific Corporation Limited, or SB Pacific, our equity-method investee, acquired the remaining 30% noncontrolling interest. Our total direct and indirect ownership of Marubeni Infotec Corporation is 80%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, or Infotec Japan, is a distributor of IT equipment, electronic components and software in Japan.
The aggregate consideration for the transaction was JP¥ 700.0 million or approximately $8.4 million, of which our direct share was $5.9 million. As part of the acquisition, we assumed debt of $105.7 million. The total net tangible liabilities in excess of net tangible assets acquired were $18.8 million. We recorded $27.2 million in goodwill and intangibles. In addition, we have acquired $24.0 million of net operating losses of Infotec Japan and we recorded a valuation allowance of $13.2 million and a reserve of $10.9 million for uncertain tax positions. We expect to finalize the purchase price allocation upon completion of further detailed analysis. Subsequent to the acquisition, we and SB Pacific invested $15.0 million and $6.4 million, respectively, in additional capitalization of Infotec Japan. This acquisition is in the distribution segment and enabled our expansion into Japan.
The employees of Infotec Japan are covered by certain defined benefit pension plans, including a multi-employer pension plan. Pension costs related to such plans recorded during the three and nine months ended August 31, 2011 were $0.2 million and $0.5 million, respectively. The estimated pension benefit obligation and pension assets as of August 31, 2011 were $8.2 million and $3.9 million, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold but not yet collected as of August 31, 2011 was $45.3 million.
In March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events had affected the infrastructure in the country, caused power outages and also temporarily disrupted the supply chain for some vendors both locally and internationally. Infotec Japan suffered nominal inventory and facility damages during the earthquake and the local operations have substantially recovered from the disaster.
During the first quarter of fiscal year 2011, we acquired certain businesses of e4e, Inc. for $23.0 million in cash, with $1.0 million payable upon the completion of certain post-closing conditions. e4e, Inc. was a privately-held BPO services company that had operations in the United States, the United Kingdom and India. The acquisition is in our GBS segment and brought additional BPO scale, complemented our service offerings and expanded our customer base and geographic presence. The net tangible assets acquired were $5.9 million and we recorded $17.1 million in goodwill and intangibles. The determination of the fair value of the net assets acquired is preliminary, subject to the finalization of more detailed analysis, which may change the allocation of the purchase price.
In September 2011, we acquired 100% of the stock of the global email company limited, or gem, a customer contact solutions provider based in Belfast, Northern Ireland. gem will be integrated into our GBS segment. This acquisition is not material to our Consolidated Financial Statements.
Acquisitions during the fiscal year 2010
On February 26, 2010, we purchased substantially all of the North American assets of Jack of All Games, Inc., a distributor of video game hardware and software. Since the close of the acquisition, we made certain adjustments to the fair value of inventories and other assets acquired and liabilities assumed related to this transaction. These adjustments had the impact of lowering the purchase price by $6.9 million. The total consideration, as adjusted, was $35.8 million. The net tangible assets acquired were $27.4 million and we recognized $4.5 million of intangible assets and $3.8 million in goodwill. The acquisition is fully integrated into our distribution segment and expanded our consumer electronics product offerings.
In November 2010, we acquired 100% of the stock of Aspire Technology Limited, or Aspire, and Encover, Inc., or Encover, for $40.0 million, including $8.7 million in earn-out payments payable upon the achievement of certain milestones up to three years following the dates of the acquisitions. The fair value of the contingent consideration recorded on the date of the acquisitions was $8.5 million. During the three and nine months ended August 31, 2011, we recognized a benefit of $4.1 million and $5.4 million, respectively, for changes in the fair value of the contingent consideration. The changes over time in the fair value were due to updated estimates of the expected revenue and gross profit related to the achievement of established earn-out targets. These acquisitions brought us additional capabilities related to warranty and license renewals management through proprietary software and services. We recognized $22.0 million in goodwill and $11.7 million in intangible assets. The purchase price is subject to a holdback of $1.9 million for a period of twenty-four months from the purchase date. These acquisitions are fully integrated into our GBS segment.
The determination of the fair value of the purchase price and the net assets acquired for the acquisition of Aspire and Encover is preliminary, subject to the completion of further detailed analysis, which may change the allocation of the purchase price.
Restructuring Charges
In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada. During the three and nine months ended August 31, 2011, we made payments of $0.1 million and $0.6 million, respectively, which are included in selling, general and administrative expenses, for the remaining lease obligations on the RGC facility. The lease obligations were completed in June 2011. The balance outstanding on facility and exit costs as of November 30, 2010 was 0.6 million.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three and nine month periods ended August 31, 2011 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2010. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Statements of operations data:
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.02)	(94.26)	(94.15)	(94.29)
Gross profit	5.98	5.74	5.85	5.71
Selling, general and administrative expenses	(3.39)	(3.34)	(3.58)	(3.52)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	2.59	2.40	2.27	2.19
Interest expense and finance charges, net	(0.25)	(0.22)	(0.26)	(0.20)
Other income (expense), net	(0.05)	(0.01)	0.00	0.01
Income from continuing operations before income taxes and noncontrolling interest	2.29	2.17	2.01	2.00
Provision for income taxes	(0.76)	(0.75)	(0.69)	(0.71)
Income from continuing operations before noncontrolling interest, net of tax	1.53	1.42	1.32	1.29
Income from discontinued operations, net of tax	—	—	—	0.00
Gain on sale of discontinued operations, net of tax	—	—	—	0.18
Net income	1.53	1.42	1.32	1.47
Net income attributable to noncontrolling interest	(0.01)	0.00	0.00	0.00
Net income attributable to SYNNEX Corporation	1.52%	1.42%	1.32%	1.47%

Three Months and Nine Months Ended August 31, 2011 and 2010
Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2011	August 31, 2010	% Change	August 31, 2011	August 31, 2010	% Change
	(in thousands)			(in thousands)
Revenue	$2,572,133	$2,177,066	18.1%	$7,568,869	$6,145,916	23.2%
Distribution revenue	2,538,792	2,152,537	17.9%	7,471,196	6,079,088	22.9%
GBS revenue	40,480	30,968	30.7%	118,470	84,685	39.9%
Inter-segment elimination	(7,139)	(6,439)	10.9%	(20,797)	(17,857)	16.5%
In our distribution business, we sell in excess of 25,000 technology products (as measured by active SKUs) from more than 100 IT and CE OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as demand generation, pre-sales support, product marketing, print and fulfillment, back office support, ITO, renewals management and post-sales technical support. The inter-segment eliminations primarily relate to the inter-segment back-office support services provided by our GBS segment to our distribution segment. GBS revenue to third parties is net of inter-segment eliminations. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.
Our revenue in the distribution segment increased during the three months ended August 31, 2011, compared to the prior year period primarily due to our fiscal first quarter 2011 acquisition of Infotec Japan, offset by the sale of a portion of our contract assembly business in our third fiscal quarter of 2010 and the adverse impact of movements in the Canadian foreign exchange translation rates. During the three months ended August 31, 2011, revenue from Infotec Japan contributed approximately $297.0 million or 12% of our distribution revenue. Compared to the prior year period in North America, our sales of peripherals increased 4%, sales of IT systems increased 13%, sales of system components increased 8%, sales of networking systems increased 40% and sales of software increased by 5%.
During the nine months ended August 31, 2011, our revenue in the distribution segment increased compared to the prior year period due to our acquisition of Infotec Japan, improving market conditions in the United States and revenue from Jack of All Games, Inc. which was acquired at the end of our first fiscal quarter of 2010, offset by the sale of a portion of our contract assembly business in our third fiscal quarter of 2010. During the nine months ended August 31, 2011, revenue from Infotec Japan contributed approximately $914.1 million, or 12% of our distribution revenue. Compared to the prior year period in North America, our sales of peripherals increased 11%, sales of IT systems increased 7%, sales of system components increased 11%, sales of networking systems increased 37% and sales of software increased 26%.
During the three and nine months ended August 31, 2011, revenue generated from the recent acquisitions in our GBS segment contributed approximately 32% and 30%, respectively, of our GBS revenue. The revenue from our GBS segment in the three and nine months ended August 31, 2010 also included $4.8 million and $11.9 million, respectively, from Nihon Daikou Shouji Co., Ltd., or NDS, which was sold in the third quarter of fiscal year 2010. Organic growth in revenue from our call centers during the three and nine months ended August 31, 2011 were 5% and 14%, respectively compared to the prior year periods as we continue to experience increased call volume at our BPO contact centers and expansion of our service offerings and customer base.
Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2011	August 31, 2010	% Change	August 31, 2011	August 31, 2010	% Change
	(in thousands)			(in thousands)
Gross profit	$153,753	$124,869	23.1%	$442,657	$350,697	26.2%
Percentage of revenue	5.98%	5.74%		5.85%	5.71%
Our gross profit is affected by a variety of factors, including competition, average selling prices, variety of products and services we sell, our customers, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, acquisitions and divestitures of business units, fluctuations in revenue, and our mix of business including our GBS services.
Our gross profit as a percentage of revenue in the three and nine months ended August 31, 2011 increased by 24 and 14 basis points, respectively, over the prior year period. Our gross profit was favorably impacted by the growth in business in our GBS segment, the change in product mix and favorable vendor rebates in our distribution segment, and the contribution from our recent acquisitions in both segments.
No specific customers, or changes in pricing strategy, individually or in the aggregate, contributed significantly to the change in gross profit.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2011	August 31, 2010	% Change	August 31, 2011	August 31, 2010	% Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$87,235	$72,715	20.0%	$271,126	$216,156	25.4%
Percentage of revenue	3.39%	3.34%		3.58%	3.52%
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
The increase in selling, general and administrative expenses in the three and nine months ended August 31, 2011 as compared to the prior year periods was primarily due to our acquisition of Infotec Japan, our acquisitions in the GBS segment which commenced in late 2010, and the organic growth in our business.
During the three months ended August 31, 2011, 23% of our total selling, general and administrative expenses were attributable to the acquisition of Infotec Japan and our acquisitions in the GBS segment. Excluding the acquisitions, our overall operating expense during the three months ended August 31, 2011 was lower than the prior year period because we recognized a benefit of $4.1 million for changes in the fair value of certain contingent consideration pertaining to our acquisitions in our GBS segment. The changes over time in the fair value were due to updated estimates of expected revenue and gross profit related to the achievement of established earn-out targets. In addition, the prior year operating expense included $3.0 million related to the sold portion of our manufacturing business and the sale of NDS. These benefits were offset by higher operating expense to support the organic growth in our business.
During the nine months ended August 31, 2011, 22% of our total selling, general and administrative expenses were attributable to the acquisitions of Infotec Japan and our acquisitions in the GBS segment. In addition, during the nine months ended August 31, 2011, we incurred $1.1 million in acquisition and integration expenses and $0.5 million for the consolidation of warehouses. Excluding the acquisitions, our overall operating expense during the nine months ended August 31, 2011 was lower than the prior year period because we recognized a benefit of $5.4 million for changes in the fair value of certain contingent consideration pertaining to our acquisitions in our GBS segment. The prior year operating expense also included $7.2 million related to the portion of our manufacturing business and NDS, that were sold in the prior year period. These benefits were offset by higher operating expense to support the organic growth in our business.

Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Three Months Ended			Nine Months Ended
	August 31, 2011	August 31, 2010	% Change	August 31, 2011	August 31, 2010	% Change
	(in thousands)			(in thousands)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	$66,518	$52,154	27.5%	$171,531	$134,541	27.5%
Percentage of total revenue	2.59%	2.40%		2.27%	2.19%
Distribution income from continuing operations before non-operating items, income taxes and noncontrolling interest	58,592	47,928	22.3%	156,266	124,374	25.6%
Percentage of distribution revenue	2.31%	2.23%		2.09%	2.05%
GBS income from continuing operations before non-operating items, income taxes and noncontrolling interest	7,926	4,226	87.6%	15,265	10,167	50.1%
Percentage of GBS revenue	19.58%	13.65%		12.89%	12.01%

Our total income from continuing operations before non-operating items, income taxes and noncontrolling interest for the three and nine months ended August 31, 2011 was higher than the prior year periods, both in dollars and as a percentage of revenue. The improvement in margins was primarily due to changes in our business services mix leading to higher gross profit contribution, offset in part by higher selling, general and administrative expenses, and acquisition and integration expenses.
The distribution segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue was higher during the three and nine months ended August 31, 2011 as compared to the prior year periods due to higher gross profit contribution, resulting from higher vendor rebates and changes in our product and business services mix, offset by higher operating expense for the growth of our business and acquisition and integration costs related to our acquisition of Infotec Japan.
The GBS segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue during the three and nine months ended August 31, 2011 increased as compared to the prior year periods because of the benefit of $4.1 million and $5.4 million, respectively, recognized for changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in our GBS segment. These benefits were offset by the acquisition and integration costs incurred for the acquisitions and changes in our business mix.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2011	August 31, 2010	% Change	August 31, 2011	August 31, 2010	% Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$6,472	$4,585	41.2%	$18,910	$12,130	55.9%
Percentage of revenue	0.25%	0.22%		0.26%	0.20%
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
The increase in interest expense and finance charges, net, for the three and nine months ended August 31, 2011 as compared to the prior year periods was due to our acquisition of Infotec Japan in the first fiscal quarter of 2011. The interest expense on Infotec Japan's working capital credit lines during the three and nine months ended August 31, 2011were $0.9 million and $2.6 million, respectively. The remaining increases in interest expense as compared to the prior year periods were due to higher average borrowings and interest rates during the current fiscal year and lower interest income from our Mexico contracts.
Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2011	August 31, 2010	% Change	August 31, 2011	August 31, 2010	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(1,214)	$(300)	304.7%	$(69)	$770	(109.0)%
Percentage of revenue	(0.05)%	(0.01)%		0.00%	0.01%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The change in other income (expense), net during the three months ended August 31, 2011 as compared to the prior year period was primarily due to $0.2 million increase in losses on our deferred compensation investments and $0.1 million increase in foreign exchange losses. In addition, the prior year period included $0.5 million gain on the sale of NDS. The change in other (income) expense, net for the nine months ended August 31, 2011 as compared to the prior year period was primarily due to a $0.4 million increase in foreign exchange losses, offset by $0.5 million in government business incentives earned by our subsidiaries in foreign locations, $0.2 million lower local taxes and $0.2 million decrease in losses on our deferred compensation investments. In addition, the prior year included $1.3 million gain recorded on the sale of our BDG division in Canada and NDS.
Provision for Income Taxes
Provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and nine months ended August 31, 2011 was 33.4% and 34.2%, respectively. In comparison, our effective tax rate in the three and nine months ended August 31, 2010 was 34.5% and 35.7%, respectively. The decrease in the effective tax rate was primarily due to the benefit of $4.1 million and $5.4 million recognized during the three and nine months ended August 31, 2011, respectively, for changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in our GBS segment. These benefits are not subject to income tax. The decrease in the effective tax rate was also due to the income mix of profit contributions from various tax jurisdictions.
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
Discontinued Operations
On December 28, 2009, China Civilink (Cayman), which operates in China as HiChina Web Solutions, was sold to Alibaba.com Limited. HiChina Web Solutions provided domain name registration and web site hosting and design. HiChina Web Solutions was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary of SYNNEX Corporation. Under the terms of the agreement, we received $65.4 million for our estimated 79% controlling ownership in

HiChina Web Solutions. During the nine months ended August 31, 2010, we recorded total gain on the sale of $11.4 million, net of $1.2 million income taxes. We, the ultimate parent, have guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment. We have no significant continuing involvement in the operations of HiChina Web Solutions. In conjunction with the sale of HiChina Web Solutions, we recorded a contingent indemnification liability of $4.1 million.
The sale of HiChina Web Solutions qualified as a discontinued operation and accordingly, we have excluded results of HiChina Web Solutions operations from our Consolidated Statements of Operations for the nine months ended August 31, 2010 to present this business in discontinued operations.
The following table shows the results of operations of HiChina Web Solutions for the nine months ended August 31, 2010, which are included in the earnings from discontinued operations:

Nine Months Ended
August 31, 2010 *
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

*Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

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
Net cash provided by operating activities was $116.0 million in the nine months ended August 31, 2011 as compared to net cash used in operations of $33.0 million in the prior year period. The cash generated from operations in the nine months ended August 31, 2011 was primarily due to lower inventory purchases, collections from our customers and our net income. The cash used in operations in the nine months ended August 31, 2010 was primarily due to investment in inventory and due to the movement in other working capital assets and liabilities, offset by our net income.
Net cash used in investing activities was $74.3 million in the nine months ended August 31, 2011, which included $38.4 million used for our acquisitions of Encover and e4e, Inc. in our GBS segment and $4.5 million used for the acquisition of Infotec Japan, net of cash acquired, in our distribution segment, offset by $1.5 million collected from the sellers of Jack of All Games, Inc. upon the final settlement of the purchase price and $1.0 million collected on our sale of certain assets of contract manufacturing business in the prior year to MiTAC International. Our capital expenditures during the period were $21.3 million, which included our investment in equipment and infrastructure pertaining to our warehouses and logistics facilities. In addition, we invested $4.8 million in SB Pacific, our equity-method investee. Our restricted cash increased by $8.3 million primarily due to the timing of lockbox collections under our borrowing arrangements. Net cash used in investing activities in the nine months ended August 31, 2010 was $15.1 million mainly due to cash used for the acquisition of Jack of All Games, Inc. of $37.2 million, an increase in restricted cash of $4.3 million, capital expenditures of $7.1 million, and a $5.7 million long-term loan given to a third party. These usages were offset by $34.7 million net cash received from the sale of our business including HiChina Web Solutions and the BDG division of SYNNEX Canada Limited, or SYNNEX Canada.
Net cash used in financing activities during the nine months ended August 31, 2011 was $43.0 million consisting primarily of $71.9 million net payments on our securitization arrangements and our revolving lines of credit, offset by debt refinancing of Infotec Japan with a new credit facility. The book overdraft was higher by $14.6 million. In addition, the capital contribution by SB Pacific was $6.4 million and financing from the exercise of employee stock options was $6.8 million during the quarter, offset by taxes paid for net share settlement of equity awards of $3.2 million. Net cash provided by financing activities was $56.0 million in the nine months ended August 31, 2010 consisting primarily of the net payments of $37.0 million on our securitization arrangements, bank loans and revolving line of credit and $13.3 million proceeds from the issuance of common stock, offset by taxes paid for net share settlement of equity awards of $0.5 million.
We had sufficient availability on our credit arrangements to support our operating activities as of August 31, 2011.
We have issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, totaling $240.5 million as of August 31, 2011 and $108.5 million as of November 30, 2010. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders.
Capital Resources
Our cash and cash equivalents totaled $86.3 million and $88.0 million as of August 31, 2011 and November 30, 2010, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.
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
On-Balance Sheet Arrangements
We primarily finance our U.S. operations with an accounts receivable securitization program, or the U.S. Arrangement. In November 2010, we amended and restated the U.S. Arrangement, or the Amended and Restated U.S. Arrangement, replacing the lenders and the lead agent. We can now pledge up to a maximum of $400.0 million in U.S. trade accounts receivable, or the U.S. Receivables, as compared to a maximum of $350.0 million under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding on the Amended and Restated U.S. Arrangement as of August 31, 2011 and November 30, 2010 were $147.0 million and $209.1 million, respectively.
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
It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, we do not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of August 31, 2011 and November 30, 2010.
In February 2011, we entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25.0 million. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or the LIBOR, at our option. The margin on the LIBOR is 2.00%. Our base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of August 31, 2011, there were no borrowings outstanding under this arrangement.
SYNNEX Canada, has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125.0 million, or the Canadian Revolving Arrangement. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of August 31, 2011, outstanding standby letters of credit totaled $3.4 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under this revolving credit facility. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.00% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balances outstanding under our Canadian Revolving Arrangement as of August 31, 2011 and November 30, 2010 were $13.4 million and $36.2 million, respectively.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of both August 31, 2011 and November 30, 2010 was $9.7 million.
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JP¥ 10.0 billion. The credit agreement is comprised of a JP¥ 6.0 billion long-term loan and a JP¥ 4.0 billion short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. We have issued a guarantee of JP¥ 7.0 billion under this credit facility. As of August 31, 2011, the balances outstanding under the term loan and the revolving credit facility were $78.3 million and $52.2 million, respectively.
Infotec Japan has two term loans from financial institutions with an aggregate amount outstanding of $15.8 million, as of

August 31, 2011. This includes a short-term loan of JP¥ 1.0 billion, which expires in January 2012 and bears a fixed interest rate of 2.00%, and a term loan of JP¥ 210.0 million, which expires in December 2012 and bears a fixed interest rate of 1.50%. In addition, as of August 31, 2011, there was $0.4 million outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
We had outstanding letters of credit amounting to $0.8 million under a letter of credit facility as of November 30, 2010. This letter of credit facility was terminated in March 2011.
Future principal payments as of August 31, 2011 under the above loans are as follows:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
			(in thousands)
Principal debt payments	$316,768	$228,626	$80,680	$1,666	$5,796
Due to the uncertainty of the timing and amount that may be settled in cash, the principal amount of $143.8 million of the Notes is not included in the table above.
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
As of August 31, 2011, we were in compliance with all material covenants for the above arrangements.
Convertible Debt
In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Notes, in a private placement. The Notes have a cash coupon interest rate of 4.0% per annum. Interest on the Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year and commenced on November 15, 2008. In addition, we will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note is equal to 0.55% of the average trading price of the Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Notes on the last day of such preceding fiscal quarter, (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Notes on each such day; (3) if we have called the particular Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. In addition, holders may also convert their Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Notes will be 33.9945 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. The above mentioned contingencies were not triggered as of August 31, 2011.
We may not redeem the Notes prior to May 20, 2013. We may redeem the Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date.
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
In accordance with the provisions of the standards for accounting for convertible debt, we recognized both a liability and an equity component of the Notes in a manner that reflects our non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120.3 million. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23.4 million and was retroactively recorded as a debt discount and will be amortized to Interest expense and finance charges, net over the five-year period to the first put date, utilizing the effective interest method.
As of August 31, 2011, the remaining amortization period is approximately twenty months assuming the redemption of the Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expenses of $1.6 million and $4.9 million during the three and nine months ended August 31 of both fiscal years 2011 and 2010, respectively. Based on an effective rate of 8.0%, we recorded non-cash interest expenses of $1.2 million and $3.6 million during the three and nine months ended August 31, 2011, respectively, and $1.1 million and $3.3 million during the three and nine months ended August 31, 2010, respectively. As of both August 31, 2011 and November 30, 2010, the carrying value of the equity component of the Notes, net of allocated issuance costs, was $22.8 million. As of August 31, 2011, the if-converted value of the Notes did not exceed the principal balance.
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
Related Party Transactions
We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of both August 31, 2011 and November 30, 2010, MiTAC International and its affiliates beneficially owned approximately 29% of our common stock. In addition, Matthew Miau, our Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any of our mergers or acquisitions. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.

Until July 31, 2010, we worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled us to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to our contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and us. As part of this transaction, we provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sale agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During the three and nine months ended August 31, 2011, we recorded $1.3 million and $5.4 million, respectively, for service fees earned, reimbursements for facilities and overhead costs and the fully achieved earn-out condition.
We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $0.5 million and $2.9 million during the three and nine months ended August 31, 2011, respectively, and $39.6 million and $154.5 million during the three and nine months ended August 31, 2010, respectively. Our sales to MiTAC International and its affiliates during the three and nine months ended August 31, 2011 totaled $1.6 million and $2.7 million, respectively, and $0.4 million and $1.6 million during the three and nine months ended August 31, 2010, respectively. Most of the purchases and sales in the three and nine months ended August 31, 2010 were pursuant to our Master Supply Agreement with MiTAC International and our former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.
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
Beneficial Ownership of Our Common Stock by MiTAC International
As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 29% of our common stock as of August 31, 2011. These shares are owned by the following entities:

As of August 31, 2011
(shares in thousands)
MiTAC International(1)	6,158
Synnex Technology International Corp.(2)	4,427
Total	10,585

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 589 thousand shares (of which 379 thousand shares are directly held and 210 thousand shares are subject to exercisable options) held by Matthew Miau.

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
We own shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our founder and former Chairman. As of August 31, 2011, the value of the investment was $0.8 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our potential competitor. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us.
Others
On August 31, 2010, we acquired a 33.3% noncontrolling interest in SB Pacific. We are not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is our founder and former Chairman. Our 33.3% investment in SB Pacific is accounted for as an equity-method investment and is included in other assets. The balances of our investment as of August 31, 2011 and November 30, 2010 were $6.0 million and $1.1 million, respectively. We regard SB Pacific to be a variable interest entity and as of August 31, 2011, our maximum exposure to loss was limited to $6.0 million. During the nine months ended August 31, 2011, we paid $0.2 million in management fees to SB Pacific. SB Pacific owns a 30.0% noncontrolling interest in Infotec Japan.
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
In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt the accounting update for our goodwill impairment test to be performed for the fiscal year ending November 30, 2012.
In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. We will adopt the new disclosure requirements in the fiscal year ending November 30, 2012. We are currently assessing the impact of this accounting update on our Consolidated Financial Statements.
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
In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard modified the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard was effective for the first annual reporting period beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This standard was applicable to us beginning December 1, 2010 and did not have a material impact on our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine month periods ended August 31, 2011 from our Annual Report on Form 10-K for the year ended November 30, 2010. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products and services represented approximately 37% and 35% of our total revenue in the three and nine months ended August 31, 2011, respectively, and 37% of our total revenue in both the three and nine months ended August 31, 2010. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of August 31, 2011, we had 999 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
Because of the capital-intensive nature of our business, we need continued access to capital, which if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.
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
As of August 31, 2011, we had $451.7 million in outstanding short and long-term borrowings under term loans, convertible senior notes and lines of credit, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. As of August 31, 2011, we had approximately $290.9 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.
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
In the three and nine months ended August 31, 2011, approximately 26% and 28%, respectively, of our total revenue was generated outside the United States. In both the three and nine months ended August 31, 2010, approximately 17% of our revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results
Because of the experience of our key personnel in the IT and CE industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.
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
Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in the United States, Canada, China, Costa Rica, India, Japan, Mexico, the Philippines, and the United Kingdom. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. For example, in March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events affected the infrastructure in the country, caused power outages and have temporarily disrupted the local and international, supply chains for some vendors. Our facilities in Japan suffered nominal inventory and facility damages. We may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer orders in a timely manner, this could harm our operating results. We expect our operations in Japan will continue to be affected by the continuing consequences of such natural disasters. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.
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
Risks Related to Our Relationship with MiTAC International Corporation
As of August 31, 2011, our executive officers, directors and principal stockholders owned approximately 31% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of August 31, 2011, our executive officers, directors and principal stockholders owned approximately 31% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 29% of our common stock.
In addition, MiTAC International’s interests and ours may increasingly conflict. For example, until July 31, 2010, we relied on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers.
In July 2010, we announced that we had signed a definitive sale agreement to sell certain assets related to our contract assembly business to MiTAC International. The transaction included the sale of inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and us. Also, as part of the transaction, we provide MiTAC International with certain transition services for the business on a fee basis over the next several quarters. After the completion of the transition services, MiTAC International and we will no longer be jointly servicing any current customers. In addition, we may solicit the same contract assembly customers in the future.
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
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of August 31, 2011, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 14.0% of Synnex Technology International and approximately 8.0% of MiTAC International. As of August 31, 2011 MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of August 31, 2011. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.1% of our outstanding common stock as of August 31, 2011. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
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
 __________
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
Date: October 7, 2011

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
 __________
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