Form 10-Q/A
period 2011-08-31
SYNNEX CORP
filed 2011-10-12
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of SYNNEX Corporation for the quarter ended August 31, 2011, as filed with the Securities and Exchange Commission on October 7, 2011 (the "Form 10-Q"), is to furnish a corrected Exhibit 101 (XBRL formatted data) to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of SYNNEX Corporation.
The following paragraph should be read as amended in XBRL exhibits:
NOTE 19-SUBSEQUENT EVENTS:
In September 2011, the Company acquired 100% of the stock of the global email company limited ("gem"), a customer contact solutions provider based in Belfast, Northern Ireland. gem will be integrated into the Company's GBS segment. The acquisition is not material to the Consolidated Financial Statements.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.
In accordance with Rule 406T of Regulation S-T, Exhibit 101 to this report shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

31.1
Rule 13a-14(a) Certification of President and Chief Executive Officer(previously filed as Exhibit 31.1 to the registrant's Form 10-Q for the quarter ended August 31, 2011 and incorporated herein by reference).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (previously filed as Exhibit 31.2 to the registrant's Form 10-Q for the quarter ended August 31, 2011 and incorporated herein by reference).

32.1
Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (previously filed as Exhibit 32.1 to the registrant's Form 10-Q for the quarter ended August 31, 2011 and incorporated herein by reference).

101.INS *	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 12, 2011

SYNNEX Corporation

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer

By:	/s/ Thomas C. Alsborg
Thomas C. Alsborg
Chief Financial Officer

EXHIBIT INDEX

31.1
Rule 13a-14(a) Certification of President and Chief Executive Officer(previously filed as Exhibit 31.1 to the registrant's Form 10-Q for the quarter ended August 31, 2011 and incorporated herein by reference).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (previously filed as Exhibit 31.2 to the registrant's Form 10-Q for the quarter ended August 31, 2011 and incorporated herein by reference).

32.1
Statement of President, Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (previously filed as Exhibit 32.1 to the registrant's Form 10-Q for the quarter ended August 31, 2011 and incorporated herein by reference).

101.INS *	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.