Form 10-K
period 2011-11-30
SYNNEX CORP
filed 2012-01-27
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-K
 __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-31892
 _______________________________________________________
SYNNEX CORPORATION
(Exact name of registrant as specified in its charter)
 _______________________________________________________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter May 31, 2011) was $829,369,025. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 13, 2012, there were 37,063,583 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 Annual Meeting of Stockholders to be held on March 20, 2012.

SYNNEX CORPORATION

2011 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in our IT systems, anticipated benefits of our acquisitions, anticipated increase in fourth quarter seasonality, impact of our disposition of certain assets to MiTAC International Corporation, or MiTAC International, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, adequacy of our facilities, our legal proceedings, expansion of our operations, our international operations, our strategic acquisitions of businesses and assets, adequacy of our cash resources to meet our capital needs, our convertible notes, including the settlement of our convertible notes, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, impact of rules and regulations affecting public companies, impact of our pricing policies, our dividend policy, our anti-dilution repurchase program, impact of our accounting policies, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In the sections of this Report entitled “Business Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and our subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.
SYNNEX, the SYNNEX Logo, CONCENTRIX, the CONCENTRIX Logo, EMJ, HYVE SOLUTIONS, NEW AGE ELECTRONICS, PC WHOLESALE, ASPIRE, ENCOVER, GEM, VISIONMAX and all other SYNNEX company, product and service names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX and the SYNNEX Logo Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

Item 1.    Business Overview
We are a Fortune 500 corporation and a leading business process services company, servicing resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. Our primary business process services are wholesale distribution and business process outsourcing, or BPO. We operate in two segments: distribution services and global business services, or GBS. Our distribution services segment provides value-added services and distributes IT systems, peripherals, system components, software, networking equipment, CE, and complementary products. We also provide contract assembly services within our distribution segment. Our GBS segment offers a range of BPO services to customers that include technical support, renewals management, lead management, direct sales, customer service, back office processing and information technology outsourcing, or ITO. Many of these services are delivered and supported on the proprietary software platforms we have developed to provide additional value to our customers.
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We distribute more than 25,000 technology products (as measured by SKUs) from more than 200 IT and CE OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of November 30, 2011, we had over 10,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 87% of our total revenue was from North America for the fiscal year 2011 and 98% for each of the fiscal years 2010 and 2009.
In our distribution segment, we purchase IT systems, peripherals, system components, software, networking equipment, CE and complementary products from our primary suppliers such as Hewlett-Packard Company, or HP, Microsoft, Panasonic, Lenovo and Seagate and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In our broad line distribution business, we provide value-added service offerings in key vertical markets such as government and healthcare and we have specialized service offerings designed to increase efficiencies in areas like print management, renewals, networking and other services.
Our distribution segment operates in the distribution and contract assembly service industries, which are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT and CE products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.
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
Our GBS segment generates revenue from performing services that are generally tied to our customers' products and how they are received in the marketplace. Any shift in business or size of the market for our customers products, any failure of technology and failure of acceptance of our customers' products in the market may impact our business. Generally, the employee turnover rate in this business and the risk of losing experienced employees are high. Higher turnover rates can increase costs and decrease the operating efficiencies and productivity.
We have been in business since 1980 and are headquartered in Fremont, California. Our distribution segment has operations in the United States, Canada, Japan, and Mexico. Our GBS segment has operations in the United States, Canada, China, Japan, Costa Rica, Hungary, India, Nicaragua, the Philippines, and the United Kingdom. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003.
Our Products and Suppliers
We distribute a broad line of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 200 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers.
During fiscal year 2011, our product mix by category was in the following ranges:

Product Category:
Peripherals	33% - 37%
IT Systems	29% - 33%
System Components	14% - 18%
Software	10% - 14%
Networking Equipment	4% - 8%
Our suppliers include leading IT systems, networking equipment, software, peripherals and CE suppliers. Our primary OEM suppliers are HP, Panasonic, Microsoft, Lenovo, Seagate, Lexmark, Acer, Intel, Xerox, and Symantec.
Our largest OEM supplier is HP. Revenue from the sale of HP products and services represented approximately 35%, 38%, and 36% of our revenue for fiscal years 2011, 2010, and 2009, respectively. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.
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
Our Customers
We distribute IT products to more than 20,000 resellers, system integrators and retailers. Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, small/medium sized businesses, or SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly individual end-users and to a small degree, small office/home office customers.
No customer accounted for more than 10% of our total revenue in either fiscal year 2011 or 2009. In fiscal year 2010, one customer accounted for 11% of our total revenue. Some of our largest customers include CDW Corporation, Iron Bow Technologies, Staples Business Depot, Insight Enterprises, Inc. and Systemax, Inc.
In our GBS segment, our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media. We serve over 100 customers in this segment.
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
BPO Services. We provide BPO services to our customers that help them market and support their products in multiple geographies and languages. These services include customer management, renewals management, back office processing and ITO on a global platform, including technical support, demand generation and marketing and administration functions. We deliver these services through various methods including voice, chat, web, email, social media and digital print.
The above major categories of services are complemented by the following:
Contract Assembly Services. We provide our OEM contract assembly customers with systems design and build-to-order, or BTO, and configure-to-order, or CTO, assembly capabilities. BTO assembly consists of building a group of systems with the same pre-defined specifications, generally for our OEM customers’ inventory. CTO assembly consists of building a customized system for an OEM customer’s individual order specifications. In both cases, we offer design, integration, test and other production value-added services such as kitting, reconfiguration, asset tagging and hard drive imaging. In addition, within our Hyve Solutions division, we design and manufacture energy efficient and cost effective full rack server and storage solutions and services to large scale data center customers.
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
Sales and Marketing
For distribution, we serve our large commercial, government reseller and retail customers through dedicated sales professionals. We market to smaller resellers and OEMs through dedicated regional sales teams. In addition, we have dedicated product management and business development specialists that focus on the sale and promotion of the products and services of selected suppliers or for specific end-market verticals. These specialists are also directly involved in establishing new relationships with leading OEMs to create demand for their products and services and with resellers for their customers’ needs. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities, promoting sales growth and ensuring customer satisfaction. We have sales and marketing professionals in close geographic proximity to our reseller, retail and OEM customers.
In addition, as part of our GBS segment, we have sales teams dedicated to cultivating new BPO opportunities in customer management, renewals management and back office processing on a global platform.
Our Operations
We operate over 30 distribution facilities in the United States, Canada, Japan and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.
Our proprietary IT systems and processes enable us to automate many of our distribution operations. We use radio frequency and bar code scanning technologies in all of our warehouse operations to maintain real-time inventory records, facilitate frequent cycle counts and improve the accuracy of order fulfillment. We use hand-held devices to capture real-time labor cost data to efficiently manage our daily labor costs.
To enhance the accuracy of our distribution order fulfillment and protect our inventory from shrinkage, our distribution systems also incorporate numerous controls. These controls include order weight checks, bar code scanning, and serial number profile verification. We also use digital video imaging to record our small package shipping activities by order. These images and other warehouse and shipping data are available online to our customer service representatives, enabling us to quickly respond to order inquiries by our customers.
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
In our GBS segment, we provide a comprehensive range of services to enhance the customer lifecycle and acquire, support, retain and renew customer relationships. These services primarily consist of technical support, customer service, renewals management, demand generation, back office support for sales, marketing and administrative functions, ITO services and solutions. Services are provided from multiple global locations to customers worldwide in multiple languages. The GBS services platform is supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital print.

International Operations
Approximately 27% of our total revenue for fiscal year 2011 and approximately 17% for both fiscal years 2010 and 2009, originated outside of the United States. Approximately 14% of our total revenue for fiscal year 2011 and approximately 15% for both fiscal years 2010 and 2009 were generated in Canada. Approximately 12% of our total revenue for fiscal year 2011 was generated in Japan. A key element in our business strategy has been to locate our services in markets that are cost beneficial, but low risk. For a discussion of our net revenue by geographic region, please see Note 17—Segment Information in Notes to the Consolidated Financial Statements.
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
Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased. In addition, the purchasing group utilizes an internally developed, proprietary information systems application tool that further aids in forecasting future product demand based on several factors, including historical sales levels, expected product life cycle and current and projected economic conditions. Our information system tool also tracks warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation promotes greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders on a more frequent basis. Furthermore, our system tool also allows for automated checks and controls to prevent the generation of inaccurate orders.
Managing our OEM supplier incentive programs is another critical function of our purchasing and product management teams. We attempt to maximize the benefits of incentives, rebates and volume and early payment discounts that our OEM suppliers offer us from time to time. We carefully evaluate these supplier incentive benefits relative to our product handling and carrying costs so that we do not overly invest in our inventory. We also closely monitor inventory levels on a product-by-product basis and plan purchases to take advantage of OEM supplier provided price protection. By managing inventory levels and customer purchase patterns at each of our regional distribution facilities, we can minimize our shipping costs by stocking products near to our resellers and retailers, and their end-user customers.
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
Information Technology
Our IT systems manage the entire order cycle, including processing customer orders, customer billing and payment tracking. These internally developed IT systems make our operations more efficient and provide visibility into our operations. We believe our IT infrastructure is scalable to support further growth. We continue to enhance and invest in our IT systems to improve product and inventory management, streamline order and fulfillment processes, and increase operational flexibility.
To allow our customers and suppliers to communicate and transact business with us in an efficient and consistent manner, we have implemented a mix of proprietary and off-the-shelf software programs that integrate our IT systems with those of our customers and suppliers. In particular, we maintain EDI and web-based communication links with many of our reseller and retail customers to enable them to search for products, check real-time pricing, inventory availability and specifications, place and track orders, receive invoices and process returns.

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
Our major competitors in IT product distribution include Arrow Electronics, Inc., Avnet, Inc., Ingram Micro, Inc., ScanSource, Inc., Tech Data Corporation and Westcon Group and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. We have participated in this consolidation through our acquisitions of New Age Electronics, Jack of All Games, and Marubeni Infotec Corporation, and we continue to evaluate other new opportunities. In our GBS segment, our competitors are both regional players as well as global companies. Our major competitors include TeleTech Holdings, Inc., Convergys Corporation, Teleperformance, Stream Global Services and ServiceSource International, Inc.
We constantly seek to expand our business into areas primarily related to our core distribution business as well as other support, logistics, BPO and related value-added services. As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors.
Some of our competitors are substantially larger and may have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us. Some may have more developed relationships with their existing customers. We attempt to offset our comparative scale differences by focusing on a limited number of leading OEMs in the distribution segment and by running a more efficient and low cost operation, and by offering a high level of value-added and customer service in both the distribution and GBS segments.
Employees
As of November 30, 2011, we had 10,208 full-time employees. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled 740, on a full-time equivalent basis, as of November 30, 2011. Except for our employees in China, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.
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
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	general economic conditions and level of IT and CE spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix, quality, pricing, availability and useful life of our products;

•	market acceptance, quality, pricing and availability of our services;

•	competitive conditions in our industry;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence and market acceptance;

•	variations in our levels of excess inventory and doubtful accounts;

•	changes in the terms of OEM supplier-inventory protections, such as price protection and return rights; and

•	the impact of the business acquisitions and dispositions we make.
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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products and services represented approximately 35%, 38%, and 36% of our total revenue in fiscal years 2011, 2010, and 2009, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its distribution agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, rebates and marketing programs available to us.
From time to time we may conduct business with a supplier without a formal agreement because the agreement has expired or otherwise terminated. In such case, we are subject to additional risk with respect to products, warranties and returns, and other terms and conditions. If we are unable to pass the impact of these changes through to our reseller and retail customers, our business, financial position and operating results could be adversely affected.

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
We sell to our reseller, retail and contract assembly services customers on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our reseller, retail and contract assembly services customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller, retail and contract assembly services customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which could harm our business, financial position and operating results.
The success of our contact center and renewals management business is subject to the terms and conditions of our customer contracts.
We provide contact center support services and renewals management services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions that could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. The programs that we put in place for our customer products may not be accepted by the market. In addition, with respect to our contact center business, our customers may not guarantee a minimum call volume; however, we hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers, payment of any penalties for failure to meet performance levels or inability to terminate any unprofitable contracts could have an adverse impact on our operations and financial results.
Our renewals management business is subject to dynamic changes in the business model and competition, which in turn could cause our GBS operations to suffer.
The software and hardware renewals management and the customer management operations of our GBS segment represent emerging markets that are vulnerable to numerous changes that could cause a shift in the business and size of the market. For example, if software and hardware customers move to a utility or fee-for-service based business model, this business model change could significantly impact operations or cause a significant shift in the way business is currently conducted. If OEMs place more focus in this area and internalize these operations, then this could also cause a significant reduction in the size of the available market for third party service providers. Similarly, if competitors offer their services at below market margin rates to “buy” business, or use other lines of business to subsidize the renewals management business, then this could cause a significant reduction in the size of the available market. In addition, if a cloud-based solution or some other technology were introduced, this new technology could cause an adverse shift in the way our renewals management operations are conducted or decrease the size of the available market.

We are subject to the risk that our inventory value may decline, and protective terms under our OEM supplier agreements may not adequately cover the decline in value, which in turn may harm our business, financial position and operating results.
The IT and CE products industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Most of our OEM suppliers offer limited protection from the loss in value of inventory. For example, we can receive a credit from many OEM suppliers for products held in inventory in the event of a supplier price reduction. In addition, we have a limited right to return a certain percentage of purchases to most OEM suppliers. These policies are often subject to time restrictions and do not protect us in all cases from declines in inventory value. In addition, our OEM suppliers may become unable or unwilling to fulfill their protection obligations to us. The decrease or elimination of price protection or the inability of our OEM suppliers to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our OEM suppliers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, either of which could harm our business, financial position and operating results.
We depend on OEM suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to timely fulfill orders, which in turn could harm our business, financial position and operating results.
Our ability to obtain particular products in the required quantities and to fulfill reseller and retail customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers. For example, in fiscal year 2011, we experienced shortage in hard drives from OEM suppliers in Thailand due to floods. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers, retailers or end-users. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our reseller and retail customer orders on a timely basis, our business, financial position and operating results could be adversely affected.
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
In addition to competing with video game manufacturers, we compete with downloadable and online gaming providers and used video game resellers. The popularity of downloadable and online games has increased and continued increases in downloadable and online gaming may result in a reduced level of over-the-counter retail video games sales. In addition, certain of our video game reseller and retail customers sell used video games that are generally priced lower than new video games, which could result in an increase in pricing pressure. If such customers increase their mix of sales of used video games relative to new video games, it could negatively impact our sales of new video games.
Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of November 30, 2011, we had 980 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	effect of tax rate on accounting for acquisitions and dispositions;

•	issues arising from tax audit or examinations and any related interest or penalties; and

•	uncertainty in obtaining tax holiday extensions or expiration or loss of tax holidays in various jurisdictions.
We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by tax authorities in various tax jurisdictions. Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition. The results from various tax examinations and audit may differ from the liabilities recorded in our financial statements and could adversely affect our financial results and cash flows.
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
In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in securitization or credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of securitization or debt financing could significantly increase in the future, making it cost prohibitive to securitize our accounts receivable or borrow, which could force us to issue new equity securities. If we issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.
The terms of our debt arrangements impose significant restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.
As of November 30, 2011, we had $383.0 million in outstanding short and long-term borrowings under term loans, convertible senior notes, lines of credit and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot be certain that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some of our credit facilities restrict our ability to dispose assets and use the proceeds from the disposition. As such, we may not be able to consummate those dispositions or use any resulting proceeds and, in addition, such proceeds may not be adequate to meet any debt service obligations then due.
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
We extend credit to our customers for a significant portion of our sales to them and they have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our customers will not pay on time or at all. The majority of our customers are small and medium sized businesses. Our credit exposure risk may increase due to financial difficulties or liquidity or solvency issues experienced by our customers, resulting in their inability to repay us. The liquidity or solvency issues may increase as a result of an economic downturn or a decrease in IT or CE spending by end-users. If we are unable to collect payments in a timely manner from our customers due to changes in financial or economic conditions, or for other reasons, and we are unable to collect under our credit insurance policies, we may write-off the amount due from the customers. These write-offs may result in more expensive credit insurance and negatively impact our ability to utilize accounts receivable-based financing. These circumstances could negatively impact our cash flow and liquidity position. Further, we are exposed to higher collection risk as we continue to expand internationally, where the payment cycles are generally longer and the credit rating process may not be as robust as in the United States.
In addition, our Mexico operation primarily focuses on various long-term projects with government and other local agencies, which often involve extended payment terms and could expose us to additional collection risks.
We may suffer adverse consequences from changing interest rates.
Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. As of November 30, 2011, we had approximately $221.1 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.
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
In fiscal years 2011 and 2010, approximately 27% and 17% of our total revenue, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.
Because of the experience of our key personnel in the IT and CE industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.
We operate in the highly competitive IT and CE industries. We are dependent in large part on our ability to retain the services of our key senior executives and other technological and industry experts and personnel. Except for Kevin Murai, our President and Chief Executive Officer, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.
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
In addition, we have developed proprietary IT systems, mobile applications, and cloud-based technology and acquired GBS related renewals technology that play an important role in our business. If any infringement claim is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all.
We are from time to time involved in other litigation in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management.
We have significant operations concentrated in the United States, Canada, China, Costa Rica, India, Japan, Mexico, Nicaragua, the Philippines, and the United Kingdom, and any disruption in the operations of our facilities could harm our business and operating results.
Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in the United States, Canada, China, Costa Rica, India, Japan, Mexico, Nicaragua, the Philippines, and the United Kingdom. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. For example, in March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events affected the infrastructure in the country, caused power outages and have temporarily disrupted the local and international, supply chains for some vendors. Our facilities in Japan suffered nominal inventory and facility damages. We may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer orders in a timely manner, this could harm our operating results. We expect our operations in Japan will continue to be affected by the continuing consequences of such natural disasters. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons, mudslides and floods. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.
Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.
Worldwide economic conditions have experienced significant volatility due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity which may impact our results of operations. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price, which in turn, may require us to record an impairment in the carrying value of our goodwill. More generally, these geopolitical social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may adversely impact the desire of employees and customers to travel, the reliability and cost of transportation and our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our customers to accurately plan future business activities. While general economic conditions have recently begun to improve, there is no assurance that this trend will continue or at what rate.
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
We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting accounts receivable generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such accounts receivable may be inadequate. In addition, our Mexico operation primarily focuses on various long-term projects with government and other public agencies that involve extended payment terms and could expose us to additional collection risks. Furthermore, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur additional expense and loss.
In addition, changes in policies or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. Any actions by countries in which we conduct business to reverse policies that encourage foreign trade or investment could adversely affect our business. If we fail to realize the anticipated growth of our future international operations, our business and operating results could suffer.
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

Risks Related to Our Relationship with MiTAC International Corporation
As of November 30, 2011, our executive officers, directors and principal stockholders owned approximately 31% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of November 30, 2011, our executive officers, directors and principal stockholders owned approximately 31% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 29% of our common stock.
In addition, MiTAC International’s interests and ours may increasingly conflict. For example, until July 2010, we relied on MiTAC International for certain manufacturing and supply services and for relationships with certain key customers. In July 2010, we announced that we had signed a definitive sales agreement to sell certain assets related to our contract assembly business to MiTAC International. The transaction included the sale of inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and us. Also, as part of the transaction, we provided MiTAC International with certain transition services for the business on a fee basis over the next several quarters. Since completion of the transition services, we no longer jointly service any current customers with MiTAC International. In addition, we may not solicit the same contract assembly customers in the future.
There could be potential conflicts of interest between us and MiTAC International and its affiliates, which could impact our business and operating results.
MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliates. For fiscal year 2011, Mr. Miau received the same compensation as our independent directors. For fiscal year 2012, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2011, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 13.9% of Synnex Technology International and approximately 8.0% of MiTAC International. As of November 30, 2011, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2011. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.0% of our outstanding common stock as of November 30, 2011. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
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
A determination by any of our primary OEMs to consolidate their business with other distributors or contract assemblers could negatively affect our business and operating results. In particular, the termination of our contract by HP would have a significant negative effect on our revenue and operating results. For example, in 2008, IBM consolidated its business with distributors, including SYNNEX, and, as a result, we no longer distribute certain IBM products and services.
The IT and CE industries are subject to rapidly changing technologies and process developments, and we may not be able to adequately adjust our business to these changes, which in turn would harm our business and operating results.
Dynamic changes in the IT and CE industries, including the consolidation of OEM suppliers and reductions in the number of authorized distributors used by OEM suppliers, have resulted in new and increased responsibilities for management personnel and have placed, and continue to place, a significant strain upon our management, operating and financial systems and other resources. We may be unable to successfully respond to and manage our business in light of industry developments and trends. Also crucial to our success in managing our operations is our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale or to respond to changes in the IT and CE industries could adversely affect our business and operating results.
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
We may initiate other business activities, including the broadening of our supply chain capabilities, and may face competition from companies with more experience in those new areas. In addition, as we enter new areas of business, we may also encounter increased competition from current competitors or from new competitors, including some that may once have been our OEM suppliers or reseller and retail customers. Increased competition and negative reaction from our OEM suppliers or reseller and retail customers resulting from our expansion into new business areas could harm our business and operating results.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission, or SEC, regulations and New York Stock Exchange, or NYSE, rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, in fiscal year 2011, we incurred additional expense related to SEC compliance with XBRL-tagged interactive data-files. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.
 Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2011, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. In the past, however, our internal controls have not eliminated all error. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.
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
Our distribution business segment occupies over 40 facilities covering approximately 6 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 2 million square feet of property and lease the remainder.
Our GBS business segment occupies over 37 facilities comprising of administrative buildings, service facilities and call centers covering approximately 700 thousand square feet. We own approximately 170 thousand square feet and lease the remainder.
We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current operating needs. Leases for our current facilities expire between February 2012 and February 2021.
Item 3    Legal Proceedings
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

Item 4.    (Removed and Reserved)
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of November 30, 2011:

Name	Age	Position
Kevin Murai	48	President, Chief Executive Officer and a Director
Peter Larocque	50	President, U.S. Distribution
Dennis Polk	45	Chief Operating Officer
Thomas Alsborg	49	Chief Financial Officer
Simon Leung	46	Senior Vice President, General Counsel and Corporate Secretary
 Kevin Murai is our President and Chief Executive Officer and a Director and joined us in March 2008. He served as Co-Chief Executive Officer until Robert Huang’s retirement in December 2008. Prior to SYNNEX, Mr. Murai was employed for 19 years at Ingram Micro, Inc. where he served in several executive management positions, including President and Chief Operating Officer and also on the Ingram Micro, Inc. Board of Directors. He holds a Bachelor of Applied Science degree in Electrical Engineering from the University of Waterloo in Ontario, Canada.
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
Thomas Alsborg is our Chief Financial Officer. He joined us in March 2007. Prior to SYNNEX, Mr. Alsborg was with Solectron Corporation where he served in various accounting and finance capacities over his ten-year tenure including Vice President and Chief Financial Officer of Solectron Global Services and Vice President of Finance and Vice President, Investor Relations. Prior to Solectron, Mr. Alsborg was with McDonald’s Corporation and a CPA with Ernst & Young LLP. Mr. Alsborg received a Bachelor of Science degree in Accounting from Oral Roberts University and a Master in Business Administration, Finance and International Business from Santa Clara University.
Simon Leung is our Senior Vice President, General Counsel and Corporate Secretary and has served in this capacity since May 2001. Mr. Leung joined us in November 2000 as Corporate Counsel. Prior to SYNNEX, Mr. Leung was an attorney at the law firm of Paul, Hastings, Janofsky & Walker LLP. Mr. Leung received a Bachelor of Arts degree from the University of California, Davis in International Relations and his Juris Doctor degree from the University of Minnesota Law School.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock, par value $0.001, is traded on the New York Stock Exchange, or NYSE, under the symbol “SNX.” The following table sets forth the range of high and low sales prices for our common stock for each of the periods listed, as reported by the NYSE.

	Price Range of Common Stock
	Low	High
Fiscal Year 2011
First Quarter	$28.73	$36.50
Second Quarter	$30.91	$36.72
Third Quarter	$22.56	$32.87
Fourth Quarter	$23.19	$30.26

Fiscal Year 2010
First Quarter	$25.51	$32.43
Second Quarter	$25.10	$32.17
Third Quarter	$22.62	$28.04
Fourth Quarter	$23.34	$30.43

As of January 13, 2012, our common stock was held by 933 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our initial public offering. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities place restrictions on our ability to pay dividends.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2006, compares our cumulative total stockholder return, the NYSE Composite Index and the Standard Industrial Classification, or SIC, Code Index (SIC Code 5045—Computer and Computer Peripheral Equipment and Software) for the period beginning November 30, 2006 through November 30, 2011. The closing price per share of our common stock was $29.35 on November 30, 2011. No cash dividends have been declared on our common stock since the initial public offering. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2006	11/30/2007	11/30/2008	11/30/2009	11/30/2010	11/30/2011
SYNNEX Corporation	100.00	90.97	46.06	124.66	126.20	129.24
NYSE Market Index	100.00	112.51	65.74	85.87	92.21	95.27
Computers & Peripheral Equipment	100.00	91.40	47.48	81.59	94.57	92.94
Repurchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2011 - September 30, 2011	—	—	—	$65,000,000
October 1, 2011 - October 31, 2011	62,300	$26.89	62,300	$63,324,000
November 1, 2011 - November 30, 2011	—	—	—	$63,324,000

(1)The purchases were made pursuant to the repurchase program that was announced on June 28, 2011. Our Board of Directors approved an anti-dilution share repurchase program where we may purchase up to $65 million of our Common Stock over a period of up to three years for the purpose of mitigating or reducing the dilution resulting from the various employee stock incentive and employee stock purchase programs. Any stock repurchases may be made through open market or privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
 Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Item 6.    Selected Consolidated Financial Data
The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and cash flow data presented below for fiscal years 2011, 2010 and 2009 and the consolidated balance sheet data as of November 30, 2011 and 2010 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2008 and 2007 and the consolidated balance sheet data as of November 30, 2009, 2008 and 2007 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 18 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2011	2010	2009	2008	2007
Statements of Operations Data: (in thousands, except per share amounts)
Revenue	$10,409,840	$8,614,141	$7,719,197	$7,736,726	$6,986,714
Cost of revenue	(9,779,342)	(8,122,525)	(7,296,167)	(7,322,862)	(6,640,295)
Gross profit	630,498	491,616	423,030	413,864	346,419
Selling, general and administrative expenses	(374,270)	(292,466)	(273,381)	(267,498)	(236,938)
Income from continuing operations before non-operating items, income taxes, noncontrolling interest	256,228	199,150	149,649	146,366	109,481
Interest expense and finance charges, net	(25,505)	(17,114)	(18,032)	(17,206)	(15,054)
Other income (expense), net	(1,005)	1,550	3,036	(7,812)	1,429
Income from continuing operations before income taxes and noncontrolling interest	229,718	183,586	134,653	121,348	95,856
Provision for income taxes	(79,165)	(66,910)	(49,028)	(44,811)	(35,216)
Income from continuing operations before noncontrolling interest, net of tax	150,553	116,676	85,625	76,537	60,640
Income from discontinued operations, net of tax	—	75	5,199	6,647	2,859
Gain on sale of discontinued operations, net of tax	—	11,351	—	—	—
Net income	150,553	128,102	90,824	83,184	63,499
Net income attributable to noncontrolling interest	(222)	(154)	(1,157)	(693)	(372)
Net income attributable to SYNNEX Corporation	$150,331	$127,948	$89,667	$82,491	$63,127
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	150,331	116,538	85,758	76,762	60,640
Discontinued operations:
Income from discontinued operations, net of tax	—	59	3,909	5,729	2,487
Gain on sale of discontinued operations, net of tax	—	11,351	—	—	—
Net income attributable to SYNNEX Corporation	$150,331	$127,948	$89,667	$82,491	$63,127
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$4.20	$3.35	$2.62	$2.43	$1.96
Discontinued operations	—	0.33	0.12	0.18	0.08
Net income per common share - basic	$4.20	$3.68	$2.74	$2.61	$2.04
Diluted:
Income from continuing operations	$4.08	$3.26	$2.53	$2.31	$1.86
Discontinued operations	—	0.32	0.11	0.17	0.07
Net income per common share - diluted	$4.08	$3.58	$2.64	$2.48	$1.93

	As of November 30,
	2011	2010	2009	2008	2007
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$67,571	$88,038	$37,816	$35,147	$21,925
Working capital	1,066,162	895,185	762,305	590,094	419,708
Total assets	2,833,295	2,499,861	2,099,910	2,032,386	1,887,103
Current borrowings under term loans and lines of credit	159,200	245,973	150,740	340,466	351,142
Long-term borrowings	223,822	140,333	136,195	131,157	37,537
Total equity	1,168,458	992,827	838,735	696,887	605,512

	Fiscal Years Ended November 30,
	2011	2010	2009	2008	2007
Other Data: (in thousands)
Depreciation and amortization from continuing operations	$24,673	$16,285	$17,803	$16,811	$14,512

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Annual Report on Form 10-K or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits of our acquisitions, impact of MiTAC International Corporation, or MiTAC International, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, our convertible notes, including the settlement of our convertible notes, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, servicing resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. Our primary business process services are wholesale distribution and business process outsourcing, or BPO. We operate in two segments: distribution services and global business services, or GBS. Our distribution services segment provides value-added services and distributes IT systems, peripherals, system components, software, networking equipment, CE, and complementary products. We also provide contract assembly services within our distribution segment. Our GBS segment offers a range of BPO services to customers that include technical support, renewals management, lead management, direct sales, customer service, back office processing and information technology outsourcing, or ITO. Many of these services are delivered and supported on the proprietary software platforms we have developed to provide additional value to our customers.
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 25,000 technology products (as measured by SKUs) from more than 200 IT and CE OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of November 30, 2011, we had over 10,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 87% of our total revenue was from North America for the fiscal year 2011 and 98% for both of fiscal years 2010 and 2009.
In our distribution segment, we purchase IT systems, peripherals, system components, software, networking equipment, CE and complementary products from our primary suppliers such as Hewlett-Packard Company, or HP, Microsoft, Panasonic, Lenovo and Seagate and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In our broadline distribution business, we add value-added service offerings in key vertical markets such as government and healthcare and we have specialized service offerings increasing efficiencies in areas like print management, renewals, networking and other services. In our GBS segment, our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media.
Revenue and Cost of Revenue
We derive our revenue primarily through the distribution of IT systems, peripherals, system components, software, networking equipment, CE, contract assembly services and BPO. For products, we recognize revenue generally as products are shipped, if a purchase order exists, the sales price is fixed or determinable, collection of the resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. our warehouse. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. We review and adjust these provisions periodically. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. We provide our BPO services in our GBS segment to customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. Our agreements are usually short-term in nature, subject to early termination by our customers or us for any reason, typically with 30 to 90 days notice. Revenue is recognized as services are performed and if collection is reasonably assured.
None of our customers accounted for more than 10% of our total revenue in fiscal years 2011 or 2009. In fiscal year 2010, one customer accounted for 11% of our total revenue. Approximately 35%, 38%, and 36% of our total revenue in fiscal years 2011, 2010 and 2009, respectively, was derived from the sale of HP products and services.
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
Margins
The distribution and contract assembly services industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated annually due to changes in the mix of products and services we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality and replacement of less profitable business with investments in higher margin, more profitable lines and lower costs associated with increased efficiencies. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin from continuing operations has also fluctuated annually, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our distribution, contract assembly and BPO revenue, and the timing of our acquisitions and investments.
In addition, beginning in the first fiscal quarter of 2010, we recognized revenue on certain service contracts, post-contract software support services, and extended warranty contracts, where we are not a primary obligor, on a net basis, which favorably impacted our gross and operating margins.

Economic and Industry Trends
Our revenue is highly dependent on the end-market demand for IT and CE products. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE distribution industry and increased price-based competition. The GBS industry is also extremely competitive. The customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. In fiscal year 2009, the distribution market place experienced an economic recession which caused overall channel volumes to decline. During fiscal year 2010 the economic environment was slow in recovering from the recession and the economy was stable and grew modestly during fiscal year 2011. While we are susceptible to economic trends in the global economy, our distribution business is largely concentrated in the United States, Canada and Japan, so we will be most directly impacted by economic strength or weakness in these geographies.
Seasonality
Our operating results are affected by the seasonality of the IT and CE products industries. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.
Deferred Compensation Plan
We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on uninvested amounts. Interest expense on the deferred amounts is classified in selling, general and administrative expenses on our Consolidated Statements of Operations. The participant may designate one or more investments as the measure of investment return on the participant’s account. The equity securities are either classified as trading securities or cost-method securities. Generally, the gains (losses) on the deferred compensation securities are recorded in other income (expense), net and an equal amount is charged (or credited if losses) to selling, general and administrative expenses relating to compensation amounts which are payable to the plan participants. For the deferred compensation investments, we recorded a loss of $1.1 million in fiscal year 2011 and a gain of $0.2 million and $2.7 million, in fiscal years 2010 and 2009, respectively.
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
Revenue Recognition. We generally recognize revenue on the sale of hardware and software products when they are shipped and on services when they are performed, if a purchase order exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by us. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. We recognize revenue on certain service contracts, post-contract software support services, and extended warranty contracts, where we are not the primary obligor, on a net basis.
We provide services such as call center, renewals, maintenance and contract management services to our customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service offerings. Typically the contracts are time-based or transactions or volume based. Revenue is generally recognized over the term of the contract or when service has been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.

Effective in the first quarter of fiscal year 2010, we began recognizing revenue on certain service contracts, post-contract software support services, and extended warranty contracts, where we are not the primary obligor, on a net basis. Approximately 4% of revenue was recorded on a net basis for fiscal years 2011 and 2010.
Our Mexico operation primarily focuses on projects with the Mexican government and other public agencies that are long-term in nature. Under the agreements, we sell computers and equipment to contractors that provide services to the Mexican government. We also sell computers, equipment and services directly to the Mexican government. The payments are due on a monthly basis and contingent upon the satisfactory performance of certain services, fulfillment of certain obligations and meeting certain conditions. We recognize revenue and cost of revenue on a straight-line basis over the term of the contract, which coincides with payments no longer being contingent.
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
OEM Supplier Programs. We receive funds from OEM suppliers for inventory price protection, product rebates, marketing and infrastructure reimbursement, and promotion programs. Product rebates are recorded as a reduction of cost of revenue. Marketing, infrastructure and promotion programs are recorded, net of direct costs, in selling, general and administrative expenses. Any excess funds associated with these programs are recorded in cost of revenue. We accrue rebates based on the terms of the program and sales of qualifying products. Some of these programs may extend over one or more quarterly reporting periods. Amounts received or receivable from OEM suppliers that are not yet earned are deferred on our balance sheet. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. In addition, OEM suppliers may seek to change the terms of some or all of these programs or cease them altogether. Any such change could lower our gross margins on products we sell or revenue earned. We also provide reserves for receivables on OEM supplier programs for estimated losses resulting from OEM suppliers’ inability to pay or rejections of such claims by OEM suppliers.
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
Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition. We assess potential impairment of our goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. We also assess potential impairment of our goodwill on an annual basis during our fourth quarter, regardless if there is evidence or suspicion of impairment. If indicators of impairment were present in intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors we consider important, which may cause impairment, include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment loss was recorded for the periods presented.
In accordance with Accounting Standards Codification, “Intangible—Goodwill and Other (Topic 350),” a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.
For the purpose of goodwill analysis, we have two reporting units our distribution services reporting unit and our GBS reporting unit. We conducted our annual impairment analysis in the fourth quarter of fiscal year 2011. Our goodwill impairment analysis did not result in any impairment charge for fiscal years 2011, 2010 or 2009.
Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions that we believe are reasonable, but are uncertain and subject to changes in market conditions.
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
Income Taxes. We estimate our income taxes in each of the tax jurisdictions in which we operate. Our current tax expense is estimated after adjusting for temporary differences resulting from the different treatment of certain items and foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we provide a valuation allowance based on our estimates of future taxable income in the various tax jurisdictions, and the amount of deferred taxes in excess of amounts that are ultimately considered more likely than not realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various tax authorities. Actual results could differ from our estimates.
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
Acquisitions during the fiscal year 2011
During the first quarter of fiscal year 2011, we acquired 70% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific Corporation Limited, or SB Pacific, our equity-method investee, acquired the remaining 30% noncontrolling interest. Our total direct and indirect ownership of Marubeni Infotec Corporation is 80%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, or Infotec Japan, is a distributor of IT equipment, electronic components and software in Japan.
The aggregate consideration for the transaction was JP¥ 700.0 million or approximately $8.4 million, of which our direct share was $5.9 million. As part of the acquisition, we assumed debt of $105.7 million. The total net tangible liabilities in excess of net tangible assets acquired were $19.2 million. We recorded $27.6 million in goodwill and intangibles. Subsequent to the acquisition, SB Pacific and we invested $6.4 million and $15.0 million, respectively, in additional capitalization of Infotec Japan. This acquisition is in the distribution segment and enabled our expansion into Japan.
The employees of Infotec Japan are covered by certain defined benefit pension plans, including a multi-employer pension plan. Pension costs related to such plans recorded during fiscal year 2011 were $0.6 million. The estimated pension benefit obligation and pension assets as of November 30, 2011 were $8.4 million and $4.0 million, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not yet collected as of November 30, 2011 was $11.0 million
In March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events affected the infrastructure in the country, caused power outages and also temporarily disrupted the supply chain for some vendors both locally and internationally. Infotec Japan suffered nominal inventory and facility damages during the earthquake and the local operations have substantially recovered from the disaster.
During fiscal year 2011, we acquired certain businesses of e4e, Inc., or e4e, 100% of the stock of the global email company limited, or gem, and certain assets of VisionMAX Solutions Inc., or VisionMAX, for an aggregate purchase price of $44.2 million, with $1.0 million payable upon the completion of certain post-closing conditions. The acquisitions were integrated into our GBS segment and brought additional BPO scale, complemented our service offerings in social media and cloud computing and expanded our customer base and geographic presence. The net tangible assets acquired were $10.0 million and we recorded $34.1 million in goodwill and intangibles. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis, which may change the allocation of the purchase price.
With the exception of Infotec Japan, the above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.
Building Acquisition
During the first quarter of fiscal year 2011, we entered into a capital lease arrangement with the option to purchase a distribution and warehouse facility in Illinois. In October 2011, we completed the purchase of the 450 thousand square foot building for a total consideration of $15.4 million.
Acquisitions during the fiscal year 2010
During the first quarter of fiscal year 2010, we purchased substantially all of the North American assets of Jack of All Games, a distributor of video game hardware and software. Since the close of the acquisition, we made certain adjustments to the fair value of inventories and other assets acquired and liabilities assumed related to this transaction. These adjustments had the impact of lowering the purchase price by $6.9 million. The total consideration, as adjusted, was $35.8 million. The net tangible assets acquired were $27.4 million and we recognized $4.5 million in intangible assets and $3.8 million in goodwill. The acquisition is fully integrated into our distribution segment and expanded our CE product offerings.
During the fourth quarter of fiscal year 2010, we acquired 100% of the stock of Aspire Technology Limited, or Aspire, and Encover, Inc., or Encover, for $40.0 million, including $8.7 million in earn-out payments payable upon the achievement of certain milestones up to three years following the dates of the acquisitions. The fair value of the contingent consideration recorded on the date of the acquisitions was $8.5 million. During fiscal year 2011, we recognized a benefit of $5.4 million for changes in the fair value of the contingent consideration. The changes over time in the fair value were due to updated estimates of the expected revenue and gross profit related to the achievement of established earn-out targets. These acquisitions brought us additional capabilities related to warranty and license renewals management through proprietary software and services. We recognized $22.1 million in goodwill and$11.7 million in intangible assets. The purchase price is subject to a holdback of $1.9 million for a period of twenty-four months from the purchase date. These acquisitions are fully integrated into our GBS segment.
Fiscal year 2010 divestitures
In the first quarter of fiscal year 2010, we sold our controlling interest in China Civilink (Cayman), which operates in China as HiChina Web Solutions, the results of which are presented in "Discontinued operations." Please see Note 19—Discontinued Operations for a detailed discussion on this transaction.
In the third quarter of fiscal year 2010, we sold to MiTAC International, inventory and certain customer contracts, primarily related to contract assembly customers jointly serviced by MiTAC International and us. The sales agreement included earn-out and profit-sharing provisions, which were based on near-term operating performance metrics for the defined customers included in the transaction. We provided MiTAC International certain transition services on a fee basis. Please see Note 16—Related Party Transactions for more information on this transaction.
In the third quarter of fiscal year 2010, we sold our controlling interest in Nihon Daikou Shouji, or NDS, for $3.1 million to SB Pacific. A gain of $0.5 million was recorded on the sale of NDS in other income (expense), net during fiscal year 2010.
Restructuring Charges
In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies, or RGC, we announced a restructuring program in Canada. The balance outstanding on facility and exit costs as of November 30, 2010 was $0.6 million. During fiscal year 2011, we made payments of $0.6 million for the remaining lease obligations on the RGC facility. The lease obligations were completed in June 2011.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Fiscal Years Ended November 30,
	2011	2010	2009
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(93.94)	(94.29)	(94.52)
Gross profit	6.06	5.71	5.48
Selling, general and administrative expenses	(3.60)	(3.40)	(3.54)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	2.46	2.31	1.94
Interest expense and finance charges, net	(0.25)	(0.20)	(0.24)
Other income (expense), net	(0.01)	0.02	0.04
Income from continuing operations before income taxes and noncontrolling interest	2.20	2.13	1.74
Provision for income taxes	(0.76)	(0.77)	(0.63)
Income from continuing operations before noncontrolling interest, net of taxes	1.44	1.36	1.11
Income from discontinued operations, net of tax	—	—	0.07
Gain on sale of discontinued operations, net of tax	—	0.13	—
Net income	1.44	1.49	1.18
Net income attributable to noncontrolling interest	0.00	0.00	(0.02)
Net income attributable to SYNNEX Corporation	1.44%	1.49%	1.16%
Fiscal Years Ended November 30, 2011, 2010 and 2009 from Continuing Operations
Revenue

	Fiscal Years Ended November 30,			Percent Change
	2011	2010	2009	2011 to 2010	2010 to 2009
		(in thousands)
Revenue	$10,409,840	$8,614,141	$7,719,197	20.8%	11.6%
Distribution Revenue	10,275,295	8,526,309	7,639,094	20.5%	11.6%
GBS Revenue	163,376	112,380	101,138	45.4%	11.1%
Inter-Segment Elimination	(28,831)	(24,548)	(21,035)	17.4%	16.7%
In our distribution business, we sell in excess of 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as post-sales technical support, demand generation, renewals management, back office support, ITO, product marketing, pre-sales support and print and fulfillment. The inter-segment elimination relates to the inter-segment, back office support services provided by our GBS segment to our distribution segment. GBS revenue to third parties is net of inter-segment elimination. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.
During fiscal year 2011, our revenue in the distribution segment increased compared to the prior year period due to our acquisition of Infotec Japan, stability in the market conditions in the United States and the full year impact of our acquisition of Jack of All Games, which was completed at the end of our first fiscal quarter of 2010. This increase was offset by the sale of a portion of our contract assembly business in fiscal year 2010 and by transitioning of certain customer contracts from the traditional full service distribution relationship that had existed, to a fee-for-service basis starting in the fourth quarter of fiscal year 2011. During fiscal year 2011, revenue from Infotec Japan was approximately $1.22 billion, or 12% of our distribution revenue. Compared to the prior year period, our sales in North America from peripherals increased 8%, sales of IT systems increased 8%, sales of system components increased 10%, sales of networking systems increased 19% and sales of software increased 13%.
Our revenue in the distribution segment in the fiscal year 2010 increased year over year because of the improvement in overall market conditions in both the United States and Canada following the economic recession in fiscal year 2009 which had impacted our channel sales volumes. Our sales also benefited from our acquisition of Jack of All Games, new vendors and sales initiatives. By product line, in comparison to fiscal year 2009, our networking product sales increased 37%, system component sales increased 24%, systems sales increased 19% and peripheral sales increased 12%. Our revenue from software sales benefited from the sales of gaming products, but decreased by 9% as compared to the prior year period because of the presentation of revenue generated from certain service contracts, post-contract software support services, and extended warranty contracts on a net basis beginning in fiscal first quarter of 2010. See Note 2—Revenue Recognition. Revenue also benefited from the foreign exchange translation of our Canadian operations as compared to the prior year.
In our GBS segment, approximately 75% of the increase in revenue in the current year as compared to the prior year, is revenue generated from our fiscal year 2011 acquisitions and the full year impact of our fiscal year 2010 fourth quarter acquisitions, offset in part by the fiscal year 2010 sale of NDS, which generated $11.9 million in revenue in fiscal year 2010. In addition, our revenue benefited from organic growth from expansion of our customer base and service offerings. In fiscal year 2010, revenue in the GBS segment increased as compared to the prior year because of revenue from new customers and increased call volumes in our BPO service contact centers.
Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2011	2010	2009	2011 to 2010	2010 to 2009
		(in thousands)
Gross Profit	$630,498	$491,616	$423,030	28.3%	16.2%
Percentage of Revenue	6.06%	5.71%	5.48%
Our gross profit is affected by a variety of factors, including competition, average selling prices, the variety of products and services we sell, our customers, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, acquisitions and divestitures of business units, fluctuations in revenue, and our mix of business including our GBS services.
Our gross profit as a percentage of revenue in fiscal year 2011 increased by 35 basis points over fiscal year 2010. The increase is primarily attributable to the favorable changes in our product and service mix, higher vendor rebates in our distribution segment and growth in our GBS segment. Our margins were also favorably impacted by the effects of transitioning certain customer revenue to a fee-for-service basis in the fourth quarter of fiscal year 2011 and by our ability to respond to the unexpected supply-demand constraints of certain products.
Our gross profit as a percentage of revenue in fiscal year 2010 increased by 23 basis points over fiscal year 2009. Gross profit as a percentage of revenue for fiscal year 2010 was approximately 25 basis points higher as a result of accounting for certain service contracts, post-contract software support services, and extended warranty contracts on a net basis in fiscal year 2010. Our gross profit was positively impacted by the sale of inventory and customer contracts to MiTAC International, our acquisitions and changes in our mix of business.
No specific customers, or changes in pricing strategy, individually or in the aggregate, contributed significantly to the change in gross profit.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2011	2010	2009	2011 to 2010	2010 to 2009
	(in thousands)
Selling, General and Administrative Expenses	$374,270	$292,466	$273,381	28.0%	7.0%
Percentage of Revenue	3.60%	3.40%	3.54%

Approximately two-thirds of our selling, general and administrative expenses consist of personnel costs such as salaries, commissions, bonuses, share-based compensation, deferred compensation expense or income, and temporary personnel costs. Selling, general and administrative expenses also include costs of our facilities, utility expense, professional fees, depreciation expense on our capital equipment, bad debt expense, amortization expense on our intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
The increase in selling, general and administrative expenses in fiscal year 2011 from fiscal year 2010 was primarily due to our acquisition of Infotec Japan, our acquisitions in the GBS segment and the organic growth in our business. During fiscal year 2011, 22% of our total selling, general and administrative expenses were attributable to our acquisitions, offset by a benefit of $5.4 million recognized for changes in the fair value of certain contingent consideration pertaining to our acquisitions in our GBS segment. The prior year operating expense also included $7.7 million related to the portion of our manufacturing business and NDS that were sold in fiscal year 2010. In addition, our deferred compensation expense was lower by $2.4 million as compared to the prior year. These benefits were offset by $13.5 million in higher personnel costs to support the organic growth in our business and the unfavorable impact of changes in foreign currency translation of approximately $2.6 million.
Selling, general and administrative expenses increased in fiscal year 2010 from fiscal year 2009, due to higher headcount and increase in personnel costs of $19.8 million and higher operating overhead costs of $6.6 million. These increases were offset in part by a $4.8 million decrease in bad debt expense, a $2.3 million decrease in intangible amortization costs and a $1.0 million decrease in deferred compensation expenses. The increase in our personnel costs and operating overhead is due to the growth of our business, investments in strategic initiatives and our recent acquisitions, including of Jack of All Games. Our selling, general and administrative expenses were also adversely impacted by the fluctuations in foreign exchange rates during the year.
Income from Continuing Operations before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Fiscal Years Ended November 30,			Percent Change
	2011	2010	2009	2011 to 2010	2010 to 2009
		(in thousands)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	$256,228	$199,150	$149,649	28.7%	33.1%
Percentage of Total Revenue	2.46%	2.31%	1.94%
Distribution income from continuing operations before non-operating items, income taxes and noncontrolling interest	237,322	187,478	137,724	26.6%	36.1%
Percentage of Distribution Revenue	2.31%	2.20%	1.80%
GBS income from continuing operations before non-operating items, income taxes and noncontrolling interest	18,906	11,672	11,925	62.0%	-2.1%
Percentage of GBS Revenue	11.57%	10.39%	11.79%
Our income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue increased to 2.46% in fiscal year 2011 from 2.31% and 1.94% in fiscal years 2010 and 2009, respectively, primarily due to the improvements in gross margins resulting from changes in our product and service mix. The benefits from our higher gross margins were partially offset by higher selling, general and administrative expenses.
Our distribution segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of distribution revenue improved by 11 basis points to 2.31% in fiscal year 2011 as compared with 2.20% in fiscal year 2010. The improvement in our margins was driven in large part by the unexpected supply-demand constraints of certain products and by the impact of transitioning certain customer revenue to a fee-for-service basis in the fourth quarter of fiscal year 2011.
Our distribution segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of distribution revenue improved 40 basis points to 2.20% in fiscal year 2010 as compared with 1.80% in fiscal year 2009. The margins were higher as a result of accounting for certain service contracts, post-contract software support services, and extended warranty contracts on a net basis in fiscal year 2010. In addition, the improvement in margins was due to higher gross profit and lower selling, general and administrative costs as a percentage of revenue, due to increased leverage of fixed costs included in selling, general and administrative expenses.
Our GBS segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of GBS revenue increased by 118 basis points to 11.57% in fiscal year 2011 as compared to 10.39% in fiscal year 2010. Our margins in fiscal year 2011 benefited by $5.4 million recognized for changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in our GBS segment. This benefit was offset in part by $1.1 million acquisition and integration costs pertaining to fiscal year 2011 and fourth quarter fiscal year 2010 acquisitions.
Our GBS segment income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of GBS revenue decreased 140 basis points to 10.39% for fiscal year 2010 as compared with 11.79% in the prior fiscal year due to the impact of fluctuations in foreign currency exchange rates on operating costs and higher administrative costs. The increase in administrative expenses was due to initiatives undertaken to support the business growth in this segment, and higher non-billable personnel costs incurred for contact center agents in their training period. In addition, we recorded a $2.1 million accrual for a statutory business expense.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2011	2010	2009	2011 to 2010	2010 to 2009
		(in thousands)
Interest expense and finance charges, net	$25,505	$17,114	$18,032	49.0%	-5.1%
Percentage of revenue	0.25%	0.20%	0.24%

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
The increase in interest expense and finance charges, net, in fiscal year 2011 from fiscal year 2010, was due to our acquisition of Infotec Japan in fiscal year 2011. The interest expense on Infotec Japan's working capital credit lines during fiscal year 2011 was $4.6 million. The remaining increases in interest expense as compared to the prior year periods were due to lower interest income from our Mexico contracts and higher levels of borrowings and higher interest rates on our lines of credit.
The decrease in interest expense and finance charges, net, in fiscal year 2010 from fiscal year 2009, was due to lower interest rates and lower finance charges resulting from lower flooring sales. This decrease in expense was offset by $2.5 million lower interest income primarily relating to our Mexico distribution service contract.
Other Income (Expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2011	2010	2009	2011 to 2010	2010 to 2009
		(in thousands)
Other income (expense), net	$(1,005)	$1,550	$3,036	-164.8%	-48.9%
Percentage of revenue	-0.01%	0.02%	0.04%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The change in other income (expense), net in fiscal year 2011 from fiscal year 2010, was primarily due to $1.1 million higher losses on our investments and $0.8 million losses from foreign currency fluctuations. In addition, the prior year results included gains of $0.8 million and $0.5 million recognized on the sale of the BDG division of SYNNEX Canada Limited, or SYNNEX Canada, and NDS, respectively.
The change in other income (expense), net, in fiscal year 2010 from fiscal year 2009, was primarily due to gains from our trading securities being lower by $2.0 million than in the prior year, foreign exchange losses that were $0.8 million more than in the prior year, and a charge of $0.4 million for other-than-temporary impairment on our cost method and available-for-sale investments. These reductions were offset by the gains of $0.8 million and $0.5 million recognized on the sale of the BDG division of SYNNEX Canada and NDS, respectively.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate in fiscal year 2011 was 34.5% as compared to 36.4% in fiscal years 2010 and 2009. The decrease in our effective tax rate in fiscal year 2011 as compared to the prior years was due to the benefit on $5.4 million recognized in changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in our GBS segment. These benefits are not subject to income tax. The decrease in the effective tax rate was also due to the benefit of certain state tax credits and the release of tax reserves due to the expiration of the statute of limitations. The effective tax rate in fiscal year 2010 benefited from the release of certain tax reserves resulting from the conclusion of the Internal Revenue Service, or IRS, tax audits and the expiration of the statute of limitations. This was offset by the loss of tax holidays in a foreign location and the changes in the mix of income in the different tax jurisdictions in which we operate.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The noncontrolling interest in fiscal year 2011 primarily represents SB Pacific’s 30% ownership of Infotec Japan. SB Pacific is our equity-method investee. This noncontrolling interest has been reflected in the results of our distribution segment.
The noncontrolling interest in fiscal years 2010 and 2009 represents the share of net income attributable to the minority owners of NDS and HiChina Web Solutions. HiChina Web Solutions was sold in December 2009 and is presented in discontinued operations in our Consolidated Statements of Operations. NDS was sold in August 2010. These noncontrolling interests were reflected in the results of our GBS segment.
Discontinued Operations
On December 28, 2009, HiChina Web Solutions was sold to Alibaba.com Limited. HiChina Web Solutions provided domain name registration and web site hosting and design. HiChina Web Solutions was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary of SYNNEX Corporation. Under the terms of the agreement, we received $65.4 million for our estimated 79% controlling ownership in HiChina Web Solutions. During fiscal year 2010, we recorded total gain on the sale of $11.4 million, net of $1.2 million income taxes. We, the ultimate parent, have guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of our GBS segment. We have no significant continuing involvement in the operations of HiChina Web Solutions. In conjunction with the sale of HiChina Web Solutions, we recorded a contingent indemnification liability of $4.1 million.
The sale of HiChina Web Solutions qualified as a discontinued operation and accordingly, we have excluded results of HiChina Web Solutions' operations from our Consolidated Statements of Operations for fiscal years 2010 and 2009 to present this business in discontinued operations.
The following table shows the results of operations of HiChina Web Solutions for fiscal years 2010 and 2009, which are included in the earnings from discontinued operations:

	Fiscal Years Ended November 30,
	2010*	2009
	(in thousands)
Revenue	$2,959	$37,081
Cost of revenue	(1,706)	(16,078)
Gross profit	1,253	21,003
Selling, general and administrative expenses	(1,199)	(15,736)
Income from operations before non-operating items, income taxes and noncontrolling interest	54	5,267
Interest income, net	17	413
Other income (expense), net	5	(7)
Income before income taxes and noncontrolling interest	76	5,673
Provision for income taxes	(1)	(474)
Income from discontinued operations	75	5,199
Income from discontinued operations attributable to noncontrolling interest	(16)	(1,290)
Income from discontinued operations attributable to SYNNEX Corporation	$59	$3,909
 _____________________________
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
Net cash provided by operating activities was $219.2 million in fiscal year 2011, primarily consisting of our net income of $150.6 million. Our net cash provided by operating activities in fiscal year 2011 benefited from improvements in our cash conversion cycle resulting in $38.9 million lower accounts receivable and $28.2 million lower inventory balances. These benefits were offset by $50.0 million lower accounts payable due to timing of payments to our vendors.
Net cash used in operating activities was $65.9 million in fiscal year 2010, which was mainly due to the purchase of inventory as business levels increased resulting in $240.1 million higher inventory, higher accounts receivable of $156.8 million from higher sales year over year in the United States and Canada, and a higher vendor receivable balance of $29.6 million from higher volume and the timing of payments. The above increases were partially offset by payments on our accounts payable of $220.2 million, net income of $128.1 million, and collections on affiliate receivables of $12.9 million.
Net cash provided by operating activities was $262.0 million in fiscal year 2009, which was primarily due to an increase in accounts payable of $103.0 million and net income of $90.8 million, decrease in other assets of $44.7 million, which was mainly due to a decrease in deferred costs of the multi-year contracts from our Mexico operation, offset by decrease in deferred liabilities of $24.8 million, and an increase in accounts receivable of $6.5 million.
In May 2009, our Canadian revolving accounts receivable securitization program was refinanced with a secured revolving credit arrangement. As a result, the related accounts receivable was brought on-balance sheet as compared to off-balance sheet under the prior arrangement. At the time of refinancing, $53.1 million of accounts receivable was recorded on-balance sheet.
Net cash used in investing activities in fiscal year 2011 was $126.4 million which included $57.3 million, net of cash acquired, used for our acquisitions of Encover, e4e, gem and VisionMAX in our GBS segment and $4.5 million, net of cash acquired, used for the acquisition of Infotec Japan in our distribution segment, offset by $1.5 million collected from the sellers of Jack of All Games upon the final settlement of the purchase price. We also collected $1.0 million on our sale of certain contract manufacturing business related assets in the prior year to MiTAC International. Our capital expenditures during the period were $40.2 million, of which $15.4 million was used for the purchase of a distribution and logistics facility in Illinois and the remainder in equipment and infrastructure investments. In addition, we invested $4.8 million in SB Pacific, our equity-method investee. Our restricted cash increased by $14.0 million primarily due to the timing of lockbox collections under our borrowing arrangements. Our investment in term deposits with a maturity period of over three months, net of the proceeds from maturity deposits was $6.8 million.
Net cash provided by investing activities was $1.1 million in fiscal year 2010, which included $37.8 million cash received from the sale of our businesses, $9.7 million in proceeds from our held-to-maturity term deposits, net of purchases; and a $15.2 million decrease in our restricted cash; partially offset by $47.4 million cash used for the acquisition of Jack of All Games and the fiscal fourth quarter acquisitions in our GBS segment and $12.7 million investment in capital expenditures. Cash received from the sales of our businesses included $33.1 million from the sale of HiChina Web Solutions, $3.2 million from the sale of the BDG division of SYNNEX Canada, and $1.5 million from the sale of NDS.
Net cash used in investing activities was $69.6 million in fiscal year 2009. Cash used in investing activities in fiscal year 2009 was primarily for capital expenditures of $25.0 million, which included the purchase of a previously leased administrative and warehouse building in Fremont, California for $12.2 million, increase in restricted cash of $15.7 million which primarily related to lockbox collections under our borrowing arrangements, and also for our future payments to our vendors relating to the long-term projects at our Mexico operation and purchase of short-term investments net of proceeds of $12.7 million.
Net cash used in financing activities in fiscal year 2011 was $114.4 million, consisting primarily of $139.8 million net payments on our securitization arrangements and our revolving lines of credit, offset by debt refinancing of Infotec Japan with a new credit facility. The book overdraft was higher by $13.6 million. In addition, the capital contribution related to SB

Pacific was $6.4 million and financing from the exercise of employee stock options was $6.3 million during the year, offset by taxes paid for net share settlement of equity awards of $4.7 million. Cash used for the repurchase of treasury stock was $1.7 million.
Net cash provided by financing activities was $93.8 million in fiscal year 2010, consisting primarily of $92.4 million of net receipts from our securitization arrangements and revolving line of credit, $15.9 million proceeds from the issuance of common stock, and $9.8 million excess tax benefit from share-based compensation which was partially offset by $24.4 million lower book overdraft. Net cash used by financing activities was $183.3 million in fiscal year 2009 and was primarily related to net payments on our securitization arrangements, bank loans and our revolving line of credit of $196.9 million, partially offset by proceeds from the issuance of common stock of $12.4 million.
Our Consolidated Statements of Cash Flows for fiscal year 2009 included the cash balances and cash-flow activities of our discontinued operations.
We believe the unused portions of the lines of credit on our arrangements are sufficient to support our operating activities.
Capital Resources
Our cash and cash equivalents totaled $67.6 million and $88.0 million as of November 30, 2011 and 2010, respectively. We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.
In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Convertible Senior Notes, in a private placement. However, under certain circumstances we may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of principal amount plus any accrued and unpaid interest. In addition, if certain triggering events are met, the Convertible Senior Notes can be converted into shares of common stock at any time before their maturity. Because we currently intend to settle the Convertible Senior Notes using cash at some future date, we maintain within our Amended and Restated U.S. Arrangement, the Amended and Restated Revolver and the U.S. unsecured revolving line of credit ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes. (See On-Balance Sheet Arrangements below). These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Convertible Senior Notes. See Note 14--Convertible Debt.
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. In November 2010, we amended and restated the U.S. Arrangement, or the Amended and Restated U.S. Arrangement, replacing the lenders and the lead agent. We can now pledge up to a maximum of $400.0 million in United States trade accounts receivable, or the U.S. Receivables, as compared to a maximum of $350.0 million under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding on the Amended and Restated U.S. Arrangement as of November 30, 2011 and 2010 were $64.5 million and $209.1 million, respectively.
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
It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, we do not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There were no borrowings outstanding as of November 30, 2011 and 2010.
In February 2011, we entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25.0 million. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or the LIBOR, at our option. The margin on the LIBOR is 2.00%. Our base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of November 30, 2011, there were no borrowings outstanding under this arrangement.
SYNNEX Canada, has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125.0 million, or the Canadian Revolving Arrangement. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of November 30, 2011, outstanding standby letters of credit totaled $3.4 million. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.00% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balances outstanding under our Canadian Revolving Arrangement as of November 30, 2011 and 2010 were $27.3 million and $36.2 million, respectively.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of November 30, 2011 and 2010 was $9.1 million and $9.7 million, respectively.
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JP¥10.0 billion. The credit agreement is comprised of a JP¥6.0 billion long-term loan and a JP¥4.0 billion short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. We have issued a guarantee of JP¥ 7.0 billion under this credit facility. As of November 30, 2011, the balance outstanding under the term loan was $77.3 million and the revolving credit facility was $51.5 million.
Infotec Japan has two term loans from financial institutions with an aggregate amount outstanding of $15.1 million, as of November 30, 2011. This includes a short-term loan of JP¥ 1.0 billion, which expires in January 2012 and bears a fixed interest rate of 2.00%, and a term loan of JP¥ 175.0 million, which expires in December 2012 and bears a fixed interest rate of 1.50%. In addition, as of November 30, 2011, there was $0.5 million outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
As of November 30, 2011, we had capital lease obligations of $1.5 million, primarily from Infotec Japan. We had outstanding letters of credit amounting to $0.8 million under a letter of credit facility as of November 30, 2010. This letter of credit facility was terminated in March 2011.
Future principal payments due after November 30, 2011 under the above loans, capital leases and operating lease arrangements are as follows :

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$245,392	$158,755	$79,650	$1,623	$5,364
Interest on debt	8,224	3,759	2,839	673	953
Non-cancellable capital leases	1,467	445	855	167	—
Non-cancellable operating leases	69,910	21,970	27,011	9,363	11,566
Total	$324,993	$184,929	$110,355	$11,826	$17,883

Due to the uncertainty of the timing and amount that may be settled in cash, the Convertible Senior Notes of $143.8 million described in Note 14 have not been included in the table above.
We have also issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, totaling $238.7 million as of November 30, 2011 and $108.5 million as of November 30, 2010. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders. As of November 30, 2011, we have established a reserve of $20.3 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of these liabilities, the table above excludes such liabilities.
Covenants Compliance
In relation to our Convertible Senior Notes, Amended and Restated U.S. Arrangement, the Amended and Restated Revolver, the Infotec Japan credit facility, the Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit our ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes, subject to certain liquidity tests. As of November 30, 2011, we were in compliance with all material covenants for the above arrangements.
Convertible Debt
In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Convertible Senior Notes, in a private placement. The Convertible Senior Notes have a cash coupon interest rate of 4.0% per annum. Interest on the Convertible Senior Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year and commenced on November 15, 2008. In addition, we will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Convertible Senior Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Convertible Senior Notes. During any interest period when contingent interest is payable, the contingent interest payable per Convertible Senior Note is equal to 0.55% of the average trading price of the Convertible Senior Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Convertible Senior Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if we have called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of November 30, 2011. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Convertible Senior Notes will be 33.9945 shares of common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. We may enter into convertible hedge arrangements to hedge the in-the-money feature of the Convertible Senior Notes to counter the potential share dilution.
We may not redeem the Convertible Senior Notes prior to May 20, 2013. We may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date.
Holders may require us to repurchase all or a portion of their Convertible Senior Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the repurchase date. If we undergo a fundamental change, holders may require us to purchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest to (including any additional interest and any contingent interest), but excluding, the fundamental change repurchase date.
The Convertible Senior Notes are senior unsecured obligations and rank equally in right of payment with other senior unsecured debt and rank senior to subordinated debt, if any. The Convertible Senior Notes effectively rank junior to any of our secured indebtedness to the extent of the assets securing such indebtedness. The Convertible Senior Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of our subsidiaries. The net proceeds from the Convertible Senior Notes were used for general corporate purposes and to reduce outstanding balances under the U.S. Arrangement and the Revolver.
The Convertible Senior Notes are governed by an indenture, dated as of May 12, 2008, between U.S. Bank National Association, as trustee, and us, which contains customary events of default.
The Convertible Senior Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value. The right of the holders of the Convertible Senior Notes to require us to repurchase the Convertible Senior Notes in the event of a fundamental change and the contingent interest feature would require separate measurement from the Convertible Senior Notes; however, the amount is insignificant. The additional shares issuable following certain corporate transactions do not require bifurcation and separate measurement from the Convertible Senior Notes.
In accordance with the provisions of the standards for accounting for convertible debt, we recognized both a liability and an equity component of the Convertible Senior Notes in a manner that reflects our non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120.3 million. The difference between the Note cash proceeds and this estimated fair value was estimated to be $23.4 million and was retroactively recorded as a debt discount and will be amortized to interest expense and finance charges, net over the five-year period to the first put date, utilizing the effective interest method.
As of November 30, 2011, the remaining amortization period is approximately seventeen months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $6.5 million during fiscal years 2011 and 2010, respectively and $6.6 million for fiscal year 2009. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $4.9 million, $4.5 million and $4.0 million during fiscal years 2011, 2010 and 2009, respectively. As of November 30, 2011 and 2010, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22.8 million.
The Convertible Senior Notes contain various features that under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity. Further, the date of settlement of the Convertible Senior Notes is uncertain due to the various features of the Convertible Senior Notes including put and call elements. Because we currently intend to settle the Convertible Senior Notes using cash at some future date, we maintain within our Amended and Restated U.S. Arrangement, Amended and Restated Revolver and U.S. unsecured revolving line of credit ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes, if desired.

Related Party Transactions
We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of November 30, 2011 and 2010, MiTAC International and its affiliates beneficially owned approximately 29% of our common stock. In addition, Matthew Miau, our Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any of our mergers or acquisitions. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
Until July 31, 2010, we worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled us to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to our contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and us. As part of this transaction, we provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sales agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During fiscal year 2011, we recorded $6.7 million for service fees earned, reimbursements for facilities and overhead costs and the fully achieved earn-out condition.
We purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $5.2 million, $157.1 million and $312.4 million during fiscal years 2011, 2010 and 2009, respectively. Our sales to MiTAC International and its affiliates during fiscal years 2011, 2010 and 2009 totaled $4.2 million, $5.6 million and $2.8 million, respectively. Most of the purchases and sales in fiscal years 2010 and 2009 were pursuant to our Master Supply Agreement with MiTAC International and our former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.
Our business relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.
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
Beneficial Ownership of Our Common Stock by MiTAC International
As noted above, MiTAC International and our affiliates in the aggregate beneficially owned approximately 29% of our common stock as of November 30, 2011. These shares are owned by the following entities:

As of November 30, 2011
(shares in thousands)
MiTAC International(1)	6,158
Synnex Technology International Corp.(2)	4,427
Total	10,585
_________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 589 thousand shares (of which 379 thousand shares are directly held and 210 thousand shares are subject to exercisable options) held by Matthew Miau.

(2)
Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.9% in Synnex Technology International. Neither MiTAC International nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

While the ownership structure of MiTAC International and its affiliates is complex, it has not had a material adverse effect on our business in the past, and we do not expect it to do so in the future.

We own shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our founder and former Chairman. As of November 30, 2011, the value of the investment was $0.6 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our potential competitor. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us.
Others
On August 31, 2010, we acquired a 33.3% noncontrolling interest in SB Pacific. We are not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is our founder and former Chairman. Our 33.3% investment in SB Pacific is accounted for as an equity-method investment and is included in other assets. During fiscal year 2011, we invested $4.9 million in SB Pacific. The balances of our investment as of November 30, 2011 and 2010 were $6.0 million and $1.1 million, respectively. We regard SB Pacific to be a variable interest entity and as of November 30, 2011, our maximum exposure to loss was limited to our investment of $6.0 million. During fiscal years 2011 and 2010, we paid $0.2 million in management fees to SB Pacific. SB Pacific owns a 30.0% noncontrolling interest in Infotec Japan.
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are British Pound, Canadian Dollar, Chinese Renminbi, Costa Rican Colon, Hungarian Forint, Indian Rupee, Japanese Yen, Mexican Peso, Nicaraguan Cordoba, and Philippine Peso. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes.
The following table presents the hypothetical changes in fair values of our outstanding derivative instruments as of November 30, 2011 and 2010, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2011	$(9,998)	$(6,419)	$(3,211)	$(323)	$2,298	$4,683	$6,863
Forward contracts at November 30, 2010	$(9,168)	$(5,636)	$(2,476)	$367	$2,940	$5,279	$7,415
We do not apply hedge accounting to our forward contracts, our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.
Interest Rate Risk
The interest obligations of certain debt obligations have floated relative to major interest rate benchmarks. While we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments in the past, we may do so in the future.
A 1.5% increase or decrease in rates as of November 30, 2011 would not result in any material change in the fair value of our obligations. The following tables present the hypothetical interest expense related to our outstanding borrowings with variable interest rates for the years ended November 30, 2011 and 2010, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$4,026	$4,053	$4,080	$4,107	$4,133	$4,160	$4,187
SYNNEX Canada	1,338	1,396	1,454	1,512	1,570	1,628	1,686
Infotec Japan	2,766	2,929	3,091	3,254	3,417	3,579	3,742
Total for the year ended November 30, 2011	$8,130	$8,378	$8,625	$8,873	$9,120	$9,367	$9,615

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$4,143	$4,386	$4,630	$4,874	$5,117	$5,361	$5,605
SYNNEX Canada	1,566	1,658	1,750	1,843	1,935	2,027	2,119
Total for the year ended November 30, 2010	$5,709	$6,044	$6,380	$6,717	$7,052	$7,388	$7,724
 Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2011 and 2010 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concludes that, as of November 30, 2011, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SYNNEX Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SYNNEX Corporation and its subsidiaries at November 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in fiscal year 2010.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
January 27, 2012

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)

	November 30, 2011	November 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$67,571	$88,038
Short-term investments	16,017	11,419
Accounts receivable, net	1,142,942	986,917
Receivable from vendors, net	150,085	132,409
Receivable from affiliates	1,344	5,080
Inventories	975,047	912,237
Current deferred tax assets	28,241	33,063
Other current assets	57,168	40,030
Total current assets	2,438,415	2,209,193
Property and equipment, net	125,157	91,995
Goodwill	185,312	139,580
Intangible assets, net	37,539	28,271
Deferred tax assets	590	605
Other assets	46,282	30,217
Total assets	$2,833,295	$2,499,861
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$159,200	$245,973
Accounts payable	1,035,691	896,401
Payables to affiliates	—	3,195
Accrued liabilities	172,226	166,861
Income taxes payable	5,136	1,578
Total current liabilities	1,372,253	1,314,008
Long-term borrowings	87,659	9,044
Convertible debt	136,163	131,289
Long-term liabilities	60,676	49,431
Deferred tax liabilities	8,086	3,262
Total liabilities	1,664,837	1,507,034
Commitments and contingencies (Note 21)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 36,571 and 35,760 shares issued as of November 30, 2011 and 2010, respectively	37	36
Additional paid-in capital	310,316	290,512
Treasury stock, 407 and 190 shares as of November 30, 2011 and 2010, respectively	(11,524)	(5,106)
Accumulated other comprehensive income	30,026	28,035
Retained earnings	829,524	679,193
Total SYNNEX Corporation stockholders’ equity	1,158,379	992,670
Noncontrolling interest	10,079	157
Total equity	1,168,458	992,827
Total liabilities and equity	$2,833,295	$2,499,861

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2011	2010	2009
Revenue	$10,409,840	$8,614,141	$7,719,197
Cost of revenue	(9,779,342)	(8,122,525)	(7,296,167)
Gross profit	630,498	491,616	423,030
Selling, general and administrative expenses	(374,270)	(292,466)	(273,381)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	256,228	199,150	149,649
Interest expense and finance charges, net	(25,505)	(17,114)	(18,032)
Other income (expense), net	(1,005)	1,550	3,036
Income from continuing operations before income taxes and noncontrolling interest	229,718	183,586	134,653
Provision for income taxes	(79,165)	(66,910)	(49,028)
Income from continuing operations before noncontrolling interest, net of tax	150,553	116,676	85,625
Income from discontinued operations, net of tax	—	75	5,199
Gain on sale of discontinued operations, net of tax	—	11,351	—
Net income	$150,553	$128,102	$90,824
Net income attributable to noncontrolling interest	(222)	(154)	(1,157)
Net income attributable to SYNNEX Corporation	$150,331	$127,948	$89,667
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$150,331	$116,538	$85,758
Discontinued operations:
Income from discontinued operations, net of tax	—	59	3,909
Gain on sale of discontinued operations, net of tax	—	11,351	—
Net income attributable to SYNNEX Corporation	$150,331	$127,948	$89,667
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$4.20	$3.35	$2.62
Discontinued operations	—	0.33	0.12
Net income per common share - basic	$4.20	$3.68	$2.74
Diluted:
Income from continuing operations	$4.08	$3.26	$2.53
Discontinued operations	—	0.32	0.11
Net income per common share - diluted	$4.08	$3.58	$2.64
Weighted-average common shares outstanding - basic	35,830	34,737	32,711
Weighted-average common shares outstanding - diluted	36,833	35,757	34,013

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2011	2010	2009
Net income	$150,553	$128,102	$90,824
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	170	62	24
Change in unrecognized pension and post-retirement benefit costs, net of tax	(214)	—	—
Foreign currency translation adjustment	2,707	4,732	21,997
Total other comprehensive income	2,663	4,794	22,021
Comprehensive income:	153,216	132,896	112,845
Comprehensive income attributable to noncontrolling interest	(894)	(154)	(5,394)
Comprehensive income attributable to SYNNEX Corporation	$152,322	$132,742	$107,451

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	SYNNEX Corporation Stockholders							Noncontrolling interest	Total equity
	Common stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income (loss)	Retained earnings
	Shares	Amount		Shares	Amount
Balances, November 30, 2008	32,017	$32	$222,801	63	$(1,564)	$9,367	$461,578	$4,673	$696,887
Share-based compensation	—	—	8,193		—	—	—	—	8,193
Tax benefits from exercise of non-qualified stock options	—	—	7,018		—	—	—	—	7,018
Issuance of common stock on exercise of options and restricted stock, net of shares withheld for employee taxes	1,651	2	13,230	55	(1,567)	—	—	—	11,665
Issuance of common stock for employee stock purchase plan	52	—	751		—	—	—	—	751
Changes in equity for HiChina Web Solutions	—	—	1,030		—	—	—	—	1,030
Changes in equity for noncontrolling interests	—	—	—		—	—	—	346	346
Unrealized gains/losses on available-for-sale securities	—	—	—		—	24	—	—	24
Foreign currency translation adjustment	—	—	—		—	17,760	—	4,237	21,997
Net income	—	—	—		—	—	89,667	1,157	90,824
Balances, November 30, 2009	33,720	34	253,023	118	(3,131)	27,151	551,245	10,413	838,735
Share-based compensation	—	—	8,725		—	—	—	—	8,725
Tax benefits from exercise of non-qualified stock options	—	—	12,226		—	—	—	—	12,226
Issuance of common stock on exercise of options and restricted stock, net of shares withheld for employee taxes	2,007	2	16,980	72	(1,975)	—	—	—	15,007
Issuance of common stock for employee stock purchase plan	33	—	878		—	—	—	—	878
Changes in tax reserve	—	—	1,189		—	—	—	—	1,189
Changes in equity from sale of HiChina Web Solutions	—	—	(2,509)		—	(3,437)	—	(7,418)	(13,364)
Changes in equity from sale of Nihon Daikou Shouji	—	—	—		—	(473)	—	(3,148)	(3,621)
Changes in ownership of noncontrolling interests	—	—	—		—	—	—	156	156
Unrealized gains/losses on available-for-sale securities	—	—	—		—	62	—	—	62
Foreign currency translation adjustment	—	—	—		—	4,732	—	—	4,732
Net income	—	—	—		—	—	127,948	154	128,102
Balances, November 30, 2010	35,760	36	290,512	190	(5,106)	28,035	679,193	157	992,827
Share-based compensation	—	—	7,993		—	—	—	—	7,993
Tax benefits from exercise of non-qualified stock options	—	—	4,406		—	—	—	—	4,406
Issuance of common stock on exercise of options and restricted stock, net of shares withheld for employee taxes	771	1	6,289	155	(4,742)	—	—	—	1,548
Issuance of common stock for employee stock purchase plan	40	—	1,116		—	—	—	—	1,116
Repurchase of common stock		—	—	62	(1,676)	—	—	—	(1,676)
Capital contribution by noncontrolling interests	—	—	—		—	—	—	9,028	9,028
Unrealized gains/losses on available-for-sale securities	—	—	—		—	170	—	—	170
Net unrealized components of defined benefit pension plans	—	—	—		—	(214)	—	—	(214)
Foreign currency translation adjustment	—	—	—		—	2,035	—	672	2,707
Net income	—	—	—		—	—	150,331	222	150,553
Balances, November 30, 2011	36,571	$37	$310,316	407	$(11,524)	$30,026	$829,524	$10,079	$1,168,458
The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$150,553	$128,102	$90,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	17,089	11,189	11,701
Amortization of intangible assets	7,584	5,096	7,925
Accretion of convertible notes discount	4,874	4,504	4,049
Share-based compensation	7,993	8,725	8,193
Provision for doubtful accounts	7,422	6,527	12,235
Tax benefits from employee stock plans	4,406	12,226	7,018
Excess tax benefit from share-based compensation	(4,389)	(9,798)	(6,135)
Realized/Unrealized (gain) loss on investments	721	(744)	(2,724)
Loss (gain) on disposal of assets and businesses	159	(12,905)	167
Other-than-temporary impairment on securities and assets	613	640	94
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	38,901	(156,806)	(6,455)
Receivables from vendors	(8,339)	(29,648)	(2,509)
Receivables from affiliates	2,705	12,894	(485)
Inventories	28,240	(240,056)	1,926
Other assets	(4,009)	1,278	44,725
Payable to affiliates	(1,368)	(24,287)	9,097
Accounts payable	(49,988)	220,182	103,008
Accrued liabilities	3,009	12,459	4,190
Deferred liabilities	12,977	(15,479)	(24,804)
Net cash provided by (used in) operating activities	219,153	(65,901)	262,040
Cash flows from investing activities:
Purchase of trading investments	(1,545)	(5,914)	(17,696)
Proceeds from sale of trading investments	3,161	9,166	16,629
Investment in held-to-maturity term deposits	(7,706)	(11,396)	(16,725)
Proceeds from redemption of held-to-maturity term deposits	922	21,126	5,049
Acquisition of businesses, net of cash acquired	(60,355)	(47,376)	(16,121)
Purchase of property and equipment	(40,153)	(12,653)	(25,011)
Proceeds from sale of businesses	1,033	37,802	—
Loans and deposits to third parties, net of payments received	(2,914)	(4,856)	—
Investment in equity-method investee	(4,782)	—	—
Changes in restricted cash	(14,049)	15,168	(15,715)
Net cash provided by (used in) investing activities	(126,388)	1,067	(69,590)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	4,224,598	3,990,574	2,713,857
Payment of securitization and revolving line of credit	(4,330,321)	(3,897,547)	(2,890,255)
Proceeds from long-term credit facility and term loans	87,309	—	—
Payment of long-term bank loans, capital leases and other borrowings	(121,423)	(596)	(20,489)
Excess tax benefit from share-based compensation	4,389	9,798	6,135
Book overdraft	13,606	(24,367)	(4,980)
Proceeds from issuance of common stock	2,664	15,885	12,416
Cash paid for purchase of treasury stock	(1,676)	—	—
Capital contribution by noncontrolling interest	6,411	99	—
Net cash provided by (used in) financing activities	(114,443)	93,846	(183,316)
Effect of exchange rate changes on cash and cash equivalents	1,211	(380)	(5,754)
Net increase (decrease) in cash and cash equivalents	(20,467)	28,632	3,380
Cash and cash equivalents at beginning of year	88,038	59,406	56,026
Cash and cash equivalents at end of year	$67,571	$88,038	$59,406
Supplemental disclosures of cash flow information:
Interest paid	$15,757	$13,528	$18,012
Income taxes paid	$66,358	$56,217	$44,409

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to resellers, retailers, and original equipment manufacturers (“OEMs”) worldwide. SYNNEX’s business process services include distribution and business process outsourcing (“BPO”) services. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Costa Rica, Hungary, India, Japan, Mexico, Nicaragua, the Philippines and the United Kingdom (“UK”).

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
The Consolidated Financial Statements include 100% of the assets and liabilities of majority-owned subsidiaries and the ownership interest of minority investors is recorded as noncontrolling interest. Investments in 20% through 50% owned affiliated companies are accounted under the equity method where the Company exercises significant influence over operating and financial affairs of the investee and is not the primary beneficiary. Investments in less than 20% owned companies or investments in 20% through 50% owned companies where the Company does not exercise significant influence over operating and financial affairs of the investee are recorded under the cost method.
Consolidation of variable interest entity
In fiscal year 2007, the Company acquired a majority interest in China Civilink (Cayman). China Civilink operated in China as HiChina Web Solutions. HiChina Web Solutions provided internet and webhosting services. People’s Republic of China (“PRC”) law limits foreign ownership of companies that provided internet content and advertising services. To comply with these foreign ownership restrictions, the Company operated in China with PRC citizens through contractual arrangements. The Company had the ability to substantially influence the daily operations and financial affairs. As a result of these contractual arrangements, which enabled the Company to control HiChina Web Solutions and its affiliates, the Company regarded HiChina Web Solutions as a variable interest entity. On December 28, 2009 the Company sold its interest in HiChina Web Solutions to Alibaba.com Ltd. and its results are presented as a discontinued operation. In addition, the Company also consolidates entities where it has the ability to substantially influence the operations and financial affairs located in countries that limit foreign ownership as variable interest entities.
Segment reporting
Operating segments are based on components of the Company that engage in business activity that earns revenue and incurs expenses and (a) whose operating results are regularly reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company focuses on providing a full range of distribution and GBS offerings to its customers and operates in two segments.
The distribution services segment distributes IT systems, peripherals, system components, software, networking equipment, consumer electronics (“CE”), and complementary products to a variety of customers, including value-added resellers, system integrators and retailers, as well as provides assembly services to OEMs, including integrated supply chain

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

management, build-to-order and configure-to-order system configurations, materials management and logistics.
The global business services ("GBS") segment provides a range of BPO services that include customer management, renewals management, back office processing, and information technology outsourcing on a global platform. The services are delivered via voice, chat, web, email and digital print.
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
Restricted cash
Restricted cash balances relate to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, amounts held for outstanding letters of credit and future payments to contractors for the long-term projects at the Company’s Mexico operation.
The following table summarizes the restricted cash balances as of November 30, 2011 and 2010 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of November 30,
	2011	2010
Related to borrowing arrangements and others:
Other current assets	$28,279	$11,865
Related to long-term projects:
Other current assets	—	3,153
Other assets	2,938	2,454
Total restricted cash	$31,217	$17,472

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

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

Equipment and Furniture	3-10 years
Software	3-7 years
Leasehold Improvements	2-15 years
Buildings	16-40 years

Goodwill and intangible assets
The values assigned to goodwill and intangible assets are based on estimates and judgment regarding expectations for the success and life cycle of products and technologies acquired in a business combination. The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. The Company also assesses potential impairment of its goodwill on an annual basis during its fourth quarter, regardless if there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future undiscounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.
For the purpose of its goodwill analysis, the Company has two reporting units, the distribution services reporting unit and the GBS reporting unit. The Company conducted their annual impairment analysis in the fourth quarter of fiscal year 2011. The annual goodwill impairment analysis did not result in an impairment charge for fiscal years 2011, 2010 and 2009.
Purchased intangible assets are amortized over the useful lives based on the estimate of the use of economic benefit of the asset or on the straight-line amortization method.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Intangible assets primarily consist of vendor lists and customer lists. Intangible assets are amortized as follows:

Customer Lists	4-10 years
Vendor Lists	4-10 years
Other Intangible Assets	1-10 years
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
The Company capitalizes the costs incurred to develop software for internal use when new software is developed, the life of existing software is extended or significant enhancements are added to the features of existing software. The capitalized development costs mainly include payroll costs.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2011, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through November 30, 2011, such losses have been within management’s expectations.
In fiscal years 2011 and 2009, no customer accounted for 10% of the Company's total revenue. In fiscal year 2010, one customer accounted for 11% of the Company’s total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 35%, 38% and 36% of the total revenue for fiscal years 2011, 2010 and 2009, respectively.
As of November 30, 2011, no customer exceeded 10% of the total consolidated accounts receivable balance. As of November 30, 2010, one customer accounted for approximately 16% of the total consolidated accounts receivable balance.
Revenue recognition
The Company generally recognizes revenue on the sale of hardware and software products when they are shipped and on services when they are performed, if a purchase order exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Provisions for sales returns are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. The Company recognizes revenue on certain service contracts, post-contract software support services, and extended warranty contracts, where it is not the primary obligor, on a net basis.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The Company provides services such as call center, renewals, maintenance and contract management services to its customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service offerings. Typically the contracts are time-based or transactions or volume based. Revenue is generally recognized over the term of the contract or when service has been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.
Effective in the first quarter of fiscal year 2010, the Company began recognizing revenue on certain service contracts, post-contract software support services, and extended warranty contracts, on a net basis, where it is not a primary obligor. Approximately 4% of revenue was recorded on a net basis for fiscal years 2011 and 2010.
The Company's operation in Mexico primarily focuses on projects with the Mexican government and other local agencies that are long-term in nature. Under the agreements, the Company sells computers and equipment to contractors that provide services to the Mexican government. The Company also sells computer equipment and services directly to the Mexican government. The payments are due on a monthly basis and contingent upon the satisfactory performance of certain services, fulfillment of certain obligations and meeting certain conditions. The Company recognizes revenue and cost of revenue on a straight-line basis over the term of the contract, which coincides with payments no longer being contingent.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Foreign currency translations
The financial statements of the Company's foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.” Such amounts are not significant to any of the periods presented.
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
Pension and post-retirement benefits
Defined benefit pension costs are estimated using various actuarial assumptions including discount rates, expected return on plan assets, inflation, mortality rates and compensation increases. The assumptions used are reviewed on an annual basis. The Company records pension expense related to multi-employer defined benefit plans based on the amount of contributions that are contractually owed during the period.
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
Treasury Stock
Repurchases of shares of common stock are accounted for at cost, which includes brokerage fees, and are included as a component of stockholders' equity in the Consolidated Balance Sheets.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
Recent accounting pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends existing

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The Board of Directors may amend or modify the 2003 Stock Incentive Plan at any time, subject to any required stockholder approval. The plan will terminate no later than September 1, 2013. The number of shares granted, issued, retainable or vested under an award may be subject to the attachment of individual, divisional or Company-wide performance goals.
The number of authorized shares under the 2003 Stock Incentive Plan will not exceed 14,120 shares of common stock. No participant in the 2003 Stock Incentive Plan may receive option grants or stock appreciation rights, restricted shares or restricted stock units for more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service.
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
Prior to January 4, 2007, qualified non-employee directors who first joined the Board of Directors after the plan was effective received an initial option grant of 25 shares, and all non-employee directors were eligible for annual option grants of 5 shares for each year they continued to serve. The exercise price of these option grants was equal to 100% of the fair market value of those shares on the date of the grant.
Amended and Restated 2003 Stock Incentive Plan, on and after January 4, 2007
After January 4, 2007, qualified non-employee directors who first joined the Board of Directors after the plan was effective received an initial option grant of 10 shares and 2 shares of restricted stock. All non-employee directors were eligible for annual grants of 2 shares of restricted stock for each year they continued to serve. The exercise price of these option grants was equal to 100% of the fair market value of those shares on the date of the grant. In addition, one third of the restricted stock grants vested on each anniversary date of the grant over a period of three years. One third of the stock options vested on the first anniversary date of the grant and the remaining vested monthly over a two-year period starting one month after the first anniversary of the date of grant. The annual grants of restricted stock vested in full upon the director’s retirement with the consent of the Board of Directors.
Amended and Restated 2003 Stock Incentive Plan, after November 21, 2008
After November 21, 2008, the vesting schedule for qualified non-employee directors’ annual grants of 2 shares of restricted stock was amended for newly issued grants. One quarter of the restricted shares shall vest on the last day of each fiscal quarter thereafter following the date of the grant over a period of one year.
Amended and Restated 2003 Stock Incentive Plan, after January 4, 2011
After January 4, 2011, the 2003 Stock Incentive Plan was amended and restated to state that every outside director who first joins the Board of Directors will receive an option to purchase 10 shares and restricted shares equal to $90 based on the fair value of the shares on the date of grant. Each outside director will also qualify to receive an annual grant of restricted shares equal to $90 based on the fair value of the shares on the date of grant.
The Compensation Committee determines the exercise price of options and the purchase price of restricted stock grants; however, the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the option price for nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant.
The following table summarizes the stock options outstanding and exercisable under the Company’s option plan as of November 30, 2011 and 2010:

	Number of options as of November 30, 2011		Number of options as of November 30, 2010
	Outstanding	Exercisable	Outstanding	Exercisable
Amended and Restated 2003 Stock Incentive Plan	1,707	1,342	2,120	1,725

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

2003 Employee Stock Purchase Plan
The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions. The ESPP was approved by the Board of Directors and the Company’s stockholders in 2003 and certain amendments were approved by the Board of Directors in March 2005 and September 2008. In addition, in 2009, an amendment to the ESPP was approved by the Board of Directors and the Company's stockholders to increase the number of shares available for issuance by 250 shares, from 500 shares to 750 shares. As such, a total of 750 shares of common stock have been reserved for issuance under the ESPP. The participant purchase price discount is 5%. In a calendar year, there are four offering periods of three months each. The maximum number of shares a participant may purchase during a single accumulation period is 1.25 subject to a maximum purchase limit of $10 per calendar year. Employees at associate vice president level and above are not eligible to participate in the plan.
The weighted-average fair value of ESPP purchases during fiscal years 2011 and 2010 was $1.88 and $2.57, respectively.
Share Repurchase Program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. In the fourth quarter of fiscal year 2011, the Company purchased 62 shares at a weighted-average price of $26.89 per share. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.
The Company recorded share-based compensation expense in "Selling, general and administrative expenses" for fiscal years 2011, 2010 and 2009 as follows:

	Fiscal Years Ended November 30,
	2011	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$1,527	$2,759	$2,730
Restricted stock	6,388	5,889	4,735
Employee stock purchase plan	78	77	100
Total share-based compensation	7,993	8,725	7,565
Tax effect on share-based compensation	(2,755)	(3,180)	(2,763)
Net effect on net income	$5,238	$5,545	$4,802

In fiscal year 2010, the Company recorded $1,005 for the one-time recognition of costs for the modification and accelerated vesting of stock options and restricted awards, primarily on the retirement of the Company’s founder and former Chairman, Robert Huang.
Valuation Assumptions
The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following assumptions were used in the Black-Scholes valuation model in fiscal years 2011, 2010 and 2009:

	Fiscal Years Ended November 30,
	2011	2010	2009
Stock option plan:
Expected life (years)	5.9	5.6	5.7
Risk free interest rate	1.11%	1.26%	2.57%
Expected volatility	41.14%	41.97%	43.55%
Dividend yield	0.00%	0.00%	0.00%
Employee stock purchase plan:
Expected life (years)	0.3	0.3	0.3
Risk free interest rate	0.02%	0.16%	0.10%
Expected volatility	33.15%	32.43%	65.13%
Dividend yield	0.00%	0.00%	0.00%

A summary of the activity under the Company’s stock option plan is set forth below:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price Per Share
Balances, November 30, 2008	2,569	5,044	$11.89
Restricted stock granted	(211)	—	—
Restricted stock cancelled/forfeited	32	—	—
Options granted	(157)	157	27.31
Options exercised	—	(1,406)	9.41
Options cancelled/forfeited/expired	66	(66)	18.11
Balances, November 30, 2009	2,299	3,729	$13.37
Restricted stock awards granted	(267)	—	—
Restricted stock units granted	(100)	—	—
Restricted stock cancelled/forfeited	38	—	—
Options granted	(123)	123	28.52
Options exercised	—	(1,710)	9.93
Options cancelled/forfeited/expired	22	(22)	7.14
Balances, November 30, 2010	1,869	2,120	$17.08
Restricted stock awards granted	(244)	—	—
Restricted stock units granted	(10)	—	—
Restricted stock cancelled/forfeited	25	—	—
Options granted	(135)	135	26.98
Options exercised	—	(531)	11.87
Options cancelled/forfeited/expired	17	(17)	12.18
Balances, November 30, 2011	1,522	1,707	$19.52

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Employee Stock Options
The weighted-average grant-date fair value of the stock options granted during fiscal years 2011, 2010 and 2009 was as follows:

	Fiscal Years Ended November 30,
	2011	2010	2009
Number of options granted	135	123	157
Weighted-average grant-date fair value per share	$10.68	$12.02	$11.28

The options outstanding and exercisable as of November 30, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices per Share	Shares	Weighted- Average Life (Years)	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Life (Years)	Weighted- Average Exercise Price per Share
$9.00 - $10.00	61	0.83	$10.00	61	0.83	$10.00
$12.00 - $15.54	272	1.74	$12.15	272	1.74	$12.15
$16.10 - $17.17	403	3.24	$16.50	403	3.24	$16.50
$18.25 - $30.96	971	6.82	$23.44	606	5.85	$21.82
$9.00 - $30.96	1,707	4.95	$19.52	1,342	4.01	$17.73

As of November 30, 2011, 1,707 options were outstanding and expected to vest.
The aggregate pre-tax intrinsic value of the options outstanding as of November 30, 2011 was $16,947 based on the Company’s closing stock price of $29.35 as of November 30, 2011, which would have been received by the option holders had all option holders exercised their options on that date. The aggregate pre-tax intrinsic value of the vested and exercisable options outstanding as of November 30, 2011 was $15,675.
The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2011, 2010 and 2009 were as follows:

	Fiscal Years Ended November 30,
	2011	2010	2009
Intrinsic value of options exercised	$9,375	$32,504	$20,839
Cash received from exercise of options	6,290	16,980	13,221
The Company settles employee stock option exercises with newly issued common shares.
As of November 30, 2011, the unamortized share-based compensation expense related to nonvested stock options under the Amended and Restated 2003 Stock Incentive Plan was $3,911 which will be recognized over an estimated weighted-average amortization period of 3.49 years.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company's nonvested restricted stock awards and stock units during the fiscal years 2009, 2010, and 2011 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Nonvested as of November 30, 2008	826	$20.25
Awards granted	211	30.20
Awards vested	(245)	15.30
Awards cancelled/forfeited	(32)	20.44
Nonvested as of November 30, 2009	760	$24.60
Awards granted	267	28.18
Units granted	100	29.04
Awards vested	(299)	22.21
Awards cancelled/forfeited	(38)	24.07
Nonvested as of November 30, 2010	790	$25.78
Awards granted	244	27.91
Units granted	10	32.35
Awards vested	(240)	24.51
Awards cancelled/forfeited	(25)	26.62
Nonvested as of November 30, 2011	779	$23.13

As of November 30, 2011, there was $18,267 of total unamortized share-based compensation expense related to nonvested restricted stock awards and stock units granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.59 years.

NOTE 5—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of SYNNEX Infotec Corporation ("Infotec Japan") are covered by certain defined benefit pension plans, including a multi-employer pension plan. Full-time employees are eligible to participate in the plans on the first day of February following their date of hire and are not required to contribute to the plans.
The following table provides a reconciliation of the changes in the plan's single employer benefit obligations and fair value of plan assets as of November 30, 2011:

Fiscal Year Ended
November 30, 2011
Benefit obligation at beginning of year	$—
Value at acquisition date	7,157
Service cost	570
Interest cost	148
Benefits paid	(154)
Actuarial gain or loss	124
Foreign exchange rate changes	593
Benefit obligation at end of year	$8,438

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The change in plan assets for fiscal year 2011 was as follows:

Fair value at the beginning of year	$—
Value at acquisition date	3,110
Contribution paid by employer	748
Contribution paid by participants	—
Actual return on plan assets	5
Benefits paid	(154)
Foreign exchange rate changes	268
Fair value at the end of year	$3,977

The Company's benefit obligation and the fair value of its pension assets are presented, on a gross basis, as a component of “Long-term liabilities” and “Other assets,” respectively, on the Company's Consolidated Balance Sheets.
As of November 30, 2011, the plan was underfunded by $4,461 and the accumulated pension benefit obligation was $6,424.
The benefits to be paid to participants over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Fiscal years ending	Benefits to be paid
2012	$157
2013	160
2014	145
2015	155
2016	165
2017 - 2021	1,329

The contribution to be made by the Company toward the defined benefit plan in the fiscal year ending November 30, 2012 is expected to be $830.
The components of net periodic pension costs for the fiscal year 2011 were as follows:

Service cost	$570
Interest cost	148
Expected return on plan assets	(89)
Amortization of transition asset or obligation	—
Amortization of prior service cost	—
Amortization of net (gain) or loss	—
Curtailment and settlement (gain) or loss	—
Net periodic pension costs	$629

During fiscal year 2011, changes in plan assets and benefit obligations of $214, resulting entirely from net losses, were recognized in “Accumulated other comprehensive income.”

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The Company used the following weighted-average assumptions to determine the net periodic pension benefit costs and obligations during fiscal year 2011:

	Net Pension Benefit Obligations	Net Pension Benefit Costs
Discount rate	1.9%	2.0%
Average increase in compensation levels	3.0%	3.0%
Expected return on plan assets		2.5%
The discount rate is set on yields available on high-quality corporate bonds with maturities consistent with the duration of the benefit obligation as of the valuation date.
The plan assets were invested in life insurance company general accounts, pooled institutional investments comprising of listed stock, debt securities and other investments and cash equivalents. The life insurance company general accounts represent a financial instrument which guarantees the principal and a return based on a contractual interest rate. The expected return on plan assets, above, is based primarily on current guaranteed net returns offered by the life insurance company's general account. The fair value of these investments is based on the market approach using observable inputs other than quoted market prices. The pooled institutional investments comprise of comingled funds invested in debt, equity and other securities. The fair value of these funds is measured by allocating the fair value of the total assets in the investments in proportion to the Company's ownership percentage. Cash equivalents represent the amounts not yet transferred from the master custodian of the funds as of the measurement date.
The fair value of the assets as of November 30, 2011 is presented in the table below using the fair value hierarchy discussed in Note 11- Fair Value Measurements:

	Level 1	Level 2	Level 3
Cash equivalents	$32	$—	$—
Equity and debt securities	—	165	—
Life insurance company general accounts	—	3,780	—

In addition to the single employer plan, employees for Infotec Japan are also covered by a multi-employer, defined benefit plan. Employees do not contribute to the plan. The Company's contributions to the plan during fiscal year 2011 were $1,117.
The Company has defined benefit pension and retirement plans in other geographical locations. However these pension programs are not material to the Consolidated Financial Statements.
The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During fiscal years 2011, 2010 and 2009, the Company contributed $1,145, $852 and $734, respectively.

NOTE 6—DEFERRED COMPENSATION PLAN:
The Company has a deferred compensation plan for certain directors and officers. The plan is designed to permit eligible officers and directors to accumulate additional income through a non-qualified deferred compensation plan that enables the officer or director to make elective deferrals of compensation to which he or she will become entitled in the future.
An account is maintained for each participant for the purpose of recording the current value of his or her elective contributions, including earnings credited thereto. The participant may designate one or more investments as the measure of investment return on the participant’s account. On January 4, 2012, the Compensation Committee approved an amendment to the deferred compensation plan to prospectively limit designated investments as the measure of investment return to actively traded securities reported on recognized exchanges, bank deposits, and other investments with readily verifiable valuations. The

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

participant’s account is adjusted monthly to reflect earnings and losses on the participant’s designated investments. The Company pays interest on the uninvested portion of deferred compensation.
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
As of November 30, 2011 and 2010, the deferred compensation liability balances were $13,872 and $16,737, respectively. Of the above deferred balances, $8,137 and $10,407 have been invested in equity securities, hedge funds and private equity funds. The Company has recorded a loss of $1,101, a gain of $176 and a gain of $2,670 for the years ended November 30, 2011, 2010 and 2009, respectively.

NOTE 7—INCOME TAXES:
The sources of income from continuing operations before the provision for income taxes and noncontrolling interest are as follows:

	Fiscal Years Ended November 30,
	2011	2010	2009
United States	$184,768	$142,972	$96,331
Foreign	44,950	40,614	38,322
	$229,718	$183,586	$134,653
 The provisions for income taxes consist of the following:

	Fiscal Years Ended November 30,
	2011	2010	2009
Current tax provision:
Federal	$49,937	$50,411	$35,158
State	11,140	9,883	6,438
Foreign	9,543	8,217	8,415
	$70,620	$68,511	$50,011
Deferred tax provision (benefit):
Federal	$9,735	$(2,237)	$(918)
State	(1,186)	(329)	(292)
Foreign	(4)	965	227
	$8,545	$(1,601)	$(983)
Total tax provision	$79,165	$66,910	$49,028
The following presents the breakdown between current and non-current net deferred tax assets:

	As of November 30,
	2011	2010
Deferred tax assets - current	$28,241	$33,063
Deferred tax assets - non-current	590	605
Deferred tax liabilities - current	(500)	(294)
Deferred tax liabilities - non-current	(8,086)	(3,262)
Total net deferred tax assets	$20,245	$30,112

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Net deferred tax assets and liabilities consist of the following:

	As of November 30,
	2011	2010
Assets:
Inventory reserves	$7,448	$9,182
Allowance for doubtful accounts and sales return reserves	8,303	10,155
Other reserves and accruals	7,995	8,765
State tax deduction	1,782	460
Deferred compensation	5,846	4,880
Net operating losses	15,902	10,532
Foreign tax credit	2,383	2,516
Share-based compensation expense	3,143	4,225
Unrealized losses on investments	1,758	1,119
Other	386	458
Gross deferred tax assets	54,946	52,292
Valuation allowance	(7,989)	(3,862)
Total deferred tax assets	$46,957	$48,430
Liabilities:
Depreciation and amortization	$(5,423)	$(2,781)
Convertible debt interest	(12,737)	(11,383)
Deferred revenue	(117)	(86)
Intangible assets	(8,435)	(4,068)
Total deferred tax liabilities	$(26,712)	$(18,318)
Net deferred tax assets	$20,245	$30,112
The valuation allowance relates primarily to foreign tax credits and certain net operating losses. The Company's assessment is that it is not more likely than not, that these deferred tax assets will be realized. The valuation allowance increased by $4,127 during fiscal year 2011 with a majority of the increase attributable to the net operating loss carry forwards resulting from the fiscal year 2011 acquisition of Infotec Japan.
A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.6	3.5	2.9
Foreign taxes	(2.9)	(1.9)	(2.4)
Other	(0.2)	(0.2)	0.9
Effective income tax rate	34.5%	36.4%	36.4%
The Company's U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested to fund international expansion. Accordingly, the Company has not provisioned U.S. taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested. As of November 30, 2011, there were approximately $181,400 of cumulative undistributed earnings of foreign subsidiaries. It is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.
As of November 30, 2011, the Company had $2,455 in net operating loss carry forwards for the Company's UK subsidiaries that do not expire. It also had $58,354 in net operating loss carry forwards for Infotec Japan that expire in the fiscal years ending November 30, 2014 to 2018. The Company also had $3,265 in various state job credit carry forwards that expire

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

in the fiscal years ending November 30, 2018 to 2023. In addition, the Company had $2,264 of foreign tax credit carry forwards available to offset future federal tax liabilities, which will expire in varying amounts from November 30, 2015 to November 30, 2021. The Company had $38,659 in federal and state net operating loss carry forwards attributable to the acquisition of Encover, Inc. ("Encover"). These carry forwards will expire in varying amounts during the fiscal years ending November 30, 2014 to November 30, 2030.
The Company enjoys tax holidays in certain jurisdictions including China and the Philippines. The tax holidays provide for lower rates of taxation and require various thresholds of investment and business activities in those jurisdictions. These tax holidays are in effect currently and expire over the periods through November 30, 2013. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2011, 2010, and 2009 were approximately $0.03 to $0.04, $0.01 to $0.02 and $0.03 to $0.04 respectively.
The aggregate changes in the balances of gross unrecognized tax benefits during fiscal years 2009, 2010 and 2011 were as follows:

Balance as of December 1, 2008	$8,362
Additions based on tax positions related to the current year	1,462
Additions for tax positions of prior years	309
Balance as of November 30, 2009	10,133
Additions based on tax positions related to the current year	2,713
Additions for tax positions of prior years	749
Reductions for tax positions of prior years	(185)
Settlements	(337)
Lapse of statute of limitations	(2,559)
Balance as of November 30, 2010	10,514
Additions based on tax positions related to the current year	2,113
Additions for tax positions of prior years	8,043
Reductions for tax positions of prior years	(397)
Lapse of statute of limitations	(1,273)
Balance as of November 30, 2011	$19,000

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the United States, the Company is subject to examination and audits by tax authorities for tax years after fiscal year ended 2007. The Company is not aware of any tax audits in other jurisdictions. The Company was notified by the IRS during fiscal year 2011 that the fiscal year 2009 and 2010 tax returns will be audited. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2011 will materially change in the next twelve months.
As of November 30, 2011, $19,000 of the unrecognized tax benefits would affect the effective tax rate if realized. The increase in fiscal year 2011 in unrecognized tax benefit additions for tax positions of prior years is primarily due to the acquisition of Infotec Japan. The Company's policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2011 and 2010, the Company had accrued $1,303 and $1,060, respectively, in income taxes payable related to accrued interest.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 8—BALANCE SHEET COMPONENTS:
The Company's inventories substantially consist of finished goods.

	As of November 30,
	2011	2010
Short-term investments
Trading securities	$5,808	$7,909
Available-for-sale securities	37	102
Held-to-maturity securities	7,843	910
Cost method investments	2,329	2,498
	$16,017	$11,419
Accounts receivable, net
Trade accounts receivable	$1,196,394	$1,039,850
Less: Allowance for doubtful accounts	(17,977)	(20,408)
Less: Allowance for sales returns	(35,475)	(32,525)
	$1,142,942	$986,917
Receivables from vendors, net
Receivables from vendors	$154,911	$137,887
Less: Allowance for doubtful accounts	(4,826)	(5,478)
	$150,085	$132,409
Property and equipment, net
Land	$18,566	$14,246
Equipment and computers	95,149	61,842
Furniture and fixtures	19,566	9,746
Buildings and leasehold improvements	97,261	81,119
Construction in progress	1,762	151
Total property and equipment, gross	232,304	167,104
Less: Accumulated depreciation	(107,147)	(75,109)
	$125,157	$91,995

Allowance for doubtful trade receivables
Balance at November 30, 2008	$17,820
Additions	12,235
Write-offs and deductions	(6,275)
Balance at November 30, 2009	23,780
Additions	6,614
Write-offs and deductions	(9,986)
Balance at November 30, 2010	20,408
Additions	7,419
Write-offs and deductions	(9,850)
Balance at November 30, 2011	$17,977

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Allowance for doubtful vendor receivables
Balance at November 30, 2008	$4,933
Additions	995
Write-offs and deductions	(109)
Balance at November 30, 2009	5,819
Additions	922
Write-offs and deductions	(1,263)
Balance at November 30, 2010	5,478
Additions	1,317
Write-offs and deductions	(1,969)
Balance at November 30, 2011	$4,826
Goodwill

	As of November 30, 2011			As of November 30, 2010
	Distribution	GBS	Total	Distribution	GBS	Total
Beginning balance	$89,031	$50,549	$139,580	$82,415	$25,148	$107,563
Goodwill additions during the period	16,645	27,463	44,108	5,410	25,700	31,110
Translation	1,822	(198)	1,624	1,206	(299)	907
Ending balance	$107,498	$77,814	$185,312	$89,031	$50,549	$139,580

Goodwill recorded in the distribution segment during fiscal year 2011 primarily relates to the acquisition of Infotec Japan. The increase in goodwill in the GBS segment is due to the acquisition of certain businesses of e4e, Inc. ("e4e") the global email company limited ("gem") and certain assets of VisionMAX Solutions Inc. ("VisionMAX").
Intangible assets, net

	As of November 30, 2011			As of November 30, 2010
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,815	$(27,104)	$9,711	$36,815	$(25,564)	$11,251
Customer lists	51,088	(23,879)	27,209	32,196	(18,005)	14,191
Other intangible assets	4,446	(3,827)	619	6,453	(3,624)	2,829
	$92,349	$(54,810)	$37,539	$75,464	$(47,193)	$28,271

The increase in intangible assets as of November 30, 2011 compared to November 30, 2010 is due to the acquisition of Infotec Japan within the distribution segment and the acquisition of certain businesses of e4e, gem, and certain assets of VisionMAX in the GBS segment. Amortization expense for fiscal years 2011, 2010 and 2009, was $7,584, $5,096 and $7,127 respectively. Estimated future amortization expense is as follows:

Fiscal years ending November 30,
2012	$8,248
2013	7,837
2014	6,230
2015	4,464
2016	3,657
thereafter	7,103
$37,539

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2011	2010
Accrued liabilities:
Payroll related accruals	$44,797	$34,542
Deferred compensation liability	1,891	10,733
Sales tax/Value-added tax accrual	17,286	7,517
Vendor and other claims payable	21,404	27,795
Accrued customer rebate	15,958	5,381
Warranty accruals	1,286	3,054
Purchase price payable	—	16,427
Current deferred liabilities	9,847	8,648
Other accrued liabilities	59,757	52,764
	$172,226	$166,861

Other accrued liabilities mainly include accrued expenses, customer credit balances and various vendor and third-party liabilities.

NOTE 9—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of November 30,
	2011			2010
	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value
Short-Term:
Trading	$11,503	$(5,695)	$5,808	$9,324	$(1,415)	$7,909
Available-for-sale	—	37	37	55	47	102
Held-to-maturity	7,843	—	7,843	910	—	910
Cost method securities	2,329	—	2,329	2,498	—	2,498
	$21,675	$(5,658)	$16,017	$12,787	$(1,368)	$11,419
Long-term investments in other assets
Available-for-sale securities	$939	$168	$1,107	$—	$—	$—

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table summarizes the total realized and unrealized gains and losses recorded on the Company’s trading investments and the other-than-temporary losses recorded on cost and available-for-sale securities during fiscal years 2011, 2010, and 2009:

	Fiscal Years Ended November 30,
	2011	2010	2009
Realized and unrealized gain (loss) on trading investments	$(211)	$539	$2,670
Other-than-temporary loss on cost-method securities	—	(363)	(53)
Other-than-temporary loss on available-for-sale securities	—	(55)	(39)

NOTE 10—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the British Pound, Canadian Dollar, Chinese Renminbi, Costa Rican Colon, Hungarian Forint, Indian Rupee, Japanese Yen, Mexican Peso, Nicaraguan Cordoba, and Philippine Peso. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency balance sheet exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 11. The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of November 30, 2011 and 2010:

	Fair Value as of November 30,
Location	2011	2010
Other current assets	$1	$537
Accrued liabilities	324	170
The notional amounts of the foreign exchange forward contracts that were outstanding as of November 30, 2011 and 2010 were $79,468 and $118,596, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. During fiscal years 2011, 2010 and 2009 in relation to its forward contracts, the Company recorded in “Other income, net” total realized and unrealized losses of $1,792, $2,173, and $7,628, respectively.

NOTE 11—FAIR VALUE MEASUREMENTS:
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table summarizes the valuation of the Company’s short-term investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2011				As of November 30, 2010
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents	$25,638	$25,638	$—	$—	$11,848	$11,848	$—	$—
Trading securities	5,808	5,808	—	—	7,909	7,909	—	—
Available-for-sale securities in short-term investments	37	37	—	—	102	102	—	—
Available-for-sale securities in other assets	1,107	1,107	—	—	—	—	—	—
Forward foreign currency exchange contracts	1	—	1	—	537	—	537	—
Liabilities:
Forward foreign currency exchange contracts	$324	$—	$324	$—	$170	$—	$170	$—
Acquisition-related contingent consideration	3,065	—	—	3,065	8,450	—	—	8,450

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
The acquisition-related contingent consideration represents the future earn-out payments relating to the acquisitions of Aspire Technology Limited ("Aspire") and Encover, as described in Note 18– Acquisitions and Divestitures. The fair values of the contingent consideration are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. The maximum payout for the earn-out for Aspire and Encover is approximately $8,710 in the aggregate. During fiscal year 2011, the fair value of the contingent consideration was remeasured and the resulting decrease of $5,385, was recorded as a benefit to “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The changes over time in the fair value were due to updated estimates of the expected revenue and gross profit related to the achievement of established earn-out targets.
The following table summarizes the realized and unrealized gains and losses recorded in “Other income, net” in the Consolidated Statements of Operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency contracts:

	Fiscal Years Ended November 30,
	2011	2010	2009
Realized losses	$(1,575)	$(2,255)	$(7,986)
Unrealized gain (loss)	(1,318)	623	(382)
Total realized and unrealized losses	$(2,893)	$(1,632)	$(8,368)

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table presents the assets and liabilities that are not carried at fair value as of November 30, 2011 and November 30, 2010:

	As of November 30, 2011		As of November 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost method investments in short-term investments	$2,329	$3,898	$2,498	$3,878
Long-term accounts receivable	5,853	5,853	6,539	6,539
SYNNEX Canada term loan	9,118	9,118	9,677	9,677
Long-term Infotec Japan credit facility	77,290	77,290	—	—
Infotec Japan term loans	15,136	15,136	—	—
Convertible debt	136,163	165,386	131,289	168,821

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
The fair value of long-term accounts receivable is based on customer rating and creditworthiness. The carrying values of the SYNNEX Canada Limited ("SYNNEX Canada") term loan, the long-term Infotec Japan credit facility and the Infotec Japan term loans approximate their fair value since interest rates offered to the Company for debt of similar terms and maturities are approximately the same. The fair value of convertible debt is based on the closing price of the convertible debt traded in a limited trading market.
The cost method investments in “Other assets” consist of investments in equity securities of private entities. The carrying value of the investments was $3,575 as of November 30, 2011 and $3,400 as of November 30, 2010. As of November 30, 2011, the fair value of these cost method investments is greater than the carrying value. There have been no significant changes to the fair value of the investments as of November 30, 2011.
The Company’s 33.3% noncontrolling investment in SB Pacific Corporation Limited ("SB Pacific") is recorded under the equity method of accounting and is included in “Other assets.” The investment was made in fiscal year 2010 and the carrying value of the investment as of November 30, 2011 and 2010 was $5,950 and $1,095, respectively. As of November 30, 2011, the fair value of this investment exceeded its carrying value.
The carrying value of other financial instruments, such as held-to-maturity securities, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.
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

NOTE 12—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). In November 2010, the Company amended and restated the U.S. Arrangement (“Amended and Restated U.S. Arrangement”) replacing the lenders and the lead agent. The Company can now pledge up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”) as compared to a maximum of $350,000 under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balance outstanding on the Amended and Restated U.S. Arrangement as of November 30, 2011 was $64,500. The balance outstanding under the U.S. Arrangement as of

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

November 30, 2010 was $209,100.
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
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 21--Commitments and Contingencies for further information. The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2011	2010	2009
Net sales financed	$745,657	$665,024	$678,380
Flooring fees(1)	3,349	2,857	3,331
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of November 30, 2011 and 2010, accounts receivable subject to flooring agreements were $63,031 and $53,985, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not collected as of November 30, 2011 was $10,980.

NOTE 13—BORROWINGS:
Borrowings consist of the following:

	As of November 30
	2011	2010

Convertible debt	$136,163	$131,289
SYNNEX U.S. securitization	64,500	209,100
SYNNEX Canada revolving line of credit	27,285	36,240
SYNNEX Canada term loan	9,118	9,677
Infotec Japan credit facility	128,816	—
Infotec Japan term loans and other borrowings	17,140	—
Total borrowings	383,022	386,306
Less: Current portion	(159,200)	(245,973)
Non-current portion	$223,822	$140,333
Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) in a private placement. The carrying amount of the Convertible Senior Notes, net of the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

unamortized debt discount, was $136,163 and $131,289 as of November 30, 2011 and 2010, respectively. The Convertible Senior Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. See Note 14 - Convertible Debt. Also, the Convertible Senior Notes contain various features which under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity.
SYNNEX U.S. securitization
The Company can pledge up to a maximum of $400,000 in U.S. Receivables under its Amended and Restated U.S. Arrangement. See Note 12 — Accounts Receivable Arrangements. The effective borrowing costs under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment.
SYNNEX U.S. senior secured revolving line of credit
The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution. In November 2010, the Company amended and restated the Revolver (the “Amended and Restated Revolver”) to remove one of the lenders and increase the maximum commitment of the remaining lender from $80,000 to $100,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company’s request, in the event the current lender consents to such increase or another lender participates in the Amended and Restated Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company’s option. The margin on the LIBOR is determined in accordance with its fixed charge coverage ratio under the Amended and Restated Revolver and is currently 2.25%. The Company’s base rate is determined based on the higher of (i) the financial institution’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) one month LIBOR plus 1.00%. An unused line fee of 0.50% per annum is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lenders’ commitments; however, that fee is reduced to 0.35% if the outstanding principal amount of the Amended and Restated Revolver is greater than half of the lenders’ commitments. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires in November 2013. It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, the Company does not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of November 30, 2011 and 2010, respectively.
SYNNEX U.S. unsecured revolving line of credit
In February 2011, the Company entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25,000. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or LIBOR, at the Company’s option. The margin on the LIBOR is 2.00%. The Company’s base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of November 30, 2011, there were no borrowings outstanding under this arrangement.
SYNNEX Canada revolving line of credit
SYNNEX Canada has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125,000 (“Canadian Revolving Arrangement”). The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of November 30, 2011, outstanding standby letters of credit totaled $3,368. SYNNEX Canada has granted a security interest on substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.00% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017.
Infotec Japan credit facility
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JP¥10,000,000. The credit agreement is comprised of a JP¥ 6,000,000 long-term loan and a JP¥ 4,000,000 short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. The Company has issued a guarantee of JP¥ 7,000,000 under this credit facility.
Infotec Japan term loans and other borrowings
Infotec Japan has two term loans from financial institutions which include a short-term loan of JP¥ 1,000,000, which expires in January 2012 and bears a fixed interest rate of 2.00%, and a term loan of JP¥ 175,000, which expires in December 2012 and bears a fixed interest rate of 1.50%. In addition, as of November 30, 2011, there was $536 outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
As of November 30, 2011, the Company had capital lease obligations of $1,467.
Others
The Company had outstanding letters of credit amounting to $750 under a letter of credit facility as of November 30, 2010. This letter of credit facility was terminated in March 2011.
Future principal payments
Future principal payments under the above loans and capital leases as of November 30, 2011 are as follows:

Fiscal Years Ending November 30,
2012	$159,200
2013	79,377
2014	1,128
2015	936
2016	854
Thereafter	5,364
$246,859
Due to the uncertainty of the timing and amount that may be settled in cash, the principal amount of $143,750 of the Convertible Senior Notes described in Note 14 - Convertible Debt is not included in the table above.
Interest expense and finance charges
For fiscal years 2011, 2010 and 2009, the total interest expense and finance charges for the U.S. Arrangement, Amended and Restated U.S. Arrangement, Revolver, Amended and Restated Revolver, Convertible Senior Notes and all other debt were $28,809, $22,589 and $25,924, respectively, including non-cash debt accretion expenses of $4,874 , $4,504, and $4,049 respectively, for the Convertible Senior Notes. The variable interest rates ranged between 0.82% and 5.17%, between 0.90% and 4.25% and between 1.04% and 10.77% in fiscal years 2011, 2010 and 2009, respectively.
Covenants compliance
In relation to the Convertible Senior Notes, Amended and Restated U.S. Arrangement, Amended and Restated Revolver, Infotec Japan credit facility, Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes subject to certain liquidity tests. As of November 30, 2011, the Company was in compliance with all material covenants for the above arrangements.
Guarantees
The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans and to certain acquirers of the Company's divestitures to ensure compliance with subsidiary sales agreements, totaling $238,723 and $108,497 as of November 30, 2011 and 2010, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

NOTE 14—CONVERTIBLE DEBT:

	As of November 30,
	2011	2010

Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(7,587)	(12,461)
Net carrying amount	$136,163	$131,289

In May 2008, the Company issued $143,750 of aggregate principal amount of the Convertible Senior Notes in a private placement. The Convertible Senior Notes have a cash coupon interest rate of 4.0% per annum. Interest on the Convertible Senior Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year, and commenced on November 15, 2008. In addition, the Company will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Convertible Senior Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Convertible Senior Notes. During any interest period when contingent interest is payable, the contingent interest payable per Note is equal to 0.55% of the average trading price of the Convertible Senior Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Convertible Senior Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if the Company has called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of November 30, 2011. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Senior Notes will be 33.9945 shares of common stock per $1 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

interest.
The Company may not redeem the Convertible Senior Notes prior to May 20, 2013. The Company may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date.
Holders may require the Company to repurchase all or a portion of their Convertible Senior Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the repurchase date. If the Company undergoes a fundamental change, holders may require it to purchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest (including any additional interest and any contingent interest,) up to, but excluding, the fundamental change repurchase date.
The Convertible Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with other senior unsecured debt and rank senior to subordinated debt, if any. The Convertible Senior Notes effectively rank junior to any of the Company’s secured indebtedness to the extent of the assets securing such indebtedness. The Convertible Senior Notes are also structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of the Company’s subsidiaries. The net proceeds from the Convertible Senior Notes were used for general corporate purposes and to reduce outstanding balances under the U.S. Arrangement and the Revolver.
The Convertible Senior Notes are governed by an indenture, dated as of May 12, 2008, between U.S. Bank National Association, as trustee, and the Company, which contains customary events of default.
The Convertible Senior Notes as hybrid instruments are accounted as convertible debt and are recorded at carrying value. The right of the holders of the Convertible Senior Notes to require the Company to repurchase the Convertible Senior Notes in the event of a fundamental change and the contingent interest feature would require separate measurement from the Convertible Senior Notes; however, the amount is insignificant. The additional shares issuable following certain corporate transactions do not require bifurcation and separate measurement from the Convertible Senior Notes.
In accordance with the provisions of the standards for accounting for convertible debt, the Company recognized both a liability and an equity component of the Convertible Senior Notes in a manner that reflects its non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120,332. The difference between the Convertible Senior Note cash proceeds and this estimated fair value was estimated to be $23,418 and was retroactively recorded as a debt discount and will be amortized to “Interest expense and finance charges, net” over the five-year period to the first put date, utilizing the effective interest method.
As of November 30, 2011, the remaining amortization period is approximately seventeen months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $6,495, $6,497 and $6,610, during fiscal years 2011, 2010 and 2009 respectively. Based on an effective rate of 8.0%, the Company recorded non-cash interest expense of $4,874, $4,504 and $4,049 during fiscal years 2011, 2010 and 2009, respectively. As of both November 30, 2011 and 2010, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22,836, respectively.
The Convertible Senior Notes contain various features that under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity. Further, the date of settlement of the Convertible Senior Notes is uncertain due to the various features of the Convertible Senior Notes including put and call elements. Because the Company currently intends to settle the Convertible Senior Notes using cash at some future date, the Company maintains within its Amended and Restated U.S. Arrangement, Amended and Restated Revolver and U.S. unsecured revolving line of credit ongoing features that allow the Company to utilize cash from these facilities to cash settle the Convertible Senior Notes, if desired.

NOTE 15—NET INCOME PER COMMON SHARE:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2011	2010	2009
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$150,331	$116,538	$85,758
Discontinued operations:
Income from discontinued operations, net of tax	—	59	3,909
Gain on sale of discontinued operations, net of tax	—	11,351	—
Net income attributable to SYNNEX Corporation	$150,331	$127,948	$89,667
Weighted-average common shares - basic	35,830	34,737	32,711
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	735	1,020	1,302
Conversion spread of convertible debt	268	—	—
Weighted-average common shares - diluted	36,833	35,757	34,013
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$4.20	$3.35	$2.62
Discontinued operations	—	0.33	0.12
Net income per common share - basic	$4.20	$3.68	$2.74
Diluted:
Income from continuing operations	$4.08	$3.26	$2.53
Discontinued operations	—	0.32	0.11
Net income per common share - diluted	$4.08	$3.58	$2.64
Options to purchase 47, 53 and 205 shares of common stock as of November 30, 2011, 2010 and 2009, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 16—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of November 30, 2011 and 2010, MiTAC International and its affiliates beneficially owned approximately 29% of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
Until July 31, 2010, the Company worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled the Company to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to the Company’s contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and the Company. As part of this transaction, the Company provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sales agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During fiscal year 2011, the Company recorded $6,691 for service fees earned, reimbursements for facilities and overhead costs and the fully achieved earn-out condition.
The Company purchased inventories, including notebook computers, motherboards and other peripherals, from MiTAC International and its affiliates totaling $5,204, $157,149 and $312,364 during fiscal years 2011, 2010 and 2009, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The Company’s sales to MiTAC International and its affiliates during fiscal years 2011, 2010 and 2009 totaled $4,195, $5,565 and $2,755, respectively. Most of the purchases and sales in fiscal years 2010 and 2009 were pursuant to its Master Supply Agreement with MiTAC International and the Company's former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.
The Company’s business relationship with MiTAC International has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments.
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
Beneficial ownership of the Company’s common stock by MiTAC International
As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 29% of the Company’s common stock as of November 30, 2011. These shares are owned by the following entities:

As of November 30, 2011
MiTAC International(1)	6,158
Synnex Technology International Corp.(2)	4,427
Total	10,585
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 589 shares (of which 379 shares are directly held and 210 shares are subject to exercisable options) held by Matthew Miau.

(2)
Synnex Technology International Corp. ("Synnex Technology International") is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.9% in Synnex Technology International. Neither MiTAC International nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

The Company owns shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, the Company’s founder and former Chairman. As of November 30, 2011, the value of the investment was $649. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International, nor Synnex Technology International is restricted from competing with the Company.
Others
On August 31, 2010, the Company acquired a 33.3% noncontrolling interest in SB Pacific. The Company is not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is the Company’s founder and former Chairman. The Company’s 33.3% investment in SB Pacific is accounted for as an equity-method investment and is included in “Other assets.” In fiscal year 2011, the Company invested $4,933 in SB Pacific. The balances of the investment as of November 30, 2011 and 2010 were $5,950 and $1,095, respectively. The Company regards SB Pacific to be a variable interest entity and as of November 30, 2011, its maximum exposure to loss was limited to its investment of $5,950. During fiscal years 2011 and 2010, the Company paid $150, in management fees to SB Pacific. SB Pacific owns a 30.0% noncontrolling interest in Infotec Japan.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 17—SEGMENT INFORMATION:
Description of segments
Operating segments are based on components of the Company that engage in business activity that earns revenue and incurs expenses and (a) whose operating results are regularly reviewed by the CODM to make decisions about resource allocation and performance and (b) for which discrete financial information is available
The distribution services segment distributes IT systems, peripherals, system components, software, networking equipment, CE, and complementary products and video games to a variety of customers, including value-added resellers, system integrators, and retailers, as well as provides assembly services to OEMs, including integrated supply chain management, build-to-order and configure-to-order system configurations, materials management, refurbishment and logistics.
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
Summarized financial information related to the Company’s reportable business segments for fiscal years 2011, 2010, and 2009 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Fiscal Year Ended November 30, 2009:
Revenue	$7,639,094	$101,138	$(21,035)	$7,719,197
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	137,724	11,925	—	149,649
Depreciation and amortization expense	11,980	5,823	—	17,803
Total assets	2,002,750	184,667	(87,507)	2,099,910
Fiscal Year Ended November 30, 2010:
Revenue	$8,526,309	$112,380	$(24,548)	$8,614,141
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	187,478	11,672	—	199,150
Depreciation and amortization expense	10,846	5,439	—	16,285
Total assets	2,409,998	224,677	(134,814)	2,499,861
Fiscal Year Ended November 30, 2011:
Revenue	$10,275,295	$163,376	$(28,831)	$10,409,840
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	237,322	18,906	—	256,228
Depreciation and amortization expense	16,120	8,553	—	24,673
Total assets	2,737,600	295,600	(199,905)	2,833,295
The inter-segment elimination relates to the inter-segment, back office support services provided by the GBS segment to the distribution segment, inter-segment investments and inter-segment receivables. In fiscal year 2011, the Company recorded a benefit of $5,385 in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the release of contingent consideration in relation to its acquisitions in the GBS segment. In fiscal year 2010, the Company recorded a statutory business expense of $2,059 in the GBS segment.
Segment by geography
The Company primarily operates in North America. The United States and Canada are included in the “North America” operations. China, India, Japan and the Philippines are included in “Asia-Pacific” operations and Costa Rica, Hungary, Mexico, Nicaragua and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Shown below is summarized financial information related to the geographic areas in which the Company operated in fiscal years 2011, 2010, and 2009:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2011	2010	2009
Revenue
North America	$9,029,574	$8,467,173	$7,570,604
Asia-Pacific	1,283,609	67,124	61,448
Other	96,657	79,844	87,145
	$10,409,840	$8,614,141	$7,719,197

	As of November 30,
	2011	2010
Long-lived assets
North America	$105,318	$84,666
Asia-Pacific	34,974	15,591
Other	22,313	11,896
	$162,605	$112,153
Revenue in the United States was approximately 73% of the total revenue for fiscal year 2011 and 83% for fiscal years 2010 and 2009. Revenue in Canada was approximately 14% of total revenue for fiscal year 2011 and 15% for fiscal years 2010 and 2009. Revenue in Japan was approximately 12% of the total revenue for fiscal year 2011.
Long-lived assets in the United States were approximately 52% and 58% of total long-lived assets as of November 30, 2011 and 2010, respectively. Long-lived assets in Canada were approximately 12% and 17% of total long-lived assets as of November 30, 2011 and 2010, respectively. Long-lived assets in Japan were approximately 12% of total long-lived assets as of November 30, 2011.

NOTE 18—ACQUISITIONS AND DIVESTITURES:
Fiscal year 2011 acquisitions
On December 1, 2010, the Company acquired 70% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific, the Company's equity-method investee, acquired the remaining 30% noncontrolling interest. The Company's total direct and indirect ownership of Marubeni Infotec Corporation is 80%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation (“Infotec Japan”) is a distributor of IT equipment, electronic components and software in Japan. The aggregate consideration for the transaction was JPY700,000, or approximately $8,392, of which the Company's direct share was $5,888. This acquisition is in the distribution segment and enabled the Company's expansion into Japan.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The purchase price allocation based on the fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase consideration:
Cash payment	$5,888
Contribution from noncontrolling interest	2,504
$8,392
Allocation:
Cash	$1,371
Accounts receivable	178,384
Receivable from vendors	8,525
Inventories	84,553
Other current assets	2,119
Property, plant and equipment	5,521
Goodwill	18,453
Intangible assets(1)	9,103
Other long-term assets	4,398
Short-term borrowings	(103,646)
Accounts payable	(161,228)
Accrued liabilities	(15,151)
Long-term borrowings	(2,088)
Other long-term liabilities	(21,922)
$8,392
(1) Intangibles will be amortized over a period of 3-10 years.
Subsequent to the acquisition, SB Pacific and the Company invested $6,420 and $14,980, respectively, in additional capitalization of Infotec Japan.
The following unaudited pro forma financial information combines the Consolidated Results of Operations as if the acquisition of Infotec Japan had occurred on December 1, 2008. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles and depreciation expense.

	Fiscal Years Ended November 30,
	2011	2010	2009
Revenue	$10,409,840	$9,768,305	$8,957,546
Net income attributable to SYNNEX Corporation	150,331	117,486	81,374
Net income from continuing operations per share - basic	$4.20	$3.38	$2.49
Net income from continuing operations per share - diluted	$4.08	$3.29	$2.39

During the fiscal year 2011, the Company acquired certain businesses of e4e, 100% of the stock of gem and certain assets of VisionMAX for an aggregate purchase price of $44,156, including $1,000 payable upon the completion of certain post-closing conditions. The acquisitions were integrated into the Company's GBS segment and brought additional BPO scale, complemented the Company’s service offerings in social media and cloud computing and expanded its customer base and geographic presence. The net tangible assets acquired were $10,024 and the Company recorded $34,132 in goodwill and intangibles. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis, which may change the allocation of the purchase price.
Building Acquisition
During the first quarter of fiscal year 2011, the Company entered into a capital lease arrangement with the option to

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

purchase a distribution and warehouse facility in Illinois. In October 2011, the Company completed the purchase of the 450 thousand square foot building for a total consideration of $15,394.
Fiscal year 2010 acquisitions
In fiscal year 2010, the Company adopted new accounting standards for business combinations that established principles and requirements for how an acquirer recognized and measured in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.
During the first quarter of fiscal year 2010, the Company purchased substantially all of the North American assets of Jack of All Games, a distributor of video game hardware and software. The acquisition is fully integrated into the Company’s distribution segment and expanded the Company's CE product offerings. Since the close of the acquisition, the Company made certain adjustments to the fair value of inventories and other assets acquired and liabilities assumed related to this transaction. These adjustments had the impact of lowering the purchase price by $6,880. The total consideration, as adjusted, was $35,773. The net tangible assets acquired were $27,434 and the Company recognized $4,500 in intangible assets and $3,839 in goodwill.
During the fourth quarter of fiscal year 2010, the Company acquired 100% of the stock of Aspire and Encover for $40,047, including $8,709 in earn-out payments payable upon the achievement of certain milestones up to three years following the dates of the acquisitions. The fair value of the contingent consideration recorded on the date of the acquisitions was $8,450. During fiscal year 2011, the Company recognized a benefit of $5,385 for changes in the fair value of the contingent consideration. The changes over time in the fair value were due to updated estimates of the expected revenue and gross profit related to the achievement of established earn-out targets. These acquisitions brought the Company additional capabilities related to warranty and license renewals management through proprietary software and services. The Company recognized $22,076 in goodwill and $11,726 in intangible assets. The purchase price is subject to a holdback of $1,850 for a period of twenty-four months from the purchase date. These acquisitions are fully integrated into the GBS segment.
With the exception of Infotec Japan, the above acquisitions in fiscal years 2011 and 2010, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting for business combinations utilizing the purchase method of accounting.
Fiscal year 2010 divestitures
On December 28, 2009, the Company sold its controlling interest in China Civilink (Cayman), the results of which are presented in "Discontinued operations." Please see Note 19—Discontinued Operations for a detailed discussion on this transaction.
On July 31, 2010, the Company sold to MiTAC International, inventory and certain customer contracts, primarily related to contract assembly customers jointly serviced by MiTAC International and the Company. The sales agreement included earn-out and profit-sharing provisions, which were based on near-term operating performance metrics for the defined customers included in the transaction. The Company provided MiTAC International certain transition services on a fee basis. Please see Note 16—Related Party Transactions for more information on this transaction.
On August 31, 2010, the Company sold its controlling interest in Nihon Daikou Shouji ("NDS") for $3,072 to SB Pacific. A gain of $493 was recorded on the sale of NDS in “Other income (expense), net” during fiscal year 2010.

NOTE 19—DISCONTINUED OPERATIONS:
 On December 28, 2009, China Civilink (Cayman), which operated in China as HiChina Web Solutions, was sold to Alibaba.com Limited. HiChina Web Solutions provided domain name registration and web site hosting and design. HiChina Web Solutions was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary of SYNNEX Corporation. Under the terms of the agreement, the Company received $65,395 for its estimated 79% controlling ownership in HiChina Web Solutions. During fiscal year 2010, the Company recorded total gain on the sale of $11,351, net of $1,154 income taxes. The Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of HiChina Web Solutions. HiChina Web Solutions was a part of the Company's GBS segment. The Company has no significant continuing involvement in the operations of HiChina Web Solutions. In conjunction with the sale of HiChina Web Solutions, the Company recorded a contingent indemnification liability of $4,122.
The sale of HiChina Web Solutions qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of HiChina Web Solutions' operations from its Consolidated Statements of Operations to present this

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

business in discontinued operations.
The following table shows the results of operations of HiChina Web Solutions for fiscal years 2010 and 2009 which are included in the earnings from discontinued operations:

	Fiscal Years Ended November 30,
	2010*	2009
Revenue	$2,959	$37,081
Cost of revenue	(1,706)	(16,078)
Gross profit	1,253	21,003
Selling, general and administrative expenses	(1,199)	(15,736)
Income from operations before non-operating items, income taxes and noncontrolling interest	54	5,267
Interest income, net	17	413
Other income (expense), net	5	(7)
Income before income taxes and noncontrolling interest	76	5,673
Provision for income taxes	(1)	(474)
Income from discontinued operations	75	5,199
Income from discontinued operations attributable to noncontrolling interest	(16)	(1,290)
Income from discontinued operations attributable to SYNNEX Corporation	$59	$3,909
_______________________________
* Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

NOTE 20—RESTRUCTURING CHARGES:
In fiscal year 2007, in connection with the acquisition of the Redmond Group of Companies (“RGC”), the Company announced a restructuring program in Canada. During fiscal years 2010 and 2009, the Company accrued charges for the remaining lease obligations on the RGC facility. The charges are included in “Selling, general and administrative expenses” in the Statements of Operations and are in the distribution segment. These lease obligations were completed in June 2011.

Facility and Exit Costs
Balance of accrual as of November 30, 2009	$557
Additional accrual	807
Cash payments	(734)
Non-cash charges	—
Balance of accrual as of November 30, 2010	630
Additional accrual	—
Cash payments	(630)
Non-cash charges	—
Balance of accrual as of November 30, 2011	$—

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 21—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2021. Future minimum rental obligations under non-cancellable lease agreements as of November 30, 2011 were as follows:

Fiscal Years Ending November 30,
2012	$21,970
2013	17,248
2014	9,763
2015	6,121
2016	3,242
thereafter	11,566
Total minimum lease payments	$69,910

Rent expense for the years ended November 30, 2011, 2010 and 2009 amounted to $22,600, $16,340 and $17,579, respectively.
The Company was contingently liable as of November 30, 2011 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 12—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2011 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations.
The Company is from time to time involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. These preference actions are filed by the bankruptcy trustee on behalf of the bankrupt estate and generally seek to have payments made by the debtor within 90 days prior to the bankruptcy returned to the bankruptcy estate for allocation among all of the bankrupt estate's creditors. The Company is not currently involved in any material preference proceedings.
In conjunction with the sale of China Civilink (Cayman), which is described in Note 19—Discontinued Operations, the Company has recorded a contingent indemnification liability of $4,122.
The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company's results of operations, financial position or cash flows.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2011. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal Year 2011 Three Months Ended				Fiscal Year 2010 Three Months Ended
Statements of Operations Data: (currency and share amounts in thousands except per share amounts)	Feb. 28, 2011	May 31, 2011	Aug. 31, 2011	Nov. 30, 2011	Feb. 28, 2010	May 31, 2010	Aug. 31, 2010	Nov. 30, 2010
Revenue	$2,500,934	$2,495,802	$2,572,133	$2,840,971	$1,936,038	$2,032,812	$2,177,066	$2,468,225
Cost of revenue	(2,357,138)	(2,350,694)	(2,418,380)	(2,653,130)	(1,826,877)	(1,916,145)	(2,052,197)	(2,327,306)
Gross profit	143,796	145,108	153,753	187,841	109,161	116,667	124,869	140,919
Selling, general and administrative expenses	(92,943)	(90,948)	(87,235)	(103,144)	(70,208)	(73,233)	(72,715)	(76,310)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	50,853	54,160	66,518	84,697	38,953	43,434	52,154	64,609
Interest expense and finance charges, net	(6,169)	(6,269)	(6,472)	(6,595)	(3,809)	(3,736)	(4,585)	(4,984)
Other income (expense), net	965	180	(1,214)	(936)	1,163	(93)	(300)	780
Income from continuing operations before income taxes and noncontrolling interest	45,649	48,071	58,832	77,166	36,307	39,605	47,269	60,405
Provision for income taxes	(15,978)	(16,560)	(19,662)	(26,964)	(13,067)	(14,651)	(16,319)	(22,873)
Income from continuing operations before noncontrolling interest, net of tax	29,671	31,511	39,170	50,202	23,240	24,954	30,950	37,532
Income from discontinued operations, net of tax	—	—	—	—	75	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	11,351	—	—	—
Net income	29,671	31,511	39,170	50,202	34,666	24,954	30,950	37,532
Net (income) loss attributable to noncontrolling interest	50	(110)	(134)	(29)	(7)	(110)	(36)	(1)
Net income attributable to SYNNEX Corporation	29,721	31,401	39,036	50,173	34,659	24,844	30,914	37,531
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	29,721	31,401	39,036	50,173	23,249	24,844	30,914	37,531
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	59	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	11,351	—	—	—
Net income attributable to SYNNEX Corporation	$29,721	$31,401	$39,036	$50,173	$34,659	$24,844	$30,914	$37,531
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$0.83	$0.88	$1.09	$1.39	$0.69	$0.72	$0.88	$1.06
Discontinued operations	—	—	—	—	0.33	—	—	—
Net income per common share - basic	$0.83	$0.88	$1.09	$1.39	$1.02	$0.72	$0.88	$1.06
Diluted:
Income from continuing operations	$0.80	$0.85	$1.07	$1.37	$0.66	$0.70	$0.86	$1.04
Discontinued operations	—	—	—	—	0.32	—	—	—
Net income per common share - diluted	$0.80	$0.85	$1.07	$1.37	$0.98	$0.70	$0.86	$1.04
Weighted-average common shares outstanding - basic	35,600	35,693	35,882	36,142	33,880	34,624	35,083	35,351
Weighted-average common shares outstanding - diluted	36,963	37,098	36,594	36,675	35,255	35,703	35,910	36,149
     Earnings per share (“EPS”) for each quarter are computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average of shares outstanding during the fiscal year. Thus, the sum of EPS for each of the four quarters may not equal the EPS for the fiscal year.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2011, 2010 and 2009
(in thousands)

Description	Balances at Beginning of Fiscal Year	Additions Charged to Revenue and COGS and Expense	Additions from Acquisitions	Reclassifications, Write-offs and Deductions	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2009
Allowance for sales returns	$21,642	$(1,977)	$—	$817	$20,482
Allowance for deferred tax assets	3,973	1,610	—	242	5,825
Fiscal Year Ended November 30, 2010
Allowance for sales returns	$20,482	$11,861	$—	$182	$32,525
Allowance for deferred tax assets	5,825	668	—	(2,631)	3,862
Fiscal Year Ended November 30, 2011
Allowance for sales returns	$32,525	$10,410	$—	$(7,460)	$35,475
Allowance for deferred tax assets	3,862	485	3,642	—	7,989

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting on page 45 is incorporated herein by reference.
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
Item 9B. Other Information
None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders to be held on March 20, 2012 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	1,707,000	$19.52	1,661,253	(1)(2)
 ___________________________________________

(1)
Includes the number of shares reserved for issuance under our Amended and Restated 2003 Stock Incentive Plan. The number of shares authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan will not exceed the sum of (1) the number of shares subject to outstanding options granted under our 1997 Stock Option Plan/Stock Issuance Plan, our Special Executive Stock Option/Stock Issuance Plan and our 1993 Stock Option Plan outstanding, to the extent those options expire, terminate or are cancelled for any reason prior to being exercised, plus (2) 5,506,649 shares of common stock; provided, however, that the number of authorized shares under our Amended and Restated 2003 Stock Incentive Plan will not exceed 14,111,761 shares of common stock. Please see Note 3 - Stockholders' Equity of the Notes to the Consolidated Financial Statements for further information regarding the Amended and Restated 2003 Stock Incentive Plan.

(2)
Includes 750,000 shares available-for-sale pursuant to our 2003 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. Please see Note 3 - Stockholders' Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2003 Employee Stock Purchase Plan.

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

10.5#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6
Joint Sales and Marketing Agreement, dated May 6, 2002, between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7
Fourth Amended and Restated Credit Agreement, dated as of November 12, 2010, by and among the Company, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on November 18, 2010).

10.8
Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.9
Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as November 12, 2010, among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.3 to the Company’s Current Report in Form 8-K filed on November 18, 2010).

Exhibit Number	Description of Document
10.10#	Offer Letter, dated as of March 23, 2007, between Thomas C. Alsborg and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 28, 2007).

10.11#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.12#
SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.13#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.14
First Amendment to Asset Purchase Agreement dated March 31, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.15#
Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008).

10.16#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.17#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.18#	2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.19#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.20#	Form of Notice of Restricted Stock Unit Award (Performance Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).

10.21
Stock Purchase Agreement dated as of November 11, 2010, by and among the Registrant, SB Pacific Corporation Limited, a Hong Kong corporation and Marubeni Corporation, a Japanese corporation (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010).

10.22	Fourth Omnibus Amendment, dated as of January 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.23
Fifth Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2010).

10.24#	Amendment to Amended and Restated 2003 Stock Incentive Plan.

10.25#	Amendment to SYNNEX Corporation Deferred Compensation Plan.

10.26#	Amendment to SYNNEX Corporation 2009 Executive Profit Sharing Plan.

10.27
Master HP Partner Agreement dated March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

21.1	Subsidiaries of the Company.

Exhibit Number	Description of Document
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 95 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Label Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________________________________________
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

**
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.

(c) Financial Statement Schedules.

See Index under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2012

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

Name	Title

/s/ KEVIN M. MURAI	President and Chief Executive Officer (Principal Executive Officer) and Director	January 27, 2012
Kevin M. Murai

/s/ THOMAS C. ALSBORG	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 27, 2012
Thomas C. Alsborg

/s/ DWIGHT A. STEFFENSEN	Chairman of the Board	January 27, 2012
Dwight A. Steffensen

/s/ MATTHEW F.C. MIAU	Chairman Emeritus of the Board	January 27, 2012
Matthew F.C. Miau

/s/ FRED A. BREIDENBACH	Director	January 27, 2012
Fred A. Breidenbach

/s/ JAMES C. VAN HORNE	Director	January 27, 2012
James C. Van Horne

/s/ GREGORY L. QUESNEL	Director	January 27, 2012
Gregory L. Quesnel

/s/ ANDREA M. ZULBERTI	Director	January 27, 2012
Andrea M. Zulberti

/s/ DUANE E. ZITZNER	Director	January 27, 2012
Duane E. Zitzner

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

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

10.5#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.6
Joint Sales and Marketing Agreement, dated May 6, 2002, between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.7
Fourth Amended and Restated Credit Agreement, dated as of November 12, 2010, by and among the Company, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on November 18, 2010).

10.8
Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2008).

10.9
Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as November 12, 2010, among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.3 to the Company’s Current Report in Form 8-K filed on November 18, 2010).

10.10#	Offer Letter, dated as of March 23, 2007, between Thomas C. Alsborg and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 28, 2007).

10.11#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.12#
SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.13#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

Exhibit Number	Description of Document

10.14
First Amendment to Asset Purchase Agreement dated March 31, 2008, by and among the Company and New Age Electronics, Inc., a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.15#
Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008).

10.16#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.17#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.18#	2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.19#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.20#	Form of Notice of Restricted Stock Unit Award (Performance Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).

10.21
Stock Purchase Agreement dated as of November 11, 2010, by and among the Registrant, SB Pacific Corporation Limited, a Hong Kong corporation and Marubeni Corporation, a Japanese corporation (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010).

10.22	Fourth Omnibus Amendment, dated as of January 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.23
Fifth Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2010).

10.24#	Amendment to Amended and Restated 2003 Stock Incentive Plan.

10.25#	Amendment to SYNNEX Corporation Deferred Compensation Plan.

10.26#	Amendment to SYNNEX Corporation 2009 Executive Profit Sharing Plan.

10.27
Master HP Partner Agreement dated March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 95 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

Exhibit Number	Description of Document
101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Label Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________
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

**
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.