Form 10-Q
period 2012-02-29
SYNNEX CORP
filed 2012-04-06
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 30, 2012
Common Stock, $0.001 par value	37,186,183

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	February 29, 2012	November 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$68,756	$67,571
Short-term investments	16,419	16,017
Accounts receivable, net	1,173,150	1,293,027
Receivable from affiliates	1,570	1,344
Inventories	952,993	975,047
Current deferred tax assets	28,579	28,241
Other current assets	56,512	57,168
Total current assets	2,297,979	2,438,415
Property and equipment, net	125,815	125,157
Goodwill	184,543	185,312
Intangible assets, net	35,368	37,539
Deferred tax assets	625	590
Other assets	54,834	46,282
Total assets	$2,699,164	$2,833,295
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$80,068	$159,200
Accounts payable	928,267	1,035,691
Accrued liabilities	163,206	172,226
Income taxes payable	11,021	5,136
Total current liabilities	1,182,562	1,372,253
Long-term borrowings	83,343	87,659
Convertible debt	137,447	136,163
Long-term liabilities	63,581	60,676
Deferred tax liabilities	8,568	8,086
Total liabilities	1,475,501	1,664,837
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 36,948 and 36,571 shares issued as of February 29, 2012 and November 30, 2011, respectively	37	37
Additional paid-in capital	320,573	310,316
Treasury stock, 409 and 407 shares as of February 29, 2012 and November 30, 2011, respectively	(11,621)	(11,524)
Accumulated other comprehensive income	36,374	30,026
Retained earnings	867,747	829,524
Total SYNNEX Corporation stockholders’ equity	1,213,110	1,158,379
Noncontrolling interest	10,553	10,079
Total equity	1,223,663	1,168,458
Total liabilities and equity	$2,699,164	$2,833,295

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenue	$2,460,694	$2,500,934
Cost of revenue	(2,291,422)	(2,357,138)
Gross profit	169,272	143,796
Selling, general and administrative expenses	(105,284)	(92,943)
Income before non-operating items, income taxes and noncontrolling interest	63,988	50,853
Interest expense and finance charges, net	(6,035)	(6,169)
Other income, net	2,099	965
Income before income taxes and noncontrolling interest	60,052	45,649
Provision for income taxes	(20,898)	(15,978)
Net income	39,154	29,671
Net (income) loss attributable to noncontrolling interest	(931)	50
Net income attributable to SYNNEX Corporation	$38,223	$29,721
Net income per share attributable to SYNNEX Corporation:
Basic	$1.05	$0.83
Diluted	$1.02	$0.80
Weighted-average common shares outstanding:
Basic	36,303	35,600
Diluted	37,632	36,963

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Net income	$39,154	$29,671
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	87	72
Foreign currency translation adjustment	5,801	10,872
Total other comprehensive income	5,888	10,944
Comprehensive income:	45,042	40,615
Comprehensive (income) loss attributable to noncontrolling interest	(474)	50
Comprehensive income attributable to SYNNEX Corporation	$44,568	$40,665

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income	$39,154	$29,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,041	3,979
Amortization of intangible assets	2,075	2,049
Accretion of convertible notes discount	1,284	1,187
Share-based compensation	2,009	1,941
Provision for doubtful accounts	2,052	2,382
Tax benefits from employee stock plans	2,043	1,737
Excess tax benefit from share-based compensation	(2,056)	(943)
Realized/Unrealized gain on investments	(1,332)	(641)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	113,939	157,844
Receivables from affiliates, net	(227)	3,940
Inventories	22,157	43,792
Other assets	(15,371)	(13,062)
Accounts payable	(95,294)	(161,189)
Accrued liabilities	(9,654)	(5,751)
Deferred liabilities	9,358	(7,513)
Net cash provided by operating activities	74,178	59,423
Cash flows from investing activities:
Purchase of trading investments	(3,085)	(643)
Proceeds from sale of trading investments	3,876	496
Acquisition of businesses, net of cash acquired	(8)	(42,834)
Purchase of property and equipment	(4,605)	(8,629)
Loans and deposits to third parties, net of payments received	217	(2,430)
Investment in equity-method investee	—	(3,682)
Changes in restricted cash	10,657	(14,759)
Net cash provided by (used in) investing activities	7,052	(72,481)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	740,830	1,162,839
Payment of securitization and revolving line of credit	(818,035)	(1,123,823)
Proceeds from long-term credit facility and term loans	—	85,023
Payment of long-term bank loans, capital leases and other borrowings	(749)	(116,143)
Excess tax benefit from share-based compensation	2,056	943
Book overdraft	(9,465)	12,837
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	5,731	(742)
Capital contribution by noncontrolling interest	—	6,484
Net cash provided by (used in) financing activities	(79,632)	27,418
Effect of exchange rate changes on cash and cash equivalents	(413)	(1,227)
Net increase in cash and cash equivalents	1,185	13,133
Cash and cash equivalents at beginning of year	67,571	88,038
Cash and cash equivalents at end of year	$68,756	$101,171

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to resellers, retailers, and original equipment manufacturers (“OEMs”) worldwide. SYNNEX’ business process services include distribution and business process outsourcing (“BPO”) services. SYNNEX is headquartered in Fremont, California and has operations in the United States, Canada, China, Costa Rica, Hungary, India, Japan, Mexico, Nicaragua, the Philippines and the United Kingdom (“UK”).
The accompanying interim unaudited Consolidated Financial Statements as of February 29, 2012 and for the three month periods ended February 29, 2012 and February 28, 2011 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2011 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended November 30, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.
The results of operations for the three months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2012, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011. There have been no material changes to these accounting policies, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2011.
Restricted cash
Restricted cash balances relate to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, amounts held for outstanding letters of credit and future payments to contractors for the long-term projects at the Company’s Mexico operation.
The following table summarizes the restricted cash balances as of February 29, 2012 and November 30, 2011 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of
	February 29, 2012	November 30, 2011
Related to borrowing arrangements and others:
Other current assets	$17,290	$28,279
Related to long-term projects:
Other assets	3,611	2,938
Total restricted cash	$20,901	$31,217

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, and cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 29, 2012, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 29, 2012, such losses have been within management’s expectations.
In the three months ended February 29, 2012 and February 28, 2011, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 35% and 33% of the total revenue for three months ended February 29, 2012 and February 28, 2011, respectively.
As of February 29, 2012 and November 30, 2011, no customer exceeded 10% of the total consolidated accounts receivable balance.
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
With respect to the Company’s convertible debt, the Company intends to settle its conversion spread (i.e., the intrinsic

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

value of convertible debt based on the conversion price and current market price) in shares. The Company accounts for its conversion spread using the treasury stock method. It is the Company’s intent to cash-settle the principal amount of the convertible debt; accordingly, the principal amount has been excluded from the determination of diluted earnings per share.
The calculation of net income per common share attributable to SYNNEX Corporation is presented in Note 12.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation. On the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, the Company combined the balances of "Receivable from vendors, net" with "Accounts receivable, net." This reclassification had no effect on "Total current assets" and "Net cash provided by operating activities."
Recent accounting pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends existing guidance regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to the Company beginning in the second quarter of fiscal year 2012. The Company is evaluating the impact of this new accounting update on its Consolidated Financial Statements.
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
During fiscal year 2012, the following accounting standards are applicable:
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
In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. The Company adopted the new disclosure requirements in the fiscal year ending November 30, 2012. The accounting update did not have a material impact on the Company's financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES:
Fiscal year 2011 acquisitions
On December 1, 2010, the Company acquired 70.0% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific Corporation Limited ("SB Pacific"), the Company's equity-method investee, acquired the remaining 30.0% noncontrolling interest. The Company's total direct and indirect ownership of Marubeni Infotec Corporation is 80.0%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation (“Infotec Japan”) is a distributor of IT equipment, electronic components and software in Japan. This acquisition is in the distribution segment and enabled the Company's expansion into Japan. The aggregate consideration for the transaction initially was JPY700,000, or approximately $8,392, of which the Company's direct share was $5,888. During the three months ended February 29, 2012, the Company reached an agreement with the sellers to reduce the purchase price by JPY125,233, which was recorded as a reduction of goodwill. The purchase price as adjusted is JPY574,767 or approximately $6,891. On April 1, 2012, the Company purchased additional shares of Infotec Japan from SB Pacific. As a result, its direct ownership interest in Infotec Japan increased from 70.0% to 81.0% and its total direct and indirect ownership interest increased from 80.0% to 84.7%.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The purchase price allocation based on the fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase consideration:
Cash payment	$5,888
Contribution from noncontrolling interest	2,504
Receivable from seller	(1,501)
$6,891
Allocation:
Cash	$1,371
Accounts receivable	186,909
Inventories	84,553
Other current assets	2,119
Property, plant and equipment	5,521
Goodwill	16,952
Intangible assets(1)	9,103
Other long-term assets	4,398
Short-term borrowings	(103,646)
Accounts payable	(161,228)
Accrued liabilities	(15,151)
Long-term borrowings	(2,088)
Other long-term liabilities	(21,922)
$6,891
(1) Intangibles will be amortized over a period of 3-10 years.
During the fiscal year 2011, the Company acquired certain businesses of e4e, Inc. ("e4e"), 100.0% of the stock of the global email company limited ("gem") and certain assets of VisionMAX Solutions Inc. ("VisionMAX") for an aggregate purchase price of $44,156, including $1,000 payable upon the completion of certain post-closing conditions. The acquisitions were integrated into the Company's Global Business Services ("GBS") segment and brought additional BPO scale, complemented the Company’s service offerings in social media and cloud computing and expanded its customer base and geographic presence. The net tangible assets acquired were $10,155 and the Company recorded $34,001 in goodwill and intangibles. The Company expects to finalize the purchase price allocation on the recent acquisitions upon completion of valuation procedures.
With the exception of Infotec Japan, the above acquisitions in fiscal year 2011, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

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
The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

2003 Stock Incentive Plan, as amended, during the three months ended February 29, 2012 and February 28, 2011 and the grant-date fair value of the awards:

	Three months ended		Three months ended
	February 29, 2012		February 28, 2011
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Restricted stock awards	4	$154	5	$167
The Company recorded share-based compensation expense of $2,009 and $1,941 in "Selling, general and administrative expenses" for the three months ended February 29, 2012 and February 28, 2011, respectively.

NOTE 5—BALANCE SHEET COMPONENTS:
The Company's inventories substantially consist of finished goods.

	As of
	February 29, 2012	November 30, 2011
Short-term investments
Trading securities	$6,194	$5,808
Available-for-sale securities	53	37
Held-to-maturity securities	7,942	7,843
Cost method investments	2,230	2,329
	$16,419	$16,017

	As of
	February 29, 2012	November 30, 2011
Accounts receivable, net
Accounts receivable	$1,239,508	$1,351,305
Less: Allowance for doubtful accounts	(24,788)	(22,803)
Less: Allowance for sales returns	(41,570)	(35,475)
	$1,173,150	$1,293,027
The Company combined "Receivable from vendors, net" with "Accounts Receivable, net" as of November 30, 2011 to conform to the current year presentation as described in Note 2- Summary of Significant Accounting Policies.

	As of
	February 29, 2012	November 30, 2011
Property and equipment, net
Land	$18,730	$18,566
Equipment and computers	98,702	95,149
Furniture and fixtures	20,314	19,566
Buildings and leasehold improvements	99,246	97,261
Construction in progress	560	1,762
Total property and equipment, gross	237,552	232,304
Less: Accumulated depreciation	(111,737)	(107,147)
	$125,815	$125,157

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Goodwill

	Distribution	GBS	Total
Balance as of November 30, 2011	$107,498	$77,814	$185,312
Goodwill adjustments during the period	(1,543)	(191)	(1,734)
Translation	392	573	965
Balance as of February 29, 2012	$106,347	$78,196	$184,543

The adjustments recorded to "Goodwill" during the three months ended February 29, 2012, primarily pertain to the reduction of the purchase price of Infotec Japan.
Intangible assets, net

	As of February 29, 2012			As of November 30, 2011
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,946	$(27,499)	$9,447	$36,815	$(27,104)	$9,711
Customer lists	50,579	(25,664)	24,915	51,088	(23,879)	27,209
Other intangible assets	4,952	(3,946)	1,006	4,446	(3,827)	619
	$92,477	$(57,109)	$35,368	$92,349	$(54,810)	$37,539

Amortization expense for the three months ended February 29, 2012 and February 28, 2011 was $2,075 and $2,049, respectively.

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	February 29, 2012			November 30, 2011
	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value
Short-Term:
Trading Securities	$6,519	$(325)	$6,194	$11,503	$(5,695)	$5,808
Available-for-sale securities	—	53	53	—	37	37
Held-to-maturity investments	7,942	—	7,942	7,843	—	7,843
Cost method securities	2,230	—	2,230	2,329	—	2,329
	$16,691	$(272)	$16,419	$21,675	$(5,658)	$16,017
Long-term investments in other assets
Available-for-sale securities	$1,048	$96	$1,144	$939	$168	$1,107

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the total realized and unrealized gains and losses recorded on the Company’s trading investments:

	Three Months Ended
	February 29, 2012	February 28, 2011
Realized and unrealized gain on trading investments	$1,089	$722

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in its foreign operations are denominated in the British Pound, Canadian Dollar, Chinese Renminbi, Costa Rican Colon, Hungarian Forint, Indian Rupee, Japanese Yen, Mexican Peso, Nicaraguan Cordoba, and Philippine Peso. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments as the Company uses forward contracts to hedge foreign currency exposures. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 8. The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of February 29, 2012 and November 30, 2011:

	Fair Value as of
Location	February 29, 2012	November 30, 2011
Other current assets	$178	$1
Accrued liabilities	1,506	324
The notional amounts of the foreign exchange forward contracts that were outstanding as of February 29, 2012 and November 30, 2011 were $104,049 and $79,468, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. During the three months ended February 29, 2012 and February 28, 2011 in relation to its forward contracts, the Company recorded in “Other income, net” total realized and unrealized losses of $956 and $3,545, respectively.

NOTE 8—FAIR VALUE MEASUREMENTS:
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 29, 2012				As of November 30, 2011
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,014	$18,014	$—	$—	$25,638	$25,638	$—	$—
Trading securities	6,194	6,194	—	—	5,808	5,808	—	—
Available-for-sale securities in short-term investments	53	53	—	—	37	37	—	—
Available-for-sale securities in other assets	1,144	1,144	—	—	1,107	1,107	—	—
Forward foreign currency exchange contracts	178	—	178	—	1	—	1	—
Liabilities:
Forward foreign currency exchange contracts	$1,506	$—	$1,506	$—	$324	$—	$324	$—
Acquisition-related contingent consideration	3,065	—	—	3,065	3,065	—	—	3,065

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
The acquisition-related contingent consideration represents the future earn-out payments relating to the acquisitions in the GBS segment. The fair values of the contingent consideration are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions.
During the three months ended February 29, 2012, there were no transfers between the fair value measurement category levels.
The following table summarizes the realized and unrealized gains and losses recorded in “Other income, net” in the Consolidated Statements of Operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency contracts:

	Three Months Ended
	February 29, 2012	February 28, 2011
Realized losses	$(1,218)	$(1,774)
Unrealized gain (loss)	1,351	(1,049)
Total realized and unrealized gain (losses)	$133	$(2,823)

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table presents the assets and liabilities that are not carried at fair value as of February 29, 2012 and November 30, 2011:

	As of February 29, 2012		As of November 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost method investments in short-term investments	$2,230	$3,892	$2,329	$3,898
Long-term accounts receivable	10,862	10,862	5,853	5,853
SYNNEX Canada term loan	9,209	9,209	9,118	9,118
Long-term Infotec Japan credit facility	73,937	73,937	77,290	77,290
Infotec Japan term loans	14,048	14,048	15,136	15,136
Convertible debt	137,447	210,651	136,163	165,386

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
The cost method investments in “Other assets” consist of investments in equity securities of private entities. The carrying value of the investments was $3,559 as of February 29, 2012 and $3,575 as of November 30, 2011. As of November 30, 2011, the fair value of these cost method investments is greater than the carrying value. There have been no significant changes to the fair value of the investments as of February 29, 2012.
The Company’s 33.3% noncontrolling investment in SB Pacific is recorded under the equity method of accounting and is included in “Other assets.” The investment was made in fiscal year 2010 and the carrying value of the investment as of February 29, 2012 and November 30, 2011 was $6,189 and $5,950, respectively. As of February 29, 2012 and November 30, 2011, the fair value of this investment exceeded its carrying value.
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

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). In November 2010, the Company amended and restated the U.S. Arrangement (“Amended and Restated U.S. Arrangement”) replacing the lenders and the lead agent. The Company can now pledge up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”) as compared to a maximum of $350,000 under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding under the U.S. Arrangement as of February 29, 2012 and November 30, 2011 were $5,400 and $64,500, respectively.
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
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 17—Commitments and Contingencies for further information. The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 29, 2012	February 28, 2011
Net sales financed	$170,892	$159,059
Flooring fees(1)	1,022	434
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of February 29, 2012 and November 30, 2011, accounts receivable subject to flooring agreements were $49,117 and $63,031, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not collected as of February 29, 2012 and November 30, 2011 was $11,465 and $10,980, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	February 29, 2012	November 30, 2011
Convertible debt	$137,447	$136,163
SYNNEX U.S. securitization	5,400	64,500
SYNNEX Canada revolving line of credit	9,861	27,285
SYNNEX Canada term loan	9,209	9,118
Infotec Japan credit facility	123,228	128,816
Term loans, capital leases and other borrowings	15,713	17,140
Total borrowings	300,858	383,022
Less: Current portion	(80,068)	(159,200)
Non-current portion	$220,790	$223,822
Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) in a private placement. The carrying amount of the Convertible Senior Notes, net of the unamortized debt discount, was $137,447 and $136,163 as of February 29, 2012 and November 30, 2011, respectively. The Convertible Senior Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. See Note 11 - Convertible Debt. Also, the Convertible Senior Notes contain various features which under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity. Further, the date of settlement of the convertible Senior Notes is uncertain due to various features including put and call elements which occur in May, 2013.
SYNNEX U.S. securitization
The Company can pledge up to a maximum of $400,000 in U.S. Receivables under its Amended and Restated U.S. Arrangement. See Note 9 — Accounts Receivable Arrangements. The effective borrowing costs under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment.
SYNNEX U.S. senior secured revolving line of credit
The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution. In November 2010, the Company amended and restated the Revolver (the “Amended and Restated Revolver”) to remove one of the lenders and increase the maximum commitment of the remaining lender from $80,000 to $100,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company’s request, in the event the current lender consents to such increase or another lender participates in the Amended and Restated Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company’s option. The margin on the LIBOR is determined in accordance with its fixed charge coverage ratio under the Amended and Restated Revolver and is currently 2.25%. The Company’s base rate is determined based on the higher of (i) the financial institution’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) one month LIBOR plus 1.00%. An unused line fee of 0.50% per annum is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lenders’ commitments; however, that fee is reduced to 0.35% if the outstanding principal amount of the Amended and Restated Revolver is greater than half of the lenders’ commitments. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires in November 2013. It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, the Company does not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of February 29, 2012 and November 30, 2011.
SYNNEX U.S. unsecured revolving line of credit
In February 2011, the Company entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25,000. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or LIBOR, at the Company’s option. The margin on the LIBOR is 2.00%. The Company’s base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. There were no borrowings outstanding under this arrangement, as of both February 29, 2012 and November 30, 2011.
SYNNEX Canada revolving line of credit
SYNNEX Canada has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125,000 (“Canadian Revolving Arrangement”). The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of February 29, 2012 and November 30, 2011, outstanding standby letters of credit totaled $3,461 and $3,368, respectively. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.00% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017.
Infotec Japan credit facility
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY10,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY4,000,000 short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. The Company has issued a guarantee of JPY7,000,000 under this credit facility.
Term loans, capital leases and other borrowings
Infotec Japan has two term loans with financial institutions that consists of a short-term revolving credit facility of JPY1,000,000 and a term loan of JPY140,000. As of November 30, 2011, Infotec Japan had a short-term loan of JPY1,000,000, which was refinanced upon maturity for the same amount during the three months ended February 29, 2012, with a new lender. The new loan is a one-year revolving credit facility that expires in February 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.75%. The term loan of JPY140,000, expires in December 2012 and bears a fixed interest rate of 1.50%.
In addition, as of February 29, 2012 and November 30, 2011, Infotec Japan had $240 and $536, respectively, outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
As of February 29, 2012 and November 30, 2011, the Company had capital lease obligations of $1,424 and $1,467,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

respectively, primarily pertaining to Infotec Japan.
Interest expense and finance charges
For the three months ended February 29, 2012 and February 28, 2011, the total interest expense and finance charges for the Company's borrowings were $6,954 and $6,933, respectively, including non-cash debt accretion expenses of $1,284 and $1,187, respectively, for the Convertible Senior Notes. The variable interest rates ranged between 0.87% and 3.92% and between 0.91% and 4.25% during the three months ended February 29, 2012 and February 28, 2011, respectively.
Covenants compliance
In relation to the Amended and Restated U.S. Arrangement, Amended and Restated Revolver, Infotec Japan credit facility, Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes subject to certain liquidity tests. As of February 29, 2012, the Company was in compliance with all material covenants for the above arrangements.
Guarantees
The Company has issued guarantees to certain vendors and lenders of its subsidiaries’ for trade credit lines and loans and to certain acquirers of the Company's divestitures to ensure compliance with subsidiary sales agreements, totaling $233,793 and $238,723 as of February 29, 2012 and November 30, 2011, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

NOTE 11—CONVERTIBLE DEBT:

	As of
	February 29, 2012	November 30, 2011
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(6,303)	(7,587)
Net carrying amount	$137,447	$136,163

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
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

reported sale price of the Company’s common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if the Company has called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of February 29, 2012. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Senior Notes is 33.9945 shares of common stock per $1 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest.
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
The Convertible Senior Notes as hybrid instruments are accounted for as convertible debt and are recorded at carrying value. The right of the holders of the Convertible Senior Notes to require the Company to repurchase the Convertible Senior Notes in the event of a fundamental change and the contingent interest feature would require separate measurement from the Convertible Senior Notes; however, the amount is insignificant. The additional shares issuable following certain corporate transactions do not require bifurcation and separate measurement from the Convertible Senior Notes.
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
As of February 29, 2012, the remaining amortization period is approximately fourteen months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Company recorded contractual interest expense of $1,624 during both the three months ended February 29, 2012 and February 28, 2011. Based on an effective rate of 8.0%, the Company recorded non-cash interest expense of $1,284 and $1,187 during the three months ended February 29, 2012 and February 28, 2011, respectively. As of both February 29, 2012 and November 30, 2011, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22,836.
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

NOTE 12—NET INCOME PER COMMON SHARE:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three months ended
	February 29, 2012	February 28, 2011
Net income attributable to SYNNEX Corporation	$38,223	$29,721
Weighted-average common shares - basic	36,303	35,600
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	635	848
Conversion spread of convertible debt	694	515
Weighted-average common shares - diluted	37,632	36,963
Net income per share attributable to SYNNEX Corporation:
Basic	$1.05	$0.83
Diluted	$1.02	$0.80
Options to purchase 7 and 24 shares of common stock during the three months ended February 29, 2012 and February 28, 2011, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 13—SEGMENT INFORMATION:
Description of segments
Operating segments are based on components of the Company that engage in business activity that earns revenue and incurs expenses and (a) whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.
The distribution services segment provides value-added services and distributes IT systems, peripherals, system components, software, networking equipment, consumer electronics ("CE") and complementary products. The distribution segment also provides contract assembly services.
The GBS services segment offers a range of BPO services to customers that include technical support, renewals management, lead management, direct sales, customer service, back office processing and information technology outsourcing ("ITO"). Many of these services are delivered and supported on the proprietary software platforms that the Company has developed to provide additional value to its customers.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Summarized financial information related to the Company’s reportable business segments for the three months ended February 29, 2012 and February 28, 2011 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended February 29, 2012
Revenue	$2,423,264	$45,062	$(7,632)	$2,460,694
Income from operations before non-operating items, income taxes and noncontrolling interest	62,365	1,992	(369)	63,988
Three months ended February 28, 2011
Revenue	2,468,614	39,238	(6,918)	2,500,934
Income from operations before non-operating items, income taxes and noncontrolling interest	47,219	3,634	—	50,853

Total assets as of February 29, 2012	$2,600,281	$301,970	$(203,087)	$2,699,164
Total assets as of November 30, 2011	2,737,600	295,600	(199,905)	2,833,295
The inter-segment elimination relates to the inter-segment, back office support services provided by the GBS segment to the distribution segment, elimination of inter-segment profit, inter-segment investments and inter-segment receivables.
Segment by geography
The Company primarily operates in North America. The United States and Canada are included in the “North America” operations. China, India, Japan and the Philippines are included in “Asia-Pacific” operations and Costa Rica, Hungary, Mexico, Nicaragua and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Long-lived assets include "Property and equipment, net" and certain "Other assets." Shown below is summarized financial information related to the geographic areas in which the Company operated during the three months ended February 29, 2012 and February 28, 2011:

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenue
North America	$2,109,839	$2,122,603
Asia-Pacific	337,133	317,476
Other	13,722	60,855
	$2,460,694	$2,500,934

	As of
	February 29, 2012	November 30, 2011
Long-lived assets
North America	$107,378	$105,318
Asia-Pacific	33,696	34,974
Other	22,852	22,313
	$163,926	$162,605
Revenue in the United States was approximately 71% and 70% of the total revenue for the three months ended February 29, 2012 and February 28, 2011, respectively. Revenue in Canada was approximately 15% of total revenue for both the three months ended February 29, 2012 and February 28, 2011. Revenue in Japan was approximately 13% and 12% of the total revenue for the three months ended February 29, 2012 and February 28, 2011.
Long-lived assets in the United States were approximately 54% and 52% of total long-lived assets as of February 29,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

2012 and November 30, 2011, respectively. Long-lived assets in Canada were approximately 12% of total long-lived assets as of both February 29, 2012 and November 30, 2011. Long-lived assets in Japan were approximately 10% and 12% of total long-lived assets as of February 29, 2012 and November 30, 2011, respectively.

NOTE 14—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of February 29, 2012 and November 30, 2011, MiTAC International and its affiliates beneficially owned approximately 27% and 29%, respectively, of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
Until July 31, 2010, the Company worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled the Company to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to the Company’s contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and the Company. As part of this transaction, the Company provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sales agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During the three months ended February 29, 2012 and February 28, 2011, the Company recorded $945 and $1,510, respectively, for service fees earned and reimbursements for facilities and overhead costs.
The Company purchased inventories from MiTAC International and its affiliates totaling $241 and $1,387 during the three months ended February 29, 2012 and February 28, 2011, respectively. The Company’s sales to MiTAC International and its affiliates during the three months ended February 29, 2012 and February 28, 2011, totaled $1,134 and $286, respectively.
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
Beneficial ownership of the Company’s common stock by MiTAC International
As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 27% of the Company’s common stock as of February 29, 2012. These shares are owned by the following entities:

As of February 29, 2012
MiTAC International(1)	5,908
Synnex Technology International Corp.(2)	4,283
Total	10,191
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 589 shares (of which 379 shares are directly held and 210 shares are subject to exercisable options) held by Matthew Miau.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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

The Company owns shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, the Company’s founder and former Chairman. As of February 29, 2012, the value of the investment was $920. Except as described herein, none of the Company’s officers or directors has an interest in MiTAC International or its affiliates.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International, nor Synnex Technology International is restricted from competing with the Company.
Others
On August 31, 2010, the Company acquired a 33.3% noncontrolling interest in SB Pacific. The Company is not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is the Company’s founder and former Chairman. The Company’s 33.3% investment in SB Pacific is accounted for as an equity-method investment and is included in “Other assets.” The balances of the investment as of February 29, 2012 and November 30, 2011 were $6,189 and $5,950, respectively. The Company regards SB Pacific to be a variable interest entity and as of February 29, 2012, its maximum exposure to loss was limited to its investment of $6,189. As of February 29, 2012, SB Pacific owned a 30.0% noncontrolling interest in Infotec Japan.
On April 1, 2012, the Company reduced its ownership in SB Pacific from 33.3% to 19.7%.

NOTE 15—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of SYNNEX Infotec Corporation ("Infotec Japan") are covered by certain defined benefit pension plans, including a multi-employer pension plan. Full-time employees are eligible to participate in the plans on the first day of February following their date of hire and are not required to contribute to the plans.
The components of net periodic pension costs during the three months ended February 29, 2012 and February 28, 2011 were as follows:

	Three Months Ended
	February 29, 2012	February 28, 2011
Service cost	$177	$171
Interest cost	46	44
Expected return on plan assets	(28)	(26)
Net periodic pension costs	$195	$189
During the three months ended February 29, 2012, the Company contributed $198 to the plan.

NOTE 16—EQUITY:
Share Repurchase Program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. As of November 30, 2011, the Company has purchased 62 shares for an aggregate cost of $1,676, under the program. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. No additional purchases were made during the three months ended February 29, 2012.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in Equity
A reconciliation of the changes in equity for the three months ended February 29, 2012 and February 28, 2011 is presented below:

	Three Months Ended February 29, 2012			Three Months Ended February 28, 2011
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$1,158,379	$10,079	$1,168,458	$992,670	$157	$992,827
Proceeds from the issuance of common stock on exercise of options	5,873	—	5,873	1,939	—	1,939
Proceeds from the issuance of common stock for employee stock purchase plan	333	—	333	262	—	262
Tax benefit from exercise of non-qualified stock options	2,043	—	2,043	1,737	—	1,737
Taxes paid for the settlement of equity awards	(95)	—	(95)	(2,946)	—	(2,946)
Share-based compensation	2,009	—	2,009	1,941	—	1,941
Capital contribution by noncontrolling interest	—	—	—	—	8,988	8,988
Comprehensive income:
Net income	38,223	931	39,154	29,721	(50)	29,671
Other comprehensive income (loss):
Changes in unrealized gain (loss) on available-for-sale securities	15	72	87	72	—	72
Net unrealized components of defined benefit pension plans	64	(64)	—	—	—	—
Foreign currency translation adjustment	6,266	(465)	5,801	10,872	—	10,872
Total other comprehensive income (loss)	6,345	(457)	5,888	10,944	—	10,944
Total comprehensive income	44,568	474	45,042	40,665	(50)	40,615
Ending balance of equity:	$1,213,110	$10,553	$1,223,663	$1,036,268	$9,095	$1,045,363

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of February 29, 2012 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2012 and February 28, 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 29, 2012 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations.
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
On December 28, 2009, the Company sold China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. In conjunction with this sale, the Company has recorded a contingent indemnification liability of $4,122.
The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company's results of operations, financial position or cash flows.

NOTE 18—SUBSEQUENT EVENTS:
On April 1, 2012, the Company purchased additional shares of Infotec Japan from SB Pacific. As a result, the Company's direct ownership in Infotec Japan increased from 70.0% to 81.0% and its total direct and indirect ownership interest increased from 80.0% to 84.7%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits of our acquisitions, impact of MiTAC International Corporation, or MiTAC International, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, our convertible notes, including the settlement of our convertible notes, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, servicing resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. Our primary business process services are wholesale distribution and business process outsourcing, or BPO. We operate in two segments: distribution services and global business services, or GBS. Our distribution services segment provides value-added services and distributes information technology, or IT, systems, peripherals, system components, software, networking equipment, CE, and complementary products. We also provide contract assembly services within our distribution segment. Our GBS segment offers a range of BPO services to customers that include technical support, renewals management, lead management, direct sales, customer service, back office processing and information technology outsourcing, or ITO. Many of these services are delivered and supported on the proprietary software platforms we have developed to provide additional value to our customers.
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 25,000 technology products (as measured by SKUs) from more than 200 IT and CE OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of February 29, 2012, we had over 10,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 86% and 85% of our total revenue was from North America for the three months ended February 29, 2012 and February 28, 2011, respectively.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three month period ended February 29, 2012 from our disclosure in our Annual Report on Form 10-K for the year ended November 30, 2011. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.
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
Acquisitions during the fiscal year 2011
During the first quarter of fiscal year 2011, we acquired 70.0% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific Corporation Limited, or SB Pacific, our equity-method investee, acquired the remaining 30.0% noncontrolling interest. Our total direct and indirect ownership of Marubeni Infotec Corporation is 80.0%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, or Infotec Japan, is a distributor of IT equipment, electronic components and software in Japan. On April 1, 2012, we purchased additional shares of Infotec Japan from SB Pacific. As a result, our direct ownership interest in Infotec Japan increased from 70.0% to 81.0% and our total direct and indirect ownership interest increased from 80.0% to 84.7%.
The aggregate consideration for the transaction was JPY700.0 million or approximately $8.4 million, of which our direct share was $5.9 million. During the three months ended February 29, 2012, we reached an agreement with the sellers to reduce the purchase price by JPY125.2 million. The purchase price as adjusted is JPY574.8 million or approximately $6.9 million. The total net tangible liabilities in excess of net tangible assets acquired were $19.2 million. We recorded $26.1 million in goodwill and intangibles. This acquisition is in the distribution segment and enabled our expansion into Japan.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not yet collected as of February 29, 2012 and November 30, 2011 were $11.5 million and $11.0 million, respectively.
During fiscal year 2011, we acquired certain businesses of e4e, Inc., or e4e, 100% of the stock of the global email company limited, or gem, and certain assets of VisionMAX Solutions Inc., or VisionMAX, for an aggregate purchase price of $44.2 million, with $1.0 million payable upon the completion of certain post-closing conditions. The acquisitions were integrated into our GBS segment and brought additional BPO scale, complemented our service offerings in social media and cloud computing and expanded our customer base and geographic presence. The net tangible assets acquired were $10.2 million and we recorded $34.0 million in goodwill and intangibles. We expect to finalize the purchase price allocation on our recent acquisitions upon completion of valuation procedures.
With the exception of Infotec Japan, the above acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended
	February 29, 2012	February 28, 2011
Revenue	100.00%	100.00%
Cost of revenue	(93.12)	(94.25)
Gross profit	6.88	5.75
Selling, general and administrative expenses	(4.28)	(3.72)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.60	2.03
Interest expense and finance charges, net	(0.25)	(0.24)
Other income, net	0.09	0.04
Income from operations before income taxes and noncontrolling interest	2.44	1.83
Provision for income taxes	(0.85)	(0.64)
Net income	1.59	1.19
Net income attributable to noncontrolling interest	(0.04)	0.00
Net income attributable to SYNNEX Corporation	1.55%	1.19%
Three Months Ended February 29, 2012 and February 28, 2011
Revenue

	Three Months Ended
	February 29, 2012	February 28, 2011	Percent Change
	(in thousands)
Revenue	$2,460,694	$2,500,934	(1.6)%
Distribution Revenue	2,423,264	2,468,614	(1.8)%
GBS Revenue	45,062	39,238	14.8%
Inter-Segment Elimination	(7,632)	(6,918)	10.3%
In our distribution business, we sell in excess of 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as post-sales technical support, demand generation, renewals management, back office support, ITO, product marketing, pre-sales support and print and fulfillment. The inter-segment elimination relates to the inter-segment, back office support services provided by our GBS segment to our distribution segment. Third-party GBS revenue can be derived by netting the inter-segment eliminations into GBS revenue. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.
During the three months ended February 29, 2012, our revenue in the distribution segment decreased compared to the three months ended February 28, 2011 primarily due to the effects of transitioning a certain customer contract from a traditional full service distribution relationship that had existed, to a fee-for-service basis starting in the fourth quarter of fiscal year 2011. The impact of this change resulted in approximately $150.0 million lower revenue recorded during the three months ended February 29, 2012. In comparison to the three months ended February 28, 2011, our sales of systems and system components increased by 7% and 6%, respectively, our sales of peripherals, networking and software decreased by 10%, 11% and 6%, respectively. The change in the customer contract to fee-for-service basis resulted in lower revenue recorded in all product categories and was the primary cause for the decrease in revenue recorded for software and networking sales. The demand environment in North America for IT products was stable during the first quarter of 2012.
In our GBS segment, the increase in revenue in the three months ended February 29, 2012 from the three months ended February 28, 2011 was primarily due to revenue generated from businesses acquired in the fourth quarter of fiscal year 2011.

Gross Profit

	Three Months Ended
	February 29, 2012	February 28, 2011	Percent Change
	(in thousands)
Gross Profit	$169,272	$143,796	17.7%
Percentage of Revenue	6.88%	5.75%
Our gross profit is affected by a variety of factors, including competition, average selling prices, the variety of products and services we sell, our customers, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, charges for inventory losses, acquisitions and divestitures of business units, fluctuations in revenue, and our mix of business including our GBS services.
Our gross profit as a percentage of revenue in the three months ended February 29, 2012 increased by 113 basis points over the three months ended February 28, 2011. Our margins benefited from the transitioning a certain distribution customer's revenue to a fee-for-service basis beginning in the fourth quarter of fiscal year 2011. In addition, our gross margin was favorably impacted by the continuing supply-demand constraints of certain products and changes in our product mix.
Selling, General and Administrative Expenses

	Three Months Ended
	February 29, 2012	February 28, 2011	Percent Change
	(in thousands)
Selling, General and Administrative Expenses	$105,284	$92,943	13.3%
Percentage of Revenue	4.28%	3.72%

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
The increase in selling, general and administrative expenses in the three months ended February 29, 2012 from the three months ended February 28, 2011 was primarily due to an increase in personnel costs of approximately $4.8 million to support the organic growth in our business and an increase in operating expenses of approximately $3.5 million for our fiscal year 2011 fourth quarter acquisitions. In addition, our allowance for doubtful accounts was higher by approximately $1.0 million, the impact of fluctuation in foreign exchange rates was approximately $0.7 million and the increase in deferred compensation was $0.7 million.
Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Three Months Ended
	February 29, 2012	February 28, 2011	Percent Change
	(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$63,988	$50,853	25.8%
Percentage of Total Revenue	2.60%	2.03%
Distribution income from operations before non-operating items, income taxes and noncontrolling interest	62,365	47,219	32.1%
Percentage of Distribution Revenue	2.57%	1.91%
GBS income from operations before non-operating items, income taxes and noncontrolling interest	1,992	3,634	-45.2%
Percentage of GBS Revenue	4.42%	9.26%
Inter-segment eliminations	(369)	—
Our income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue increased to 2.60% in the three months ended February 29, 2012 from 2.03% in the three months ended February 28,

2011, primarily as a result of transitioning certain distribution customer revenue to a fee-for-service basis beginning from the fourth quarter of fiscal year 2011 and due to changes in our product mix. The benefits from our higher gross margins were partially offset by higher selling, general and administrative expenses.
Our distribution segment income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of distribution revenue improved by 66 basis points to 2.57% during the three months ended February 29, 2012 as compared with 1.91% in the three months ended February 28, 2011. The improvement in our margins was mainly driven by the impact of transitioning a certain customer's revenue to a fee-for-service basis in the fourth quarter of fiscal year 2011, the continuing supply-demand constraints of certain products and by changes in our product mix. These increases were offset by higher selling, general and administrative expenses.
Our GBS segment income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of GBS revenue decreased by 484 basis points to 4.42% during the three months ended February 29, 2012 as compared to 9.26% in three months ended February 28, 2011. This decrease in our margins was due to higher operating costs pertaining to our recent acquisitions and increase in selling, general and administrative expenses due to continued investments in growth including investments in our sales organization.
Interest Expense and Finance Charges, Net

	Three Months Ended
	February 29, 2012	February 28, 2011	Percent Change
	(in thousands)
Interest expense and finance charges, net	$6,035	$6,169	-2.2%
Percentage of revenue	0.25%	0.24%

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
The decrease in interest expense and finance charges, net, during the three months ended February 29, 2012 was due to higher interest income from our Mexico contracts compared to the three months ended February 28, 2011.
Other Income, Net

	Three Months Ended
	February 29, 2012	February 28, 2011	Percent Change
	(in thousands)
Other income, net	$2,099	$965	117.5%
Percentage of revenue	0.09%	0.04%

Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The increase in other income, net during the three months ended February 29, 2012 from the three months ended February 28, 2011 was primarily due to higher foreign exchange gains of approximately $0.6 million, higher gains from our deferred compensation investments of approximately $0.2 million and higher income of $0.2 million from our equity method investee.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three months ended February 29, 2012 was 34.8% as compared to 35.0% for the three months ended February 28, 2011. Our effective tax rate was impacted by changes in the mix of income in the different tax jurisdictions in which we operate.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The noncontrolling interest primarily represents SB Pacific’s 30% ownership of Infotec Japan and has been reflected in the results of our distribution segment.

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
To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in personnel, facilities and operations. These investments or acquisitions would likely be funded primarily by additional borrowings or issuing common stock or debt securities.
Net cash provided by operating activities was $74.2 million for the three months ended February 29, 2012, primarily due to the changes in our working capital, following our seasonally high fourth quarter of fiscal year 2011, and our net income of $39.2 million. The changes in our working capital included $113.9 million lower accounts receivable and $22.2 million lower inventory balances, offset by $95.3 million lower accounts payable. Net cash provided by operating activities for the three months ended February 28, 2011 was $59.4 million primarily due to $158.0 million lower accounts receivable, $43.8 million lower inventory and our net income of $29.7 million, offset by $161.2 million lower accounts payable.
Net cash provided by investing activities for the three months ended February 29, 2012 was $7.1 million, which was primarily due to the $10.7 million decrease in our restricted cash. The changes in our restricted cash are caused by the timing of lockbox collections under our borrowing arrangements. Our capital expenditure during the period was $4.6 million, which was used for the investment in equipment and infrastructure. Net cash used in investing activities in the three months ended February 28, 2011 was $72.5 million which included $38.3 million used for our acquisition of Encover, Inc. and e4e, Inc. in our GBS segment and $4.5 million used for the acquisition of Infotec Japan, net of cash acquired in our distribution segment. Our capital expenditures during the quarter were $8.6 million, which included a $2.4 million deposit for a warehouse and logistics facility in the United States, the purchase of which was completed in the fourth quarter of fiscal year 2011, and $1.3 million invested in property in Costa Rica. In addition, we invested $3.7 million in SB Pacific, our equity-method investee.
Net cash used in financing activities for the three months ended February 29, 2012 was $79.6 million, consisting primarily of $78.0 million net payments on our securitization arrangements, revolving lines of credit, and our term loans. The book overdraft was higher by $9.5 million, due to timing of payments. Proceeds from the exercise of employee stock options was $5.7 million during the period. Net cash provided by financing activities for the three months ended February 28, 2011 was $27.4 million, consisting primarily of $7.9 million net receipts from our securitization arrangements, our revolving lines of credit and the debt refinancing of Infotec Japan with a new credit facility. The book overdraft was lower by $12.8 million, due to timing of payments. In addition, the capital contribution by noncontrolling interests in Infotec Japan was $6.5 million and financing from the exercise of employee stock options was $2.2 million during the quarter, offset by taxes paid for net share settlement of equity awards of $2.9 million.
We have also issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, totaling $233.8 million as of February 29, 2012 and $238.7 million as of November 30, 2011. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders.
Capital Resources
Our cash and cash equivalents totaled $68.8 million and $67.6 million as of February 29, 2012 and November 30, 2011,

respectively. Of our total cash and cash equivalents the cash held by our foreign subsidiaries was $64.5 million and $59.5 million as of February 29, 2012 and November 30, 2011, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, the Company believes it has sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.
In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Convertible Senior Notes, in a private placement. However, under certain circumstances we may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if certain triggering events are met, the Convertible Senior Notes can be converted into shares of common stock at any time before their maturity. Because we currently intend to settle the Convertible Senior Notes using cash at some future date, we maintain within our Amended and Restated U.S. Arrangement, the Amended and Restated Revolver and the U.S. unsecured revolving line of credit ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes. (See On-Balance Sheet Arrangements below). These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Convertible Senior Notes. See Note 11— Convertible Debt.
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. In November 2010, we amended and restated the U.S. Arrangement, or the Amended and Restated U.S. Arrangement, replacing the lenders and the lead agent. We can now pledge up to a maximum of $400.0 million in United States trade accounts receivable, or the U.S. Receivables, as compared to a maximum of $350.0 million under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. The balances outstanding under the Amended and Restated U.S. Arrangement as of February 29, 2012 and November 30, 2011 were $5.4 million and $64.5 million, respectively.
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
It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, we do not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There were no borrowings outstanding as of both February 29, 2012 and November 30, 2011.
In February 2011, we entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25.0 million. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or the LIBOR, at our option. The margin on the LIBOR is 2.00%. Our base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of both February 29, 2012 and November 30, 2011 there were no borrowings outstanding under this arrangement.
SYNNEX Canada, has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125.0 million, or the Canadian Revolving Arrangement. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of February 29, 2012, outstanding standby letters of credit totaled $3.5 million. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2012. The interest rate applicable is equal to (i) a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) a minimum rate of 1.00% plus a margin of 2.75% for a BA (Bankers Acceptance) Rate Loan. A fee of 0.375% per annum is payable with respect to the unused portion of the commitment. The balances outstanding under our Canadian Revolving Arrangement as of February 29, 2012 and November 30, 2011 were $9.9 million and $27.3 million, respectively.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of February 29, 2012 and November 30, 2011 was $9.2 million and $9.1 million, respectively.
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY10.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY4.0 billion short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin of 2.25% per annum. The credit facility expires in November 2013. The long-term loan can be repaid at any time prior to maturity without penalty. We have issued a guarantee of JPY7.0 billion under this credit facility. As of February 29, 2012, the balance outstanding under the term loan was $73.9 million and the revolving credit facility was $49.3 million.
Infotec Japan has term loans from financial institutions with an aggregate amount outstanding of $14.0 million and $15.1 million as of February 29, 2012 and November 30, 2011, respectively. This includes a one-year revolving credit facility of JPY1.0 billion, which expires in February 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.75%, and a term loan of JPY140.0 million, which expires in December 2012 and bears a fixed interest rate of 1.50%. In addition, as of February 29, 2012 and November 30, 2011, there was $0.2 million and $0.5 million, respectively, outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
As of February 29, 2012 and November 30, 2011, we had capital lease obligations of $1.4 million and $1.5 million, respectively, primarily pertaining to Infotec Japan.
Covenants Compliance
In relation to our Amended and Restated U.S. Arrangement, the Amended and Restated Revolver, the Infotec Japan credit facility, the Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit our ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes, subject to certain liquidity tests. As of February 29, 2012, we were in compliance with all material covenants for the above arrangements.
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
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if we have called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of February 29, 2012. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Convertible Senior Notes is 33.9945 shares of common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. We may enter into convertible hedge arrangements to hedge the in-the-money feature of the Convertible Senior Notes to counter the potential share dilution.
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
Holders may require us to repurchase all or a portion of their Convertible Senior Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest up to (including any additional interest and any contingent interest), but excluding, the repurchase date. If we undergo a fundamental change, holders may require us to purchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest up to (including any additional interest and any contingent interest), but excluding, the fundamental change repurchase date.
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
As of February 29, 2012, the remaining amortization period is approximately fourteen months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.6 million during both the three months ended February 29, 2012 and February 28, 2011. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $1.3 million and $1.2 million during the three months ended February 29, 2012 and February 28, 2011, respectively. As of both February 29, 2012 and November 30, 2011, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22.8 million.
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
Related Party Transactions
We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of February 29, 2012 and November 30, 2011, MiTAC International and its affiliates beneficially owned approximately 27% and 29%, respectively, of our common stock. In addition, Matthew Miau, our Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any of our mergers or acquisitions. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
Until July 31, 2010, we worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled us to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to our contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and us. As part of this transaction, we provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sales agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During the three months ended February 29, 2012 and February 28, 2011, we recorded $0.9 million and $1.5 million, respectively, for service fees earned and reimbursements for facilities and overhead costs.
We purchased inventories, from MiTAC International and its affiliates totaling $0.2 million and $1.4 million during the three months ended February 29, 2012 and February 28, 2011, respectively. Our sales to MiTAC International and its affiliates during the three months ended February 29, 2012 and February 28, 2011 totaled $1.1 million and $0.3 million, respectively.
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
Beneficial Ownership of Our Common Stock by MiTAC International
As noted above, MiTAC International and our affiliates in the aggregate beneficially owned approximately 27% of our common stock as of February 29, 2012. These shares are owned by the following entities:

As of February 29, 2012
(shares in thousands)
MiTAC International(1)	5,908
Synnex Technology International Corp.(2)	4,283
Total	10,191
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
We own shares of MiTAC International and one of its affiliates related to the deferred compensation plan of Robert Huang, our founder and former Chairman. As of February 29, 2012, the value of the investment was $0.9 million. Except as described herein, none of our officers or directors has an interest in MiTAC International or its affiliates.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our potential competitor. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us.
Others
On August 31, 2010, we acquired a 33.3% noncontrolling interest in SB Pacific. We are not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is our founder and former Chairman. Our 33.3% investment in SB Pacific is accounted for as an equity-method investment and is included in other assets. The balances of our investment as of February 29, 2012 and November 30, 2011 were $6.2 million and $6.0 million, respectively. We regard SB Pacific to be a variable interest entity and as of February 29, 2012, our maximum exposure to loss was limited to our investment of $6.2 million. As of February 29, 2012, SB Pacific owned a 30.0% noncontrolling interest in Infotec Japan.
As of April 1, 2012, we reduced our ownership in SB Pacific from 33.3% to 19.7%.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board, or FASB, issued an accounting update that amends existing guidance regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to us beginning in the second quarter of fiscal year 2012. We are evaluating the impact of this new accounting update on our consolidated financial statements.
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

During fiscal year 2012, the following accounting standards are applicable:
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
In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. We adopted the new disclosure requirements in the fiscal year ending November 30, 2012. The accounting update did not have a material impact on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk for the three month period ended February 29, 2012 from our Annual Report on Form 10-K for the year ended November 30, 2011. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended.

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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products and services represented approximately 35% and 33% of our total revenue in the three months ended February 29, 2012 and February 28, 2011, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 29, 2012, we had over 1,000 support personnel located in China.

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
As of February 29, 2012, we had $300.9 million in outstanding short and long-term borrowings under term loans, convertible senior notes, lines of credit and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
Our borrowings and securitization arrangements are variable-rate obligations that could expose us to interest rate risks. As of February 29, 2012, we had approximately $138.7 million in such variable-rate obligations. If interest rates increase, our interest expense would increase, which would negatively affect our net income. An increase in interest rates may increase our future borrowing costs and restrict our access to capital.
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
In the three months ended February 29, 2012 and February 28, 2011, approximately 29% and 30% of our total revenue, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.
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

Risks Related to Our Relationship with MiTAC International Corporation
As of February 29, 2012, our executive officers, directors and principal stockholders owned approximately 29% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of February 29, 2012, our executive officers, directors and principal stockholders owned approximately 29% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 27% of our common stock.
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
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of February 29, 2012, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 13.9% of Synnex Technology International and approximately 8.0% of MiTAC International. As of February 29, 2012, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of February 29, 2012. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.0% of our outstanding common stock as of February 29, 2012. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
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

ITEM 6. Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Label Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

**Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2012

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Thomas C. Alsborg
Thomas C. Alsborg
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Label Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

**Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.