Form 10-Q
period 2012-05-31
SYNNEX CORP
filed 2012-07-06
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2012
Common Stock, $0.001 par value	37,317,197

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	May 31, 2012	November 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,214	$67,571
Short-term investments	15,175	16,017
Accounts receivable, net	1,113,182	1,293,027
Receivable from affiliates	1,346	1,344
Inventories	875,237	975,047
Current deferred tax assets	28,417	28,241
Other current assets	49,647	57,168
Total current assets	2,180,218	2,438,415
Property and equipment, net	123,722	125,157
Goodwill	181,255	185,312
Intangible assets, net	33,195	37,539
Deferred tax assets	557	590
Other assets	41,552	46,282
Total assets	$2,560,499	$2,833,295
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$66,626	$159,200
Convertible debt	138,748	—
Accounts payable	800,862	1,035,691
Payables to affiliates	479	—
Accrued liabilities	155,513	172,226
Income taxes payable	596	5,136
Total current liabilities	1,162,824	1,372,253
Long-term borrowings	85,330	87,659
Convertible debt	—	136,163
Long-term liabilities	58,286	60,676
Deferred tax liabilities	8,269	8,086
Total liabilities	1,314,709	1,664,837
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 37,093 and 36,571 shares issued as of May 31, 2012 and November 30, 2011, respectively	37	37
Additional paid-in capital	322,985	310,316
Treasury stock, 414 and 407 shares as of May 31, 2012 and November 30, 2011, respectively	(11,767)	(11,524)
Accumulated other comprehensive income	25,394	30,026
Retained earnings	902,121	829,524
Total SYNNEX Corporation stockholders’ equity	1,238,770	1,158,379
Noncontrolling interest	7,020	10,079
Total equity	1,245,790	1,168,458
Total liabilities and equity	$2,560,499	$2,833,295

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenue	$2,482,799	$2,495,802	$4,943,493	$4,996,736
Cost of revenue	(2,326,363)	(2,350,694)	(4,617,785)	(4,707,832)
Gross profit	156,436	145,108	325,708	288,904
Selling, general and administrative expenses	(97,115)	(90,948)	(202,399)	(183,891)
Income before nonoperating items, income taxes and noncontrolling interest	59,321	54,160	123,309	105,013
Interest expense and finance charges, net	(5,519)	(6,269)	(11,554)	(12,438)
Other income (expense), net	(382)	180	1,717	1,145
Income before income taxes and noncontrolling interest	53,420	48,071	113,472	93,720
Provision for income taxes	(18,590)	(16,560)	(39,488)	(32,538)
Net income	34,830	31,511	73,984	61,182
Net income attributable to noncontrolling interest	(456)	(110)	(1,387)	(60)
Net income attributable to SYNNEX Corporation	$34,374	$31,401	$72,597	$61,122
Net income per share attributable to SYNNEX Corporation:
Basic	$0.94	$0.88	$1.99	$1.71
Diluted	$0.90	$0.85	$1.91	$1.65
Weighted-average common shares outstanding:
Basic	36,607	35,693	36,456	35,661
Diluted	38,348	37,098	37,990	37,045

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net income	$34,830	$31,511	$73,984	$61,182
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(66)	25	21	97
Foreign currency translation adjustments	(10,755)	2,580	(4,954)	13,452
Total other comprehensive income (loss)	(10,821)	2,605	(4,933)	13,549
Comprehensive income:	24,009	34,116	69,051	74,731
Comprehensive income attributable to noncontrolling interest	(610)	(315)	(1,084)	(265)
Comprehensive income attributable to SYNNEX Corporation	$23,399	$33,801	$67,967	$74,466

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2012	May 31, 2011
Cash flows from operating activities:
Net income	$73,984	$61,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,202	8,295
Amortization of intangible assets	4,146	3,810
Accretion of convertible notes discount	2,584	2,389
Share-based compensation	4,225	3,916
Provision for doubtful accounts	1,067	3,527
Tax benefits from employee stock plans	2,736	2,456
Excess tax benefit from share-based compensation	(2,691)	(2,604)
Realized/Unrealized gains on investments	(1,120)	(376)
Gain on disposal of assets	(244)	—
Income from equity method investments	(341)	—
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	174,031	295,767
Receivables from affiliates, net	(3)	2,068
Inventories	96,836	67,481
Other assets	(9,137)	393
Accounts payable	(218,317)	(247,866)
Accrued liabilities	(22,965)	(31,054)
Deferred liabilities	9,376	(7,130)
Net cash provided by operating activities	122,369	162,254
Cash flows from investing activities:
Purchase of trading investments	(3,711)	(884)
Proceeds from sale of trading investments	4,886	1,538
Proceeds from redemption of held-to-maturity term deposits	—	910
Acquisition of businesses, net of cash acquired	(269)	(41,435)
Purchase of property and equipment	(7,295)	(15,951)
Loans and deposits to third parties, net of payments received	635	(2,052)
Decrease (increase) in investment in equity-method investee	3,480	(4,782)
Changes in restricted cash	12,438	(13,812)
Net cash provided by (used in) investing activities	10,164	(76,468)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	1,139,537	2,167,329
Payment of securitization and revolving line of credit	(1,231,978)	(2,230,376)
Proceeds from long-term credit facility and term loans	—	84,943
Payment of long-term bank loans, capital leases and other borrowings	(1,472)	(116,704)
Excess tax benefit from share-based compensation	2,691	2,604
Book overdraft	(14,288)	7,390
Payment of acquisition related contingent consideration	(1,052)	—
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	7,838	344
Capital contribution by noncontrolling interest	—	6,408
Purchase of additional investment in subsidiary	(6,046)	—
Net cash used in financing activities	(104,770)	(78,062)
Effect of exchange rate changes on cash and cash equivalents	1,880	(627)
Net increase in cash and cash equivalents	29,643	7,097
Cash and cash equivalents at beginning of period	67,571	88,038
Cash and cash equivalents at end of period	$97,214	$95,135

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to resellers, retailers, and original equipment manufacturers (“OEMs”) worldwide. SYNNEX’s business process services include distribution and business process outsourcing (“BPO”) services. SYNNEX is headquartered in Fremont, California and has operations in North America, Central America, Asia and Europe.
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2012 and for the three and six month periods ended May 31, 2012 and 2011 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2011 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the fiscal year ended November 30, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.
The results of operations for the three and six months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2012, or any future period and the Company makes no representations related thereto.

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
The following table summarizes the restricted cash balances as of May 31, 2012 and November 30, 2011 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of
	May 31, 2012	November 30, 2011
Related to borrowing arrangements and others:
Other current assets	$14,329	$28,279
Related to long-term projects:
Other assets	4,215	2,938
Total restricted cash	$18,544	$31,217

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, and cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2012, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2012, such losses have been within management’s expectations.
In the three and six months ended May 31, 2012, no customer accounted for 10% or more of the Company's total revenue. In the three months ended May 31, 2011, one customer accounted for 10% of the Company's total revenue. In the six months ended May 31, 2011, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 36% of the total revenue for both the three and six months ended May 31, 2012, and approximately 34% of the total revenue for both the three and six months ended May 31, 2011.
As of May 31, 2012 and November 30, 2011, no customer exceeded 10% of the total consolidated accounts receivable balance.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
Recent accounting pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends the presentation of “Comprehensive income” in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2013 and the Company will update its presentation of “Comprehensive income” to comply with the updated disclosure requirements.
During fiscal year 2012, the following accounting standards are applicable:
In May 2011, the FASB issued an accounting update that amends existing guidance regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update was applicable to the Company beginning in the second quarter of fiscal year 2012. Application of this accounting update did not have a material impact on the Company's Consolidated Financial Statement.
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
In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. The Company adopts the new disclosure requirements in the fiscal year ending November 30, 2012. Application of this accounting update will not have a material impact on the Company's financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES:
Fiscal year 2011 acquisitions
On December 1, 2010, the Company acquired 70.0% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific Corporation Limited ("SB Pacific"), the Company's equity-method investee at that time, acquired the remaining 30.0% noncontrolling interest. The Company's total direct and indirect ownership of Marubeni Infotec Corporation was 80.0%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation (“Infotec Japan”) is a distributor of IT equipment, electronic components and software in Japan. This acquisition is in the distribution segment and enabled the Company's expansion into Japan. The aggregate consideration for the transaction initially was JPY700,000, or approximately $8,392, of which the Company's direct share was $5,888. In the first quarter of fiscal year 2012, the Company reached an agreement with the sellers to reduce the purchase price by JPY125,233. The purchase price as adjusted is

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

JPY574,767 or approximately $6,891.
The purchase price allocation based on the fair value of the assets acquired and liabilities assumed is as follows:

Fair Value
Purchase consideration:
Cash payment	$4,824
Contribution from noncontrolling interest	2,067
$6,891
Allocation:
Cash	$1,371
Accounts receivable	186,909
Inventories	84,553
Other current assets	2,119
Property, plant and equipment	5,521
Goodwill	16,952
Intangible assets(1)	9,103
Other long-term assets	4,398
Short-term borrowings	(103,646)
Accounts payable	(161,228)
Accrued liabilities	(15,151)
Long-term borrowings	(2,088)
Other long-term liabilities	(21,922)
$6,891
(1) Intangibles will be amortized over a period of 3-10 years.
On April 1, 2012, the Company purchased additional shares of Infotec Japan from SB Pacific for $6,046 resulting in an increase in its direct ownership interest in Infotec Japan from 70.0% to 81.0%. In April 2012, the Company reduced its ownership interest in SB Pacific from 33.3% to 19.7%, as a result, its total direct and indirect ownership interest increased from 80.0% to 84.7%.
During the fiscal year 2011, the Company acquired certain businesses of e4e, Inc. ("e4e"), 100.0% of the stock of the global email company limited ("gem") and certain assets of VisionMAX Solutions Inc. ("VisionMAX") for an aggregate purchase price of $43,349. The acquisitions were integrated into the Company's Global Business Services ("GBS") segment and brought additional BPO scale, complemented the Company’s service offerings in social media and cloud computing and expanded its customer base and geographic presence. The net tangible assets acquired were $10,155 and the Company recorded $33,194 in goodwill and intangibles on finalization of purchase price allocation.
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
The Company uses the Black-Scholes valuation model to estimate fair value of stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.
The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2012 and 2011 and the grant-date fair value of the awards:

	Three Months Ended				Six Months Ended
	May 31, 2012		May 31, 2011		May 31, 2012		May 31, 2011
	Number of grants	Fair value of grants	Number of grants	Fair value of grants	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	20	$301	—	$—	20	$301	—	$—
Restricted stock awards	32	1,196	22	719	36	1,350	27	887
Restricted stock units	46	1,964	10	324	46	1,964	10	324
	98	$3,461	32	$1,043	102	$3,615	37	$1,211
The Company recorded share-based compensation expense of $2,216 and $4,225 in "Selling, general and administrative expenses" for the three and six months ended May 31, 2012, respectively, and $1,975 and $3,916 for the three and six months ended May 31, 2011, respectively.

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	May 31, 2012	November 30, 2011
Short-term investments:
Trading securities	$5,026	$5,808
Available-for-sale securities	45	37
Held-to-maturity securities	7,980	7,843
Cost method investments	2,124	2,329
	$15,175	$16,017

	As of
	May 31, 2012	November 30, 2011
Accounts receivable, net:
Accounts receivable	$1,164,027	$1,351,305
Less: Allowance for doubtful accounts	(23,357)	(22,803)
Less: Allowance for sales returns	(27,488)	(35,475)
	$1,113,182	$1,293,027
The Company combined "Receivable from vendors, net" of $150,085 with "Accounts Receivable, net" as of November 30, 2011 to conform to the current year presentation as described in Note 2—Summary of Significant Accounting Policies.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	May 31, 2012	November 30, 2011
Property and equipment, net:
Land	$18,476	$18,566
Equipment and computers	98,726	95,149
Furniture and fixtures	21,447	19,566
Buildings and leasehold improvements	98,782	97,261
Construction in progress	408	1,762
Total property and equipment, gross	237,839	232,304
Less: Accumulated depreciation	(114,117)	(107,147)
	$123,722	$125,157
Goodwill

	Distribution	GBS	Total
Balance as of November 30, 2011	$107,498	$77,814	$185,312
Goodwill adjustments during the period	(1,543)	(991)	(2,534)
Translation	(854)	(669)	(1,523)
Balance as of May 31, 2012	$105,101	$76,154	$181,255

The adjustments recorded to "Goodwill" primarily pertain to the reduction of the purchase price of Infotec Japan in the distribution segment, and the finalization of holdback payments in the GBS segment.
Intangible assets, net

	As of May 31, 2012			As of November 30, 2011
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,940	$(27,894)	$9,046	$36,815	$(27,104)	$9,711
Customer lists	50,123	(26,869)	23,254	51,088	(23,879)	27,209
Other intangible assets	4,893	(3,998)	895	4,446	(3,827)	619
	$91,956	$(58,761)	$33,195	$92,349	$(54,810)	$37,539

Amortization expense for the three and six months ended May 31, 2012 was $2,071 and $4,146, respectively, and for the three and six months ended May 31, 2011 was $1,761 and $3,810, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	May 31, 2012			November 30, 2011
	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value
Short-term:
Trading securities	$5,548	$(522)	$5,026	$11,503	$(5,695)	$5,808
Available-for-sale securities	—	45	45	—	37	37
Held-to-maturity investments	7,980	—	7,980	7,843	—	7,843
Cost method securities	2,124	—	2,124	2,329	—	2,329
	$15,652	$(477)	$15,175	$21,675	$(5,658)	$16,017
Long-term investments in other assets:
Available-for-sale securities	$1,097	$41	$1,138	$939	$168	$1,107

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
The following table summarizes the total realized and unrealized gains and losses recorded on the Company’s trading investments:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Realized and unrealized gains (losses) on trading investments	$25	$(250)	$1,114	$472

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in some of its foreign operations are denominated in local currency. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 8. The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of May 31, 2012 and November 30, 2011:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Fair Value as of
Location	May 31, 2012	November 30, 2011
Other current assets	$1,741	$1
Accrued liabilities	547	324
The notional amounts of the foreign exchange forward contracts that were outstanding as of May 31, 2012 and November 30, 2011 were $109,575 and $79,468, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. During the three and six months ended May 31, 2012, in relation to its forward contracts, the Company recorded in “Other income, net” total realized and unrealized gains of $2,324 and $1,368, respectively. During the three and six months ended May 31, 2011, in relation to its forward contracts, the Company recorded in "Other income (expense), net" total realized and unrealized losses of $1,915 and $3,889, respectively.

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
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2012				As of November 30, 2011
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$28,028	$28,028	$—	$—	$25,638	$25,638	$—	$—
Trading securities	5,026	5,026	—	—	5,808	5,808	—	—
Available-for-sale securities in short-term investments	45	45	—	—	37	37	—	—
Available-for-sale securities in other assets	1,138	1,138	—	—	1,107	1,107	—	—
Forward foreign currency exchange contracts	1,741	—	1,741	—	1	—	1	—
Liabilities:
Forward foreign currency exchange contracts	$547	$—	$547	$—	$324	$—	$324	$—
Acquisition-related contingent consideration	2,013	—	—	2,013	3,065	—	—	3,065

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
The acquisition-related contingent consideration represents the future earn-out payments relating to the acquisitions in the GBS segment. The fair values of the contingent consideration are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. The change in the fair value of the contingent consideration liability from November 30, 2011 to May 31, 2012 is due to earn-out payments made during the six months ended May 31, 2012.
During the three and six months ended May 31, 2012, there were no transfers between the fair value measurement category levels.
The following table summarizes the realized and unrealized gains and losses recorded in “Other income, net” in the Consolidated Statements of Operations for the changes in the fair value of its financial instruments for trading securities and forward foreign currency contracts:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Realized losses	$2	$(1,756)	$(1,216)	$(3,529)
Unrealized gains (losses)	2,347	(410)	3,698	112
Total realized and unrealized gains (losses)	$2,349	$(2,166)	$2,482	$(3,417)

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table presents the assets and liabilities that are not carried at fair value as of May 31, 2012 and November 30, 2011:

	As of May 31, 2012		As of November 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost method investments in short-term investments	$2,124	$3,705	$2,329	$3,898
Long-term accounts receivable	6,956	6,956	5,853	5,853
SYNNEX Canada term loan	8,661	8,661	9,118	9,118
Long-term Infotec Japan credit facility	76,619	76,619	77,290	77,290
Infotec Japan term loans	14,111	14,111	15,136	15,136
Convertible debt	138,748	175,890	136,163	165,386

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
Other investment
The cost method investments in “Other assets” consist of investments in equity securities of private entities. The carrying value of the investments was $3,323 and $3,575 as of May 31, 2012 and November 30, 2011, respectively. As of November 30, 2011, the fair value of these cost method investments is greater than the carrying value. There have been no significant changes to the fair value of the investments as of May 31, 2012.
In fiscal year 2010, the Company acquired a 33.3% noncontrolling interest in SB Pacific, which was recorded under the equity method of accounting. On April 1, 2012, the Company reduced its noncontrolling interest to 19.7% and as a result began accounting for the investment under the cost method of accounting. As of May 31, 2012 and November 30, 2011, the carrying value of the investment was $3,082 and $5,950, respectively. As of May 31, 2012 and November 30, 2011, the fair value of this investment exceeded its carrying value.
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

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). In November 2010, the Company amended and restated the U.S. Arrangement (“Amended and Restated U.S. Arrangement”) replacing the lenders and the lead agent. The Company can now pledge up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”) as compared to a maximum of $350,000 under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. As of May 31, 2012, there was no balance outstanding under the U.S. Arrangement; the balance outstanding as of November 30, 2011 was $64,500.
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

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net sales financed	$202,933	$171,756	$373,825	$330,815
Flooring fees(1)	1,173	599	2,195	1,033
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of May 31, 2012 and November 30, 2011, accounts receivable subject to flooring agreements were $53,934 and $63,031, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not collected as of May 31, 2012 and November 30, 2011 was $13,864 and $10,980, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2012	November 30, 2011
Convertible debt	$138,748	$136,163
SYNNEX U.S. securitization	—	64,500
SYNNEX Canada revolving line of credit	—	27,285
SYNNEX Canada term loan	8,661	9,118
Infotec Japan credit facility	127,698	128,816
Other borrowings and capital leases	15,597	17,140
Total borrowings	290,704	383,022
Less: Current portion	(205,374)	(159,200)
Non-current portion	$85,330	$223,822
Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) in a private placement. The carrying amount of the Convertible Senior Notes, net of the unamortized debt discount, was $138,748 and $136,163 as of May 31, 2012 and November 30, 2011, respectively. The Convertible Senior Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. See Note 11—Convertible Debt. Also, the Convertible Senior Notes contain various features which under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity. Further, the date of settlement of the Convertible Senior Notes is uncertain due to various features including put and call elements which occur in May, 2013. Because of the May 2013 put and call features, the Company has classified the Convertible Senior Notes as short term debt starting May 31, 2012 in the Consolidated Balance Sheets.
SYNNEX U.S. securitization
The Company can pledge up to a maximum of $400,000 in U.S. Receivables under its Amended and Restated U.S. Arrangement. See Note 9—Accounts Receivable Arrangements. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment.
SYNNEX U.S. senior secured revolving line of credit
The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution. In November 2010, the Company amended and restated the Revolver (the “Amended and Restated Revolver”) to remove one of the lenders and increase the maximum commitment of the remaining lender from $80,000 to $100,000. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company’s request, in the event the current lender consents to such increase or another lender participates in the Amended and Restated Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company’s option. The margin on the LIBOR is determined in accordance with its fixed charge coverage ratio under the Amended and Restated Revolver and is currently 2.25%. The Company’s base rate is determined based on the higher of (i) the financial institution’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) one month LIBOR plus 1.00%. An unused line fee of 0.50% per annum is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lenders’ commitments; however, that fee is reduced to 0.35% if the outstanding principal amount of the Amended and Restated Revolver is greater than half of the lenders’ commitments. The Amended and Restated Revolver is secured by the Company’s inventory and other assets and expires in November 2013. It

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60,000 or the Company has a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, the Company does not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless the Company has no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of both May 31, 2012 and November 30, 2011.
SYNNEX U.S. unsecured revolving line of credit
In February 2011, the Company entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25,000. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or LIBOR, at the Company’s option. The margin on the LIBOR is 2.00%. The Company’s base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. There was no borrowing outstanding under this arrangement, as of both May 31, 2012 and November 30, 2011.
SYNNEX Canada revolving line of credit
SYNNEX Canada has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125,000. On May 31, 2012, SYNNEX Canada completed the renewal of this arrangement (the “Renewed Canadian Revolving Arrangement”). The Renewed Canadian Revolving Arrangement maximum commitment under the Renewed Canadian Revolving Arrangement is C$100,000 and includes an accordion feature to increase the maximum commitment by an additional C$25,000 to C$125,000, at SYNNEX Canada's request. The Renewed Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of May 31, 2012 and November 30, 2011, outstanding standby letters of credit totaled $3,316 and $3,368 , respectively. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Renewed Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Renewed Canadian Revolving Arrangement. The Renewed Canadian Revolving Arrangement expires in May 2017. The interest rate applicable under the Renewed Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollar; whereas before the renewal, it was a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars; whereas before the renewal, it was a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan; whereas before the renewal, it was a minimum rate of 1.00% plus a margin of 2.75% for a BA Rate Loan. The Canadian base rate means the greater of a) the prime rate determined by a major Canadian financial institution and b) the one month Canadian Dealer Offered Rate ("CDOR") rate (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and b) the US federal funds rate plus 0.50%. After the renewal, a fee of 0.25% per annum is payable with respect to the unused portion of the commitment; whereas before the renewal, this fee was 0.375% per annum.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Other borrowings and capital leases
Infotec Japan has two term loans with financial institutions that consist of a short-term revolving credit facility of JPY1,000,000 and a term loan of JPY140,000. As of November 30, 2011, Infotec Japan had a short-term loan of JPY1,000,000, which was refinanced upon maturity for the same amount during the six months ended May 31, 2012, with a new lender. The new loan is a one-year revolving credit facility that expires in February 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.75%. The term loan of JPY140,000, expires in December 2012 and bears a fixed interest rate of 1.50%. As of May 31, 2012 and November 30, 2011, the balances outstanding under these lines were $14,109 and $15,137, respectively.
In addition, as of May 31, 2012 and November 30, 2011, Infotec Japan had $229 and $536, respectively, outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
As of May 31, 2012 and November 30, 2011, the Company had capital lease obligations of $1,259 and $1,467, respectively, primarily pertaining to Infotec Japan.
Interest expense and finance charges
For the three and six months ended May 31, 2012, the total interest expense and finance charges for the Company's borrowings were $7,043 and $13,997, respectively, including non-cash interest expenses of $1,301 and $2,585, respectively, for the Convertible Senior Notes. For the three and six months ended May 31, 2011, the total interest expense and finance charges for the Company's borrowings were $7,014 and $13,947, respectively, including non-cash interest expenses of $1,202 and $2,389, respectively, for the Convertible Senior Notes. The variable interest rates ranged between 0.87% and 4.24% during both the three and six months ended May 31, 2012. The variable interest rates ranged between 0.86% and 4.30% and between 0.86% and 4.46%, respectively, during the three and six months ended May 31, 2011.
Covenants compliance
In relation to the Amended and Restated U.S. Arrangement, Amended and Restated Revolver, Infotec Japan credit facility, Renewed Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes subject to certain liquidity tests. As of May 31, 2012, the Company was in compliance with all material covenants for the above arrangements.
Guarantees
The Company has issued guarantees to certain vendors and lenders of its subsidiaries for trade credit lines and loans, to a certain customer's lenders and to certain acquirers of the Company's divestitures to ensure compliance with subsidiary sales agreements, totaling $243,077 and $238,723 as of May 31, 2012 and November 30, 2011, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—CONVERTIBLE DEBT:

	As of
	May 31, 2012	November 30, 2011
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(5,002)	(7,587)
Net carrying amount	$138,748	$136,163

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
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if the Company has called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of May 31, 2012. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Senior Notes is 33.9945 shares of common stock per $1 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. The Company may enter into convertible hedge arrangements to hedge the in-the-money feature of the Convertible Senior Notes to counter the potential share dilution.
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
Holders may require the Company to repurchase all or a portion of their Convertible Senior Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the repurchase date. Accordingly, the Convertible Senior Notes have been classified as a current obligation as of May 31, 2012 on the Consolidated Balance Sheets. If the Company undergoes a fundamental change, holders may require it to purchase all or a

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest (including any additional interest and any contingent interest,) up to, but excluding, the fundamental change repurchase date.
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
In accordance with the provisions of the standards for accounting for convertible debt, the Company recognized both a liability and an equity component of the Convertible Senior Notes in a manner that reflects its non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120,332. The difference between the Convertible Senior Note cash proceeds and this estimated fair value was estimated to be $23,418 and was retroactively recorded as a debt discount and is amortized to “Interest expense and finance charges, net” over the five-year period to the first put date, utilizing the effective interest method.
As of May 31, 2012, the remaining amortization period is approximately eleven months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,624 and $3,248, respectively, during the three and six months ended May 31, 2012, and the Company recorded contractual interest expense of $1,624 and $3,247, respectively, during the three and six months ended May 31, 2011. Based on an effective rate of 8.0%, the Company recorded non-cash interest expense of $1,301 and $2,585, respectively, during the three and six months ended May 31, 2012, and non-cash interest expense of $1,202 and $2,389, respectively, during the three and six months ended May 31, 2011. As of both May 31, 2012 and November 30, 2011, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, were $22,836.
The date of settlement of the Convertible Senior Notes is uncertain due to the various features of the Convertible Senior Notes including put and call elements. Because of the May 2013 put and call features, the Company has classified the Convertible Senior Notes as short term debt starting May 31, 2012 in the Consolidated Balance Sheets.
The Company currently intends to settle the Convertible Senior Notes using cash at some future date, the Company maintains within its Amended and Restated U.S. Arrangement, Amended and Restated Revolver and U.S. unsecured revolving line of credit ongoing features that allow the Company to utilize cash from these facilities to cash settle the Convertible Senior Notes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—NET INCOME PER COMMON SHARE:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net income attributable to SYNNEX Corporation	$34,374	$31,401	$72,597	$61,122
Weighted-average common shares - basic	36,607	35,693	36,456	35,661
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	641	849	638	849
Conversion spread of convertible debt	1,100	556	896	535
Weighted-average common shares - diluted	38,348	37,098	37,990	37,045
Net income per share attributable to SYNNEX Corporation:
Basic	$0.94	$0.88	$1.99	$1.71
Diluted	$0.90	$0.85	$1.91	$1.65
Options to purchase 3 and 5 shares of common stock during the three and six months ended May 31, 2012, respectively, and 19 and 22 shares during the three and six months ended May 31, 2011, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 13—SEGMENT INFORMATION:
Operating segments
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
Summarized financial information related to the Company’s reportable business segments for the three and six months ended May 31, 2012 and 2011 is shown below:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2012
Revenue	$2,442,963	$47,714	$(7,878)	$2,482,799
Income from operations before non-operating items, income taxes and noncontrolling interest	56,387	2,578	356	59,321
Three months ended May 31, 2011
Revenue	2,463,789	38,752	(6,739)	2,495,802
Income from operations before non-operating items, income taxes and noncontrolling interest	50,455	3,705	—	54,160

Six months ended May 31, 2012
Revenue	$4,866,227	$92,776	$(15,510)	$4,943,493
Income from operations before non-operating items, income taxes and noncontrolling interest	118,752	4,570	(13)	123,309
Six months ended May 31, 2011
Revenue	4,932,404	77,990	(13,658)	4,996,736
Income from operations before non-operating items, income taxes and noncontrolling interest	97,674	7,339	—	105,013

Total assets as of May 31, 2012	$2,461,841	$304,156	$(205,498)	$2,560,499
Total assets as of November 30, 2011	2,737,600	295,600	(199,905)	2,833,295
The inter-segment elimination relates to the inter-segment, back office support services provided by the GBS segment to the distribution segment, elimination of inter-segment profit, inter-segment investments and inter-segment receivables.
Segment by geography
The Company primarily operates in North America. The United States and Canada are included in the “North America” operations. China, India, Japan and the Philippines are included in “Asia-Pacific” operations and Costa Rica, Hungary, Mexico, Nicaragua and the UK are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided. Long-lived assets include "Property and equipment, net" and certain "Other assets." Shown below is summarized financial information related to the geographic areas in which the Company operated during the three and six months ended May 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenue:
North America	$2,126,226	$2,154,613	$4,236,065	$4,277,215
Asia-Pacific	333,944	332,242	671,077	649,718
Other	22,629	8,947	36,351	69,803
	$2,482,799	$2,495,802	$4,943,493	$4,996,736

	As of
	May 31, 2012	November 30, 2011
Long-lived assets:
North America	$104,672	$105,318
Asia-Pacific	29,436	34,974
Other	19,828	22,313
	$153,936	$162,605

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Revenue in the United States was approximately 72% and 71% of the total revenue for the three and six months ended May 31, 2012, respectively, and 72% and 71% of the total revenue for the three and six months ended May 31, 2011, respectively. Revenue in Canada was approximately 14% of total revenue for both the three and six months ended May 31, 2012, and 15% of total revenue for both the three and six months ended May 31, 2011. Revenue in Japan was approximately 13% of the total revenue for both the three and six months ended May 31, 2012 and 13% and 12% of the total revenue for the three and six months ended May 31, 2011, respectively.
Long-lived assets in the United States were approximately 56% and 52% of total long-lived assets as of May 31, 2012 and November 30, 2011, respectively. Long-lived assets in Canada were 12% of total long-lived assets as of both May 31, 2012 and November 30, 2011. Long-lived assets in Japan were approximately 9% and 12% of total long-lived assets as of May 31, 2012 and November 30, 2011, respectively.

NOTE 14—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of May 31, 2012 and November 30, 2011, MiTAC International and its affiliates beneficially owned approximately 27% and 29%, respectively, of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
Until July 31, 2010, the Company worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled the Company to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to the Company’s contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and the Company. As part of this transaction, the Company provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sales agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During the three and six months ended May 31, 2012, the Company recorded $926 and $1,872, respectively, for service fees earned and reimbursements for facilities and overhead costs. During the three and six months ended May 31, 2011, the Company recorded $2,586 and $4,096, respectively, for service fees earned and reimbursements for facilities and overhead costs and the achieved earn-out condition.
The Company purchased inventories from MiTAC International and its affiliates totaling $738 and $979 during the three and six months ended May 31, 2012, respectively, and $941 and $2,328 during the three and six months ended May 31, 2011. The Company’s sales to MiTAC International and its affiliates during the three and six months ended May 31, 2012, totaled $1,089 and $2,223, respectively. The Company's sales to MiTAC International and its affiliates during the three and six months ended May 31, 2011, totaled $538 and $824, respectively.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Beneficial ownership of the Company’s common stock by MiTAC International
As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 27% of the Company’s common stock as of May 31, 2012. These shares are owned by the following entities:

As of May 31, 2012
MiTAC International(1)	5,908
Synnex Technology International Corp.(2)	4,283
Total	10,191
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 591 shares (of which 381 shares are directly held and 210 shares are subject to exercisable options) held by Matthew Miau.

(2)
Synnex Technology International Corp. ("Synnex Technology International") is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.7% in Synnex Technology International. Neither MiTAC International nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC International, nor Synnex Technology International is restricted from competing with the Company.
Others
On August 31, 2010, the Company acquired a 33.3% noncontrolling interest in SB Pacific, which was recorded as an equity-method investment. The Company is not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is the Company’s founder and former Chairman. On April 1, 2012, the Company sold a portion of its ownership to SB Pacific, thus reducing the ownership interest from 33.3% to 19.7%. A gain of $271 was recognized on this transaction representing the difference between the proceeds received and the carrying value of the investment. From April 1, 2012, the Company’s investment in SB Pacific is accounted for as a cost-method investment and is included in “Other assets.” The balances of the investment as of May 31, 2012 and November 30, 2011 were $3,082 and $5,950, respectively. The Company regards SB Pacific to be a variable interest entity and as of May 31, 2012, its maximum exposure to loss was limited to its investment of $3,082. As of May 31, 2012, SB Pacific owned a 19.0% noncontrolling interest in Infotec Japan.

NOTE 15—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of SYNNEX Infotec Corporation ("Infotec Japan") are covered by certain defined benefit pension plans, including a multi-employer pension plan. Full-time employees are eligible to participate in the plans on the first day of February following their date of hire and are not required to contribute to the plans.
The components of net periodic pension costs pertaining to the Company's single employer benefit plan during the three and six months ended May 31, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Service cost	$192	$173	$369	$344
Interest cost	50	45	96	89
Expected return on plan assets	(30)	(27)	(58)	(53)
Net periodic pension costs	$212	$191	$407	$380
During the three and six months ended May 31, 2012, the Company contributed $236 and $434 to the plan respectively. During the three and six months ended May 31, 2011, the Company contributed $124 and $356 to the plan, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 16—EQUITY:
Share repurchase program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. No purchases were made during the six months ended May 31, 2012. As of November 30, 2011, the Company has purchased 62 shares for an aggregate cost of $1,676, under the program. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
Changes in equity
A reconciliation of the changes in equity for the six months ended May 31, 2012 and 2011 is presented below:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Six Months Ended May 31, 2012			Six Months Ended May 31, 2011
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$1,158,379	$10,079	$1,168,458	$992,670	$157	$992,827
Proceeds from the issuance of common stock on exercise of options	7,402	—	7,402	2,908	—	2,908
Proceeds from the issuance of common stock for employee stock purchase plan	677	—	677	513	—	513
Tax benefit from exercise of non-qualified stock options	2,736	—	2,736	2,456	—	2,456
Taxes paid for the settlement of equity awards	(241)	—	(241)	(3,079)	—	(3,079)
Share-based compensation	4,221	4	4,225	3,916	—	3,916
Capital contribution by noncontrolling interest	—	—	—	—	9,024	9,024
Changes in ownership of noncontrolling interest	(2,371)	(4,147)	(6,518)	—	—	—
Comprehensive income:
Net income	72,597	1,387	73,984	61,122	60	61,182
Other comprehensive income (loss):
Changes in unrealized gain on available-for-sale securities	(40)	61	21	97	—	97
Net unrealized components of defined benefit pension plans	64	(64)	—	—	—	—
Foreign currency translation adjustments	(4,654)	(300)	(4,954)	13,247	205	13,452
Total other comprehensive income (loss)	(4,630)	(303)	(4,933)	13,344	205	13,549
Total comprehensive income	67,967	1,084	69,051	74,466	265	74,731
Ending balance of equity:	$1,238,770	$7,020	$1,245,790	$1,073,850	$9,446	$1,083,296

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of May 31, 2012 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2012 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2012 and 2011
(currency and share amounts in thousands, except per share amounts)
(unaudited)

other actions in connection with claims made against them. Also, the Company is involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is not currently involved in any material proceedings.
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
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of May 31, 2012, we had over 10,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 86% of our total revenue was from North America for both the three and six months ended May 31, 2012 and for the three and six months ended May 31, 2011.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three and six month period ended May 31, 2012 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.
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
Acquisitions during the fiscal year 2011
On December 1, 2010, we acquired 70.0% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific Corporation Limited, or SB Pacific, our equity method investee at that time, acquired the remaining 30.0% noncontrolling interest. Our total direct and indirect ownership of Marubeni Infotec Corporation was 80.0%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, or Infotec Japan, is a distributor of IT equipment, electronic components and software in Japan. This acquisition was in the distribution segment and enabled our expansion into Japan. The aggregate consideration for the transaction initially was JPY700.0 million, or approximately $8.4 million, of which our direct share was $5.9 million. In the first quarter of fiscal year 2012, the purchase price was reduced by JPY125.2 million. The purchase price as adjusted was JPY574.8 million or approximately $6.9 million. On April 1, 2012, we purchased additional shares of Infotec Japan from SB Pacific resulting in an increase in our direct ownership interest in Infotec Japan from 70.0% to 81.0%. In April 2012, we reduced our ownership interest in SB Pacific from 33.3% to 19.7%, as a result, our total direct and indirect ownership interest in Infotec Japan increased from 80.0% to 84.7%.
The total net tangible liabilities in excess of net tangible assets acquired were $19.2 million. We recorded $26.1 million in goodwill and intangibles.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not yet collected as of May 31, 2012 and November 30, 2011 were $13.9 million and $11.0 million, respectively.
During fiscal year 2011, we acquired certain businesses of e4e, Inc., or e4e, 100% of the stock of the global email company limited, or gem, and certain assets of VisionMAX Solutions Inc., or VisionMAX, for an aggregate purchase price of $43.3 million. The acquisitions were integrated into our GBS segment and brought additional BPO scale, complemented our service offerings in social media and cloud computing and expanded our customer base and geographic presence. The net tangible assets acquired were $10.2 million and we recorded $33.2 million in goodwill and intangibles on finalization of purchase price allocation.
With the exception of Infotec Japan, the above acquisitions in fiscal year 2011, individually and in the aggregate, did not meet the conditions of a material business combination and were not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.70)	(94.19)	(93.41)	(94.22)
Gross profit	6.30	5.81	6.59	5.78
Selling, general and administrative expenses	(3.91)	(3.64)	(4.10)	(3.68)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.39	2.17	2.49	2.10
Interest expense and finance charges, net	(0.22)	(0.25)	(0.23)	(0.25)
Other income (expense), net	(0.02)	0.01	0.03	0.02
Income from operations before income taxes and noncontrolling interest	2.15	1.93	2.29	1.87
Provision for income taxes	(0.75)	(0.67)	(0.80)	(0.65)
Net income	1.40	1.26	1.49	1.22
Net income attributable to noncontrolling interest	(0.02)	0.00	(0.03)	0.00
Net income attributable to SYNNEX Corporation	1.38%	1.26%	1.46%	1.22%
Three and Six Months Ended May 31, 2012 and 2011
Revenue

	Three Months Ended			Six Months Ended
	May 31, 2012	May 31, 2011	Percent Change	May 31, 2012	May 31, 2011	Percent Change
	(in thousands)			(in thousands)
Revenue	$2,482,799	$2,495,802	(0.5)%	$4,943,493	$4,996,736	(1.1)%
Distribution revenue	2,442,963	2,463,789	(0.8)%	4,866,227	4,932,404	(1.3)%
GBS revenue	47,714	38,752	23.1%	92,776	77,990	19.0%
Inter-segment elimination	(7,878)	(6,739)	16.9%	(15,510)	(13,658)	13.6%
In our distribution segment, we sell in excess of 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as post-sales technical support, demand generation, renewals management, back office support, ITO, product marketing, pre-sales support and print and fulfillment. The inter-segment elimination relates to the inter-segment, back office support services provided by our GBS segment to our distribution segment. Third-party GBS revenue can be derived by netting the inter-segment eliminations into GBS revenue. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.
During the three months ended May 31, 2012, our revenue in the distribution segment slightly decreased compared to the three months ended May 31, 2011 primarily due to the effects of transitioning of a certain customer contract from a traditional full service distribution relationship that had existed, to a fee-for-service basis starting in the fourth quarter of fiscal year 2011. The impact of this change resulted in approximately $84.5 million lower revenue recorded during the three months ended May 31, 2012. In comparison to the three months ended May 31, 2011, our sales of systems, networking and system components increased by 8%, 7% and 7%, respectively, and our sales of peripherals and software decreased by 6% and 15%, respectively. The change in the customer contract for fee-for-service basis resulted in lower revenue recorded in most of the product categories. The demand environment in North America for IT products was mixed during the second fiscal quarter of 2012.
During the six months ended May 31, 2012, our revenue in the distribution segment decreased compared to the six months ended May 31, 2011 primarily due to the effects of transitioning of a certain customer contract from a traditional full service distribution relationship that had existed, to a fee-for-service basis starting in the fourth quarter of fiscal year 2011. The impact of this change resulted in approximately $234.5 million lower revenue recorded during the six months ended May 31, 2012. In comparison to the six months ended May 31, 2011, our sales of systems, system components and software increased by 12%, 9% and 6%, respectively, and our sales of peripherals decreased by 1%. The sales of networking remained flat. The change in the customer contract to fee-for-service basis resulted in lower revenue recorded in most of the product categories.
In our GBS segment, the increase in revenue in the three and six months ended May 31, 2012 from the three and six months ended May 31, 2011 was primarily due to revenue generated from businesses acquired in the fourth quarter of fiscal year 2011. In addition, our revenue has benefited from expansion of our customer base, and organic growth from our current customer base.
Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2012	May 31, 2011	Percent Change	May 31, 2012	May 31, 2011	Percent Change
	(in thousands)			(in thousands)
Gross profit	$156,436	$145,108	7.8%	$325,708	$288,904	12.7%
Percentage of revenue	6.30%	5.81%		6.59%	5.78%
Our gross profit is affected by a variety of factors, including competition, average selling prices, from mix of products and services we sell, our customers, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, charges for inventory losses, acquisitions and divestitures of business units, fluctuations in revenue, and our mix of business including our GBS services.
Our gross profit as a percentage of revenue in the three and six months ended May 31, 2012 increased over the three and six months ended May 31, 2011, primarily due to transitioning of a certain distribution customer's revenue to a fee-for-service basis beginning in the fourth quarter of fiscal year 2011. In addition, our gross margin was favorably impacted by supply-demand constraints of certain products mostly in fiscal first quarter of 2012 and changes in our product mix, partially offset by lower vendor incentive rebates.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2012	May 31, 2011	Percent Change	May 31, 2012	May 31, 2011	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$97,115	$90,948	6.8%	$202,399	$183,891	10.1%
Percentage of revenue	3.91%	3.64%		4.09%	3.68%

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
The increase in selling, general and administrative expenses in the three months ended May 31, 2012 from the three months ended May 31, 2011 was primarily due to an increase in personnel cost of $3.7 million as a result of higher benefits run rate, as well as investment in strategic initiatives in our business and also due to an increase in operating expenses of approximately $3.0 million related to our fiscal year 2011 fourth quarter acquisitions. These increases were offset in part by decrease in overhead costs of approximately $0.8 million, the decrease in our provision for doubtful accounts by approximately $0.6 million, decrease in deferred compensation of $0.3 million and favorable impact of fluctuation in foreign exchange rates of approximately $0.1 million. Fiscal second quarter of 2011 included a benefit of $1.3 million for changes in the fair value of certain contingent consideration pertaining to our acquisitions in our GBS segment.
The increase in selling, general and administrative expenses in the six months ended May 31, 2012 from the six months ended May 31, 2011 was primarily due to an increase in personnel cost of $8.8 million as a result of higher benefits run rate, as well as investment in strategic initiatives in our business and also due to an increase in overhead costs of approximately $0.3 million, and an increase in operating expenses of approximately $5.9 million related to our fiscal year 2011 fourth quarter acquisitions. In addition, our provision for doubtful accounts was higher by approximately $0.8 million, the fluctuation in foreign exchange rates had an unfavorable impact of approximately $0.9 million, and deferred compensation was higher by of $0.5 million. Fiscal second quarter of 2011 included a benefit of $1.3 million for changes in the fair value of certain contingent consideration pertaining to our acquisitions in our GBS segment.
Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Three Months Ended			Six Months Ended
	May 31, 2012	May 31, 2011	Percent Change	May 31, 2012	May 31, 2011	Percent Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$59,321	$54,160	9.5%	$123,309	$105,013	17.4%
Percentage of total revenue	2.39%	2.17%		2.49%	2.10%
Distribution income from operations before non-operating items, income taxes and noncontrolling interest	56,387	50,455	11.8%	118,752	97,674	21.6%
Percentage of distribution revenue	2.31%	2.05%		2.44%	1.98%
GBS income from operations before non-operating items, income taxes and noncontrolling interest	2,578	3,705	(30.4)%	4,570	7,339	(37.7)%
Percentage of GBS revenue	5.40%	9.56%		4.93%	9.41%
Inter-segment eliminations	356	—	—	(13)	—	—
Our income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue increased in the three and six months ended May 31, 2012 from the three and six months ended May 31, 2011, primarily as a result of transitioning of certain distribution customer revenue to a fee-for-service basis beginning from the fourth quarter of fiscal year 2011 and due to changes in our product mix and supply-demand constraints of certain products. The benefits from our higher gross margins were partially offset by higher selling, general and administrative expenses.
Our distribution segment income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of distribution revenue improved during the three and six months ended May 31, 2012 as compared to the three and six months ended May 31, 2011. The improvement in our margins was mainly driven by the impact of transitioning a certain customer's revenue to a fee-for-service basis in the fourth quarter of fiscal year 2011, the benefit from tapering supply-demand constraints of certain products and by changes in our product mix. These increases were partially offset by higher selling, general and administrative expenses.
Our GBS segment income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of GBS revenue decreased during the three and six months ended May 31, 2012 as compared to the three and six months ended May 31, 2011. This decrease in our margins was due to higher operating costs pertaining to our recent acquisitions and increase in selling, general and administrative expenses due to continued investments in growth including investments in our sales organization. Fiscal second quarter of 2011, included a benefit of $1.3 million for changes in the fair value of certain contingent consideration pertaining to our acquisitions.
Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2012	May 31, 2011	Percent Change	May 31, 2012	May 31, 2011	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$5,519	$6,269	(12.0)%	$11,554	$12,438	(7.1)%
Percentage of revenue	0.22%	0.25%		0.23%	0.25%

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
The decrease in interest expense and finance charges, net, during the three and six months ended May 31, 2012 was due to higher interest income from our Mexico contracts and lower average borrowings compared to the six months ended May 31, 2011.
Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2012	May 31, 2011	Percent Change	May 31, 2012	May 31, 2011	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$(382)	$180	(312.2)%	$1,717	$1,145	50.0%
Percentage of revenue	(0.02)%	0.01%		0.03%	0.02%

Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The decrease in other income, net during the three months ended May 31, 2012 from the three months ended May 31, 2011 was primarily due to higher foreign exchange losses of approximately $1.1 million, partially offset by the higher investment gain of $0.3 million from our equity method investee. The increase in other income, net during the six months ended May 31, 2012 from the six months ended May 31, 2011 was primarily due to higher gains from our deferred compensation investments of approximately $0.5 million and higher income of $0.5 million from our equity method investee, partially offset by higher foreign exchange losses of approximately $0.5 million.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three months ended May 31, 2012 was 34.8% as compared to 34.4% for the three months ended May 31, 2011. Our effective tax rate for the six months ended May 31, 2012 was 34.8% as compared to 34.7% for the six months ended May 31, 2011. Our effective tax rate was impacted by changes in the mix of income in the different tax jurisdictions in which we operate.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The noncontrolling interest primarily represents SB Pacific’s ownership of Infotec Japan and has been reflected in the results of our distribution segment.

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
Net cash provided by operating activities was $122.4 million for the six months ended May 31, 2012, primarily due to the changes in our working capital, following our seasonally high fourth quarter of fiscal year 2011, and our net income of$74.0 million. The changes in our working capital was due to mix of collection on our accounts receivable and lower inventory purchases offset by payments on our accounts payable balances. Net cash provided by operating activities for the six months ended May 31, 2011 was $162.3 million primarily from net income earned during the period, lower inventory purchases, collections from accounts receivable, offset by the payment of accounts payable.
Net cash provided by investing activities for the six months ended May 31, 2012 was $10.2 million, which was primarily due to cash received from SB Pacific for reducing our ownership from 33.3% to 19.7% as well as a proportionate repayment of our SB Pacific loan receivable of $3.5 million and due to the decrease in our restricted cash. The changes in our restricted cash are caused by the timing of lockbox collections under our borrowing arrangements. Our capital expenditure during the period was $7.3 million, which was used for the investment in equipment and infrastructure. Net cash used in investing activities in the six months ended May 31, 2011 was $76.5 million which included $38.3 million used for our acquisition of Encover, Inc. and e4e, Inc. in our GBS segment and $4.5 million used for the acquisition of Infotec Japan, net of cash acquired in our distribution segment, offset by $1.5 million collected from the sellers of Jack of All Games, Inc. upon final settlement of the purchase price. Our capital expenditures during the period were $16.0 million, which included a $2.4 million deposit for a warehouse and logistics facility in the United States, the purchase of which was completed in the fourth quarter of fiscal year 2011. In addition, we invested $4.8 million in SB Pacific, our equity-method investee. Our restricted cash increased by $13.8 million primarily due to the timing of the lockbox collections under our borrowing arrangements.
Net cash used in financing activities for the six months ended May 31, 2012 was $104.8 million, consisting primarily of $92.4 million net payments on our securitization arrangements, revolving lines of credit, and our term loans. The book overdraft was higher by $14.3 million, due to timing of payments. Proceeds from the exercise of employee stock options were $7.8 million during the period. Net cash provided by financing activities for the six months ended May 31, 2011 was $78.1 million, consisting primarily of $94.8 million net payments from our securitization arrangements, our revolving lines of credit and the debt refinancing of Infotec Japan with a new credit facility. The change in book overdraft was $7.4 million. In addition, the capital contribution by noncontrolling interests in Infotec Japan was $6.4 million and financing from the exercise of employee stock options was $3.4 million during the quarter, offset by taxes paid for net share settlement of equity awards of $3.1 million.
We issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, to a certain customer's lenders and to certain acquirers of our divestitures to ensure compliance with subsidiary sales agreements, totaling $243.1 million and $238.7 million as of May 31, 2012 and November 30, 2011, respectively. we are obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
Capital Resources
Our cash and cash equivalents totaled $97.2 million and $67.6 million as of May 31, 2012 and November 30, 2011, respectively. Of our total cash and cash equivalents the cash held by our foreign subsidiaries was $90.7 million and $59.5 million as of May 31, 2012 and November 30, 2011, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
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

Arrangement, the Amended and Restated Revolver and the U.S. unsecured revolving line of credit ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes. (See On-Balance Sheet Arrangements below). These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Convertible Senior Notes. See Note 11—Convertible Debt.
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. In November 2010, we amended and restated the U.S. Arrangement, or the Amended and Restated U.S. Arrangement, replacing the lenders and the lead agent. We can now pledge up to a maximum of $400.0 million in United States trade accounts receivable, or the U.S. Receivables, as compared to a maximum of $350.0 million under the previous U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement is November 12, 2013. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.60% per annum based on the used portion of the commitment, and a facility fee of 0.60% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.65% per annum based on the used portion of the commitment and a facility fee of 0.65% per annum payable on the aggregate commitment. There was no balance outstanding under the Amended and Restated U.S. Arrangement as of May 31, 2012. As of November 30, 2011, this balance was $64.5 million.
Under the terms of the Amended and Restated U.S. Arrangement, we sell, on a revolving basis, our U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables as security. Any borrowings under the Amended and Restated U.S. Arrangement are recorded as debt on our Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in our cost of borrowing or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.
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
It would be an event of default under the Amended and Restated Revolver if (1) a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within sixty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless availability under the Amended and Restated Revolver exceeds $60.0 million or we have a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement or (2) at least twenty days prior to the maturity date of the Amended and Restated U.S. Arrangement, we do not have in place a binding commitment to renew or replace the Amended and Restated U.S. Arrangement on substantially similar terms and conditions, unless we have no amounts outstanding under the Amended and Restated Revolver at such time. There was no borrowing outstanding as of both May 31, 2012 and November 30, 2011.
In February 2011, we entered into an arrangement with a financial institution to provide an unsecured revolving line of credit for general corporate purposes. The maximum commitment under the arrangement is $25.0 million. The arrangement includes an unused line fee of 0.50% per annum. Interest on borrowings under the line of credit is determined by either a base rate or the LIBOR, at our option. The margin on the LIBOR is 2.00%. Our base rate is the financial institution’s prime rate minus 0.25%. The agreement expires in February 2014. As of both May 31, 2012 and November 30, 2011 there was no borrowing outstanding under this arrangement.

SYNNEX Canada has a revolving line of credit arrangement with a financial institution for a maximum commitment of C$125.0 million. In May 31, 2012, SYNNEX Canada completed the renewal of this arrangement, or the Renewed Canadian Revolving Arrangement. The Renewed Canadian Revolving Arrangement maximum commitment is C$100.0 million and includes an accordion feature to increase the maximum commitment by an additional C$25.0 million to C$125.0 million, at SYNNEX Canada's request. The Renewed Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of May 31, 2012 and November 30, 2011, outstanding standby letters of credit totaled $3.3 million and $3.4 million, respectively. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Renewed Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Renewed Canadian Revolving Arrangement. The Renewed Canadian Revolving Arrangement expires in May 2017. The interest rate applicable under the Renewed Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars; whereas before the renewal, it was a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars; whereas before the renewal, it was a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan; whereas before the renewal, it was a minimum rate of 1.00% plus a margin of 2.75% for a BA Rate Loan. The Canadian base rate means the greater of a) the prime rate determined by a major Canadian financial institution and b) the one month Canadian Dealer Offered Rates or CDOR (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and b) the U.S. federal funds rate plus 0.50%. After the renewal, a fee of 0.25% per annum is payable with respect to the unused portion of the commitment; whereas before the renewal, this fee was 0.375% per annum.
There was no balance outstanding under our Renewed Canadian Revolving Arrangement as of May 31, 2012. The balances outstanding under our Canadian Revolving Arrangement as of November 30, 2011 was $27.3 million.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of May 31, 2012 and November 30, 2011 was $8.7 million and $9.1 million, respectively.
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
Infotec Japan has two term loans with financial institutions that consists of a short-term revolving credit facility of JPY 1 billion and a term loan of JPY140 million. As of November 30, 2011, Infotec Japan had a short-term loan of JPY1 billion, which was refinanced upon maturity for the same amount during the six months ended May 31, 2012, with a new lender. The new loan is a one-year revolving credit facility of JPY1.0 billion, which expires in February 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.75%, and a term loan of JPY140.0 million, which expires in December 2012 and bears a fixed interest rate of 1.50%. As of May 31, 2012 and November 30, 2011, the balances outstanding under these lines were $14.1 million and $15.1 million, respectively.
In addition, as of May 31, 2012 and November 30, 2011, there was $0.2 million and $0.5 million, respectively, outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
As of May 31, 2012 and November 30, 2011, we had capital lease obligations of $1.3 million and $1.5 million, respectively, primarily pertaining to Infotec Japan.
Covenants Compliance
In relation to our Amended and Restated U.S. Arrangement, the Amended and Restated Revolver, the Infotec Japan credit facility, the Renewed Canadian Revolving Arrangement and the U.S. unsecured revolving line of credit, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit our ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes, subject to certain liquidity tests. As of May 31, 2012, we were in compliance with all material covenants for the above arrangements.
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
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if we have called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of May 31, 2012. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Convertible Senior Notes is 33.9945 shares of common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. We may enter into convertible hedge arrangements to hedge the in-the-money feature of the Convertible Senior Notes to counter the potential share dilution.
We may not redeem the Convertible Senior Notes prior to May 20, 2013. We may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. As of May 31, 2012, the Convertible Senior Notes were classified as current debt on the Consolidated Balance Sheets. Also, the Convertible Senior Notes contain various features which under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity. Further, the date of settlement of the Convertible Senior Notes is uncertain due to various features including put and call elements occur in May, 2013.
Holders may require us to repurchase all or a portion of their Convertible Senior Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest up to (including any additional interest and any contingent interest), but excluding, the repurchase date. Accordingly, the Convertible Senior Notes have been classified as a current obligation as of May 31, 2012 on the Consolidated Balance Sheets. If we undergo a fundamental change, holders may require us to purchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest up to (including any additional interest and any contingent interest), but excluding, the fundamental change repurchase date.
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
As of May 31, 2012, the remaining amortization period is approximately eleven months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.6 million and $3.2 million, respectively, during the three and six months ended May 31, 2012 and $1.6 million and $3.2 million, respectively, during the three and six months ended May 31, 2011. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $1.3 million and $2.6 million, respectively, during the three and six months ended May 31, 2012, and non-cash interest expense of $1.2 million and $2.4 million during the three and six months ended May 31, 2011. As of both May 31, 2012 and November 30, 2011, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22.8 million.
The date of settlement of the Convertible Senior Notes is uncertain due to the various features of the Convertible Senior Notes including put and call elements. Because of the May 2013 put and call features, we have classified this Convertible Senior Notes as short term debt starting May 31, 2012 in the Consolidated Balance Sheet.
We currently intend to settle the Convertible Senior Notes using cash at some future date, we maintain within our Amended and Restated U.S. Arrangement, Amended and Restated Revolver and U.S. unsecured revolving line of credit ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes, if desired.
Related Party Transactions
We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of May 31, 2012 and November 30, 2011, MiTAC International and its affiliates beneficially owned approximately 27% and 29%, respectively, of our common stock. In addition, Matthew Miau, our Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any of our mergers or acquisitions. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
Until July 31, 2010, we worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled us to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to our contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and us. As part of this transaction, we provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sales agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During the three and six months ended May 31, 2012, we recorded $0.9 million and $1.9 million, respectively, for service fees earned and reimbursements for facilities and overhead costs. During the three and six months ended May 31, 2011, we recorded $2.6 million and $4.1 million, respectively, for service fees earned and reimbursements for facilities and overhead costs and the achieved earn-out condition.
We purchased inventories from MiTAC International and its affiliates totaling $0.7 million and $1.0 million, respectively, during the three and six months ended May 31, 2012. Our sales to MiTAC International and its affiliates during the three and six months ended May 31, 2012 totaled $1.1 million and $2.2 million, respectively. We purchased inventories, from MiTAC International and its affiliates totaling $0.9 million and $2.3 million, respectively, during the three and six months ended May 31, 2011. Our sales to MiTAC International and its affiliates during the three and six months ended May 31, 2011 totaled $0.5 million and $0.8 million, respectively.

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
Beneficial Ownership of Our Common Stock by MiTAC International
As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 27% of our common stock as of May 31, 2012. These shares are owned by the following entities:

As of May 31, 2012
(shares in thousands)
MiTAC International(1)	5,908
Synnex Technology International Corp.(2)	4,283
Total	10,191
_________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 591 thousand shares (of which 381 thousand shares are directly held and 210 thousand shares are subject to exercisable options) held by Matthew Miau.

(2)
Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.7% in Synnex Technology International. Neither MiTAC International nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

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
Others
On August 31, 2010, we acquired a 33.3% noncontrolling interest in SB Pacific, which was recorded as an equity-method investment. We are not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is our founder and former Chairman. On April 1, 2012, we sold a portion of our ownership to SB Pacific and thus reduced our ownership interest in SB Pacific from 33.3% to 19.7%. A gain of $0.3 million was recognized on the transaction. From April 1, 2012, our investment in SB Pacific is accounted for as a cost-method investment and is included in "Other assets." The balances of our investment as of May 31, 2012 and November 30, 2011 were $3.1 million and $6.0 million, respectively. We regard SB Pacific to be a variable interest entity and as of May 31, 2012, our maximum exposure to loss was limited to our investment of $3.1 million. As of May 31, 2012, SB Pacific owned a 19.0% noncontrolling interest in Infotec Japan.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued an accounting update that amends the presentation of comprehensive income in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The accounting update will be applicable to us beginning in the first quarter of fiscal year 2013. We will update our presentation of comprehensive income to comply with the updated disclosure requirements in fiscal 2013.

During fiscal year 2012, the following accounting standards are applicable:
In May 2011, FASB issued an accounting update that amends existing guidance regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to us beginning in the second quarter of fiscal year 2012. The application of this accounting update did not have any material impact on our Consolidated Financial Statement.
In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if they conclude that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt the accounting update for our goodwill impairment test to be performed for the fiscal year ending November 30, 2012.
In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. We will adopt the new disclosure requirements in the fiscal year ending November 30, 2012. The application of this accounting update will not have a material impact on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material changes in our quantitative and qualitative disclosures about market risk for the three and six months ended May 31, 2012 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. Sales of HP products and services represented approximately 36.2% and 35.5%, respectively, of our total revenue in the three and six months ended May 31, 2012, and approximately 34.3% and 33.7%, respectively, of our total revenue in the three and six months ended May 31, 2011. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationships with a major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2012, we had over 1,000 support personnel located in China.

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
As of May 31, 2012, we had $290.7 million in outstanding short and long-term borrowings under term loans, convertible senior notes, lines of credit and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
In the three and six months ended May 31, 2012, approximately 28% and 29%, respectively, of our total revenue, were generated outside the United States. In the three and six months ended May 31, 2011, approximately 28% and 29% of our total revenue, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.
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
We have significant operations concentrated in North America, Central America, Asia and Europe and any disruption in the operations of our facilities could harm our business and operating results.
Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in North America, Central America, Asia and Europe. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. For example, in March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events affected the infrastructure in the country, caused power outages and have temporarily disrupted the local and international, supply chains for some vendors. Our facilities in Japan suffered nominal inventory and facility damages. We may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer orders in a timely manner, this could harm our operating results. We expect our operations in Japan will continue to be affected by the continuing consequences of such natural disasters. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons, mudslides and floods. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.
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

Risks Related to Our Relationship with MiTAC International Corporation
As of May 31, 2012, our executive officers, directors and principal stockholders owned approximately 29% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of May 31, 2012, our executive officers, directors and principal stockholders owned approximately 29% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 27% of our common stock.
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
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of May 31, 2012, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 13.7% of Synnex Technology International and approximately 8.0% of MiTAC International. As of May 31, 2012, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of May 31, 2012. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.0% of our outstanding common stock as of May 31, 2012. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
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
We operate in a highly competitive environment, both in the United States and internationally. The IT and CE product and service distribution, BPO and contract assembly services industries are characterized by intense competition, based primarily on product and service availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product and service lines, pre-sales and post-sales technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT and CE product and service distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International and its affiliates.
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

Date: July 6, 2012

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