Form 10-K
period 2012-11-30
SYNNEX CORP
filed 2013-01-28
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-K
 __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter May 31, 2012) was $880,841,401. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 15, 2013, there were 37,255,983 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Stockholders to be held on March 19, 2013.

SYNNEX CORPORATION

2012 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in our information technology, or IT, systems, anticipated benefits of our acquisitions, impact of MiTAC International Corporation, or MiTAC International, ownership interest in us, our revenue, sources of revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, adequacy of our facilities, our legal proceedings, our international operations, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, our convertible notes, including the settlement of our convertible notes, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, impact of rules and regulations affecting public companies, impact of our pricing policies, our anti-dilution share repurchase program, impact of our accounting policies, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In the sections of this Report entitled “Business Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and our subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.
SYNNEX, the SYNNEX Logo, CONCENTRIX, the CONCENTRIX Logo, EMJ, HYVE SOLUTIONS, NEW AGE ELECTRONICS, the NEW AGE ELECTRONICS Logo, JACK OF ALL GAMES, the JACK OF ALL GAMES Logo, PRINTSOLV, VARNEX, PC WHOLESALE, ASPIRE, ENCOVER, GEM, VISIONMAX and all other SYNNEX company, product and service names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX, the SYNNEX Logo , CONCENTRIX, HYVE SOLUTIONS, PRINTSOLV, and VARNEX Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

Item 1.    Business Overview
We are a Fortune 500 corporation and a leading business process services company, servicing resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. Our primary business process services are wholesale distribution and business process outsourcing, or BPO. We operate in two segments: distribution services and global business services, or GBS. Our distribution services segment distributes IT systems, peripherals, system components, software, networking equipment, CE, and complementary products and also offers data center server and storage solutions. We also provide contract assembly services within our distribution services segment. Our GBS segment offers a range of BPO services to customers that include technical support, renewals management, lead management, direct sales, customer service, back office processing and information technology outsourcing, or ITO. Many of these services are delivered and supported on the proprietary software platforms we have developed to provide additional value to our customers.
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of November 30, 2012, we had over 11,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 87%, of our total revenue was from North America for both the fiscal years 2012 and 2011 and 98% for the fiscal year 2010.
In our distribution services segment, we purchase IT systems, peripherals, system components, software, networking equipment, CE and complementary products from our primary suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In our distribution business, we provide comprehensive IT solutions in key vertical markets such as government and healthcare. We also provide specialized service offerings that increase efficiencies in areas like print management, renewals, networking and other services.
Our distribution services segment operates in the distribution and contract assembly service industries, which are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT and CE products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.
In our distribution services segment, we are highly dependent on the end-market demand for IT and CE products and services. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE industries and increased price-based competition.
In our GBS segment, we provide a comprehensive range of services to enhance the customer lifecycle and to acquire, support, retain and renew customer relationships. Our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media.
Our GBS segment generates revenue from performing services that are generally tied to our customers' products and how they are received in the marketplace. Any shift in business or size of the market for our customers' products, any failure of technology and failure of acceptance of our customers' products in the market may impact our business. Generally, the employee turnover rate in this business and the risk of losing experienced employees are high. Higher turnover rates can increase costs and decrease the operating efficiencies and productivity.
We have been in business since 1980 and are headquartered in Fremont, California. We have operations in North America, Central America, Asia and Europe. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003.
Our Products and Suppliers
We distribute a broad line of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 200 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers.
For the fiscal year 2012, our product mix by category was in the following ranges:

Product Category:
Peripherals	32% - 36%
IT Systems	30% - 34%
System Components	15% - 19%
Software	9% - 13%
Networking Equipment	4% - 8%
Our suppliers include leading IT systems, networking equipment, software, peripherals and CE manufacturers. Our primary OEM suppliers are Hewlett-Packard Company, or HP, Lenovo, Acer Inc., Panasonic Corporation, Seagate Technologies LLC, Microsoft Corporation, Asus TeK Computer Inc., Intel Corporation, Lexmark International Inc. and Symantec Corporation.
Our largest OEM supplier is HP. Revenue from the sale of HP products and services represented approximately 36%, 35%, and 38% of our revenue for fiscal years 2012, 2011, and 2010, respectively. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.
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
In our GBS segment, our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media. We serve over 150 customers in this segment.
In fiscal years 2012 and 2011, no customer accounted for more than 10% of our total revenue. In fiscal year 2010, one customer accounted for 11% of our total revenue. Some of our largest customers include CDW Corporation, Newegg Inc., Best Buy Inc., Staples Business Depot and Insight Enterprises Inc.
Our Services
We offer a variety of business process services to our customers. These services can be purchased individually or they can be purchased in combination with others in the form of supply chain solutions and after-market product support. The two major categories of services include the following:
Distribution Services. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and quickly fill orders for our reseller and retail customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller and retail customers.
BPO Services. We offer a range of BPO services to customers that include technical support, renewals management, lead management, direct sales, customer service, back office processing and information technology outsourcing. Many of these services are delivered and supported on the proprietary software platforms that we have developed to provide additional value to our customers.
The above major categories of services are complemented by the following:
Contract Assembly Services. We design and manufacture energy efficient and cost effective full rack server and storage solutions and services to large scale data center customers through our Hyve Solutions division. We provide our OEM contract assembly customers with systems design and build-to-order, or BTO, and configure-to-order, or CTO, assembly capabilities. BTO assembly consists of building a group of systems with the same pre-defined specifications, generally for our OEM customers’ inventory. CTO assembly consists of building a customized system for an OEM customer’s individual order specifications. In both cases, we offer design, integration, test and other production value-added services such as kitting, reconfiguration, asset tagging and hard drive imaging.
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
Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting resellers, system integrators and retailers including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows, trade groups, database analysis, print on demand services and web-based marketing.
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
Our Operations
We operate over 35 distribution and administrative facilities in the United States, Canada, Japan and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.
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
In our GBS segment, we provide a comprehensive range of services to enhance the customer lifecycle and acquire, support, retain and renew customer relationships. These services primarily consist of technical support, customer service, renewals management, demand generation, back office support for sales, marketing and administrative functions, ITO services and solutions. Services are provided from multiple global locations to customers worldwide in multiple languages. The services are supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital print.
International Operations
Approximately 26%, 27%, and 17% of our total revenue for fiscal years 2012, 2011 and 2010, respectively, originated outside of the United States. Approximately 14% of our total revenue for both fiscal years 2012 and 2011 and 15% for fiscal year 2010 were generated in Canada. Approximately 11% and 12% of our total revenue for fiscal years 2012 and 2011, respectively, were generated in Japan. A key element in our business strategy has been to locate our services in markets that are cost beneficial, but low risk. For a discussion of our net revenue by geographic region, please see Note 14—Segment Information in Notes to the Consolidated Financial Statements.
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
Our major competitors in IT product distribution include Arrow Electronics, Inc., Avnet, Inc., Ingram Micro, Inc., ScanSource, Inc., Tech Data Corporation and Westcon Group and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. We have participated in this consolidation through our acquisitions of Marubeni Infotec Corporation, Jack of All Games, and New Age Electronics, and we continue to evaluate other new opportunities. In our GBS segment, our competitors are both regional players as well as global companies. Our major competitors include Convergys Corporation, ServiceSource International, Inc., Stream Global Services, Teleperformance and TeleTech Holdings, Inc.
We constantly seek to expand our business into areas primarily related to our core distribution business as well as other support, logistics, BPO and related value-added services. As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors.
Some of our competitors are substantially larger and may have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us. Some may have more developed relationships with their existing customers. We attempt to offset our comparative scale differences by focusing on a limited number of leading OEMs in the distribution services segment and by running a more efficient and low cost operation, and by offering a high level of value-added and customer service in both the distribution services and GBS segments.
Employees
As of November 30, 2012, we had over 11,000 full-time employees. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled 615, on a full-time equivalent basis, as of November 30, 2012. Except for our employees in China, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.
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
We depend on a small number of OEMs to supply the IT and CE products and services that we sell and the loss of, or a material change in our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 36%, 35%, and 38% of our total revenue for fiscal years 2012, 2011, and 2010, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
We provide contact center support services and renewals management services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions that could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance-related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. The programs that we put in place for our customer products may not be accepted by the market. In addition, with respect to our contact center business, our customers may not guarantee a minimum call volume; however, we hire employees based on anticipated average call volumes. The reduction of call volume, loss of any customers, payment of any penalties for failure to meet performance levels or inability to terminate any unprofitable contracts could have an adverse impact on our operations and financial results.

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
The market for CE products that we distribute is characterized by short product life cycles. Increased competition for limited retailer shelf space, decreased promotional support from resellers or retailers or increased popularity of downloadable or online content and services could adversely impact our revenue.
The market for CE products, such as personal computers and tablets, mobile devices, video game titles and hardware, and audio or visual equipment, is characterized by short product life cycles and frequent introductions of new products. For example, the life cycle of a video game generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales and may result in product obsolescence. The markets in which we compete frequently introduce new products to meet changing consumer preferences and trends. As a result, competition is intense for resellers' and retailers' limited shelf space and promotions. If our vendors' new products are not introduced in a timely manner or do not achieve significant market acceptance, we may not generate sufficient sales or profitability. Further, if we are unable to successfully compete for resellers' or retailers' space and promotional resources, this could negatively impact market acceptance of our products and negatively impact our business and operating results. In addition, increased consumer use of downloadable content and online services and the further integration of technological tasks currently requiring several different CE products may negatively affect our CE product distribution business and operating results, as they may reduce consumer demand for having several different electronics devices and other physical products. For example, the popularity of downloadable and online games has increased and continued increases in downloadable and online gaming may result in a reduced level of over-the-counter retail video games sales.
Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of November 30, 2012, we had over 1,000 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
As of November 30, 2012, we had $275.3 million in outstanding short and long-term borrowings under term loans, convertible senior notes, lines of credit and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
Additionally, current market conditions, global economic crisis, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our credit facilities have contractually negotiated spreads, terms such as these are subject to ongoing negotiations.
We are dependent on a variety of IT and telecommunications systems and the Internet, and any failure of these systems could adversely impact our business and operating results.
We depend on IT and telecommunications systems and the Internet for our operations. These systems support a variety of functions including inventory management, order processing, shipping, shipment tracking, billing, and our BPO business.
Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be affected if our reseller and retail customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, for a large portion of our orders and information exchanges with our OEM suppliers and reseller and retail customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller and retail customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller and retail customers from accessing information. Our BPO business is dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.
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
In fiscal years 2012 and 2011, approximately 26% and 27% of our total revenue, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Because of the experience of our key personnel in the IT and CE industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.
We are dependent in large part on our ability to retain the services of our key senior executives and other technological and industry experts and personnel. Except for Kevin Murai, our President and Chief Executive Officer, and Thomas Alsborg, our Chief Financial Officer, who announced his retirement, our employees and executives generally do not have employment agreements. Furthermore, we do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.
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
Our worldwide operations could be subject to natural disasters, adverse weather conditions and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in North America, Central America, Asia and Europe. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. If there are related disruptions in local or international supply chains, we may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer orders in a timely manner, this could harm our operating results. For example, in March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events affected the infrastructure in the country, caused power outages and have temporarily disrupted the local and international, supply chains for some vendors. Our facilities in Japan suffered nominal inventory and facility damages. We expect our operations in Japan will continue to be affected by the continuing consequences of such natural disasters. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons, mudslides and floods. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

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
We have international operations which are subject to risks, including:

•	political or economic instability;

•	extensive governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	compliance with the Foreign Corrupt Practices Act, U.K. bribery laws and similar laws;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting of accounts receivable on a timely basis or at all;

•	taxes; and

•	seasonal reductions in business activity in some parts of the world.
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
Our investments in our BPO business could adversely affect our operating results as a result of operation execution risks related to managing and communicating with remote resources, technologies, customer satisfaction and employee turnover.
Our BPO business in India and the Philippines may be adversely impacted if we are unable to manage and communicate with these remote resources. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. BPO businesses use a wide variety of technologies to allow them to manage a large volume of work. These technologies ensure that employees are kept productive. Any failure in technology may impact the business adversely. The success of our BPO business primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will directly impact customer satisfaction. Any adverse customer satisfaction may impact the overall business. Generally, the employee turnover rate in the BPO business and the risk of losing experienced employees to competitors are high. Higher turnover rates increase recruiting and training costs and decrease operating efficiencies and productivity. If we are unable to successfully manage our service centers, our results of operations could be adversely affected and we may not fully realize the anticipated benefits of our recent acquisitions.

Risks Related to Our Relationship with MiTAC International Corporation
As of November 30, 2012, our executive officers, directors and principal stockholders owned approximately 29% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of November 30, 2012, our executive officers, directors and principal stockholders owned approximately 29% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 27% of our common stock.
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
MiTAC International’s and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, the Chairman of MiTAC International and as a director or officer of MiTAC International’s affiliates. For fiscal year 2012, Mr. Miau received the same compensation as our independent directors. For fiscal year 2013, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2012, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 13.7% of Synnex Technology International and approximately 8.0% of MiTAC International. As of November 30, 2012, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2012. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 12.0% of our outstanding common stock as of November 30, 2012. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
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
A determination by any of our primary OEMs to consolidate their business with other distributors or contract assemblers could negatively affect our business and operating results. In particular, the termination of our contract by HP would have a significant negative effect on our revenue and operating results. For example, in fiscal year 2008, IBM consolidated its business with distributors, including SYNNEX, and, as a result, we no longer distribute certain IBM products and services.
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
We are subject to intense competition in the distribution and BPO businesses, both in the United States and internationally, and if we fail to compete successfully, we will be unable to gain or retain market share.
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
Compliance with changing regulation of corporate governance and public disclosure may result in additional expense and affect our operations.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC regulations and New York Stock Exchange, or NYSE, rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, in fiscal year 2011, we incurred additional expense related to SEC compliance with XBRL-tagged interactive data-files. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
The Dodd-Frank Wall Street Reform and Consumer Protection Act directed the SEC to implement disclosure requirements concerning public companies' use and sourcing of “conflict minerals” mined in the Democratic Republic of Congo and adjoining countries. The SEC rules issued in August 2012 necessitate a complex compliance process and related administrative expense for a company once it determines a conflict mineral is necessary to the functionality or production of a product that the company manufactures or contracts to manufacture. Such companies must then conduct a reasonable country of origin inquiry to determine if the conflict minerals originated in the covered countries and undertake due diligence on the source and chain of custody in order to file a conflict minerals report with the SEC. In addition to the increased administrative expense and management involvement for our company as we navigate the aspects of the new requirements that apply to us, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations or to the extent requested by any reseller customers and their stakeholders, even if the SEC disclosure requirements do not apply to us or to those customers regarding those products. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.
If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2012, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. In the past, however, our internal controls have not eliminated all error. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

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
Our distribution services segment occupies over 35 facilities covering approximately 4 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 2 million square feet of property and lease the remainder.
Our GBS segment occupies over 45 facilities comprising of administrative buildings, service facilities and call centers covering approximately 800 thousand square feet. We own approximately 170 thousand square feet and lease the remainder.
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

Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of November 30, 2012:

Name	Age	Position
Kevin Murai	49	President, Chief Executive Officer and a Director
Peter Larocque	51	President, U.S. Distribution
Dennis Polk	46	Chief Operating Officer and a Director
Thomas Alsborg	50	Chief Financial Officer
Simon Leung	47	Senior Vice President, General Counsel and Corporate Secretary
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
Dennis Polk is our Chief Operating Officer and has served in this capacity since July 2006. Mr. Polk is also a Director and has served in this capacity since February 2012. He previously served as Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University.
Thomas Alsborg is our Chief Financial Officer and has served in this capacity since March 2007. Prior to SYNNEX, Mr. Alsborg was with Solectron Corporation where he served in various accounting and finance capacities over his ten-year tenure including Vice President and Chief Financial Officer of Solectron Global Services and Vice President of Finance and Vice President, Investor Relations. Prior to Solectron, Mr. Alsborg was with McDonald’s Corporation and a Certified Public Accountant with Ernst & Young LLP. Mr. Alsborg received a Bachelor of Science degree in Accounting from Oral Roberts University and a Master in Business Administration, Finance and International Business from Santa Clara University. As previously announced, Mr. Alsborg is expected to retire from our company upon the earlier of May 31, 2013 or the appointment of a new Chief Financial Officer. In the event we appoint a new Chief Financial Officer prior to May 31, 2013, Mr. Alsborg will transition to a consulting role through May 31, 2013.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is traded on the New York Stock Exchange, or NYSE, under the symbol “SNX.” The following table sets forth the range of high and low sales prices for our common stock for each of the periods listed, as reported by the NYSE.

	Price Range of Common Stock
	Low	High
Fiscal Year 2012
First Quarter	$28.37	$41.82
Second Quarter	$33.18	$44.25
Third Quarter	$31.26	$35.62
Fourth Quarter	$30.70	$35.88

Fiscal Year 2011
First Quarter	$28.73	$36.50
Second Quarter	$30.91	$36.72
Third Quarter	$22.56	$32.87
Fourth Quarter	$23.19	$30.26

As of January 15, 2013, our common stock was held by 812 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our initial public offering. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities place restrictions on our ability to pay dividends.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2007, compares our cumulative total stockholder return, the NYSE Composite Index and the Standard Industrial Classification, or SIC, Code Index (SIC Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software) for the period beginning November 30, 2007 through November 30, 2012. The closing price per share of our common stock was $33.02 on November 30, 2012. No cash dividends have been declared on our common stock since the initial public offering. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2007	11/30/2008	11/30/2009	11/30/2010	11/30/2011	11/30/2012
SYNNEX Corporation	100.00	50.63	137.03	138.72	142.06	159.83
NYSE Market Index	100.00	58.43	76.32	81.95	84.68	96.08
Computers & Peripheral Equipment	100.00	52.95	84.55	94.92	88.84	81.64
Repurchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2012 - September 30, 2012	—	—	—	$63,323,574
October 1, 2012 - October 31, 2012	140,750	$32.05	140,750	$58,810,370
November 1, 2012 - November 30, 2012	103,501	$31.56	103,501	$55,542,037

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

Item 6.    Selected Consolidated Financial Data
The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and cash flow data presented below for fiscal years 2012, 2011 and 2010 and the consolidated balance sheet data as of November 30, 2012 and 2011 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2009 and 2008 and the Consolidated Balance Sheet data as of November 30, 2010, 2009 and 2008 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 3 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2012	2011	2010	2009	2008
Statements of Operations Data: (in thousands, except per share amounts)
Revenue	$10,285,507	$10,409,840	$8,614,141	$7,719,197	$7,736,726
Cost of revenue	(9,628,770)	(9,779,342)	(8,122,525)	(7,296,167)	(7,322,862)
Gross profit	656,737	630,498	491,616	423,030	413,864
Selling, general and administrative expenses	(401,725)	(374,270)	(292,466)	(273,381)	(267,498)
Income from continuing operations before non-operating items, income taxes, noncontrolling interest	255,012	256,228	199,150	149,649	146,366
Interest expense and finance charges, net	(22,930)	(25,505)	(17,114)	(18,032)	(17,206)
Other income (expense), net	4,471	(1,005)	1,550	3,036	(7,812)
Income from continuing operations before income taxes and noncontrolling interest	236,553	229,718	183,586	134,653	121,348
Provision for income taxes	(84,050)	(79,165)	(66,910)	(49,028)	(44,811)
Income from continuing operations before noncontrolling interest, net of tax	152,503	150,553	116,676	85,625	76,537
Income from discontinued operations, net of tax	—	—	75	5,199	6,647
Gain on sale of discontinued operations, net of tax	—	—	11,351	—	—
Net income	152,503	150,553	128,102	90,824	83,184
Net income attributable to noncontrolling interest	(1,127)	(222)	(154)	(1,157)	(693)
Net income attributable to SYNNEX Corporation	$151,376	$150,331	$127,948	$89,667	$82,491
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	151,376	150,331	116,538	85,758	76,762
Discontinued operations:
Income from discontinued operations, net of tax	—	—	59	3,909	5,729
Gain on sale of discontinued operations, net of tax	—	—	11,351	—	—
Net income attributable to SYNNEX Corporation	$151,376	$150,331	$127,948	$89,667	$82,491
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$4.14	$4.20	$3.35	$2.62	$2.43
Discontinued operations	—	—	0.33	0.12	0.18
Net income per common share - basic	$4.14	$4.20	$3.68	$2.74	$2.61
Diluted:
Income from continuing operations	$3.99	$4.08	$3.26	$2.53	$2.31
Discontinued operations	—	—	0.32	0.11	0.17
Net income per common share - diluted	$3.99	$4.08	$3.58	$2.64	$2.48

	As of November 30,
	2012	2011	2010	2009	2008
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$163,699	$67,571	$88,038	$37,816	$35,147
Working capital	1,085,754	1,066,162	895,185	762,305	590,094
Total assets	2,963,262	2,833,295	2,499,861	2,099,910	2,032,386
Current borrowings under term loans, lines of credit and convertible debt	194,134	159,200	245,973	150,740	340,466
Long-term borrowings	81,152	223,822	140,333	136,195	131,157
Total equity	1,319,355	1,168,458	992,827	838,735	696,887

	Fiscal Years Ended November 30,
	2012	2011	2010	2009	2008
Other Data: (in thousands)
Depreciation and amortization from continuing operations	$24,630	$24,673	$16,285	$17,803	$16,811

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Annual Report on Form 10-K or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits of our acquisitions, impact of MiTAC International Corporation, or MiTAC International, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, our convertible notes, including the settlement of our convertible notes, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of November 30, 2012, we had over 11,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 87%, of our total revenue was from North America for both the fiscal years 2012 and 2011and 98% for the fiscal year 2010.
In our distribution services segment, we purchase IT systems, peripherals, system components, software, networking equipment, CE and complementary products from our primary suppliers such as Hewlett-Packard Company, or HP, Lenovo, Acer Inc., Panasonic Corporation and Seagate Technologies LLC and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In our distribution business, we provide comprehensive IT solutions in key vertical markets such as government and healthcare. We also provide specialized service offerings that increase efficiencies in areas like print management, renewals, networking and other services. In our GBS segment, our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media.
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
In fiscal years 2012 and 2011, no customer accounted for more than 10% of our total revenue. In fiscal year 2010, one customer accounted for 11% of our total revenue. Approximately 36%, 35%, and 38% of our total revenue in fiscal years 2012, 2011, and 2010, respectively, were derived from the sale of HP products and services.
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
In our distribution services segment, we are highly dependent on the end-market demand for IT and CE products and services. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE industries and increased price-based competition.
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
Economic and Industry Trends
Our revenue is highly dependent on the end-market demand for IT and CE products. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE distribution industry and increased price-based competition. The GBS industry is also extremely competitive. The customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. During fiscal year 2010, the economic environment was slow in recovering from the recession in the prior year. The economy stabilized and grew modestly during fiscal years 2011 and 2012. While we are susceptible to economic trends in the global economy, our distribution business is largely concentrated in the United States, Canada and Japan, so we will be most directly impacted by economic strength or weakness in these geographies.

Seasonality
Our operating results are affected by the seasonality of the IT and CE products industries. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.
Deferred Compensation Plan
We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on uninvested amounts. Interest expense on the deferred amounts is classified in selling, general and administrative expenses on our Consolidated Statements of Operations. The participant may designate one or more investments as the measure of investment return on the participant’s account. The equity securities are either classified as trading securities or cost-method securities. Generally, the gains (losses) on the deferred compensation securities are recorded in other income (expense), net and an equal amount is charged (or credited if losses) to selling, general and administrative expenses relating to compensation amounts which are payable to the plan participants. For the deferred compensation investments, we recorded a gain of $2.6 million, a loss of $1.1 million and a gain of $0.2 million, in fiscal years 2012, 2011 and 2010, respectively.
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
Our Mexico operation primarily focuses on projects with the Mexican government and other public agencies that are long-term in nature. Under the agreements, we sell computers and equipment to contractors that provide services to the Mexican government. We also sell computers, equipment and services directly to the Mexican government. The payments are due on a monthly basis and contingent upon the satisfactory performance of certain services, fulfillment of certain obligations and meeting certain conditions. We recognize revenue and cost of revenue on a straight-line basis over the term of the contract as the contingencies are satisfied and payments become due.
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

OEM Supplier Programs. We receive funds from OEM suppliers for inventory price protection, product rebates, marketing and infrastructure reimbursement, and promotion programs. Product rebates are recorded as a reduction of cost of revenue. Marketing, infrastructure and promotion programs are recorded, net of direct costs, in selling, general and administrative expenses. Any excess funds associated with these programs are recorded in cost of revenue. We accrue rebates based on the terms of the program and sales of qualifying products. Some of these programs may extend over one or more quarterly reporting periods. Certain OEM supplier agreements provide a right for the suppliers to audit program claims on a periodic basis. Amounts received or receivable from OEM suppliers that are not yet earned are deferred on our balance sheet. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. In addition, OEM suppliers may seek to change the terms of some or all of these programs or cease them altogether. Any such change could lower our gross margins on products we sell or revenue earned. We also provide reserves for receivables on OEM supplier programs for estimated losses resulting from OEM suppliers’ inability to pay or rejections of such claims by OEM suppliers.
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
Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition. We assess potential impairment of our goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. We also assess potential impairment of our goodwill on an annual basis during our fourth quarter, regardless if there is evidence or suspicion of impairment. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors we consider important, which may cause impairment, include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant under-performance relative to historical or projected operating results.
An accounting update to the provisions of the accounting standard for goodwill gives companies the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We conducted our annual impairment analysis in the fourth quarter of fiscal year 2012 using this qualitative approach. For the purpose of goodwill analysis, we have two reporting units, our distribution services reporting unit and our GBS reporting unit. Our goodwill impairment analysis did not result in any impairment charge for fiscal years 2012, 2011, and 2010.
Long-lived assets. We review the recoverability of our long-lived assets, such as property and equipment and certain other assets, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.
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
Acquisitions during the fiscal years 2011 and 2012
On December 1, 2010, we acquired 70.0% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific Corporation Limited, or SB Pacific, our equity method investee at that time, acquired the remaining 30.0% noncontrolling interest. At the time of the acquisition, our total direct and indirect ownership of Marubeni Infotec Corporation was 80.0%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation, or Infotec Japan, is a distributor of IT equipment, electronic components and software in Japan. This acquisition was in the distribution services segment and enabled our expansion into Japan.
The aggregate consideration for the transaction initially was JPY700.0 million, or approximately $8.4 million, of which our direct share was $5.9 million. In the first quarter of fiscal year 2012, we reached an agreement with the sellers to reduce the purchase price by JPY125.2 million. The purchase price as adjusted was JPY574.8 million, or approximately $6.9 million. The total net tangible liabilities in excess of net tangible assets acquired were $19.2 million. We recorded $26.1 million in goodwill and intangibles. Subsequent to the acquisition, in fiscal year 2011, SB Pacific and we invested $6.4 million and $15.0 million, respectively, in additional capitalization of Infotec Japan.
In fiscal year 2012, we purchased the shares of Infotec Japan held by SB Pacific for $17.5 million, increasing our ownership interest in Infotec Japan to 99.8%.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not yet collected as of November 30, 2012 and 2011 were $11.2 million and $11.0 million, respectively.
During fiscal year 2011, we acquired certain businesses of e4e, Inc., or e4e, 100% of the stock of the global email company limited, or gem, and certain assets of VisionMAX Solutions Inc., or VisionMAX, for an aggregate purchase price of $43.3 million. The acquisitions were integrated into our GBS segment and brought additional BPO scale, complemented our service offerings in social media and cloud computing and expanded our customer base and geographic presence. The net tangible assets acquired were $10.2 million and we recorded $33.2 million in goodwill and intangibles on finalization of the purchase price allocation.
In fiscal year 2012, we acquired a business in the GBS segment for a purchase price of $6.2 million with $1.2 million payable upon the completion of certain post-closing procedures and $1.3 million contingent consideration payable upon the achievement of certain target earnings. We recorded goodwill of $6.0 million in relation to this acquisition. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis.
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

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Fiscal Years Ended November 30,
	2012	2011	2010
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(93.61)	(93.94)	(94.29)
Gross profit	6.39	6.06	5.71
Selling, general and administrative expenses	(3.91)	(3.60)	(3.40)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	2.48	2.46	2.31
Interest expense and finance charges, net	(0.22)	(0.25)	(0.20)
Other income (expense), net	0.04	(0.01)	0.02
Income from continuing operations before income taxes and noncontrolling interest	2.30	2.20	2.13
Provision for income taxes	(0.82)	(0.76)	(0.77)
Income from continuing operations before noncontrolling interest, net of tax	1.48	1.44	1.36
Income from discontinued operations, net of tax	—	—	0.00
Gain on sale of discontinued operations, net of tax	—	—	0.13
Net income	1.48	1.44	1.49
Net income attributable to noncontrolling interest	(0.01)	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.47%	1.44%	1.49%
Fiscal Years Ended November 30, 2012, 2011 and 2010
Revenue

	Fiscal Years Ended November 30,			Percent Change
	2012	2011	2010	2012 to 2011	2011 to 2010
		(in thousands)
Revenue	$10,285,507	$10,409,840	$8,614,141	(1.2)%	20.8%
Distribution Revenue	10,121,271	10,275,295	8,526,309	(1.5)%	20.5%
GBS Revenue	197,391	163,376	112,380	20.8%	45.4%
Inter-Segment Elimination	(33,155)	(28,831)	(24,548)	15.0%	17.4%
In our distribution business, we sell in excess of 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as technical support, renewals management, lead management, direct sales, customer service, back office processing and ITO. The inter-segment elimination relates to the inter-segment, back office support services provided by our GBS segment to our distribution services segment. Third-party GBS revenue can be derived by netting the inter-segment eliminations into GBS revenue. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.
Our revenue from the distribution services segment in fiscal year 2012 decreased from fiscal year 2011 primarily due to the effects of transitioning a certain customer contract from a traditional full service distribution relationship that had existed to a fee-for-service basis starting in the fourth quarter of fiscal year 2011. The impact of this change resulted in approximately 4% lower revenue recorded during fiscal year 2012. In comparison to fiscal year 2011, our sales of systems components increased by 7%, our sales of IT systems remained relatively consistent and our sales of software, networking equipment and peripherals decreased by 14%, 4% and 3%, respectively. The decrease in our software sales compared to the prior year is primarily due to lower sales from gaming software.
Overall, the demand for IT products continued to be stable in North America while the demand for CE products was more challenging in North America and slower in Japan.
During fiscal year 2011, our revenue in the distribution services segment increased compared to the prior year period due to our acquisition of Infotec Japan, stability in the market conditions in the United States and the full year impact of our acquisition of Jack of All Games, which was completed at the end of our first fiscal quarter of 2010. This increase was offset by the sale of a portion of our contract assembly business in fiscal year 2010 and by transitioning of certain customer contracts from the traditional full service distribution relationship that had existed, to a fee-for-service basis starting in the fourth quarter of fiscal year 2011. During fiscal year 2011, revenue from Infotec Japan was approximately $1.22 billion, or 12% of our distribution revenue. Compared to the prior year period, our sales in North America from peripherals increased 8%, sales of IT systems increased 8%, sales of system components increased 10%, sales of networking systems increased 19% and sales of software increased 13%.
In our GBS segment, approximately 70% of the increase in revenue in fiscal year 2012 as compared to fiscal year 2011, was due to revenue generated from acquisitions that occurred in the fourth quarter of fiscal year 2011. In addition, we generated revenue from new customer accounts and increased revenue from our existing customer base.
Approximately 75% of the increase in revenue in the fiscal year 2011 as compared to fiscal year 2010, is revenue generated from our fiscal year 2011 acquisitions and the full year impact of our fiscal year 2010 fourth quarter acquisitions, offset in part by the fiscal year 2010 sale of Nihon Daikou Shouji, or NDS, which generated $11.9 million in revenue in fiscal year 2010. In addition, our revenue benefited from organic growth from expansion of our customer base and service offerings.
Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2012	2011	2010	2012 to 2011	2011 to 2010
		(in thousands)
Gross Profit	$656,737	$630,498	$491,616	4.2%	28.3%
Percentage of Revenue	6.39%	6.06%	5.71%
Our gross profit is affected by a variety of factors, including competition, average selling prices, the variety of products and services we sell, our customers, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, acquisitions and divestitures of business units, fluctuations in revenue, and our mix of business including our BPO services.
Our gross margin for the fiscal year 2012 increased by 33 basis points over fiscal year 2011. Our gross margins in the current year were favorably impacted by 25 basis points by the effects of transitioning certain customer revenue to a fee-for-service basis. The margins also benefited from lower reserve requirements and more favorable vendor incentive rebates as compared to the prior year period. Our margins were also favorably impacted by supply-demand constraints of hard disk drives, which started in the fourth quarter of fiscal year 2011 and ended in the first quarter of fiscal year 2012.
Our gross profit as a percentage of revenue in fiscal year 2011 increased by 35 basis points over fiscal year 2010. The increase is primarily attributable to the favorable changes in our product and service mix, higher vendor rebates in our distribution services segment and growth in our GBS segment. Our margins were also favorably impacted by the effects of transitioning certain customer revenue to a fee-for-service basis in the fourth quarter of fiscal year 2011 and by our ability to respond to the unexpected supply-demand constraints of hard disk drives.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(in thousands)
Selling, General and Administrative Expenses	$401,725	$374,270	$292,466	7.3%	28.0%
Percentage of Revenue	3.91%	3.60%	3.40%

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
Our selling, general and administrative expenses in fiscal year 2012 increased compared to the prior year fiscal year 2011 due to increased investment in our business and our fiscal year 2011 acquisitions. The costs related to our acquisitions in the fourth quarter of fiscal year 2011 in our GBS segment accounted for $10.5 million of the increase in fiscal year 2012. Our personnel and general overhead expenses were higher by $14.2 million due to investment in our business operations. Our deferred compensation expenses were higher by $2.8 million based on the performance of those investments. In addition, the fiscal year 2011 results benefited by $5.4 million for changes in the fair value of certain contingent consideration pertaining to our acquisitions in our GBS segment in comparison to a benefit of $0.7 million recognized in fiscal year 2012. These increases were offset in part by $4.2 million lower bad debt expense and $0.5 million benefit from fluctuations in foreign currency exchange rates.
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
Income from Continuing Operations before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Fiscal Years Ended November 30,			Percent Change
	2012	2011	2010	2012 to 2011	2011 to 2010
		(in thousands)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	$255,012	$256,228	$199,150	(0.5)%	28.7%
Percentage of Total Revenue	2.48%	2.46%	2.31%
Distribution income from continuing operations before non-operating items, income taxes and noncontrolling interest	241,817	237,322	187,478	1.9%	26.6%
Percentage of Distribution Revenue	2.39%	2.31%	2.20%
GBS income from continuing operations before non-operating items, income taxes and noncontrolling interest	13,483	18,906	11,672	(28.7)%	62.0%
Percentage of GBS Revenue	6.83%	11.57%	10.39%
Inter-Segment Elimination	(288)	—	—	—	—
Our income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue was 2.48% in fiscal year 2012 compared to 2.46% in fiscal year 2011. In our distribution services segment, our operating margins were favorably impacted by the effects of transitioning of certain distribution customer revenue to a fee-for-service basis beginning from the fourth quarter of fiscal year 2011 and by the supply-demand constraints of hard disk drives primarily in the first quarter of fiscal year 2012. These benefits from our higher gross margins were partially offset by higher selling, general and administrative expenses. Our operating margins in our GBS segment in fiscal year 2012 were lower than the prior fiscal year 2011 because the prior year results benefited by $5.4 million for changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in this segment.
Our income from continuing operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue increased to 2.46% in fiscal year 2011 from 2.31% in fiscal year 2010. In our distribution services segment, the improvement in our operating margins was driven in large part by the unexpected supply-demand constraints of hard disk drives and by the impact of transitioning certain customer revenue to a fee-for-service basis in the fourth quarter of fiscal year 2011. Our operating margins in our GBS segment in fiscal year 2011 benefited by $5.4 million recognized for changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in this segment. This benefit was offset in part by $1.1 million acquisition and integration costs pertaining to fiscal year 2011 and fourth quarter fiscal year 2010 acquisitions.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2012	2011	2010	2012 to 2011	2011 to 2010
		(in thousands)
Interest expense and finance charges, net	$22,930	$25,505	$17,114	(10.1)%	49.0%
Percentage of revenue	0.22%	0.25%	0.20%

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
Interest expense and finance charges, net were lower in fiscal year 2012 as compared to the fiscal year 2011 because of lower levels of borrowings and lower interest rates. In addition, the interest income from our Mexico contracts was higher in fiscal year 2012 compared to the prior year.
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
Other Income (Expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2012	2011	2010	2012 to 2011	2011 to 2010
		(in thousands)
Other income (expense), net	$4,471	$(1,005)	$1,550	544.9%	(164.8)%
Percentage of revenue	0.04%	(0.01)%	0.02%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The other income increased in fiscal year 2012 as compared to fiscal year 2011 primarily due to $3.4 million higher gains from our deferred compensation investments. In addition, we recognized a gain of $1.3 million on the sale of our investment in SB Pacific.
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
Our effective tax rate in fiscal year 2012 was 35.5% as compared to 34.5% and 36.4% in fiscal years 2011 and 2010, respectively. The increase in our effective tax rate in fiscal year 2012 as compared to the prior year was due to the $5.4 million benefit in fiscal year 2011 for changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in our GBS segment. These benefits were not subject to income tax. The fiscal year 2011 effective tax rate was also lower due to the benefit of certain state tax credits and the release of tax reserves due to the expiration of the statute of limitations. The effective tax rate in fiscal year 2010 benefited from the release of certain tax reserves resulting from the conclusion of the Internal Revenue Service, or IRS, tax audits and the expiration of the statute of limitations. This was offset by the loss of tax holidays in a foreign location and the changes in the mix of income in the different tax jurisdictions in which we operate.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The noncontrolling interest in fiscal years 2012 and 2011 primarily represents SB Pacific’s ownership of Infotec Japan. This noncontrolling interest has been reflected in the results of our distribution services segment. As of November 30, 2012, we had purchased all the shares of Infotec Japan held by SB Pacific.
The noncontrolling interest in fiscal year 2010 represents the share of net income attributable to the minority owners of NDS and HiChina Web Solutions, or HiChina. HiChina was sold in December 2009 and is presented in discontinued operations in our Consolidated Statements of Operations. NDS was sold in August 2010. These noncontrolling interests were reflected in the results of our GBS segment.
Discontinued Operations
On December 28, 2009, HiChina was sold to Alibaba.com Limited. HiChina provided domain name registration and web site hosting and design. HiChina was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary of SYNNEX Corporation. Under the terms of the agreement, we received $65.4 million for our estimated 79% controlling ownership in HiChina. During fiscal year 2010, we recorded total gain on the sale of $11.4 million, net of $1.2 million income taxes. We, the ultimate parent, have guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of HiChina. HiChina was a part of our GBS segment. We have no significant continuing involvement in the operations of HiChina. In conjunction with the sale of HiChina, we recorded a contingent indemnification liability of $4.1 million.
The sale of HiChina qualified as a discontinued operation and accordingly, we have excluded results of HiChina's operations from our Consolidated Statements of Operations for fiscal year 2010 to present this business in discontinued operations.
The following table shows the results of operations of HiChina for fiscal year 2010, which are included in the earnings from discontinued operations:

Fiscal Year Ended
November 30, 2010*
(in thousands)
Revenue	$2,959
Cost of revenue	(1,706)
Gross profit	1,253
Selling, general and administrative expenses	(1,199)
Income before non-operating items, income taxes and noncontrolling interest	54
Interest income, net	17
Other income, net	5
Income before income taxes and noncontrolling interest	76
Provision for income taxes	(1)
Income from discontinued operations	75
Income from discontinued operations attributable to noncontrolling interest	(16)
Income from discontinued operations attributable to SYNNEX Corporation	$59
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

Net cash provided by operating activities was $242.8 million in fiscal year 2012, primarily generated from our net income of $152.5 million. Our cash provided by operating activities benefited from higher accounts payable balances of $106.9 million and lower inventory balances of $49.5 million. These benefits were offset in part by higher accounts receivable balances of $113.0 million.
Net cash provided by operating activities in fiscal year 2011 was $219.2 million, primarily consisting of our net income of $150.6 million. Our net cash provided by operating activities in fiscal year 2011 benefited from improvements in our cash conversion cycle resulting in $29.5 million lower accounts receivable and $28.2 million lower inventory balances. These benefits were offset by $50.0 million lower accounts payable due to timing of payments to our vendors.
Net cash used in operating activities was $65.9 million in fiscal year 2010, which was mainly due to the purchase of inventory as business levels increased resulting in $240.1 million higher inventory, higher accounts receivable of $186.4 million from higher sales year over year in the United States and Canada and higher net receivables from affiliates of $11.4 million. The above increases were partially offset by lower accounts payable of $220.2 million and net income of $128.1 million.
Net cash used in investing activities in fiscal year 2012 was $9.6 million. Our investment in the purchase of equipment and leasehold improvements during the year to support the growth in our distribution services and GBS segments was $14.5 million. Cash paid for acquisitions was $1.6 million and loans given to third parties, net of collections were $1.1 million. We realized $3.5 million from divesting our 33.3% ownership in SB Pacific and received $2.2 million in net proceeds from the trading activities in our deferred compensation investments. Due to the timing of our lockbox collections under our borrowing arrangements our restricted cash was lower by $2.2 million.
Net cash used in investing activities in fiscal year 2011 was $126.4 million which included $57.3 million, net of cash acquired, used for our acquisitions of Encover, Inc., e4e, gem and VisionMAX in our GBS segment and $4.5 million, net of cash acquired, used for the acquisition of Infotec Japan in our distribution services segment, offset by $1.5 million collected from the sellers of Jack of All Games upon the final settlement of the purchase price. We also collected $1.0 million on our sale of certain contract manufacturing business related assets in the prior year to MiTAC International. Our capital expenditures during the period were $40.2 million, of which $15.4 million was used for the purchase of a distribution and logistics facility in Illinois and the remainder in equipment and infrastructure investments. In addition, we invested $4.8 million in SB Pacific, our equity-method investee. Our restricted cash increased by $14.0 million primarily due to the timing of lockbox collections under our borrowing arrangements. Our investment in term deposits with a maturity period of over three months, net of the proceeds from maturity deposits was $6.8 million.
Net cash provided by investing activities was $1.1 million in fiscal year 2010, which included $37.8 million cash received from the sale of our businesses, $9.7 million in proceeds from our held-to-maturity term deposits, net of purchases; and a $15.2 million decrease in our restricted cash; partially offset by $47.4 million cash used for the acquisition of Jack of All Games and the fiscal fourth quarter acquisitions in our GBS segment and $12.7 million investment in capital expenditures. Cash received from the sales of our businesses included $33.1 million from the sale of HiChina, $3.2 million from the sale of the BDG division of SYNNEX Canada, and $1.5 million from the sale of NDS.
Net cash used in financing activities in fiscal year 2012 was $137.5 million, consisting of $106.5 million net payments on our securitization arrangements, revolving lines of credit and our term loans as we reduced our external borrowing levels during the year. Our higher cash balances during the year also resulted in $26.5 million lower book overdraft. During the year, $7.8 million was used for the repurchase of our treasury stock, $6.1 million was used to repurchase shares of Infotec Japan from the noncontrolling interest and $1.1 million was paid for acquisition related contingent considerations. These payments were offset in part by $7.2 million proceeds from the exercise of employee stock options and $3.1 million was the excess tax benefits from share-based compensation.
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
Capital Resources
Our cash and cash equivalents totaled $163.7 million and $67.6 million as of November 30, 2012 and 2011, respectively. Of our total cash and cash equivalents the cash held by our foreign subsidiaries was $92.8 million and $59.5 million as of November 30, 2012 and November 30, 2011, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
As of November 30, 2012, there were approximately $248.3 million of cumulative undistributed earnings of foreign subsidiaries. Repatriation of the undistributed earnings would be subject to United States federal income taxes, less applicable foreign taxes. Also, repatriation of some foreign balances is restricted by local laws. We have not provided for U.S. federal income tax or foreign withholding taxes on foreign subsidiaries' undistributed earnings as currently we have no plan to repatriate those earnings back to the United States. Further, it is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries. However, if in the future, we intend to repatriate the undistributed earnings of foreign subsidiaries to the United States in the form of dividend or otherwise, we will include the impact of U.S. taxes as well as local taxes and withholding taxes in the provision for income taxes and also in the deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.
We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.
In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Convertible Senior Notes, in a private placement. However, under certain circumstances we may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if certain triggering events are met, the Convertible Senior Notes can be converted into shares of common stock at any time before their maturity. Because we currently intend to settle the Convertible Senior Notes using cash at some future date, we maintain within our Amended and Restated U.S. Arrangement and the Amended and Restated Revolver ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes. (See On-Balance Sheet Arrangements below). These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Convertible Senior Notes. See Note 12—Convertible Debt.
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. We can pledge up to a maximum of $400.0 million in United States trade accounts receivable, or the U.S. Receivables. In October 2012, we amended the U.S. Arrangement, or the Amended and Restated U.S. Arrangement. The maturity date of the Amended and Restated U.S. Arrangement was extended to October 18, 2015. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a blend of the prevailing dealer commercial paper rates, plus a program fee of 0.60% per annum based on the used portion of the commitment and a facility fee of 0.60% per annum payable on the aggregate commitment. There was no balance outstanding on the Amended and Restated U.S. Arrangement as of November 30, 2012. The balance outstanding on the U.S. Arrangement as of November 30, 2011 was $64.5 million.
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
We have a senior secured revolving line of credit arrangement, or the Revolver, with a financial institution which provides a maximum commitment of $100.0 million. In October 2012, the Revolver was amended, or the Amended and Restated Revolver, to extend the maturity date of the credit arrangement from November 2013 to October 2017. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50.0 million to $150.0 million at our request, in the event the current lender consents to such increase or another lender participates in the Amended and Restated Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or London Interbank Offered Rate, or LIBOR, at our option. The margin on the LIBOR is determined in accordance with our fixed charge coverage ratio and is currently 1.50%, compared to 2.25% prior to the amendment in October 2012. Our base rate is based on the financial institution's prime rate. The amendment in October 2012 reduced the unused line fee to 0.30% per annum from 0.50% per annum, and is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lenders' commitments. The Amended and Restated Revolver is secured by our inventory and other assets.
It would be an event of default under the Amended and Restated Revolver if a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within thirty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless we have a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement. There is no event of default if within the thirty day period prior to maturity of the Amended and Restated Revolver if: (a) borrowing availability exceeds 90% of the commitment amount and (b) the fixed charge coverage ratio, when measured at the end of the fiscal quarter on a trailing four quarter basis, is greater than or equal to 1.75 to 1.00. There was no borrowing outstanding under this credit arrangement as of both November 30, 2012 and 2011.
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
SYNNEX Canada, has a revolving line of credit arrangement with a financial institution for a maximum commitment of CAD125 million, or the Canadian Revolving Arrangement. In May 2012, SYNNEX Canada completed the renewal of this arrangement, or the Renewed Canadian Revolving Arrangement. The Renewed Canadian Revolving Arrangement maximum commitment is CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Renewed Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of both November 30, 2012 and 2011, outstanding standby letters of credit totaled $3.4 million. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Renewed Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Renewed Canadian Revolving Arrangement. The Renewed Canadian Revolving Arrangement expires in May 2017. The interest rate applicable under the Renewed Canadian Revolving Arrangement is equal to (1) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars; whereas before the renewal, it was a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (2) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars; whereas before the renewal, it was a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (3) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan; whereas before the renewal, it was a minimum rate of 1.00% plus a margin of 2.75% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and b) the one month Canadian Dealer Offered Rates or CDOR (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. After the renewal, a fee of 0.25% per annum is payable with respect to the unused portion of the commitment; whereas before the renewal, this fee was 0.375% per annum. There were no borrowings outstanding under the Renewed Canadian Revolving Arrangement as of November 30, 2012. The borrowings outstanding under our Canadian Revolving Arrangement as of November 30, 2011 were $27.3 million.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of November 30, 2012 and 2011 was $8.6 million and $9.1 million, respectively.
Infotec Japan had a credit agreement with a group of financial institutions for a maximum commitment of JPY10.0 billion. The credit agreement was comprised of a JPY6.0 billion long-term loan and a JPY4.0 billion short-term revolving credit facility. As of November 30, 2012, the balance outstanding under the term loan was $72.7 million and the revolving credit facility was $38.8 million. As of November 30, 2011, the balance outstanding under the term loan was $77.3 million and the revolving credit facility was $51.5 million.
In December 2012, Infotec Japan refinanced the credit facility to increase the short-term revolving credit facility to JPY8.0 billion and therefore the maximum commitment of the credit agreement increased to JPY14.0 billion. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin of 2.25% per annum. After the refinancing, this margin was lowered to 1.90%. The refinanced credit facility expires in December 2015. The long-term loan can be repaid at any time prior to December 2015 without penalty. We had issued a guarantee of JPY7.0 billion under the original credit agreement. Following the refinancing, this guarantee was increased to cover all obligations of Infotec Japan to the lenders.
Infotec Japan has two term loans with financial institutions that consist of a short-term revolving credit facility of JPY1.0 billion and a term loan of JPY35.0 million. As of November 30, 2011, Infotec Japan had a short-term loan of JPY1.0 billion, which was refinanced upon maturity for the same amount in fiscal year 2012, with a new lender. The new loan is a one-year revolving credit facility of JPY1.0 billion, which expires in February 2013 and bears an interest rate that is based on TIBOR, plus a margin of 1.75%. The term loan of JPY35.0 million expired in December 2012 and bore a fixed interest rate of 1.50%.
In addition, as of November 30, 2012 and November 30, 2011, Infotec Japan had $0.1 million and $0.5 million, respectively, outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
As of November 30, 2012 and 2011, we had capital lease obligations of $1.0 million and $1.5 million, respectively, primarily pertaining to Infotec Japan.
Covenants Compliance
In relation to our Amended and Restated U.S. Arrangement, the Amended and Restated Revolver, the Infotec Japan credit facility and the Renewed Canadian Revolving Arrangement, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit our ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes, subject to certain liquidity tests. As of November 30, 2012, we were in compliance with all material covenants for the above arrangements.
Convertible Debt
In May 2008, we issued $143.8 million of aggregate principal amount of our Convertible Senior Notes in a private placement. The Convertible Senior Notes have a cash coupon interest rate of 4.0% per annum. Interest on the Convertible Senior Notes is payable in cash semi-annually in arrears on May 15 and November 15 of each year and commenced on November 15, 2008. In addition, we will pay contingent interest in respect of any six-month period from May 15 to November 14 or from November 15 to May 14, with the initial six-month period commencing May 15, 2013, if the trading price of the Convertible Senior Notes for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Convertible Senior Notes. During any interest period when contingent interest is payable, the contingent interest payable per Convertible Senior Note is equal to 0.55% of the average trading price of the Convertible Senior Notes during the ten trading days immediately preceding the first day of the applicable six-month interest period. The Convertible Senior Notes mature on May 15, 2018, subject to earlier redemption, repurchase or conversion.
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if we have called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of November 30, 2012. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Convertible Senior Notes is 33.9945 shares of common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. We may enter into convertible hedge arrangements to hedge the in-the-money feature of the Convertible Senior Notes to counter the potential share dilution.
We may not redeem the Convertible Senior Notes prior to May 20, 2013. We may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. As of November 30, 2012, the Convertible Senior Notes were classified as current debt on the Consolidated Balance Sheets. Also, the Convertible Senior Notes contain various features which under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity.
Holders may require us to repurchase all or a portion of their Convertible Senior Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest up to (including any additional interest and any contingent interest), but excluding, the repurchase date. Accordingly, the Convertible Senior Notes have been classified as a current obligation as of November 30, 2012 on the Consolidated Balance Sheets. If we undergo a fundamental change, holders may require us to purchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest up to (including any additional interest and any contingent interest), but excluding, the fundamental change repurchase date.
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
In accordance with the provisions of the standards for accounting for convertible debt, we recognized both a liability and an equity component of the Convertible Senior Notes in a manner that reflects our non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120.3 million. The difference between the Convertible Senior Note cash proceeds and this estimated fair value was estimated to be $23.4 million and was retroactively recorded as a debt discount and is being amortized to interest expense and finance charges, net over the five-year period to the first put date, utilizing the effective interest method.
As of November 30, 2012, the remaining amortization period is approximately five months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $6.5 million during each of the fiscal years 2012, 2011 and 2010. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $5.3 million, $4.9 million and $4.5 million during fiscal years 2012, 2011 and 2010, respectively. As of both November 30, 2012 and 2011, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22.8 million.
The date of settlement of the Convertible Senior Notes is uncertain due to the various features of the Convertible Senior Notes including put and call elements. Because of the May 2013 put and call features, we have classified the Convertible Senior Notes as short term debt starting May 31, 2012 in the Consolidated Balance Sheets.

We currently intend to settle the Convertible Senior Notes using cash at some future date. We maintain within our Amended and Restated U.S. Arrangement and Amended and Restated Revolver ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes.
Contractual Obligations
Future principal payments due after November 30, 2012 under the above loans, Convertible Senior Notes, capital leases and operating lease arrangements are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$276,629	$195,965	$1,575	$74,496	$4,593
Interest on debt	8,341	2,790	3,992	989	570
Non-cancellable capital leases	971	484	467	20	—
Non-cancellable operating leases	81,318	22,817	32,704	15,935	9,862
Total	$367,259	$222,056	$38,738	$91,440	$15,025

In the above table, the principal amount of $143.8 million of our Convertible Senior Notes is included in the principal debt payments due in less than one year. As described in Note 12, the date of settlement of the Convertible Senior Notes is uncertain due to its various features. We have classified the Convertible Senior Notes as short-term debt due to the May 2013 put and call features.
We have issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, totaling $264.2 million as of November 30, 2012 and $238.7 million as of November 30, 2011. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders.
As of November 30, 2012, we have established a reserve of $21.7 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.
Related Party Transactions
We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of November 30, 2012 and 2011, MiTAC International and its affiliates beneficially owned approximately 27% and 29%, respectively, of our common stock. In addition, Matthew Miau, our Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any of our mergers or acquisitions. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
Until July 31, 2010, we worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled us to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to our contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and us. As part of this transaction, we provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sales agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During fiscal years 2012 and 2011, we recorded $3.7 million and $6.7 million, respectively, for service fees earned, reimbursements for facilities and overhead costs and the achieved earn-out condition.
We purchased inventories from MiTAC International and its affiliates totaling $3.2 million, $5.2 million and $157.1 million during fiscal years 2012, 2011 and 2010, respectively. Our sales to MiTAC International and its affiliates during fiscal years 2012, 2011 and 2010 totaled $2.7 million, $4.2 million and $5.6 million, respectively. Most of the purchases and sales in fiscal year 2010 were pursuant to our Master Supply Agreement with MiTAC International and our former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.

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
Beneficial Ownership of Our Common Stock by MiTAC International
As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 27% of our common stock as of November 30, 2012. These shares are owned by the following entities:

As of November 30, 2012
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
Others
On August 31, 2010, we acquired a 33.3% noncontrolling interest in SB Pacific, which was recorded as an equity-method investment. We were not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is our founder and former Chairman. The balance of the investment as of November 30, 2011 was $6.0 million. We regarded SB Pacific to be a variable interest entity.
During fiscal year 2012, we sold our ownership interest in SB Pacific back to SB Pacific. A gain of $1.3 million was recognized in other income (expense), net on this transaction representing the difference between the sale proceeds and the carrying value of the investment.
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

During fiscal year 2012, the following accounting standards were adopted:
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
In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if they conclude that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the accounting update and performed a qualitative evaluation for the annual goodwill impairment assessment conducted for fiscal year 2012.
In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. We adopted the new disclosure requirements in fiscal year 2012. The application of this accounting update did not have a material impact on our financial statements.

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
The following table presents the hypothetical changes in fair values of our outstanding derivative instruments as of November 30, 2012 and 2011, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2012	$(17,487)	$(10,526)	$(4,296)	$1,313	$6,391	$11,009	$15,227
Forward contracts at November 30, 2011	$(9,998)	$(6,419)	$(3,211)	$(326)	$2,298	$4,683	$6,863
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
A 1.5% increase or decrease in rates as of November 30, 2012 would not result in any material change in the fair value of our obligations. The following tables present the hypothetical interest expense related to our outstanding borrowings with variable interest rates for the years ended November 30, 2012 and 2011, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$—	$—	$—	$—	$—	$—	$—
SYNNEX Canada	—	—	—	—	—	—	—
Infotec Japan	2,603	2,756	2,909	3,062	3,191	3,320	3,449
Total for the year ended November 30, 2012	$2,603	$2,756	$2,909	$3,062	$3,191	$3,320	$3,449
As of November 30, 2012, there were no borrowings outstanding with variable interest rates in the United States and Canada.

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$4,026	$4,053	$4,080	$4,107	$4,133	$4,160	$4,187
SYNNEX Canada	1,338	1,396	1,454	1,512	1,570	1,628	1,686
Infotec Japan	2,766	2,929	3,091	3,254	3,417	3,579	3,742
Total for the year ended November 30, 2011	$8,130	$8,378	$8,625	$8,873	$9,120	$9,367	$9,615

 Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2012 and 2011 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concludes that, as of November 30, 2012, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SYNNEX Corporation:
We have audited the accompanying consolidated balance sheet of SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2012, and the related consolidated statement of operations, comprehensive income, stockholders' equity, and cash flows for the year ended November 30, 2012. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the accompanying index. We also have audited the Company's internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SYNNEX Corporation and subsidiaries as of November 30, 2012, and the results of their operations and their cash flows for the fiscal year ended November 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SYNNEX Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Santa Clara, California
January 28, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SYNNEX Corporation:

In our opinion, the consolidated balance sheet as of November 30, 2011 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of two years in the period ended November 30, 2011 present fairly, in all material respects, the financial position of SYNNEX Corporation and its subsidiaries at November 30, 2011, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended November 30, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
January 27, 2012

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)

	November 30, 2012	November 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$163,699	$67,571
Short-term investments	15,933	16,017
Accounts receivable, net	1,401,087	1,293,027
Receivable from affiliates	285	1,344
Inventories	923,340	975,047
Current deferred tax assets	23,390	28,241
Other current assets	52,727	57,168
Total current assets	2,580,461	2,438,415
Property and equipment, net	122,923	125,157
Goodwill	189,088	185,312
Intangible assets, net	29,049	37,539
Deferred tax assets	619	590
Other assets	41,122	46,282
Total assets	$2,963,262	$2,833,295
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$52,698	$159,200
Convertible debt	141,436	—
Accounts payable	1,111,833	1,035,691
Accrued liabilities	181,270	172,226
Income taxes payable	7,470	5,136
Total current liabilities	1,494,707	1,372,253
Long-term borrowings	81,152	87,659
Convertible debt	—	136,163
Long-term liabilities	58,783	60,676
Deferred tax liabilities	9,265	8,086
Total liabilities	1,643,907	1,664,837
Commitments and contingencies (Note 20)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 37,348 and 36,571 shares issued as of November 30, 2012 and 2011, respectively	37	37
Additional paid-in capital	324,292	310,316
Treasury stock, 720 and 407 shares as of November 30, 2012 and 2011, respectively	(21,611)	(11,524)
Accumulated other comprehensive income	35,405	30,026
Retained earnings	980,900	829,524
Total SYNNEX Corporation stockholders’ equity	1,319,023	1,158,379
Noncontrolling interest	332	10,079
Total equity	1,319,355	1,168,458
Total liabilities and equity	$2,963,262	$2,833,295

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2012	2011	2010
Revenue	$10,285,507	$10,409,840	$8,614,141
Cost of revenue	(9,628,770)	(9,779,342)	(8,122,525)
Gross profit	656,737	630,498	491,616
Selling, general and administrative expenses	(401,725)	(374,270)	(292,466)
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	255,012	256,228	199,150
Interest expense and finance charges, net	(22,930)	(25,505)	(17,114)
Other income (expense), net	4,471	(1,005)	1,550
Income from continuing operations before income taxes and noncontrolling interest	236,553	229,718	183,586
Provision for income taxes	(84,050)	(79,165)	(66,910)
Income from continuing operations before noncontrolling interest, net of tax	152,503	150,553	116,676
Income from discontinued operations, net of tax	—	—	75
Gain on sale of discontinued operations, net of tax	—	—	11,351
Net income	$152,503	$150,553	$128,102
Net income attributable to noncontrolling interest	(1,127)	(222)	(154)
Net income attributable to SYNNEX Corporation	$151,376	$150,331	$127,948
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$151,376	$150,331	$116,538
Discontinued operations:
Income from discontinued operations, net of tax	—	—	59
Gain on sale of discontinued operations, net of tax	—	—	11,351
Net income attributable to SYNNEX Corporation	$151,376	$150,331	$127,948
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$4.14	$4.20	$3.35
Discontinued operations	—	—	0.33
Net income per common share - basic	$4.14	$4.20	$3.68
Diluted:
Income from continuing operations	$3.99	$4.08	$3.26
Discontinued operations	—	—	0.32
Net income per common share - diluted	$3.99	$4.08	$3.58

Weighted-average common shares outstanding - basic	36,584	35,830	34,737
Weighted-average common shares outstanding - diluted	37,908	36,833	35,757

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2012	2011	2010
Net income	$152,503	$150,553	$128,102
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	57	170	62
Change in unrecognized pension and post-retirement benefit costs, net of tax	69	(214)	—
Foreign currency translation adjustment, net of tax	4,628	2,707	4,732
Total other comprehensive income	4,754	2,663	4,794
Comprehensive income:	157,257	153,216	132,896
Comprehensive income attributable to noncontrolling interest	(518)	(894)	(154)
Comprehensive income attributable to SYNNEX Corporation	$156,739	$152,322	$132,742

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	SYNNEX Corporation Stockholders							Noncontrolling interest	Total equity
	Common stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income (loss)	Retained earnings
	Shares	Amount		Shares	Amount
Balances, November 30, 2009	33,720	$34	$253,023	118	$(3,131)	$27,151	$551,245	$10,413	$838,735
Share-based compensation	—	—	8,725		—	—	—	—	8,725
Tax benefits from exercise of non-qualified stock options	—	—	12,226		—	—	—	—	12,226
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	2,040	2	17,858	72	(1,975)	—	—	—	15,885
Changes in tax reserve	—	—	1,189		—	—	—	—	1,189
Changes in equity from sale of subsidiaries	—	—	(2,509)		—	(3,910)	—	(10,566)	(16,985)
Changes in ownership of noncontrolling interests	—	—	—		—	—	—	156	156
Other comprehensive income	—	—	—		—	4,794	—	—	4,794
Net income	—	—	—		—	—	127,948	154	128,102
Balances, November 30, 2010	35,760	36	290,512	190	(5,106)	28,035	679,193	157	992,827
Share-based compensation	—	—	7,993		—	—	—	—	7,993
Tax benefits from exercise of non-qualified stock options	—	—	4,406		—	—	—	—	4,406
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	811	1	7,405	155	(4,742)	—	—	—	2,664
Repurchase of Common Stock		—	—	62	(1,676)	—	—	—	(1,676)
Changes in ownership of noncontrolling interests	—	—	—		—	—	—	9,028	9,028
Other comprehensive income	—	—	—		—	1,991	—	672	2,663
Net income	—	—	—		—	—	150,331	222	150,553
Balances, November 30, 2011	36,571	37	310,316	407	(11,524)	30,026	829,524	10,079	1,168,458
Share-based compensation	—	—	8,438		—	—	—	7	8,445
Tax benefits from exercise of non-qualified stock options	—	—	3,623		—	—	—	—	3,623
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	777	—	9,539	69	(2,305)	—	—	96	7,330
Repurchase of Common Stock		—	—	244	(7,782)	—	—	—	(7,782)
Changes in ownership of noncontrolling interests	—	—	(7,624)		—	16	—	(10,368)	(17,976)
Other comprehensive income	—	—	—		—	5,363	—	(609)	4,754
Net income	—	—	—		—	—	151,376	1,127	152,503
Balances, November 30, 2012	37,348	$37	$324,292	720	$(21,611)	$35,405	$980,900	$332	$1,319,355
The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$152,503	$150,553	$128,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	16,341	17,089	11,189
Amortization of intangible assets	8,289	7,584	5,096
Accretion of convertible notes discount	5,273	4,874	4,504
Share-based compensation	8,445	7,993	8,725
(Benefit from) provision for doubtful accounts	(1,685)	8,505	6,431
Tax benefits from employee stock plans	3,623	4,406	12,226
Excess tax benefit from share-based compensation	(3,143)	(4,389)	(9,798)
(Gain) loss on investments	(2,898)	1,334	(104)
(Gain) loss on disposal of assets and businesses	(1,290)	159	(12,905)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(112,965)	29,479	(186,358)
Receivables from affiliates, net	1,058	1,337	(11,393)
Inventories	49,492	28,240	(240,056)
Other assets	3,592	(4,009)	1,278
Accounts payable	106,938	(49,988)	220,182
Accrued liabilities	(736)	3,009	12,459
Deferred liabilities	9,956	12,977	(15,479)
Net cash provided by (used in) operating activities	242,793	219,153	(65,901)
Cash flows from investing activities:
Purchase of trading investments	(4,047)	(1,545)	(5,914)
Proceeds from sale of trading investments	6,287	3,161	9,166
Proceeds from maturity of (investment in) held-to-maturity term deposits, net	(268)	(6,784)	9,730
Acquisition of businesses, net of cash acquired	(1,592)	(60,355)	(47,376)
Purchase of property and equipment	(14,481)	(40,153)	(12,653)
Proceeds from sale of businesses	—	1,033	37,802
Loans and deposits to third parties, net	(1,091)	(2,914)	(4,856)
Proceeds from sale of (investment in) equity-method investee	3,480	(4,782)	—
Changes in restricted cash	2,152	(14,049)	15,168
Net cash provided by (used in) investing activities	(9,560)	(126,388)	1,067
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	1,430,395	4,224,598	3,990,574
Payment of securitization and revolving line of credit	(1,533,925)	(4,330,321)	(3,897,547)
Proceeds from long-term credit facility and term loans	—	87,309	—
Payment of long-term bank loans, capital leases and other borrowings	(2,949)	(121,423)	(596)
Excess tax benefit from share-based compensation	3,143	4,389	9,798
Book overdraft	(26,504)	13,606	(24,367)
Proceeds from issuance of common stock	7,234	2,664	15,885
Payment of acquisition related contingent consideration	(1,054)	—	—
Payment for purchase of shares of subsidiary	(6,050)	—	—
Cash paid for purchase of treasury stock	(7,782)	(1,676)	—
Capital contribution by noncontrolling interest	—	6,411	99
Net cash provided by (used in) financing activities	(137,492)	(114,443)	93,846
Effect of exchange rate changes on cash and cash equivalents	387	1,211	(380)
Net increase (decrease) in cash and cash equivalents	96,128	(20,467)	28,632
Cash and cash equivalents at beginning of year	67,571	88,038	59,406
Cash and cash equivalents at end of year	$163,699	$67,571	$88,038
Supplemental disclosures of cash flow information:
Interest paid	$14,657	$15,757	$13,528
Income taxes paid	$70,936	$66,358	$56,217

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
Consolidation of variable interest entity
In fiscal year 2007, the Company acquired a majority interest in China Civilink (Cayman). China Civilink operated in China as HiChina Web Solutions ("HiChina"). HiChina provided internet and webhosting services. People’s Republic of China (“PRC”) law limits foreign ownership of companies that provided internet content and advertising services. To comply with these foreign ownership restrictions, the Company operated in China with PRC citizens through contractual arrangements. The Company had the ability to substantially influence the daily operations and financial affairs. As a result of these contractual arrangements, which enabled the Company to control HiChina and its affiliates, the Company regarded HiChina as a variable interest entity. On December 28, 2009 the Company sold its interest in HiChina to Alibaba.com Ltd. and its results are presented as a discontinued operation. In addition, the Company also consolidates entities where it has the ability to substantially influence the operations and financial affairs located in countries that limit foreign ownership as variable interest entities.
Segment reporting
Operating segments are based on components of the Company that engage in business activity that earns revenue and incurs expenses and (a) whose operating results are regularly reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company focuses on providing a full range of distribution and Global Business Services ("GBS") offerings to its customers and operates in two segments.
The distribution services segment distributes information technology ("IT") systems, peripherals, system components, software, networking equipment, consumer electronics (“CE”), and complementary products to a variety of customers, including value-added resellers, system integrators and retailers, as well as provides assembly services to OEMs, including

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

integrated supply chain management, build-to-order and configure-to-order system configurations, materials management and logistics.
The GBS segment provides a range of BPO services that include customer management, renewals management, back office processing, and information technology outsourcing on a global platform. The services are delivered via voice, chat, web, email and digital print.
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
The following table summarizes the restricted cash balances as of November 30, 2012 and 2011 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of November 30,
	2012	2011
Related to borrowing arrangements and others:
Other current assets	$23,247	$28,279
Related to long-term projects:
Other assets	6,103	2,938
Total restricted cash	$29,350	$31,217

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
The Company has investments in equity instruments of privately-held companies and investments for which there are not readily determinable fair values. The investments that are included in “Short-term investments” are accounted for under the cost method of accounting. The long-term investments, which the Company has the ability and intent to hold for more than

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

twelve months, are included in “Other assets” and are accounted for under the cost method of accounting. The Company monitors its cost-method investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.
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
For the purpose of its goodwill analysis, the Company has two reporting units, the distribution services reporting unit and the GBS reporting unit. The Company conducted its annual impairment analysis in the fourth quarter of fiscal year 2012 by assessing qualitative factors. The annual goodwill impairment analysis did not result in an impairment charge for fiscal years 2012, 2011 and 2010.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Intangible assets primarily consist of vendor lists and customer lists. Intangible assets are amortized as follows:

Customer Lists	4-10 years
Vendor Lists	4-10 years
Other Intangible Assets	1-10 years
Impairment of long-lived assets
The Company reviews the recoverability of its long-lived assets, such as property and equipment and certain other assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalent and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2012, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through November 30, 2012, such losses have been within management’s expectations.
In both fiscal years 2012 and 2011, no customer accounted for 10% of the Company's total revenue. In fiscal year 2010, one customer accounted for 11% of the Company’s total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 36%, 35% and 38% of the total revenue for fiscal years 2012, 2011 and 2010, respectively.
As of November 30, 2012, one customer accounted for 10% of the total consolidated accounts receivable balance. As of November 30, 2011, no customer exceeded 10% of the total consolidated accounts receivable balance.
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
The Company's operation in Mexico primarily focuses on projects with the Mexican government and other local agencies that are long-term in nature. Under the agreements, the Company sells computers and equipment to contractors that provide services to the Mexican government. The Company also sells computer equipment and services directly to the Mexican government. The payments are due on a monthly basis and contingent upon the satisfactory performance of certain services, fulfillment of certain obligations and meeting certain conditions. The Company recognizes revenue and cost of revenue on a straight-line basis over the term of the contract as the contingencies are satisfied and payments become due.
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
Comprehensive income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, unrealized gains and losses on the Company’s available-for-sale securities and the changes in unrecognized pension and post retirement benefits.
Share-based compensation
Share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to estimate fair value of share-based option awards, which requires various assumptions including estimating stock price volatility and expected life.
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
The calculation of net income per common share attributable to SYNNEX Corporation is presented in Note 13.
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
During fiscal year 2012, the following accounting standards were adopted:
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
In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if they conclude that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the accounting update and performed a qualitative evaluation for the annual goodwill impairment assessment conducted for fiscal year 2012.
In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual periods for the fiscal years ending after December 15, 2011, with early adoption permitted. The Company adopted the new disclosure requirements in fiscal year 2012. The application of this accounting update did not have a material impact on the Company's financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES:
On December 1, 2010, the Company acquired 70.0% of the capital stock of Marubeni Infotec Corporation, a subsidiary of Marubeni Corporation. SB Pacific Corporation Limited, ("SB Pacific"), the Company's equity-method investee at that time, acquired the remaining 30.0% noncontrolling interest. At the time of the acquisition, the Company's total direct and indirect ownership of Marubeni Infotec Corporation was 80.0%. Marubeni Infotec Corporation, now known as SYNNEX Infotec Corporation (“Infotec Japan”) is a distributor of IT equipment, electronic components and software in Japan. This acquisition was in the distribution services segment and enabled the Company's expansion into Japan. The aggregate consideration for the transaction initially was JPY700,000, or approximately $8,392, of which the Company's direct share was $5,888. In the first quarter of fiscal year 2012, the Company reached an agreement with the sellers to reduce the purchase price by JPY125,233. The purchase price as adjusted was JPY574,767 or approximately $6,891.

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
Subsequent to the acquisition, in fiscal year 2011, SB Pacific and the Company invested $6,420 and $14,980, respectively, in additional capitalization of Infotec Japan.
In fiscal year 2012, the Company purchased the shares of Infotec Japan held by SB Pacific for $17,450, increasing its ownership interest in Infotec Japan to 99.8%.
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

	Fiscal Years Ended November 30,
	2011	2010
Revenue	$10,409,840	$9,768,305
Net income attributable to SYNNEX Corporation	$150,331	$117,486
Net income from continuing operations per share - basic	$4.20	$3.38
Net income from continuing operations per share - diluted	$4.08	$3.29
During the fiscal year 2011, the Company acquired certain businesses of e4e Inc ("e4e"), 100% of the stock of the global email company limited ("gem"), and certain assets of VisionMAX Solutions Inc ("VisionMAX"), for an aggregate purchase price of $43,349. The acquisitions were integrated into the Company's GBS segment and brought additional BPO scale, complemented the Company’s service offerings in social media and cloud computing and expanded its customer base and geographic presence. The net tangible assets acquired were $10,155 and the Company recorded $33,194 in goodwill and intangibles on finalization of purchase price allocation.
In fiscal year 2012, the Company acquired a business in the GBS segment for a purchase price of $6,200 with $1,200 payable upon the completion of certain post-closing procedures and $1,300 contingent consideration payable upon the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

achievement of certain target earnings. The Company recorded goodwill of $6,027 in relation to the above acquisition. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis.
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
2003 Employee Stock Purchase Plan
The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions. The ESPP was approved by the Board of Directors and the Company’s stockholders in 2003 and certain amendments were approved by the Board of Directors in March 2005 and September 2008. In addition, in 2009, an amendment to the ESPP was approved by the Board of Directors and the Company's stockholders to increase the number of shares available for issuance by 250 shares, from 500 shares to 750 shares. As such, a total of 750 shares of common stock have been reserved for issuance under the ESPP. The participant purchase price discount is 5%. In a calendar year, there are four offering periods of three months each. The maximum number of shares a participant may purchase is 1.25 during a single accumulation period subject to a maximum purchase limit of $10 per calendar year. Employees at associate vice president level and above are not eligible to participate in the plan.
The weighted-average fair value of ESPP purchases, which was computed using the Black-Scholes valuation model, during fiscal years 2012 and 2011 was $2.23 and $1.88, respectively.
Share Repurchase Program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. In the fourth quarter of fiscal year 2011, the Company purchased 62 shares at a weighted-average price of $26.89 per share. In the fourth quarter of fiscal year 2012, the Company purchased 244 shares at a weighted average price of $31.84 per share.
The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

NOTE 5—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.
The Company recorded share-based compensation expense in "Selling, general and administrative expenses" for fiscal years 2012, 2011 and 2010 as follows:

	Fiscal Years Ended November 30,
	2012	2011	2010
Total share-based compensation	$8,445	$7,993	$8,725
Tax effect on share-based compensation	(3,001)	(2,755)	(3,180)
Net effect on net income	$5,444	$5,238	$5,545

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
The following assumptions were used in the Black-Scholes valuation model in fiscal years 2012, 2011 and 2010:

	Fiscal Years Ended November 30,
	2012	2011	2010
Stock option plan:
Expected life (years)	5.8	5.9	5.6
Risk free interest rate	0.70%	1.11%	1.26%
Expected volatility	39.75%	41.14%	41.97%
Dividend yield	0.00%	0.00%	0.00%
Employee stock purchase plan:
Expected life (years)	0.3	0.3	0.3
Risk free interest rate	0.09%	0.02%	0.16%
Expected volatility	26.51%	33.15%	32.43%
Dividend yield	0.00%	0.00%	0.00%

A summary of the activities under the Company’s stock option plan is set forth below:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price Per Share
Balances, November 30, 2011	1,522	1,707	$19.52
Restricted stock awards granted	(209)	—	—
Restricted stock units granted	(88)	—	—
Restricted stock cancelled/forfeited	27	—	—
Options granted	(128)	128	$33.29
Options exercised	—	(488)	$16.71
Options cancelled/forfeited/expired	4	(4)	$10.51
Balances, November 30, 2012	1,128	1,343	$21.89

Employee Stock Options
The weighted-average grant-date fair values of the stock options granted during fiscal years 2012, 2011 and 2010 were $12.75, $10.68, and $12.02, respectively. As of November 30, 2012, 1,343 options were outstanding and expected to vest with a weighted average life of 5.04 years, a weighted average exercise price of $21.89 per option and an aggregate pre-tax intrinsic value of $15,052. As of November 30, 2012, 1,007 options were vested and exercisable with a weighted average life of 3.86 years, a weighted average exercise price of $19.35 per share and aggregate pre-tax intrinsic value of $13,764.
The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2012, 2011 and 2010 were as follows:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2012	2011	2010
Intrinsic value of options exercised	$9,653	$9,375	$32,504
Cash received from exercise of options	8,165	6,290	16,980
The Company settles employee stock option exercises with newly issued common shares.
As of November 30, 2012, the unamortized share-based compensation expense related to unvested stock options under the Amended and Restated 2003 Stock Incentive Plan was $3,717 which will be recognized over an estimated weighted-average amortization period of 3.47 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company's nonvested restricted stock awards and stock units during the fiscal year 2012 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Nonvested as of November 30, 2011	779	$23.13
Awards Granted	209	$33.39
Units granted	88	$42.60
Awards vested	(238)	$25.84
Awards cancelled/forfeited	(27)	$27.70
Nonvested as of November 30, 2012	811	$30.54

As of November 30, 2012, there was $18,195 of total unamortized share-based compensation expense related to nonvested restricted stock awards and stock units granted under the Amended and Restated 2003 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.39 years.

NOTE 6—BALANCE SHEET COMPONENTS:

	As of November 30,
	2012	2011
Short-term investments
Trading securities	$5,709	$5,808
Available-for-sale securities	44	37
Held-to-maturity securities	8,297	7,843
Cost method investments	1,883	2,329
	$15,933	$16,017
Accounts receivable, net
Accounts receivable	$1,461,796	$1,351,305
Less: Allowance for doubtful accounts	(18,229)	(22,803)
Less: Allowance for sales returns	(42,480)	(35,475)
	$1,401,087	$1,293,027
The Company combined "Receivable from vendors, net" of $150,085 with "Accounts Receivable, net" as of November 30, 2011 to conform to the current year presentation.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Allowance for doubtful trade receivables
Balance at November 30, 2009	$29,599
Additions/(reductions)	7,536
Write-offs and deductions	(11,249)
Balance at November 30, 2010	25,886
Additions/(reductions)	8,736
Write-offs and deductions	(11,819)
Balance at November 30, 2011	22,803
Additions/(reductions)	(1,685)
Write-offs and deductions	(2,889)
Balance at November 30, 2012	$18,229

	As of November 30,
	2012	2011
Property and equipment, net
Land	$18,699	$18,566
Equipment and computers	101,994	95,149
Furniture and fixtures	21,373	19,566
Buildings and leasehold improvements	101,848	97,261
Construction in progress	1,804	1,762
Total property and equipment, gross	245,718	232,304
Less: Accumulated depreciation	(122,795)	(107,147)
	$122,923	$125,157
Goodwill

	Fiscal Year Ended November 30, 2012			Fiscal Year Ended November 30, 2011
	Distribution	GBS	Total	Distribution	GBS	Total
Balance at the beginning of the period	$107,498	$77,814	$185,312	$89,031	$50,549	$139,580
Additions from acquisitions, net of adjustments	(1,543)	5,036	3,493	16,645	27,463	44,108
Foreign exchange translation	(95)	378	283	1,822	(198)	1,624
Balance at the end of the period	$105,860	$83,228	$189,088	$107,498	$77,814	$185,312

The additions to "Goodwill" during fiscal year 2012, relate to the acquisition of a business in the GBS segment, offset by adjustments for the reduction of the purchase price of Infotec Japan in the distribution services segment, and the finalization of holdback payments in the GBS segment.
Intangible assets, net

	As of November 30, 2012			As of November 30, 2011
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,945	$(28,684)	$8,261	$36,815	$(27,104)	$9,711
Customer lists	50,406	(30,360)	20,046	51,088	(23,879)	27,209
Other intangible assets	4,962	(4,220)	742	4,446	(3,827)	619
	$92,313	$(63,264)	$29,049	$92,349	$(54,810)	$37,539

Amortization expense for fiscal years 2012, 2011 and 2010, was $8,289, $7,584 and $5,096 respectively. Estimated future amortization expense is as follows:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Fiscal years ending November 30,
2013	$7,879
2014	6,250
2015	4,414
2016	3,605
2017	3,123
thereafter	3,778
$29,049

	As of November 30,
	2012	2011
Accrued liabilities:
Payroll related accruals	$49,895	$44,797
Deferred compensation liability	2,175	1,891
Sales tax/Value-added tax accrual	15,684	17,286
Vendor and other claims payable	17,868	21,404
Accrued customer rebate	18,584	15,958
Warranty accruals	1,155	1,286
Current deferred liabilities	9,779	9,847
Payable for repurchase of Infotec Japan shares	11,400	—
Other accrued liabilities	54,730	59,757
	$181,270	$172,226

Other accrued liabilities mainly include accrued expenses, customer credit balances, various third-party liabilities and current deferred tax liabilities.

NOTE 7—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of November 30, 2012			As of November 30, 2011
	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value
Short-term investments:
Trading	$5,636	$73	$5,709	$11,503	$(5,695)	$5,808
Available-for-sale securities	—	44	44	—	37	37
Held-to-maturity investments	8,297	—	8,297	7,843	—	7,843
Cost method securities	1,883	—	1,883	2,329	—	2,329
	$15,816	$117	$15,933	$21,675	$(5,658)	$16,017
Long-term investments in other assets:
Available-for-sale securities	$1,095	$22	$1,117	$939	$168	$1,107
Cost-method investments	3,313	—	3,313	3,575	—	3,575

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Trading securities and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method securities and investments, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of the cost-method investments is based on (i) the published fund values, (ii) a valuation model developed internally based on the published value of the securities held by the fund or (iii) an internal valuation of the investee.
The following table summarizes the total gains and losses recorded in “Other income, net” in the Consolidated Statement of Operations for changes in the fair value of the Company's trading investments during fiscal years 2012, 2011, and 2010:

	Fiscal Years Ended November 30,
	2012	2011	2010
Gain (loss) on trading investments	$2,602	$(211)	$539

NOTE 8—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in some of its foreign operations are denominated in local currency. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts is also disclosed in Note 9.
The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of November 30, 2012 and 2011:

	As of November 30,
	2012	2011
Other current assets	$1,292	$1
Accrued liabilities	—	324
The notional amounts of the foreign exchange forward contracts that were outstanding as of November 30, 2012 and 2011 were $128,518 and $79,468, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. In relation to its forward contracts, the Company recorded in “Other income, net” gains of $10 in fiscal year 2012 and losses of $1,792, and $2,173 in fiscal years 2011 and 2010, respectively.

NOTE 9—FAIR VALUE MEASUREMENTS:
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table summarizes the valuation of the Company’s short-term investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2012				As of November 30, 2011
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents	$95,074	$95,074	$—	$—	$25,638	$25,638	$—	$—
Trading securities	5,709	5,709	—	—	5,808	5,808	—	—
Available-for-sale securities in short-term investments	44	44	—	—	37	37	—	—
Available-for-sale securities in other assets	1,117	1,117	—	—	1,107	1,107	—	—
Forward foreign currency exchange contracts	1,292	—	1,292	—	1	—	1	—
Liabilities:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$324	$—	$324	$—
Acquisition-related contingent consideration	2,611	—	—	2,611	3,065	—	—	3,065

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
The acquisition-related contingent consideration represents the future earn-out payments relating to acquisitions in the GBS segment. The fair values of the contingent consideration are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. During fiscal year 2012, the fair value of the contingent consideration was remeasured and the resulting decrease of $702 was recorded as a benefit to “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The changes over time in the fair value were due to updated estimates of the expected revenue and gross profit related to the achievement of established earn-out targets. During the fiscal year 2012, the contingent consideration was increased by $1,300 for the liabilities related to an acquisition in the GBS segment, and $1,052 was paid to the sellers for the achievement of prior earn-out targets.
The carrying value of held-to-maturity securities, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities and the interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The convertible debt had a carrying value of $141,436 and $136,163, and a fair value of $167,735 and $165,386, respectively, as of November 30, 2012 and 2011. The fair value of convertible debt is based on the closing price of the convertible debt traded in a limited trading market and is categorized as level 2 in the fair value measurement category levels.
During the fiscal year 2012, there were no transfers between the fair value measurement category levels.

NOTE 10—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). The Company can pledge up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”). In October 2012, the Company amended the U.S. Arrangement (the "Amended and Restated U.S. Arrangement"). The maturity date of the Amended and Restated U.S. Arrangement was extended to October 18, 2015. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. Prior to the amendment, the effective borrowing cost was a

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

blend of the prevailing dealer commercial paper rates, plus a program fee of 0.60% per annum based on the used portion of the commitment and a facility fee of 0.60% per annum payable on the aggregate commitment. As of November 30, 2012 there was no balance outstanding under the Amended and Restated U.S. Arrangement. As of November 30, 2011, there was $64,500 outstanding under the U.S. Arrangement.
Under the terms of the Amended and Restated U.S. Arrangement, the Company sells, on a revolving basis, its U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables as security. Any borrowings under the Amended and Restated U.S. Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company's cost of borrowing or loss of the Company's financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on the Company's financial condition and results of operations.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 20—Commitments and Contingencies for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2012	2011	2010
Net sales financed	$831,694	$745,657	$665,024
Flooring fees(1)	4,736	3,349	2,857
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of November 30, 2012 and 2011, accounts receivable subject to flooring agreements were $55,963 and $63,031, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not collected as of November 30, 2012 and 2011 was $11,233 and $10,980, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 11—BORROWINGS:
Borrowings consist of the following:

	As of November 30
	2012	2011
Convertible debt	$141,436	$136,163
SYNNEX U.S. securitization	—	64,500
SYNNEX Canada revolving line of credit	—	27,285
SYNNEX Canada term loan	8,648	9,118
Infotec Japan credit facility	111,542	128,816
Other borrowings and capital leases	13,660	17,140
Total borrowings	275,286	383,022
Less: Current portion	(194,134)	(159,200)
Non-current portion	$81,152	$223,822
Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) in a private placement. The carrying amount of the Convertible Senior Notes, net of the unamortized debt discount, was $141,436 and $136,163 as of November 30, 2012 and 2011, respectively. The Convertible Senior Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. See Note 12—Convertible Debt. Also, the Convertible Senior Notes contain various features which under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity. Further, the date of settlement of the Convertible Senior Notes is uncertain due to various features including put and call elements which occur in May 2013. Because of the May 2013 put and call features, the Company has classified the Convertible Senior Notes as short term debt as of November 30, 2012 in the Consolidated Balance Sheets.
SYNNEX U.S. securitization
The Company can pledge up to a maximum of $400,000 in U.S. Receivables under its Amended and Restated U.S. Arrangement. See Note 10—Accounts Receivable Arrangements. The effective borrowing cost under the Amended and Restated U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment.
SYNNEX U.S. senior secured revolving line of credit
The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution which provides a maximum commitment of $100,000. In October 2012, the Revolver was amended (the "Amended and Restated Revolver"), to extend the maturity date of the credit arrangement from November 2013 to October 2017. The Amended and Restated Revolver retains an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company's request, in the event the current lender consents to such increase or another lender participates in the Amended and Restated Revolver. Interest on borrowings under the Amended and Restated Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company's option. The margin on the LIBOR is determined in accordance with its fixed charge coverage ratio and is currently 1.50%, compared to 2.25% prior to the amendment in October 2012. The Company's base rate is based on the financial institution's prime rate. The amendment in October 2012 reduced the unused line fee to 0.30% per annum from 0.50% per annum, and is payable if the outstanding principal amount of the Amended and Restated Revolver is less than half of the lenders' commitments. The Amended and Restated Revolver is secured by the Company's inventory and other assets. It would be an event of default under the Amended and Restated Revolver if a lender under the Amended and Restated U.S. Arrangement declines to extend the maturity date at any point within thirty days prior to the maturity date of the Amended and Restated U.S. Arrangement, unless the Company has a binding commitment in place to renew or replace the Amended and Restated U.S. Arrangement. There is no event of default if within the thirty day period prior

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

to maturity of the Amended and Restated Revolver if: (a) borrowing availability exceeds 90% of the commitment amount and (b) the fixed charge coverage ratio, when measured at the end of the fiscal quarter on a trailing four quarter basis, is greater than or equal to 1.75 to 1.00. There were no borrowings outstanding under this credit arrangement as of both November 30, 2012 and 2011.
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
SYNNEX Canada revolving line of credit
 SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a financial institution for a maximum commitment of CAD125,000. In May 2012, SYNNEX Canada completed the renewal of this arrangement (the “Renewed Canadian Revolving Arrangement”). The Renewed Canadian Revolving Arrangement maximum commitment is CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Renewed Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of November 30, 2012 and 2011, outstanding standby letters of credit totaled $3,447 and $3,368, respectively. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Renewed Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Renewed Canadian Revolving Arrangement. The Renewed Canadian Revolving Arrangement expires in May 2017. The interest rate applicable under the Renewed Canadian Revolving Arrangement is equal to (1) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars; whereas before the renewal, it was a minimum rate of 2.50% plus a margin of 1.25% for a Base Rate Loan in Canadian Dollars, (2) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars; whereas before the renewal, it was a minimum rate of 3.25% plus a margin of 2.50% for a Base Rate Loan in U.S. Dollars, and (3) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan; whereas before the renewal, it was a minimum rate of 1.00% plus a margin of 2.75% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") rate (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. After the renewal, a fee of 0.25% per annum is payable with respect to the unused portion of the commitment; whereas before the renewal, this fee was 0.375% per annum.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017.
Infotec Japan credit facility
Infotec Japan had a credit agreement with a group of financial institutions for a maximum commitment of JPY10,000,000. The credit agreement was comprised of a JPY6,000,000 long-term loan and a JPY4,000,000 short-term revolving credit facility. In December 2012, Infotec Japan refinanced the credit facility to increase the short-term revolving credit facility to JPY8,000,000 and therefore the maximum commitment of the credit agreement increased to JPY14,000,000. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin of 2.25% per annum. After the refinancing, this margin was lowered to 1.90%. The refinanced credit facility expires in December 2015. The long-term loan can be repaid at any time prior to December 2015 without penalty. The Company had issued a guarantee of JPY7,000,000 under the original credit agreement. Following the refinancing, this guarantee was increased to cover all obligations of Infotec Japan to the lenders.
Other borrowings and capital leases
Infotec Japan has two term loans with financial institutions that consist of a short-term revolving credit facility of JPY1,000,000 and a term loan of JPY35,000. As of November 30, 2011, Infotec Japan had a short-term loan of JPY1,000,000,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

which was refinanced upon maturity for the same amount in fiscal year 2012, with a new lender. The new loan is a one-year revolving credit facility of JPY1,000,000, which expires in February 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.75%. The term loan of JPY35,000, expired in December 2012 and bore a fixed interest rate of 1.50%. As of November 30, 2012 and 2011, the balances outstanding under these lines were $12,548 and $15,137, respectively.
In addition, as of November 30, 2012 and 2011, Infotec Japan had $142 and $536, respectively, outstanding under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
As of November 30, 2012 and 2011, the Company had capital lease obligations of $970 and $1,467, respectively, primarily pertaining to Infotec Japan.
Future principal payments
Future principal payments under the above loans, Convertible Senior Notes and capital leases as of November 30, 2012 are as follows:

Fiscal Years Ending November 30,
2013	$196,448
2014	1,096
2015	946
2016	73,618
2017	899
Thereafter	4,593
$277,600
In the above table, the principal amount of $143,750 of the Convertible Senior Notes is included in the principal debt payments due in fiscal year ending 2013. As described in Note 12, the date of settlement of the Convertible Senior Notes is uncertain due to its various features. The Company has classified the Convertible Senior Notes as short-term debt due to the May 2013 put and call features.
Interest expense and finance charges
For fiscal years 2012, 2011 and 2010, the total interest expense and finance charges for the Company's borrowings were $27,617, $28,809 and $22,589, respectively, including non-cash interest expenses of $5,273, $4,874, and $4,504 respectively, for the convertible debt. The variable interest rates ranged between 0.67% and 4.24%, between 0.82% and 5.17% and between 0.90% and 4.25% in fiscal years 2012, 2011 and 2010, respectively.
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
Guarantees
The Company has issued guarantees to certain vendors and lenders of its subsidiaries for trade credit lines and loans, to a certain customer's lenders and to certain acquirers of the Company's divestitures to ensure compliance with subsidiary sales agreements, totaling $264,162 and $238,723 as of November 30, 2012 and 2011, respectively. The Company is obligated under

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

NOTE 12—CONVERTIBLE DEBT:

	As of November 30,
	2012	2011
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(2,314)	(7,587)
Net carrying amount	$141,436	$136,163

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
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if the Company has called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of November 30, 2012. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Senior Notes is 33.9945 shares of common stock per $1 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. The Company may enter into convertible hedge arrangements to hedge the in-the-money feature of the Convertible Senior Notes to counter the potential share dilution.
The Company may not redeem the Convertible Senior Notes prior to May 20, 2013. The Company may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. As of November 30, 2012, the Convertible Senior Notes were classified as current debt on the Consolidated Balance Sheets. Also, the Convertible Senior Notes contain various features which under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity.
Holders may require the Company to repurchase all or a portion of their Convertible Senior Notes for cash on May 15, 2013 at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the repurchase date. Accordingly, the Convertible Senior Notes have been classified as a current obligation as of November 30, 2012 on the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Consolidated Balance Sheets. If the Company undergoes a fundamental change, holders may require it to purchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest (including any additional interest and any contingent interest,) up to, but excluding, the fundamental change repurchase date.
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
In accordance with the provisions of the standards for accounting for convertible debt, the Company recognized both a liability and an equity component of the Convertible Senior Notes in a manner that reflects its non-convertible debt borrowing rate at the date of issuance of 8.0%. The value assigned to the debt component, which is the estimated fair value, as of the issuance date, of a similar note without the conversion feature, was determined to be $120,332. The difference between the Convertible Senior Note cash proceeds and this estimated fair value was estimated to be $23,418 and was retroactively recorded as a debt discount and is being amortized to “Interest expense and finance charges, net” over the five-year period to the first put date, utilizing the effective interest method.
As of November 30, 2012, the remaining amortization period is approximately five months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $6,495 during both fiscal years 2012 and 2011, and $6,497 during fiscal year 2010. Based on an effective rate of 8.0%, the Company recorded non-cash interest expense of $5,273, $4,874 and $4,504 during fiscal years 2012, 2011 and 2010, respectively. As of both November 30, 2012 and 2011, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22,836.
The date of settlement of the Convertible Senior Notes is uncertain due to the various features of the Convertible Senior Notes including put and call elements. Because of the May 2013 put and call features, the Company has classified the Convertible Senior Notes as short term debt starting May 31, 2012 in the Consolidated Balance Sheets.
The Company currently intends to settle the Convertible Senior Notes using cash at some future date. The Company maintains within its Amended and Restated U.S. Arrangement and Amended and Restated Revolver ongoing features that allow the Company to utilize cash from these facilities to cash settle the Convertible Senior Notes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 13—NET INCOME PER COMMON SHARE:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2012	2011	2010
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	$151,376	$150,331	$116,538
Discontinued operations:
Income from discontinued operations, net of tax	—	—	59
Gain on sale of discontinued operations, net of tax	—	—	11,351
Net income attributable to SYNNEX Corporation	$151,376	$150,331	$127,948
Weighted-average common shares - basic	36,584	35,830	34,737
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	584	735	1,020
Conversion spread of convertible debt	740	268	—
Weighted-average common shares - diluted	37,908	36,833	35,757
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$4.14	$4.20	$3.35
Discontinued operations	—	—	0.33
Earnings per common share - basic	$4.14	$4.20	$3.68
Diluted:
Income from continuing operations	$3.99	$4.08	$3.26
Discontinued operations	—	—	0.32
Net income per common share - diluted	$3.99	$4.08	$3.58
Options to purchase 12, 47 and 53 shares of common stock as of November 30, 2012, 2011 and 2010, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 14—SEGMENT INFORMATION:
Operating segments
Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.
The distribution services segment distributes IT systems, peripherals, system components, software, networking equipment, CE and complementary products and offers data center server and storage solutions. The distribution services segment also provides contract assembly services.
The GBS segment offers a range of BPO services to customers that include technical support, renewals management, lead management, direct sales, customer service, back office processing and information technology outsourcing ("ITO"). Many of these services are delivered and supported on the proprietary software platforms that the Company has developed to provide additional value to its customers.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Summarized financial information related to the Company’s reportable business segments for fiscal years 2012, 2011, and 2010 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Fiscal Year Ended November 30, 2010:
Revenue	$8,526,309	$112,380	$(24,548)	$8,614,141
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	187,478	11,672	—	199,150
Depreciation and amortization expense	10,846	5,439	—	16,285
Total assets	2,409,998	224,677	(134,814)	2,499,861
Fiscal Year Ended November 30, 2011:
Revenue	$10,275,295	$163,376	$(28,831)	$10,409,840
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	237,322	18,906	—	256,228
Depreciation and amortization expense	16,120	8,553	—	24,673
Total assets	2,737,600	295,600	(199,905)	2,833,295
Fiscal Year Ended November 30, 2012:
Revenue	$10,121,271	$197,391	$(33,155)	$10,285,507
Income from continuing operations before non-operating items, income taxes and noncontrolling interest	241,817	13,483	(288)	255,012
Depreciation and amortization expense	14,160	10,470	—	24,630
Total assets	2,848,689	316,993	(202,420)	2,963,262
The inter-segment elimination relates to the inter-segment, back office support services provided by the GBS segment to the distribution services segment, elimination of inter-segment profit, inter-segment investments and inter-segment receivables.
Segment by geography
The Company primarily operates in North America. The United States and Canada are included in the “North America” operations. China, India, Japan and the Philippines are included in “Asia-Pacific” operations and Costa Rica, Hungary, Mexico, Nicaragua and the United Kingdom ("UK") are included in “Other” operations. The revenues attributable to countries are based on the geography of entities from where the products are distributed or services are provided.
Long-lived assets include "Property and equipment, net" and certain "Other assets." Shown below is summarized financial information related to the geographic areas in which the Company operated in fiscal years 2012, 2011, and 2010:

	Fiscal Years Ended November 30,
	2012	2011	2010
Revenue
North America	$8,972,640	$9,029,574	$8,467,173
Asia-Pacific	1,237,238	1,283,609	67,124
Other	75,629	96,657	79,844
	$10,285,507	$10,409,840	$8,614,141

	As of November 30,
	2012	2011
Long-lived assets
North America	$108,500	$105,318
Asia-Pacific	29,359	34,974
Other	18,708	22,313
	$156,567	$162,605

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Revenue in the United States was approximately 74%, 73% and 83% of total revenue for fiscal years 2012, 2011 and 2010, respectively. Revenue in Canada was approximately 14% of total revenue for both fiscal years 2012 and 2011, and 15% for fiscal year 2010. Revenue in Japan was approximately 11% and 12% of the total revenue for fiscal year 2012 and 2011, respectively.
Long-lived assets in the United States were approximately 57% and 52% of total long-lived assets as of November 30, 2012 and 2011, respectively. Long-lived assets in Canada were approximately 12% of total long-lived assets as of both November 30, 2012 and 2011. Long-lived assets in Japan were approximately 7% and 12% of total long-lived assets as of November 30, 2012 and 2011, respectively.

NOTE 15—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of November 30, 2012 and 2011, MiTAC International and its affiliates beneficially owned approximately 27% and 29%, respectively, of the Company’s common stock. In addition, Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. As a result, MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
Until July 31, 2010, the Company worked with MiTAC International on OEM outsourcing and jointly marketed MiTAC International’s design and electronic manufacturing services and its contract assembly capabilities. This relationship enabled the Company to build relationships with MiTAC International’s customers. On July 31, 2010, MiTAC International purchased certain assets related to the Company’s contract assembly business, including inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC International and the Company. As part of this transaction, the Company provided MiTAC International certain transition services for the business for a monthly fee over a period of twelve months. The sales agreement also included earn-out and profit sharing provisions, which were based on operating performance metrics achieved over twelve to eighteen months from the closing date for the defined customers included in this transaction. During fiscal years 2012 and 2011, the Company recorded $3,667 and $6,691, respectively, for service fees earned and reimbursements for facilities and overhead costs and the achieved earn-out condition.
The Company purchased inventories, from MiTAC International and its affiliates totaling $3,224, $5,204 and $157,149 during fiscal years 2012, 2011 and 2010, respectively. The Company’s sales to MiTAC International and its affiliates during fiscal years 2012, 2011 and 2010 totaled $2,651, $4,195 and $5,565, respectively. Most of the purchases and sales in fiscal year 2010 were pursuant to its Master Supply Agreement with MiTAC International and the Company's former contract assembly customer Sun Microsystems, which was acquired by Oracle Corporation in 2010.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Beneficial ownership of the Company’s common stock by MiTAC International
As noted above, MiTAC International and its affiliates in the aggregate beneficially owned approximately 27% of the Company’s common stock as of November 30, 2012. These shares are owned by the following entities:

As of November 30, 2012
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
Others
On August 31, 2010, the Company acquired a 33.3% noncontrolling interest in SB Pacific, which was recorded as an equity-method investment. The Company was not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific is Robert Huang, who is the Company’s founder and former Chairman. The balance of the investment as of November 30, 2011 was $5,950. The Company regarded SB Pacific to be a variable interest entity.
During fiscal year 2012, the Company sold its ownership interest in SB Pacific back to SB Pacific. A gain of $1,342 was recognized in "Other income (expense), net" on this transaction representing the difference between the sale proceeds and the carrying value of the investment.

NOTE 16—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of Infotec Japan are covered by certain defined benefit pension plans, including a multi-employer pension plan. Full-time employees are eligible to participate in the plans on the first day of February following their date of hire and are not required to contribute to the plans.
The following table provides a reconciliation of the changes in the plan's single employer benefit obligations as of November 30, 2012 and 2011:

	Fiscal Year Ended November 30,
	2012	2011
Benefit obligation at beginning of year	$8,438	$—
Value at acquisition date	—	7,157
Service cost	616	570
Interest cost	155	148
Benefits paid	(357)	(154)
Actuarial gain or (loss)	(92)	124
Foreign exchange rate changes	(508)	593
Benefit obligation at end of year	$8,252	$8,438

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The change in the fair value of plan assets for fiscal year 2012 and 2011 was as follows:

	Fiscal Year Ended November 30,
	2012	2011
Fair value at the beginning of year	$3,977	$—
Value at acquisition date	—	3,110
Contribution paid by employer	752	748
Actual return on plan assets	41	5
Benefits paid	(357)	(154)
Foreign exchange rate changes	(251)	268
Fair value at the end of year	$4,162	$3,977
The Company's benefit obligation and the fair value of its pension assets are presented, on a net basis, as a component of “Long-term liabilities”, on the Company's Consolidated Balance Sheets.
As of November 30, 2012 and 2011, the plan was underfunded by $4,090 and $4,461, respectively, and the accumulated pension benefit obligation was $6,377 and $6,424, respectively.
The benefits to be paid to participants over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Fiscal Years Ending November 30,	Benefits to be paid
2013	$135
2014	128
2015	139
2016	151
2017	171
2018 - 2021	$1,494
The contribution to be made by the Company toward the defined benefit plan in the fiscal year ending November 30, 2013 is expected to be $793.
The components of net periodic pension costs for the fiscal year 2012 and 2011were as follows:

	Fiscal Year Ended November 30,
	2012	2011
Service cost	$616	$570
Interest cost	155	148
Expected return on plan assets	(63)	(89)
Net periodic pension costs	$708	$629
During fiscal year 2012 and 2011, changes in plan assets and benefit obligations were $(69) and $214, respectively, were recognized in “Accumulated other comprehensive income."
The Company used the following weighted-average assumptions to determine the net periodic pension benefit obligations during fiscal year 2012 and 2011:

	Fiscal Year Ended November 30,
	2012	2011
Discount rate	1.7%	1.9%
Average increase in compensation levels	3.0%	3.0%

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The Company used the following weighted-average assumptions to determine the net periodic pension benefit costs during fiscal year 2012 and 2011:

	Fiscal Year Ended November 30,
	2012	2011
Discount rate	1.9%	2.0%
Average increase in compensation levels	3.0%	3.0%
Expected return on plan assets	1.5%	2.5%
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
The fair value of the assets as of November 30, 2012 and 2011 is presented in the table below using the fair value hierarchy discussed in Note 9 —Fair Value Measurements:

	November 30, 2012			November 30, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$34	$—	$—	$32	$—	$—
Equity and debt securities	—	186	—	—	165	—
Life insurance company general accounts	—	3,942	—	—	3,780	—
In addition to the single employer plan, employees for Infotec Japan are also covered by a multi-employer, defined benefit plan. Employees contribute to the plan. The Company's contributions to the plan during fiscal year 2012 and 2011 were $1,190 and $1,117, respectively.
The Company has defined benefit pension and retirement plans in other geographical locations. However these pension programs are not material to the Consolidated Financial Statements.
The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During fiscal years 2012, 2011 and 2010, the Company contributed $1,252, $1,145 and $852, respectively.

NOTE 17—DEFERRED COMPENSATION PLAN:
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
As of November 30, 2012 and 2011, the deferred compensation liability balances were $13,870 and $13,872, respectively. Of the above deferred balances, $7,593 and $8,137 have been invested in equity securities, hedge funds and private equity funds. The Company has recorded a gain of $2,585, a loss of $1,101 and a gain of $176 for the fiscal years ended November 30, 2012, 2011 and 2010, respectively.

NOTE 18—INCOME TAXES:
The sources of income from continuing operations before the provision for income taxes and noncontrolling interest are as follows:

	Fiscal Years Ended November 30,
	2012	2011	2010
United States	$188,800	$184,768	$142,972
Foreign	47,753	44,950	40,614
	$236,553	$229,718	$183,586

The provisions for income taxes consist of the following:

	Fiscal Years Ended November 30,
	2012	2011	2010
Current tax provision:
Federal	$56,605	$49,937	$50,411
State	11,696	11,140	9,883
Foreign	9,615	9,543	8,217
	$77,916	$70,620	$68,511
Deferred tax provision (benefit):
Federal	$5,940	$9,735	$(2,237)
State	295	(1,186)	(329)
Foreign	(101)	(4)	965
	$6,134	$8,545	$(1,601)

Total tax provision	$84,050	$79,165	$66,910

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following presents the breakdown between current and non-current net deferred tax assets:

	As of November 30,
	2012	2011
Deferred tax assets - current	$23,390	$28,241
Deferred tax assets - non-current	619	590
Deferred tax liabilities - current	(811)	(500)
Deferred tax liabilities - non-current	(9,265)	(8,086)
Total net deferred tax assets	$13,933	$20,245
Net deferred tax assets and liabilities consist of the following:

	As of November 30,
	2012	2011
Assets:
Inventory reserves	$4,315	$7,448
Allowance for doubtful accounts and sales return reserves	7,392	8,303
Other reserves and accruals	7,868	7,995
State tax credits	2,399	1,782
Deferred compensation	5,703	5,846
Net operating losses	17,963	15,902
Deferred revenue	513	—
Foreign tax credit	1,744	2,383
Share-based compensation expense	3,606	3,143
Unrealized losses on investments	554	1,348
Capital loss carryforward	300	410
Other	586	386
Gross deferred tax assets	52,943	54,946
Valuation allowance	(6,422)	(7,989)
Total deferred tax assets	$46,521	$46,957
Liabilities:
Depreciation and amortization	$(7,939)	$(5,423)
Convertible debt interest	(14,495)	(12,737)
Deferred revenue	—	(117)
Intangible assets	(9,730)	(8,435)
Other	(424)	—
Total deferred tax liabilities	$(32,588)	$(26,712)

Net deferred tax assets	$13,933	$20,245
The valuation allowance relates primarily to foreign tax credits and certain foreign net operating loss carry forward. The Company's assessment is that it is not more likely than not that these deferred tax assets will be realized.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.0	2.6	3.5
Foreign taxes	(3.1)	(2.9)	(1.9)
Other	0.6	(0.2)	(0.2)
Effective income tax rate	35.5%	34.5%	36.4%
The Company's U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested to fund international expansion. Accordingly, the Company has not provisioned U.S. taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested. The Company estimates that its total undistributed earnings upon which it has not provided deferred tax is approximately $248,300 as of November 30, 2012. It is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.
As of November 30, 2012, the Company had net operating loss carry forward of approximately $23,000 and $12,100 for federal and state purposes, respectively. The federal net operating loss carry forward will start expiring in fiscal year ending November 30, 2021 if not used and the state net operating loss carry forward will start expiring in fiscal year ending November 30, 2016 if not used. The Company also had $62,700 of foreign net operating loss carry forward, mostly from Infotec Japan that will also start expiring in fiscal year ending November 30, 2014 if not used. In addition, the Company has $4,100 of federal foreign tax credits and various state income tax credit carry forward that if not used, will begin expiring in fiscal year ending November 30, 2014.
The Company enjoys tax holidays in certain jurisdictions including China, Costa Rica and the Philippines. The tax holidays provide for lower rates of taxation and require various thresholds of investment and business activities in those jurisdictions. These tax holidays are in effect currently and scheduled to expire starting 2014 if not extended. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2012, 2011, and 2010 were approximately $0.02 to $0.03, $0.03 to $0.04 and $0.01 to $0.02 respectively.
The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2012, 2011, and 2010 were as follows:

Balance as of November 30, 2009	$10,133
Additions based on tax positions related to the current year	2,713
Additions for tax positions of prior years	749
Reductions for tax positions of prior years	(185)
Settlements	(337)
Lapse of statute of limitations	(2,559)
Balance as of November 30, 2010	10,514
Additions based on tax positions related to the current year	2,113
Additions for tax positions of prior years	8,043
Reductions for tax positions of prior years	(397)
Lapse of statute of limitations	(1,273)
Balance as of November 30, 2011	19,000
Additions based on tax positions related to the current year	1,964
Additions for tax positions of prior years	621
Reductions for tax positions of prior years	(364)
Lapse of statute of limitations	(1,226)
Balance as of November 30, 2012	$19,995

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the United States, the Company is subject to examination and audits by tax authorities for tax years after fiscal year ended 2008. The Company is not aware of any tax audits in other jurisdictions. The Company is currently under examination by the IRS for its Federal income tax returns for fiscal years ended November 2009 and 2010. As of November 30, 2012, the IRS is still in the process of reviewing the Company's responses to Information Document Requests and has not proposed any adjustments. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2012 will materially change in the next twelve months.
As of November 30, 2012, the total uncertain tax position is $19,995, of which $19,057 of the unrecognized tax benefits, net of federal benefit would affect the effective tax rate if realized. The Company's policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2012 and 2011, the Company had accrued $1,730 and $1,303, respectively, in income taxes payable related to accrued interest.

NOTE 19—DISCONTINUED OPERATIONS:
 On December 28, 2009, China Civilink (Cayman), which operated in China as HiChina Web Solutions, was sold to Alibaba.com Limited. HiChina provided domain name registration and web site hosting and design. HiChina was a subsidiary of SYNNEX Investment Holdings Corporation, a wholly-owned subsidiary of SYNNEX Corporation. Under the terms of the agreement, the Company received $65,395 for its estimated 79% controlling ownership in HiChina. During fiscal year 2010, the Company recorded total gain on the sale of $11,351, net of $1,154 income taxes. The Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of HiChina. HiChina was a part of the Company's GBS segment. The Company has no significant continuing involvement in the operations of HiChina. In conjunction with the sale of HiChina, the Company recorded a contingent indemnification liability of $4,122.
The sale of HiChina qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of HiChina's operations from its Consolidated Statements of Operations to present this business in discontinued operations.
The following table shows the results of operations of HiChina for fiscal year 2010 which are included in the earnings from discontinued operations:

Fiscal Year Ended
November 30, 2010*
Revenue	$2,959
Cost of revenue	(1,706)
Gross profit	1,253
Selling, general and administrative expenses	(1,199)
Income before non-operating items, income taxes and noncontrolling interest	54
Interest income, net	17
Other income, net	5
Income before income taxes and noncontrolling interest	76
Provision for income taxes	(1)
Income from discontinued operations	75
Income from discontinued operations attributable to noncontrolling interest	(16)
Income from discontinued operations attributable to SYNNEX Corporation	$59
_______________________________
* Includes the results of operations from December 1, 2009 to the disposition date of December 28, 2009.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 20—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2021. Future minimum rental obligations under non-cancellable lease agreements as of November 30, 2012 were as follows:

Fiscal Years Ending November 30,
2013	$22,817
2014	18,050
2015	14,654
2016	9,009
2017	6,926
thereafter	9,862
Total minimum lease payments	$81,318

Rent expense for the years ended November 30, 2012, 2011 and 2010 amounted to $22,906, $22,600 and $16,340, respectively.
The Company was contingently liable as of November 30, 2012 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 10—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2012 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, the Company is involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is not currently involved in any material proceedings.
In December 2009, the Company sold China Civilink (Cayman), which operated in China as HiChina, to Alibaba.com Limited. In conjunction with this sale, the Company has recorded a contingent indemnification liability of $4,122.
The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company's results of operations, financial position or cash flows.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2012. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal Year 2012 Three Months Ended				Fiscal Year 2011 Three Months Ended
Statements of Operations Data: (currency and share amounts in thousands except per share amounts)	Feb. 29, 2012	May 31, 2012	Aug. 31, 2012	Nov. 30, 2012	Feb. 28, 2011	May 31, 2011	Aug. 31, 2011	Nov. 30, 2011
Revenue	$2,460,694	$2,482,799	$2,576,948	$2,765,066	$2,500,934	$2,495,802	$2,572,133	$2,840,971
Cost of revenue	(2,291,422)	(2,326,363)	(2,425,019)	(2,585,966)	(2,357,138)	(2,350,694)	(2,418,380)	(2,653,130)
Gross profit	169,272	156,436	151,929	179,100	143,796	145,108	153,753	187,841
Selling, general and administrative expenses	(105,284)	(97,115)	(94,878)	(104,448)	(92,943)	(90,948)	(87,235)	(103,144)
Income before non-operating items, income taxes and noncontrolling interest	63,988	59,321	57,051	74,652	50,853	54,160	66,518	84,697
Interest expense and finance charges, net	(6,035)	(5,519)	(5,809)	(5,567)	(6,169)	(6,269)	(6,472)	(6,595)
Other income (expense), net	2,099	(382)	890	1,864	965	180	(1,214)	(936)
Income before income taxes and noncontrolling interest	60,052	53,420	52,132	70,949	45,649	48,071	58,832	77,166
Provision for income taxes	(20,898)	(18,590)	(17,306)	(27,256)	(15,978)	(16,560)	(19,662)	(26,964)
Net income	39,154	34,830	34,826	43,693	29,671	31,511	39,170	50,202
Net (income) loss attributable to noncontrolling interest	(931)	(456)	313	(53)	50	(110)	(134)	(29)
Net income attributable to SYNNEX Corporation	$38,223	$34,374	$35,139	$43,640	$29,721	$31,401	$39,036	$50,173
Net income per share attributable to SYNNEX Corporation:
Basic	$1.05	$0.94	$0.96	$1.19	$0.83	$0.88	$1.09	$1.39
Diluted	$1.02	$0.90	$0.93	$1.16	$0.80	$0.85	$1.07	$1.37
Weighted-average common shares outstanding - basic	36,303	36,607	36,700	36,726	35,600	35,693	35,882	36,142
Weighted-average common shares outstanding - diluted	37,632	38,348	37,917	37,733	36,963	37,098	36,594	36,675
     Earnings per share (“EPS”) for each quarter are computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average of shares outstanding during the fiscal year. Thus, the sum of EPS for each of the four quarters may not equal the EPS for the fiscal year.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2012, 2011 and 2010
(in thousands)

	Balances at Beginning of Fiscal Year	Additions Charged to Revenue and COGS and Expense	Additions from Acquisitions	Reclassifications, Write-offs and Deductions	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2010
Allowance for sales returns	$20,482	$11,861	$—	$182	$32,525
Allowance for deferred tax assets	5,825	668	—	(2,631)	3,862
Fiscal Year Ended November 30, 2011
Allowance for sales returns	$32,525	$10,410	$—	$(7,460)	$35,475
Allowance for deferred tax assets	3,862	485	3,642	—	7,989
Fiscal Year Ended November 30, 2012
Allowance for sales returns	$35,475	$6,394	$—	$611	$42,480
Allowance for deferred tax assets	7,989	(1,044)	—	(523)	6,422

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
Item 9B. Other Information
None.

PART III

Item 10.     Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders to be held on March 19, 2013 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	1,343,000	$21.89	1,216,852	(1)(2)
 ___________________________________________

(1)
Includes the number of shares reserved for issuance under our Amended and Restated 2003 Stock Incentive Plan. The number of shares authorized for issuance under our Amended and Restated 2003 Stock Incentive Plan will not exceed the sum of (1) the number of shares subject to outstanding options granted under our 1997 Stock Option Plan/Stock Issuance Plan, our Special Executive Stock Option/Stock Issuance Plan and our 1993 Stock Option Plan outstanding, to the extent those options expire, terminate or are cancelled for any reason prior to being exercised, plus (2) 5,506,649 shares of common stock; provided, however, that the number of authorized shares under our Amended and Restated 2003 Stock Incentive Plan will not exceed 14,111,761 shares of common stock. Please see Note 4 - Stockholders' Equity of the Notes to the Consolidated Financial Statements for further information regarding the Amended and Restated 2003 Stock Incentive Plan.

(2)
Includes 750,000 shares available-for-sale pursuant to our 2003 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. Please see Note 4 - Stockholders' Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2003 Employee Stock Purchase Plan.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” and “Election of Directors-Directors and Nominees” contained in the Proxy Statement.

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

10.24#	Amendment to Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.25#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.26#	Amendment to SYNNEX Corporation 2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.27
Master HP Partner Agreement dated March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

Exhibit Number	Description of Document
10.28
Sixth Amendment to Third Amended and Restated Receivables Sales and Servicing Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2012).

10.29
Third Amendment to the Fourth Amended and Restated Receivables Funding and Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 24, 2012.

10.30	Amendment No. 5 to Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 24, 2012).

10.31#	Offer Letter between the Company and Thomas Alsborg dated November 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2012).

10.32#	Amendment to the Notice of Stock Option Grant and Stock Option Agreement dated November 8, 2012 between the Company and Thomas Alsborg.

10.33#	Amendment to the Notice of Restricted Stock Award and Restricted Stock Agreement dated November 8, 2012 between the Company and Thomas Alsborg.

10.34
Facility Agreement dated as of December 7, 2012, by and among SYNNEX Infotec Corporation, the lenders party thereto, The Royal Bank of Scotland PLC as Agent and DB Trust Company Limited Japan as Security Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2012).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 95 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: January 28, 2013

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

Name	Title	Date
/s/ Kevin M. Murai	President and Chief Executive Officer (Principal Executive Officer) and Director	January 28, 2013
Kevin M. Murai

/s/ Thomas C. Alsborg	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 28, 2013
Thomas C. Alsborg

/s/ Dwight A. Steffensen	Chairman of the Board	January 28, 2013
Dwight A. Steffensen

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 28, 2013
Matthew F.C. Miau

/s/ Fred A. Breidenbach	Director	January 28, 2013
Fred A. Breidenbach

/s/ Hau Lee	Director	January 28, 2013
Hau Lee

/s/ Dennis Polk	Director	January 28, 2013
Dennis Polk

/s/ Gregory L. Quesnel	Director	January 28, 2013
Gregory L. Quesnel

/s/ James C. Van Horne	Director	January 28, 2013
James C. Van Horne

/s/ Thomas S. Wurster	Director	January 28, 2013
Thomas S. Wurster

/s/ Duane E. Zitzner	Director	January 28, 2013
Duane E. Zitzner

/s/ Andrea M. Zulberti	Director	January 28, 2013
Andrea M. Zulberti

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

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

10.24#	Amendment to Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.25#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.26#	Amendment to SYNNEX Corporation 2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.27
Master HP Partner Agreement dated March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

10.28
Sixth Amendment to Third Amended and Restated Receivables and Sales Servicing Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2012).

10.29
Third Amendment to the Fourth Amended and Restated Receivables Funding and Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 24, 2012.

10.30	Amendment No. 5 to Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 24, 2012).

10.31#	Offer Letter between the Company and Thomas Alsborg dated November 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2012).

Exhibit Number	Description of Document

10.32#	Amendment to the Notice of Stock Option Grant and Stock Option Agreement dated November 8, 2012 between the Company and Thomas Alsborg.

10.33#	Amendment to the Notice of Restricted Stock Award and Restricted Stock Agreement dated November 8, 2012 between the Company and Thomas Alsborg.

10.34
Facility Agreement dated as of December 7, 2012, by and among SYNNEX Infotec Corporation, the lenders party thereto, The Royal Bank of Scotland PLC as Agent and DB Trust Company Limited Japan as Security Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2012).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 95 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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