Form 10-Q
period 2013-02-28
SYNNEX CORP
filed 2013-04-04
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 28, 2013
Common Stock, $0.001 par value	37,305,224

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	February 28, 2013	November 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$232,074	$163,699
Short-term investments	15,739	15,933
Accounts receivable, net	1,196,077	1,401,087
Receivable from affiliates	328	285
Inventories	916,196	923,340
Current deferred tax assets	23,400	23,390
Other current assets	59,585	52,727
Total current assets	2,443,399	2,580,461
Property and equipment, net	120,423	122,923
Goodwill	184,531	189,088
Intangible assets, net	25,905	29,049
Deferred tax assets	648	619
Other assets	39,034	41,122
Total assets	$2,813,940	$2,963,262
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$82,283	$52,698
Convertible debt	142,824	141,436
Accounts payable	947,011	1,111,833
Accrued liabilities	145,987	181,270
Income taxes payable	14,271	7,470
Total current liabilities	1,332,376	1,494,707
Long-term borrowings	72,618	81,152
Long-term liabilities	54,841	58,783
Deferred tax liabilities	8,212	9,265
Total liabilities	1,468,047	1,643,907
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 37,437 and 37,348 shares issued as of February 28, 2013 and November 30, 2012, respectively	37	37
Additional paid-in capital	328,365	324,292
Treasury stock, 726 and 720 shares as of February 28, 2013 and November 30, 2012, respectively	(21,814)	(21,611)
Accumulated other comprehensive income	24,690	35,405
Retained earnings	1,014,269	980,900
Total SYNNEX Corporation stockholders’ equity	1,345,547	1,319,023
Noncontrolling interest	346	332
Total equity	1,345,893	1,319,355
Total liabilities and equity	$2,813,940	$2,963,262

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenue	$2,460,839	$2,460,694
Cost of revenue	(2,304,752)	(2,291,422)
Gross profit	156,087	169,272
Selling, general and administrative expenses	(100,147)	(105,284)
Income before non-operating items, income taxes and noncontrolling interest	55,940	63,988
Interest expense and finance charges, net	(5,493)	(6,035)
Other income, net	1,261	2,099
Income before income taxes and noncontrolling interest	51,708	60,052
Provision for income taxes	(18,317)	(20,898)
Net income	33,391	39,154
Net income attributable to noncontrolling interest	(22)	(931)
Net income attributable to SYNNEX Corporation	$33,369	$38,223
Net income per share attributable to SYNNEX Corporation:
Basic	$0.91	$1.05
Diluted	$0.88	$1.02
Weighted-average common shares outstanding:
Basic	36,663	36,303
Diluted	38,030	37,632

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2013	February 29, 2012
Net income	$33,391	$39,154
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of $0 tax for both the three months ended February 28, 2013 and February 29, 2012.	239	87
Foreign currency translation adjustments, net of $448 and $0 tax for the three months ended February 28, 2013 and February 29, 2012, respectively	(10,962)	5,801
Total other comprehensive income (loss)	(10,723)	5,888
Comprehensive income:	22,668	45,042
Comprehensive income attributable to noncontrolling interest	(14)	(474)
Comprehensive income attributable to SYNNEX Corporation	$22,654	$44,568

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$33,391	$39,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,275	4,041
Amortization of intangible assets	1,953	2,075
Accretion of convertible notes discount	1,388	1,284
Share-based compensation	2,483	2,009
Provision for doubtful accounts	1,699	2,052
Tax benefits from employee stock plans	240	2,043
Excess tax benefit from share-based compensation	(416)	(2,056)
Gains on investments	(569)	(1,332)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	176,302	113,939
Receivables from affiliates, net	(43)	(227)
Inventories	(9,023)	22,157
Other assets	(7,200)	(15,371)
Accounts payable	(146,833)	(95,294)
Accrued liabilities	(12,476)	(9,654)
Deferred liabilities	(4,266)	9,358
Net cash provided by operating activities	40,905	74,178
Cash flows from investing activities:
Purchase of trading investments	(155)	(3,085)
Proceeds from sale of trading investments	927	3,876
Acquisition of businesses, net of cash acquired	(877)	(8)
Purchase of property and equipment	(3,041)	(4,605)
Loans and deposits to third parties, net of payments received	279	217
Proceeds from sale of investment in equity-method investee	4,153	—
Changes in restricted cash	(387)	10,657
Net cash provided by investing activities	899	7,052
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	136,735	740,830
Payment of securitization and revolving line of credit	(101,967)	(818,035)
Payment of long-term bank loans, capital leases and other borrowings	(690)	(749)
Excess tax benefit from share-based compensation	416	2,056
Decrease in book overdraft	—	(9,465)
Cash paid for repurchase of treasury stock	(103)	—
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	1,249	5,731
Payment for purchase of shares of subsidiary from noncontrolling interest	(11,400)	—
Net cash provided by (used in) financing activities	24,240	(79,632)
Effect of exchange rate changes on cash and cash equivalents	2,331	(413)
Net increase in cash and cash equivalents	68,375	1,185
Cash and cash equivalents at beginning of period	163,699	67,571
Cash and cash equivalents at end of period	$232,074	$68,756

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to resellers, retailers, and original equipment manufacturers (“OEMs”) worldwide. SYNNEX’s business process services include wholesale distribution and business process outsourcing (“BPO”) services. SYNNEX is headquartered in Fremont, California and has operations in North America, Central America, Asia and Europe.
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2013 and for the three month periods ended February 28, 2013 and February 29, 2012 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2012 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the fiscal year ended November 30, 2012, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.
The results of operations for the three months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2013, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012. There have been no material changes to these accounting policies, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
Restricted cash
Restricted cash balances relate to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, amounts held for outstanding letters of credit and future payments to contractors for the long-term projects at the Company’s Mexico operation.
The following table summarizes the restricted cash balances as of February 28, 2013 and November 30, 2012 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of
	February 28, 2013	November 30, 2012
Related to borrowing arrangements and others:
Other current assets	$25,624	$23,247
Related to long-term projects:
Other assets	4,197	6,103
Total restricted cash	$29,821	$29,350

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, and cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2013, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 28, 2013, such losses have been within management’s expectations.
In the three months ended February 28, 2013, one customer accounted for 10% of the Company's total revenue. In the three months ended February 29, 2012, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 31% and 35% of the total revenue for the three months ended February 28, 2013 and February 29, 2012, respectively.
As of February 28, 2013, no customer exceeded 10% of the total consolidated accounts receivable balance. As of November 30, 2012, one customer accounted for 10% of the consolidated accounts receivable balance.
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
The Company's operation in Mexico primarily focuses on projects with the Mexican government and other local agencies that are long-term in nature. Under the agreements, the Company sells computers and equipment to contractors that provide services to the Mexican government. The Company also sells computer equipment and services directly to the Mexican government. The payments are due on a monthly basis and contingent upon the satisfactory performance of certain services, fulfillment of certain obligations and meeting certain conditions. The Company recognizes revenue and cost of revenue on a straight-line basis over the term of the contract, as the contingencies are satisfied and payments become due.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The Company accounts for the conversion spread on its convertible debt using the treasury stock method. It is the Company’s intent to settle the principal amount of the convertible debt in cash; accordingly, the principal amount has been excluded from the determination of diluted earnings per share.
The calculation of net income per common share attributable to SYNNEX Corporation is presented in Note 12.
Recent accounting pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting update which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The accounting update will be applicable to the Company in the first quarter of fiscal year 2014.
In March 2013, the FASB issued an accounting update that clarifies the applicable guidance for the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or a group or assets that is a business within a foreign entity. The guidance clarifies that the accounting for the release of cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a business. The accounting update is applicable for fiscal years and interim reporting periods within those years beginning after December 15, 2013 with early adoption permitted. The accounting update will be applicable for the Company in the second quarter of fiscal year 2014.
During fiscal year 2013, the following accounting standards were adopted:
In June 2011, the FASB issued an accounting update that amends the presentation of “Comprehensive income” in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted the accounting update in the first quarter of fiscal year 2013 and updated its presentation of comprehensive income in the financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES:
Fiscal year 2012 acquisitions and divestitures
In fiscal year 2012, the Company purchased all the shares of its subsidiary SYNNEX Infotec Corporation (“Infotec Japan”) held by the noncontrolling interest SB Pacific Corporation Limited ("SB Pacific") for $17,450. During the three months ended February 28, 2013, the Company made the final payment of $11,400 of the purchase price. The transaction increased the Company's ownership interest in Infotec Japan from 70.0% to 99.8%. In fiscal year 2012, the Company also sold its 33.3% noncontrolling interest in SB Pacific, its equity-method investee at that time, back to SB Pacific. During the three months ended February 28, 2013, the Company received the final payment of $4,153 of the sale price. The controlling shareholder of SB Pacific is Robert Huang, who is the Company’s founder and former Chairman.
In fiscal year 2012, the Company acquired a business in the Global Business Services ("GBS") segment for a purchase price of $6,200 with $1,200 payable upon the completion of certain post-closing procedures and $1,300 contingent consideration payable upon the achievement of certain target earnings. The Company recorded goodwill of $6,150 in relation to this acquisition. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended, during the three months ended February 28, 2013 and February 29, 2012 and the grant-date fair value of the awards:

	Three Months Ended
	February 28, 2013		February 29, 2012
	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Restricted stock awards	2	$54	4	$154
Restricted stock units	98	3,467	—	—
	100	$3,521	4	$154
The Company recorded share-based compensation expenses of $2,483 and $2,009 in "Selling, general and administrative expenses" for the three months ended February 28, 2013, and February 29, 2012, respectively.

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	February 28, 2013	November 30, 2012
Short-term investments:
Trading securities	$5,539	$5,709
Available-for-sale securities	36	44
Held-to-maturity securities	8,317	8,297
Cost method investments	1,847	1,883
	$15,739	$15,933

	As of
	February 28, 2013	November 30, 2012
Accounts receivable, net:
Accounts receivable	$1,250,239	$1,461,796
Less: Allowance for doubtful accounts	(17,473)	(18,229)
Less: Allowance for sales returns	(36,689)	(42,480)
	$1,196,077	$1,401,087

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	February 28, 2013	November 30, 2012
Property and equipment, net:
Land	$18,467	$18,699
Equipment and computers	100,806	101,994
Furniture and fixtures	21,029	21,373
Buildings and leasehold improvements	101,912	101,848
Construction in progress	1,565	1,804
Total property and equipment, gross	243,779	245,718
Less: Accumulated depreciation	(123,356)	(122,795)
	$120,423	$122,923
Goodwill:

	Distribution	GBS	Total
Balance as of November 30, 2012	$105,860	$83,228	$189,088
Goodwill adjustments during the period	—	123	123
Foreign exchange translation	(3,464)	(1,216)	(4,680)
Balance as of February 28, 2013	$102,396	$82,135	$184,531

The additions to "Goodwill" recorded during the three months ended February 28, 2013 relate to adjustments for the purchase price allocation for a prior period acquisition in the GBS segment.
Intangible assets, net:

	As of February 28, 2013			As of November 30, 2012
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,941	$(29,078)	$7,863	$36,945	$(28,684)	$8,261
Customer lists	48,504	(31,082)	17,422	50,406	(30,360)	20,046
Other intangible assets	4,896	(4,276)	620	4,962	(4,220)	742
	$90,341	$(64,436)	$25,905	$92,313	$(63,264)	$29,049

Amortization expenses for the three months ended February 28, 2013 and February 29, 2012 was $1,953 and $2,075, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	February 28, 2013			November 30, 2012
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term:
Trading securities	$4,959	$580	$5,539	$5,636	$73	$5,709
Available-for-sale securities	—	36	36	—	44	44
Held-to-maturity investments	8,317	—	8,317	8,297	—	8,297
Cost method securities	1,847	—	1,847	1,883	—	1,883
	$15,123	$616	$15,739	$15,816	$117	$15,933
Long-term investments in other assets:
Available-for-sale securities	$983	$255	$1,238	$1,095	$22	$1,117
Cost-method investments	3,301	—	3,301	3,313	—	3,313

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
The following table summarizes the total gains and losses recorded in “Other income, net” in the Consolidated Statement of Operations for changes in the fair value of the Company's trading investments during the three months ended February 28, 2013 and February 29, 2012:

	Three Months Ended
	February 28, 2013	February 29, 2012
Gain on trading investments	$569	$1,089

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
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of February 28, 2013 and November 30, 2012:

	Fair Value as of
Location	February 28, 2013	November 30, 2012
Other current assets	$1,847	$1,292
Accrued liabilities	46	—
The notional amounts of the foreign exchange forward contracts that were outstanding as of February 28, 2013 and November 30, 2012 were $97,629 and $128,518, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. In relation to its forward contracts, the Company recorded in “Other income, net” gains of $3,428 during the three months ended February 28, 2013 and losses of $956 during the three months ended February 29, 2012.

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2013				As of November 30, 2012
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$145,867	$145,867	$—	$—	$95,074	$95,074	$—	$—
Trading securities	5,539	5,539	—	—	5,709	5,709	—	—
Available-for-sale securities in short-term investments	36	36	—	—	44	44	—	—
Available-for-sale securities in other assets	1,238	1,238	—	—	1,117	1,117	—	—
Forward foreign currency exchange contracts	1,847	—	1,847	—	1,292	—	1,292	—
Liabilities:
Forward foreign currency exchange contracts	$46	$—	$46	$—	$—	$—	$—	$—
Acquisition-related contingent consideration	2,209	—	—	2,209	2,611	—	—	2,611

The Company's cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying value of the cash equivalents approximates the fair value since they are near their maturity. Investments in trading and available-for-sale securities consist of equity securities and are recorded at

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.
The acquisition-related contingent consideration liability represents the future potential earn-out payments relating to the acquisitions in the GBS segment. The fair values of the contingent consideration liabilities are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. During the three months ended February 28, 2013, the fair value of the contingent consideration liability was remeasured and the resulting decrease of $305 was recorded as a benefit to “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The change in the fair value was due to updated estimates of expected revenue and gross profit related to the achievement of established earn-out targets.
The carrying value of held-to-maturity securities, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities and the interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The convertible debt had a carrying value of $142,824 and $141,436, and a fair value of $186,708 and $167,735, respectively, as of February 28, 2013 and November 30, 2012. The fair value of convertible debt is based on the closing price of the convertible debt traded in a limited trading market and is categorized as level 2 in the fair value measurement category levels.
During the three months ended February 28, 2013, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). The Company can finance up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”). The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of both February 28, 2013 and November 30, 2012 there were no borrowings outstanding under the U.S. Arrangement.
Under the terms of the U.S. Arrangement, the Company sells, on a revolving basis, its U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings by this subsidiary are secured by pledging all of such subsidiary's rights, title and interest in and to the U.S. Receivables as security for repayment of its borrowings. Any borrowings under the U.S. Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company's cost of borrowing or loss of the Company's financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on the Company's financial condition and results of operations.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay the Company directly on behalf of the customer and typically charge certain fees which the Company records as flooring fees. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 17—Commitments and Contingencies for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 28, 2013	February 29, 2012
Net sales financed	$186,335	$170,892
Flooring fees(1)	1,227	1,022
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of February 28, 2013 and November 30, 2012, accounts receivable subject to flooring agreements were $42,195 and $55,963, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not collected as of February 28, 2013 and November 30, 2012 was $17,899 and $11,233, respectively.

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2013	November 30, 2012
Convertible debt	$142,824	$141,436
SYNNEX Canada term loan	8,170	8,648
Infotec Japan credit facility	135,047	111,542
Other borrowings and capital leases	11,684	13,660
Total borrowings	297,725	275,286
Less: Current portion	(225,107)	(194,134)
Non-current portion	$72,618	$81,152
Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) in a private placement. The carrying amount of the Convertible Senior Notes, net of the unamortized debt discount, was $142,824 and $141,436 as of February 28, 2013 and November 30, 2012, respectively. The Convertible Senior Notes are senior unsecured obligations of the Company and have a cash coupon interest rate of 4.0% per annum. The Company may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest (including any additional interest and any contingent interest) up to, but excluding, the redemption date. See Note 11—Convertible Debt. Also, the Convertible Senior Notes contain various features which under certain circumstances could allow the holders to convert the Convertible Senior Notes into shares before their ten-year maturity. Further, the date of settlement of the Convertible Senior Notes is uncertain due to various features including put and call elements which occur in May, 2013. Because of the May 2013 put and call features, the Company has classified the Convertible Senior Notes as short-term debt in the Consolidated Balance Sheets.
SYNNEX U.S. securitization
The Company can finance up to a maximum of $400,000 in U.S. Receivables under its U.S. Arrangement. See Note 9—Accounts Receivable Arrangements. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment. As of both February 28, 2013 and November 30, 2012 there were no borrowings outstanding under the U.S. Arrangement.
SYNNEX U.S. senior secured revolving line of credit
The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution which provides a maximum commitment of $100,000 which expires in October 2017. The Revolver includes an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company's request, in the event the current lender consents to such increase or another lender participates in the Revolver. Interest on borrowings under the Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company's option. The margin on the LIBOR is determined in accordance with the Company's fixed charge coverage ratio and is currently 1.50% per annum. The Company's base rate is based on the financial institution's prime rate. The Revolver also contains an unused line fee of 0.30%

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

per annum. The Revolver is secured by the Company's inventory and other assets. It would be an event of default under the Revolver if a lender under the U.S. Arrangement declines to extend the maturity date at any point within thirty days prior to the maturity date of the U.S. Arrangement, unless the Company has a binding commitment in place to renew or replace the U.S. Arrangement. There is no event of default if within the thirty day period prior to maturity of the Revolver if: (a) borrowing availability exceeds 90% of the commitment amount and (b) the fixed charge coverage ratio, when measured at the end of the fiscal quarter on a trailing four quarter basis, is greater than or equal to 1.75 to 1.00. There were no borrowings outstanding under this credit arrangement as of both February 28, 2013 and November 30, 2012.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a financial institution (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of February 28, 2013 and November 30, 2012, outstanding standby letters of credit totaled $3,323 and $3,447, respectively. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of both February 28, 2013 and November 30, 2012, there were no borrowings outstanding under the Canadian Revolving Arrangement.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017.
Infotec Japan credit facility
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY8,000,000 short-term revolving credit facility. The credit agreement was refinanced in December 2012, to increase the short-term revolving credit facility to JPY8,000,000 from JPY4,000,000. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin of 1.90% per annum. The refinanced credit facility expires in December 2015. The long-term loan can be repaid at any time prior to December 2015 without penalty. The Company has issued a guarantee to cover all obligations of Infotec Japan to the lenders.
Other borrowings and capital leases
Infotec Japan has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility was renewed for one year in March 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.60% per annum. As of February 28, 2013 and November 30, 2012, the balances outstanding under this credit facility were $10,804 and $12,124, respectively. In addition, as of November 30, 2012, Infotec Japan had a term loan with a financial institution with a balance of $424, which was repaid in December 2012 and bore a fixed interest rate of 1.50%.
As of February 28, 2013 and November 30, 2012, the Company also had $880 and $1,112, respectively, outstanding in capital lease obligations primarily pertaining to Infotec Japan and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Interest expense and finance charges
For the three months ended February 28, 2013 and February 29, 2012, the total interest expense and finance charges for the Company's borrowings were $6,556 and $6,954, respectively, including non-cash interest expenses of $1,388 and $1,284, respectively, for the Convertible Senior Notes. The variable interest rates ranged between 0.67% and 3.53% during the three months ended February 28, 2013 and between 0.87% and 3.92% during the three months ended February 29, 2012.
Covenants compliance
In relation to the U.S. Arrangement, the Revolver, the Infotec Japan credit facility and the Canadian Revolving Arrangement, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit the Company’s ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes subject to certain liquidity tests.
Guarantees
The Company has issued guarantees to certain vendors and lenders of its subsidiaries for trade credit lines and loans to ensure compliance with subsidiary sales agreements. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the December 2009 sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of February 28, 2013 and November 30, 2012 were $333,301 and $264,162, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

NOTE 11—CONVERTIBLE DEBT:

	As of
	February 28, 2013	November 30, 2012
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	(926)	(2,314)
Net carrying amount	$142,824	$141,436

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
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days in the period of thirty consecutive trading days

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if the Company has called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of February 28, 2013. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Senior Notes is 33.9945 shares of common stock per $1 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. The Company may enter into convertible hedge arrangements to hedge the in-the-money feature of the Convertible Senior Notes to counter the potential share dilution.
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
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of February 28, 2013, the remaining amortization period is approximately three months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,624 during both the three months ended February 28, 2013 and February 29, 2012. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $1,388 and $1,284, respectively, during the three months ended February 28, 2013 and February 29, 2012. As of both February 28, 2013 and November 30, 2012, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22,836.
The date of settlement of the Convertible Senior Notes is uncertain due to the various features of the Convertible Senior Notes including put and call elements. Because of the May 2013 put and call features, the Company has classified the Convertible Senior Notes as short-term debt in the Consolidated Balance Sheets.
The Company currently intends to settle the principal amount of the Convertible Senior Notes using cash at some future date. The Company maintains within its U.S. Arrangement and Revolver ongoing features that allow the Company to utilize cash from these facilities to cash settle the Convertible Senior Notes.

NOTE 12—NET INCOME PER COMMON SHARE:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended
	February 28, 2013	February 29, 2012
Net income attributable to SYNNEX Corporation	$33,369	$38,223
Weighted-average common shares - basic	36,663	36,303
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	520	635
Conversion spread of convertible debt	847	694
Weighted-average common shares - diluted	38,030	37,632
Net income per share attributable to SYNNEX Corporation:
Basic	$0.91	$1.05
Diluted	$0.88	$1.02
Options to purchase 19 and 7 shares of common stock during the three months ended February 28, 2013 and February 29, 2012, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 13—SEGMENT INFORMATION:
Operating segments
Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.
The distribution services segment distributes IT systems, peripherals, system components, software, networking equipment, consumer electronics ("CE") and complementary products and offers data center server and storage solutions. The distribution services segment also provides contract assembly services.
The GBS segment offers a range of BPO services to customers that include technical support, renewals management, lead management, direct sales, customer service, back office processing and information technology outsourcing ("ITO"). Many of

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

these services are delivered and supported on the proprietary software platforms that the Company has developed to provide additional value to its customers.
Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2013 and February 29, 2012 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended February 28, 2013
Revenue	$2,416,904	$52,483	$(8,548)	$2,460,839
Income from operations before non-operating items, income taxes and noncontrolling interest	52,062	3,898	(20)	55,940
Three months ended February 29, 2012
Revenue	2,423,264	45,062	(7,632)	2,460,694
Income from operations before non-operating items, income taxes and noncontrolling interest	62,365	1,992	(369)	63,988

Total assets as of February 28, 2013	$2,704,032	$314,108	$(204,200)	$2,813,940
Total assets as of November 30, 2012	2,848,689	316,993	(202,420)	2,963,262
The inter-segment elimination relates to the inter-segment, back office support services provided by the GBS segment to the distribution services segment, elimination of inter-segment profit, inter-segment investments and inter-segment receivables.
Segment by geography
The Company primarily operates in North America. The United States and Canada are included in the “North America” operations. China, India, Japan and the Philippines are included in “Asia-Pacific” operations and the remaining countries it operates in are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed or services are provided.
Shown below is summarized financial information related to the geographic areas in which the Company operated during the three months ended February 28, 2013 and February 29, 2012:

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenue:
North America	$2,129,513	$2,109,839
Asia-Pacific	311,624	337,133
Other	19,702	13,722
	$2,460,839	$2,460,694

	As of
	February 28, 2013	November 30, 2012
Property and equipment, net:
North America	$86,409	$87,689
Asia-Pacific	21,546	22,782
Other	12,468	12,452
	$120,423	$122,923
Revenue in the United States was approximately 74% and 71% of the total revenue for the three months ended February 28, 2013 and February 29, 2012, respectively. Revenue in Canada was approximately 13% and 15% of total revenue

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

for the three months ended February 28, 2013 and February 29, 2012, respectively. Revenue in Japan was approximately 12% and 13% of the total revenue for the three months ended February 28, 2013 and February 29, 2012, respectively.
Property and equipment, net in the United States was approximately 58% and 57% of the total as of February 28, 2013 and November 30, 2012, respectively. Property and equipment, net in Canada was approximately 14% of the total as of both February 28, 2013 and November 30, 2012. No other country represented more than 10% of the total property and equipment, net.

NOTE 14—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan that began in 1992 when it became its primary investor through its affiliates. As of both February 28, 2013 and November 30, 2012, MiTAC International and its affiliates beneficially owned approximately 27% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. The shares owned by MiTAC International are held by the following entities:

As of February 28, 2013
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
The Company purchased inventories from MiTAC International and its affiliates totaling $2,725 and $241 during the three months ended February 28, 2013 and February 29, 2012, respectively. The Company’s sales to MiTAC International and its affiliates during the three months ended February 28, 2013 and February 29, 2012, totaled $295 and $1,134, respectively. In addition, during the three months ended February 28, 2013 and February 29, 2012, the Company recorded $931 and $945, respectively, in reimbursements for rent and overhead costs for facilities used.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 15—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of Infotec Japan are covered by certain defined benefit pension plans, including a multi-employer pension plan. Full-time employees are eligible to participate in the plans on the first day of February following their date of hire and are not required to contribute to the plans.
The components of net periodic pension costs pertaining to the Company's single employer benefit plan during the three months ended February 28, 2013 and February 29, 2012 were as follows:

	Three Months Ended
	February 28, 2013	February 29, 2012
Service cost	$161	$177
Interest cost	41	46
Expected return on plan assets	(16)	(28)
Net periodic pension costs	$186	$195
During the three months ended February 28, 2013 and February 29, 2012, the Company contributed $173 and $198, respectively, to the single-employer benefit plan.

NOTE 16—EQUITY:
Share repurchase program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. During the three months ended February 28, 2013, the Company purchased 3 shares at a weighted-average price of $32.27 per share. As of February 28, 2013 the Company has purchased 310 shares for a total cost of $9,561 under this share repurchase program.
The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the three months ended February 28, 2013 and February 29, 2012 is presented below:

	Three Months Ended February 28, 2013			Three Months Ended February 29, 2012
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$1,319,023	$332	$1,319,355	$1,158,379	$10,079	$1,168,458
Issuance of common stock on exercise of options	1,041	—	1,041	5,873	—	5,873
Issuance of common stock for employee stock purchase plan	308	—	308	333	—	333
Tax benefit from exercise of non-qualified stock options	240	—	240	2,043	—	2,043
Taxes paid for the settlement of equity awards	(99)	—	(99)	(95)	—	(95)
Share-based compensation	2,483	—	2,483	2,009	—	2,009
Repurchase of treasury stock	(103)	—	(103)	—	—	—
Comprehensive income:
Net income	33,369	22	33,391	38,223	931	39,154
Other comprehensive income (loss):
Changes in unrealized gain on available-for-sale securities	239	—	239	15	72	87
Net unrealized components of defined benefit pension plans	—	—	—	64	(64)	—
Foreign currency translation adjustments	(10,954)	(8)	(10,962)	6,266	(465)	5,801
Total other comprehensive income (loss)	(10,715)	(8)	(10,723)	6,345	(457)	5,888
Total comprehensive income	22,654	14	22,668	44,568	474	45,042
Ending balance of equity:	$1,345,547	$346	$1,345,893	$1,213,110	$10,553	$1,223,663
The balance of "Accumulated other comprehensive income," which is included in the total equity attributable to SYNNEX Corporation, primarily comprises of cumulative translation adjustments.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2013 and February 29, 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of February 28, 2013 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2013 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, the Company is involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is not currently involved in any material proceedings.
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

NOTE 18—SUBSEQUENT EVENTS:
In March 2013, the Company announced that it has signed a definitive agreement to acquire substantially all of the assets of Supercom Canada Limited, a distributor of IT and consumer electronics products and services in Canada. The acquisition is expected to close in April 2013 subject to regulatory and other approvals. The purchase price will be approximately CAD36,500, or approximately US$35,413, in cash, which includes approximately CAD4,450, or approximately US$4,317, in deferred payments, subject to certain post-closing conditions, payable within 18 months. The acquisition will be integrated into the distribution services segment and is expected to expand the Company's existing product and service offerings in Canada.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs, and timing of our acquisitions, impact of MiTAC International Corporation, or MiTAC International, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, our convertible notes, including the settlement of our convertible notes, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of February 28, 2013, we had over 12,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 87% and 86%, of our total revenue was from North America for the three months ended February 28, 2013 and February 29, 2012.
In our distribution services segment, we purchase IT systems, peripherals, system components, software, networking equipment, CE and complementary products from our primary suppliers such as Hewlett-Packard Company, or HP, Lenovo, Seagate Technologies LLC, Panasonic Corporation and Acer Inc. and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In our distribution business, we provide comprehensive IT solutions in key vertical markets such as government and healthcare. We also provide specialized service offerings that increase efficiencies in areas like print management, renewals, networking and other services. In our GBS segment, our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three months ended February 28, 2013 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
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
Acquisitions and divestitures during fiscal year 2012
In fiscal year 2012, we purchased all the shares of our subsidiary SYNNEX Infotec Corporation, or Infotec Japan, held by the noncontrolling interest SB Pacific Corporation Limited, or SB Pacific, for $17.5 million. During the three months ended February 28, 2013, we made the final payment of $11.4 million of the purchase price. The transaction increased our ownership interest in Infotec Japan from 70.0% to 99.8%. In fiscal year 2012, we also sold our 33.3% noncontrolling interest in SB Pacific, our equity-method investee at that time, back to SB Pacific. During the three months ended February 28, 2013, we received the final payment of $4.2 million of the sale price. The controlling shareholder of SB Pacific is Robert Huang, who is our founder and former Chairman.
In fiscal year 2012, we acquired a business in the GBS segment for a purchase price of $6.2 million with $1.2 million payable upon the completion of certain post-closing procedures and $1.3 million contingent consideration payable upon the achievement of certain target earnings. We recorded goodwill of $6.2 million in relation to this acquisition. The determination of the fair value of the net assets acquired is preliminary subject to the finalization of more detailed analysis. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.
Acquisitions subsequent to three months ended February 28, 2013
In March 2013, we announced that we have signed a definitive agreement to acquire substantially all of the assets of Supercom Canada Limited, a distributor of IT and consumer electronics products and services in Canada. The acquisition is expected to close in April 2013 subject to regulatory and other approvals. The purchase price will be approximately CAD36.5 million, or approximately US$35.4 million, in cash, which includes approximately CAD4.5 million, or approximately US$4.3 million, in deferred payments, subject to certain post-closing conditions, payable within 18 months. The acquisition will be integrated into the distribution services segment and is expected to expand our existing product and service offerings in Canada.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended
	February 28, 2013	February 29, 2012
Revenue	100.00%	100.00%
Cost of revenue	(93.66)	(93.12)
Gross profit	6.34	6.88
Selling, general and administrative expenses	(4.07)	(4.28)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.27	2.60
Interest expense and finance charges, net	(0.22)	(0.25)
Other income, net	0.05	0.09
Income from operations before income taxes and noncontrolling interest	2.10	2.44
Provision for income taxes	(0.74)	(0.85)
Net income	1.36	1.59
Net income attributable to noncontrolling interest	(0.00)	(0.04)
Net income attributable to SYNNEX Corporation	1.36%	1.55%
Three Months Ended February 28, 2013 and February 29, 2012
Revenue

	Three Months Ended
	February 28, 2013	February 29, 2012	Percent Change
	(in thousands)
Revenue	$2,460,839	$2,460,694	0.0%
Distribution revenue	2,416,904	2,423,264	(0.3)%
GBS revenue	52,483	45,062	16.5%
Inter-segment elimination	(8,548)	(7,632)	12.0%
In our distribution services segment, we sell in excess of 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as technical support, renewals management, lead management, direct sales, customer service, back office processing and ITO. The inter-segment elimination relates to the inter-segment, back office support services provided by our GBS segment to our distribution services segment. Third-party GBS revenue can be derived by netting the inter-segment eliminations into GBS revenue. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.
Our revenue in the distribution services segment during the three months ended February 28, 2013 decreased by 0.3% compared to the three months ended February 29, 2012 due to changes in foreign exchange rate, primarily the result of the weakening of the Japanese Yen. On a constant dollar basis our revenue increased by 1.2% over the three months ended February 29, 2012, primarily due to growth in our commercial distribution business and the addition of new vendors. This increase was offset by weakness in personal computer and printer sales, specifically to our retail customers.
By product category, in comparison to the three months ended February 29, 2012, our sales of peripherals, system components and networking increased by 6%, 11% and 14%, respectively, while sales of systems and software decreased by 7% and 3%, respectively.

In our GBS segment, revenue in the three months ended February 28, 2013 increased 16.5% from the three months ended February 29, 2012 primarily due to revenue generated from new customer contracts and increased business volume from certain existing contracts. These increases were offset in part by lower business volume from other customers with declining business performance.
The demand for our products and services has continued to be stable in the U.S and Asian markets.
Gross Profit

	Three Months Ended
	February 28, 2013	February 29, 2012	Percent Change
	(in thousands)
Gross profit	$156,087	$169,272	(7.8)%
Percentage of revenue	6.34%	6.88%
Our gross profit is affected by a variety of factors, including competition, average selling prices, mix of products and services we sell, our customers, our sources of revenue by segments, product costs along with rebate and discount programs from our suppliers, reserves or settlements thereof, freight costs, charges for inventory losses, acquisitions and divestitures of business units, fluctuations in revenue, and our mix of business including our GBS services.
In the three months ended February 28, 2013 our gross margins were 54 basis points lower as compared to the three months ended February 29, 2012, primarily because gross margins in the prior year period benefited from the shortages of hard disk drives. Our gross margins during the three months ended February 28, 2013 were favorably impacted by lower levels of reserves and our mix of business by segment, offset by the negative impact of increased price competition, lower incentive rebates and softer end market demand in certain geographies such as Canada.
No specific customers, or changes in pricing strategy, individually or in the aggregate, contributed materially to the change in gross profit.
Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2013	February 29, 2012	Percent Change
	(in thousands)
Selling, general and administrative expenses	$100,147	$105,284	(4.9)%
Percentage of revenue	4.07%	4.28%
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
Our selling, general and administrative expenses in the three months ended February 28, 2013 were 4.9% lower compared to the three months ended February 29, 2012, primarily due to a decrease in provision for doubtful accounts, deferred compensation expense and general operating costs which, on a constant currency basis, were lower by $5.3 million. Also, changes in foreign exchange rates resulted in $1.6 million lower selling, general and administrative expenses primarily due to the weakening of the Japanese Yen. These benefits were offset in part by $1.8 million higher personnel cost due to increased headcount in both our segments.

Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Three Months Ended
	February 28, 2013	February 29, 2012	Percent Change
	(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$55,940	$63,988	(12.6)%
Percentage of total revenue	2.27%	2.60%
Distribution income from operations before non-operating items, income taxes and noncontrolling interest	52,062	62,365	(16.5)%
Percentage of distribution revenue	2.15%	2.57%
GBS income from operations before non-operating items, income taxes and noncontrolling interest	3,898	1,992	95.7%
Percentage of GBS revenue	7.43%	4.42%
Inter-segment eliminations	(20)	(369)	(94.6)%
Our income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue decreased in the three months ended February 28, 2013 as compared to the three months ended February 29, 2012. In our distribution services segment, our operating margins decreased due to lower gross margin as the prior year period benefited from shortage of hard disk drives, offset in part by a decrease in selling, general and administrative expenses.
In our GBS segment, our income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue increased in the three months ended February 28, 2013 as compared to the three months ended February 29, 2012 due to higher gross profit resulting from the increase in revenue and improved margins from new and existing customer contracts, offset marginally by an increase in selling, general and administrative costs to support the increase in revenue.
Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2013	February 29, 2012	Percent Change
	(in thousands)
Interest expense and finance charges, net	$5,493	$6,035	(9.0)%
Percentage of revenue	0.22%	0.25%
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
The decrease in interest expense and finance charges, net, during the three months ended February 28, 2013 was due to lower average borrowings during the period compared to the three months ended February 29, 2012.
Other Income, Net

	Three Months Ended
	February 28, 2013	February 29, 2012	Percent Change
	(in thousands)
Other income net	$1,261	$2,099	(39.9)%
Percentage of revenue	0.05%	0.09%
Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.

The change in other income, net during the three months ended February 28, 2013 from the three months ended February 29, 2012 was primarily due to changes in earnings on our deferred compensation investments and foreign exchange gains and losses.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three months ended February 28, 2013 was 35.4% as compared to 34.8% for the three months ended February 29, 2012. Our effective tax rate was impacted by changes in the mix of income in the different tax jurisdictions in which we operate.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The noncontrolling interest in the three months ended February 29, 2012 primarily represents SB Pacific’s 30.0% ownership of Infotec Japan. This noncontrolling interest has been reflected in the results of our distribution services segment. During fiscal year 2012, we purchased all the shares of Infotec Japan held by SB Pacific.

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
Net cash provided by operating activities was $40.9 million for the three months ended February 28, 2013, primarily from $176.3 million collections from the accounts receivable and $33.4 million net income offset in part by $159.3 million payments on accounts payables and accrued liabilities and $9.0 million inventory purchases. The changes in our accounts receivables and our accounts payables are due to the timing of collections and payments following our seasonally high fourth quarter of fiscal year 2012. Net cash provided by operating activities for the three months ended February 29, 2012 was $74.2 million primarily from $113.9 million collections from our customers, $39.2 million net income and $22.2 million lower inventory balances, offset by $95.3 million lower accounts payable.
Net cash provided by investing activities for the three months ended February 28, 2013 was $0.9 million, which included $4.2 million received from fiscal year 2012 sale of our equity-method investee SB Pacific Limited and $0.8 million proceeds from sale of our deferred compensation investments, net of purchases, offset in part by $3.0 million investment in property and equipment and $0.9 million paid for prior acquisitions in our GBS segment. Net cash provided by investing activities for the three months ended February 29, 2012 was $7.1 million, which was primarily due to the $10.7 million decrease in our restricted cash. The changes in our restricted cash were caused by the timing of lockbox collections under our borrowing arrangements. Our capital expenditure during the period was $4.6 million, which was used for the investment in equipment and infrastructure.
Net cash provided by financing activities for the three months ended February 28, 2013 was $24.2 million, consisting primarily of $34.1 million net receipts on our revolving lines of credit and term loans. We paid $11.4 million for fiscal year

2012 purchase of shares of our subsidiary Infotec Japan from the noncontrolling interest. The proceeds from the issue of common stock upon the exercise of employee stock awards were $1.2 million and $0.1 million was used for repurchase of treasury stock. Net cash used in financing activities for the three months ended February 29, 2012 was $79.6 million, consisting primarily of $78.0 million net payments on our securitization arrangements, revolving lines of credit, and our term loans. The book overdraft was higher by $9.5 million, due to timing of payments. Proceeds from the exercise of employee stock options were $5.7 million during the period.
Capital Resources
Our cash and cash equivalents totaled $232.1 million and $163.7 million as of February 28, 2013 and November 30, 2012, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $106.1 million and $92.8 million as of February 28, 2013 and November 30, 2012, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.
In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Convertible Senior Notes, in a private placement. However, under certain circumstances we may redeem the Convertible Senior Notes, in whole or in part, for cash on or after May 20, 2013, at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if certain triggering events are met, the Convertible Senior Notes can be converted. We have the option to pay cash, issue shares of common stock or deliver any combination thereof upon conversion. Because we currently intend to settle the principal amount of the Convertible Senior Notes using cash at some future date, we maintain within our U.S. Arrangement and the Amended and Restated Revolver ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes. (See On-Balance Sheet Arrangements below). These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Convertible Senior Notes. See Note 11—Convertible Debt.
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. We can finance up to a maximum of $400.0 million in U.S. trade accounts receivable, or U.S. Receivables. The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of both February 28, 2013 and November 30, 2012, there were no borrowings outstanding under the U.S. Arrangement.
Under the terms of the U.S. Arrangement, we sell, on a revolving basis, our U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings by this subsidiary are secured by pledging all such subsidiary's rights, title and interest in and to the U.S. Receivables as security for repayment of its borrowings. Any borrowings under the U.S. Arrangement are recorded as debt on our Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in our cost of borrowing or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.
We have a senior secured revolving line of credit arrangement, or the Revolver, with a financial institution which provides a maximum commitment of $100.0 million which expires in October 2017. The Revolver includes an accordion feature to increase the maximum commitment by an additional $50.0 million to $150.0 million at our request, in the event the current lender consents to such increase or another lender participates in the Revolver. Interest on borrowings under the

Revolver is based on a base rate or London Interbank Offered Rate, or LIBOR, at our option. The margin on the LIBOR is determined in accordance with our fixed charge coverage ratio and is currently 1.50% per annum. Our base rate is based on the financial institution's prime rate. The Revolver also contains an unused line fee of 0.30% per annum. The Revolver is secured by our inventory and other assets. It would be an event of default under the Revolver if a lender under the U.S. Arrangement declines to extend the maturity date at any point within thirty days prior to the maturity date of the U.S. Arrangement, unless we have a binding commitment in place to renew or replace the U.S. Arrangement. There is no event of default if within the thirty day period prior to maturity of the Revolver if: (a) borrowing availability exceeds 90% of the commitment amount and (b) the fixed charge coverage ratio, when measured at the end of the fiscal quarter on a trailing four quarter basis, is greater than or equal to 1.75 to 1.00. There were no borrowings outstanding under this credit arrangement as of both February 28, 2013 and November 30, 2012.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of February 28, 2013 and November 30, 2012, outstanding standby letters of credit totaled $3.3 million and $3.4 million, respectively. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadians or CDOR (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. There were no borrowings outstanding under our Canadian Revolving Arrangement as of both February 28, 2013 and November 30, 2012.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of February 28, 2013 and November 30, 2012 was $8.2 million and $8.6 million, respectively.
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. The credit agreement was refinanced in December 2012, to increase the short-term revolving credit facility to JPY8.0 billion from JPY4.0 billion. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR plus a margin of 1.90% per annum. The refinanced credit facility expires in December 2015. The long-term loan can be repaid at any time prior to December 2015 without penalty. We have issued a guarantee to cover all obligations of Infotec Japan to the lenders. The balance outstanding on the credit facility was $135.0 million and $111.5 million as of February 28, 2013 and November 30, 2012, respectively.
Infotec Japan has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility was renewed for one year in March 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.60% per annum. As of February 28, 2013 and November 30, 2012, the balances outstanding under this credit facility were $10.8 million and $12.1 million, respectively. In addition, as of November 30, 2012, Infotec Japan had a term loan with a financial institution with a balance of $0.4 million, which was repaid in December 2012 and bore a fixed interest rate of 1.50%.
As of February 28, 2013 and November 30, 2012, we also had $0.9 million and $1.1 million, respectively, outstanding in capital lease obligations primarily pertaining to Infotec Japan and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Covenants Compliance
In relation to our U.S. Arrangement, the Revolver, the Infotec Japan credit facility and the Canadian Revolving Arrangement, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit our ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes, subject to certain liquidity tests. As of February 28, 2013, we were in compliance with all material covenants for the above arrangements.
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
Holders may convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if we have called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. These contingencies were not triggered as of February 28, 2013. In addition, holders may also convert their Convertible Senior Notes at their option at any time beginning on November 15, 2017, and ending at the close of business on the business day immediately preceding the maturity date for the Convertible Senior Notes, without regard to the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of the common stock or a combination thereof at our election. The initial conversion rate for the Convertible Senior Notes is 33.9945 shares of common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. Such conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest and any contingent interest. We may enter into convertible hedge arrangements to hedge the in-the-money feature of the Convertible Senior Notes to counter the potential share dilution.
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
As of February 28, 2013, the remaining amortization period is approximately three months assuming the redemption of the Convertible Senior Notes at the first purchase date of May 20, 2013. Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.6 million during both the three months ended February 28, 2013 and February 29, 2012. Based on an effective rate of 8.0%, we recorded non-cash interest expense of $1.4 million and $1.3 million during the three months ended February 28, 2013 and February 29, 2012, respectively. As of both February 28, 2013 and November 30, 2012, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22.8 million.
The date of settlement of the Convertible Senior Notes is uncertain due to the various features of the Convertible Senior Notes including put and call elements. Because of the May 2013 put and call features, we have classified the Convertible Senior Notes as short-term debt in the Consolidated Balance Sheets.
We currently intend to settle the principal amount of the Convertible Senior Notes using cash at some future date. We maintain within our U.S. Arrangement and Revolver ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes.
Guarantees
We issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans to ensure compliance with subsidiary sales agreements. In addition, we, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the December 2009 sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of February 28, 2013 and November 30, 2012 were $333.3 million and $264.2 million, respectively. We are obligated under these guarantees to pay amounts due should our subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
Related Party Transactions
We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan that began in 1992 when it became our primary investor through its affiliates. As of both February 28, 2013 and November 30, 2012, MiTAC International and its affiliates beneficially owned approximately 27% of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates.

The shares owned by MiTAC International are held by the following entities:

As of February 28, 2013
(in thousands)
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
We purchased inventories from MiTAC International and its affiliates totaling $2.7 million and $0.2 million during the three months ended February 28, 2013 and February 29, 2012, respectively. Our sales to MiTAC International and its affiliates during the three months ended February 28, 2013 and February 29, 2012, totaled $0.3 million and $1.1 million, respectively. In addition, during both the three months ended February 28, 2013 and February 29, 2012, we recorded $0.9 million in reimbursements for rent and overhead costs for facilities used.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board, or FASB, issued an accounting update which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The accounting update will be applicable to us in the first quarter of fiscal year 2014.
In March 2013, the FASB issued an accounting update that clarifies the applicable guidance for the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or a group or assets that is a business within a foreign entity. The guidance clarifies that the accounting for the release of cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a business. The accounting update is applicable for fiscal years and interim reporting periods within those years beginning after December 15, 2013 with early adoption permitted. The accounting update will be applicable to us in the second quarter of fiscal year 2014.

During fiscal year 2013, the following accounting standards were adopted:
In June 2011, the FASB issued an accounting update that amends the presentation of comprehensive income in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted the accounting update in the first quarter of fiscal year 2013 and updated our presentation of comprehensive income in the financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk for the three months ended February 28, 2013 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 31% and 35% of our total revenue for the three months ended February 28, 2013 and February 29, 2012, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
We also receive purchase discounts and incentive rebates from OEM suppliers based on various factors, including sales or purchase volume and breadth of customers. A decrease in net sales could negatively affect the level of volume rebates received from our OEM suppliers and thus, our gross margins. Because some rebates from OEM suppliers are based on percentage increases in sales of products, it may become more difficult for us to achieve the percentage growth in sales required for larger discounts due to the current size of our revenue base. A decrease or elimination of purchase discounts and rebates from our OEM suppliers would adversely affect our business and operating results.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of February 28, 2013, we had approximately 1,000 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
As of February 28, 2013, we had $297.7 million in outstanding short and long-term borrowings under term loans, convertible senior notes, lines of credit and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
In the three months ended February 28, 2013 and February 29, 2012, approximately 26% and 29% of our total revenue, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.
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

Risks Related to Our Relationship with MiTAC International Corporation
As of February 28, 2013, our executive officers, directors and principal stockholders owned approximately 29% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of February 28, 2013, our executive officers, directors and principal stockholders owned approximately 29% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 27% of our common stock.
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
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of February 28, 2013, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 13.7% of Synnex Technology International and approximately 8.0% of MiTAC International. As of February 28, 2013, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of February 28, 2013. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 11.5% of our outstanding common stock as of

February 28, 2013. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC regulations and New York Stock Exchange, or NYSE, rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, from fiscal year 2011, we are incurring additional expense related to SEC compliance with XBRL-tagged interactive data-files. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
The following table presents information with respect to purchases of common stock by us during the quarter ended February 28, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2012 - December 31, 2012	3,200	$32.27	309,751	$55,438,710
January 1, 2013 -January 31, 2013	—	—	—	$55,438,710
February 1, 2013 -February 28, 2013	—	—	—	$55,438,710

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

Date: April 4, 2013

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