Form 10-Q
period 2013-05-31
SYNNEX CORP
filed 2013-07-08
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 28, 2013
Common Stock, $0.001 par value	37,552,538

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	May 31, 2013	November 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$216,386	$163,699
Short-term investments	14,542	15,933
Accounts receivable, net	1,223,212	1,401,087
Receivable from affiliates	260	285
Inventories	946,737	923,340
Current deferred tax assets	23,396	23,390
Other current assets	66,439	52,727
Total current assets	2,490,972	2,580,461
Property and equipment, net	120,698	122,923
Goodwill	189,044	189,088
Intangible assets, net	27,515	29,049
Deferred tax assets	9,941	619
Other assets	37,764	41,122
Total assets	$2,875,934	$2,963,262
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$85,821	$52,698
Convertible debt	143,750	141,436
Accounts payable	968,818	1,111,833
Accrued liabilities	196,475	181,270
Income taxes payable	425	7,470
Total current liabilities	1,395,289	1,494,707
Long-term borrowings	67,175	81,152
Long-term liabilities	54,288	58,783
Deferred tax liabilities	3,146	9,265
Total liabilities	1,519,898	1,643,907
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 37,642 and 37,348 shares issued as of May 31, 2013 and November 30, 2012, respectively	37	37
Additional paid-in capital	312,598	324,292
Treasury stock, 780 and 720 shares as of May 31, 2013 and November 30, 2012, respectively	(23,646)	(21,611)
Accumulated other comprehensive income	21,644	35,405
Retained earnings	1,045,038	980,900
Total SYNNEX Corporation stockholders’ equity	1,355,671	1,319,023
Noncontrolling interest	365	332
Total equity	1,356,036	1,319,355
Total liabilities and equity	$2,875,934	$2,963,262

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Revenue	$2,591,361	$2,482,799	$5,052,200	$4,943,493
Cost of revenue	(2,436,571)	(2,326,363)	(4,741,323)	(4,617,785)
Gross profit	154,790	156,436	310,877	325,708
Selling, general and administrative expenses	(102,826)	(97,115)	(202,973)	(202,399)
Income before non-operating items, income taxes and noncontrolling interest	51,964	59,321	107,904	123,309
Interest expense and finance charges, net	(4,863)	(5,519)	(10,356)	(11,554)
Other income (expense), net	528	(382)	1,789	1,717
Income before income taxes and noncontrolling interest	47,629	53,420	99,337	113,472
Provision for income taxes	(16,837)	(18,590)	(35,154)	(39,488)
Net income	30,792	34,830	64,183	73,984
Net income attributable to noncontrolling interest	(23)	(456)	(45)	(1,387)
Net income attributable to SYNNEX Corporation	$30,769	$34,374	$64,138	$72,597
Earnings per share attributable to SYNNEX Corporation:
Basic	$0.84	$0.94	$1.75	$1.99
Diluted	$0.81	$0.90	$1.69	$1.91
Weighted-average common shares outstanding:
Basic	36,783	36,607	36,724	36,456
Diluted	37,869	38,348	37,950	37,990

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net income	$30,792	$34,830	$64,183	$73,984
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of $0 tax for both the three and six months ended May 31, 2013 and 2012	(51)	(66)	188	21
Foreign currency translation adjustments, net of $0 and $448 tax for the three and six months ended May 31, 2013, respectively, and net of $0 tax for both the three and six months ended May 31, 2012, respectively	(2,999)	(10,755)	(13,961)	(4,954)
Total other comprehensive loss	(3,050)	(10,821)	(13,773)	(4,933)
Comprehensive income:	27,742	24,009	50,410	69,051
Comprehensive income attributable to noncontrolling interest	(19)	(610)	(33)	(1,084)
Comprehensive income attributable to SYNNEX Corporation	$27,723	$23,399	$50,377	$67,967

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2013	May 31, 2012
Cash flows from operating activities:
Net income	$64,183	$73,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,269	8,202
Amortization of intangible assets	3,924	4,146
Accretion of convertible notes discount	2,314	2,584
Share-based compensation	4,698	4,225
Provision for doubtful accounts	4,255	1,067
Tax benefits from employee stock plans	1,554	2,736
Excess tax benefit from share-based compensation	(1,765)	(2,691)
Gains on investments	(832)	(1,705)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	194,418	174,031
Inventories	(1,036)	96,836
Other assets	(11,160)	(9,140)
Accounts payable	(147,284)	(218,317)
Accrued liabilities	(22,467)	(22,965)
Deferred liabilities	(7,599)	9,376
Net cash provided by operating activities	91,472	122,369
Cash flows from investing activities:
Purchase of trading investments	(261)	(3,711)
Proceeds from sale of trading investments	3,149	4,886
Proceeds from maturity of (investment in) held-to-maturity term deposits, net	(129)	—
Acquisition of businesses, net of cash acquired	(21,578)	(269)
Purchase of property and equipment	(8,127)	(7,295)
Loans and deposits to third parties, net of payments received	762	635
Proceeds from sale of equity method investments	4,153	3,480
Purchase of cost investment	(1,705)	—
Changes in restricted cash	(441)	12,438
Net cash provided by (used in) investing activities	(24,177)	10,164
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	256,038	1,139,537
Payment of securitization and revolving line of credit	(266,825)	(1,231,978)
Payment of long-term bank loans, capital leases and other borrowings	(941)	(1,472)
Excess tax benefit from share-based compensation	1,765	2,691
Decrease in book overdraft	—	(14,288)
Payment of acquisition related contingent consideration	—	(1,052)
Cash paid for repurchase of treasury stock	(1,882)	—
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	3,646	7,838
Payment for purchase of shares of subsidiary from noncontrolling interest	(11,400)	(6,046)
Net cash used in financing activities	(19,599)	(104,770)
Effect of exchange rate changes on cash and cash equivalents	4,991	1,880
Net increase in cash and cash equivalents	52,687	29,643
Cash and cash equivalents at beginning of period	163,699	67,571
Cash and cash equivalents at end of period	$216,386	$97,214

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2013 and 2012
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
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2013 and for the three and six month periods ended May 31, 2013 and 2012 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2012 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the fiscal year ended November 30, 2012, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.
The results of operations for the three and six months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2013, or any future period and the Company makes no representations related thereto.

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
Restricted cash
Restricted cash balances relate to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, future payments to contractors for the long-term projects at the Company’s Mexico operation and deposits.
The following table summarizes the restricted cash balances as of May 31, 2013 and November 30, 2012 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of
	May 31, 2013	November 30, 2012
Related to borrowing arrangements and others:
Other current assets	$25,539	$23,247
Related to long-term projects:
Other assets	4,345	6,103
Total restricted cash	$29,884	$29,350

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, and cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2013, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2013, such losses have been within management’s expectations.
In both the three and six months ended May 31, 2013, one customer accounted for 10% of the Company's total revenue. In the three and six months ended May 31, 2012, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 32% for both the three and six months ended May 31, 2013 and 36% of the total revenue for both the three and six months ended May 31, 2012, respectively.
As of May 31, 2013, no customer exceeded 10% of the total consolidated accounts receivable balance. As of November 30, 2012, one customer accounted for 10% of the consolidated accounts receivable balance.
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
The Company provides services such as call center, renewals, maintenance and contract management services to its customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service offering. Typically the contracts are time-based or transactions or volume based. Revenue is generally recognized over the term of the contract or when service has been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.
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
Earnings per common share
Earnings per common share-basic is computed by dividing the net income attributable to SYNNEX Corporation for the period by the basic weighted-average number of outstanding common shares.
Earnings per common share-diluted is computed by adding the dilutive effect of in-the-money employee stock options, restricted stock awards, restricted stock units and similar equity instruments granted by the Company to the basic weighted-average number of outstanding common shares. The Company uses the treasury stock method, under which, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in “Additional paid-in capital” when the award becomes deductible are assumed to be used to repurchase shares.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

It has been the Company’s intent to settle the principal amount of the convertible debt in cash; accordingly, the principal amount has been excluded from the determination of diluted earnings per share. On April 18, 2013, the Company decided to settle the payment of the conversion spread in cash as discussed in Note 11—Convertible Debt. Through April 18, 2013, the Company accounted for the conversion spread using the treasury stock method by adjusting the diluted weighted average common shares if the effect was dilutive. From April 18, 2013, the numerator for the computation of earnings per common share-diluted will be adjusted for any changes in the fair value of the conversion spread until the final settlement date. For the three and six months ended May 31, 2013, since the effect was anti-dilutive, there was no impact on the numerator of earnings per common share-diluted.
The calculation of earnings per common share attributable to SYNNEX Corporation is presented in Note 12.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Cash Flows to conform to current period presentation. Such reclassifications have no effect on the cash flow from operating, investing and financing activities as previously reported.
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
In March 2013, the FASB issued an accounting update that clarifies the applicable guidance for the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets that is a business within a foreign entity. The guidance clarifies that the accounting for the release of cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a business. The accounting update is applicable for fiscal years and interim reporting periods within those years beginning after December 15, 2013 with early adoption permitted. The accounting update will be applicable for the Company in the second quarter of fiscal year 2014.
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

NOTE 3—ACQUISITIONS AND DIVESTITURES:
Fiscal year 2013 acquisitions
In April 2013, the Company acquired substantially all of the assets of Supercom Canada Limited ("Supercom Canada"), a distributor of information technology ("IT") and consumer electronics products and services in Canada. The purchase price was approximately CAD36,500, or US$35,599, in cash, including CAD4,450, or US$4,340, in deferred payments, subject to certain post-closing conditions, payable within 18 months. Subsequent to the acquisition, the Company repaid debt and working capital lines in the amount of $53,721. Based on the preliminary purchase allocation, the Company recorded net tangible assets of $26,946, goodwill of $5,852 and intangible assets of $3,901 in relation to this acquisition. The determination of the fair value of the assets and liabilities acquired is preliminary and subject to the finalization of more detailed analysis. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting. The acquisition is integrated into the distribution services segment and is expected to expand the Company's existing product and service offerings in Canada.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Fiscal year 2012 acquisitions and divestitures
In fiscal year 2012, the Company purchased all the shares of its subsidiary SYNNEX Infotec Corporation (“Infotec Japan”) held by the noncontrolling interest SB Pacific Corporation Limited ("SB Pacific") for $17,450, of which $11,400 was paid during the six months ended May 31, 2013. The transaction increased the Company's ownership interest in Infotec Japan from 70.0% to 99.8%. In fiscal year 2012, the Company also sold its 33.3% noncontrolling interest in SB Pacific, its equity-method investee at that time, back to SB Pacific. During the six months ended May 31, 2013, the Company received the final payment of $4,153 of the sale price.
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
The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2013 and 2012 and the grant-date fair value of the awards:

	Three Months Ended				Six Months Ended
	May 31, 2013		May 31, 2012		May 31, 2013		May 31, 2012
	Number of grants	Fair value of grants	Number of grants	Fair value of grants	Number of grants	Fair value of grants	Number of grants	Fair value of grants
Stock options	—	—	20	301	—	—	20	301
Restricted stock awards	36	1,275	32	1,196	38	1,329	36	1,350
Restricted stock units	8	268	46	1,964	106	3,736	46	1,964
	44	$1,543	98	$3,461	144	$5,065	102	$3,615
The Company recorded share-based compensation expenses of $2,215 and $4,698 in "Selling, general and administrative expenses" for the three and six months ended May 31, 2013, respectively, and $2,216 and $4,225 for the three and six months ended May 31, 2012, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	May 31, 2013	November 30, 2012
Short-term investments:
Trading securities	$4,196	$5,709
Available-for-sale securities	45	44
Held-to-maturity securities	8,557	8,297
Cost method investments	1,744	1,883
	$14,542	$15,933

	As of
	May 31, 2013	November 30, 2012
Accounts receivable, net:
Accounts receivable	$1,278,954	$1,461,796
Less: Allowance for doubtful accounts	(19,247)	(18,229)
Less: Allowance for sales returns	(36,495)	(42,480)
	$1,223,212	$1,401,087

	As of
	May 31, 2013	November 30, 2012
Property and equipment, net:
Land	$19,320	$18,699
Equipment and computers	101,947	101,994
Furniture and fixtures	20,569	21,373
Buildings and leasehold improvements	103,154	101,848
Construction in progress	1,729	1,804
Total property and equipment, gross	246,719	245,718
Less: Accumulated depreciation	(126,021)	(122,795)
	$120,698	$122,923
Goodwill:

	Distribution	GBS	Total
Balance as of November 30, 2012	$105,860	$83,228	$189,088
Additions from acquisitions, net of adjustments	6,088	123	6,211
Foreign exchange translation	(5,026)	(1,229)	(6,255)
Balance as of May 31, 2013	$106,922	$82,122	$189,044

The additions to "Goodwill" recorded during the six months ended May 31, 2013 relate primarily to the acquisition of Supercom Canada in the distribution segment and adjustments for the purchase price allocation for a prior period acquisition in the GBS segment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Intangible assets, net:

	As of May 31, 2013			As of November 30, 2012
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,940	$(29,473)	$7,467	$36,945	$(28,684)	$8,261
Customer lists	51,883	(32,362)	19,521	50,406	(30,360)	20,046
Other intangible assets	4,888	(4,361)	527	4,962	(4,220)	742
	$93,711	$(66,196)	$27,515	$92,313	$(63,264)	$29,049

Amortization expenses were $1,971 and $3,924 for the three and six months ended May 31, 2013, respectively, and $2,071 and $4,146 for the three and six months ended May 31, 2012, respectively.

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	May 31, 2013			November 30, 2012
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term:
Trading securities	$3,688	$508	$4,196	$5,636	$73	$5,709
Available-for-sale securities	—	45	45	—	44	44
Held-to-maturity investments	8,557	—	8,557	8,297	—	8,297
Cost method securities	1,744	—	1,744	1,883	—	1,883
	$13,989	$553	$14,542	$15,816	$117	$15,933
Long-term investments in other assets:
Available-for-sale securities	$915	$176	$1,091	$1,095	$22	$1,117
Cost-method investments	4,983	—	4,983	3,313	—	3,313

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Short-term and long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Short-term cost-method securities primarily consist of investments in a hedge fund and a private equity fund under the Company’s deferred compensation plan. Long-term cost-method investments consist of investments in equity securities of private entities.
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
The following table summarizes the total gains and losses recorded in “Other income, net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments during the three and six months ended May 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Gain on trading investments, net	$671	$25	$1,240	$1,114

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in some of its foreign operations are denominated in local currency. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 8.
The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of May 31, 2013 and November 30, 2012:

	Fair Value as of
Location	May 31, 2013	November 30, 2012
Other current assets	$2,487	$1,292
Accrued liabilities	215	—
The notional amounts of the foreign exchange forward contracts that were outstanding as of May 31, 2013 and November 30, 2012 were $175,227 and $128,518, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. In relation to its forward contracts, the Company recorded gains of $3,052 and $6,480 in “Other income (expense), net” during the three and six months ended May 31, 2013, respectively, and gains of $2,324 and $1,368, during the three and six months ended May 31, 2012, respectively.

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
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2013				As of November 30, 2012
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$118,518	$118,518	$—	$—	$95,074	$95,074	$—	$—
Trading securities	4,196	4,196	—	—	5,709	5,709	—	—
Available-for-sale securities in short-term investments	45	45	—	—	44	44	—	—
Available-for-sale securities in other assets	1,091	1,091	—	—	1,117	1,117	—	—
Forward foreign currency exchange contracts	2,487	—	2,487	—	1,292	—	1,292	—
Liabilities:
Forward foreign currency exchange contracts	$215	$—	$215	$—	$—	$—	$—	$—
Acquisition-related contingent consideration	2,070	—	—	2,070	2,611	—	—	2,611

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
The acquisition-related contingent consideration liability represents the future potential earn-out payments relating to the acquisitions in the GBS segment. The fair values of the contingent consideration liabilities are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. During the three and six months ended May 31, 2013, the fair value of the contingent consideration liability was remeasured and the resulting decrease of $142 and $447, respectively, were recorded as a benefit to “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The change in the fair value was due to updated estimates of expected revenue and gross profit related to the achievement of established earn-out targets. The remaining change in the carrying value of the liability is due to the translation effect of foreign currencies.
The carrying value of held-to-maturity securities, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities and the interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The convertible debt had a carrying value of $143,750 and $141,436 as of May 31, 2013 and November 30, 2012, respectively. The fair value of the convertible debt was $167,735 as of November 30, 2012, which is based on the closing price of the convertible debt traded in a limited trading market and is categorized as level 2 in the fair value measurement category levels. On April 16, 2013, the Company called all of the outstanding convertible debt, as a result, the financial instrument was no longer traded. The Company gave notice to the converting noteholders that it will settle all of the convertible debt in cash. The final settlement of amounts due upon conversion of the convertible debt will be made during the three months ending August 31, 2013.
During the three and six months ended May 31, 2013, there were no transfers between the fair value measurement category levels.

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of both May 31, 2013 and November 30, 2012 there were no borrowings outstanding under the U.S. Arrangement.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net sales financed	$219,602	$202,933	$405,937	$373,825
Flooring fees(1)	1,217	1,173	2,444	2,195
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of May 31, 2013 and November 30, 2012, accounts receivable subject to flooring agreements were $58,641 and $55,963, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not collected as of May 31, 2013 and November 30, 2012 was $14,783 and $11,233, respectively.

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2013	November 30, 2012
Convertible debt	$143,750	$141,436
SYNNEX Canada revolving line of credit	18	—
SYNNEX Canada term loan	7,946	8,648
Infotec Japan credit facility	134,355	111,542
Other borrowings and capital leases	10,677	13,660
Total borrowings	296,746	275,286
Less: Current portion	(229,571)	(194,134)
Non-current portion	$67,175	$81,152

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) in a private placement. The carrying amount of the Convertible Senior Notes, net of the unamortized debt discount, was $143,750 and $141,436 as of May 31, 2013 and November 30, 2012, respectively. See Note 11—Convertible Debt.
SYNNEX U.S. securitization
The Company can finance up to a maximum of $400,000 in U.S. Receivables under its U.S. Arrangement. See Note 9—Accounts Receivable Arrangements. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment. As of both May 31, 2013 and November 30, 2012 there were no borrowings outstanding under the U.S. Arrangement.
SYNNEX U.S. senior secured revolving line of credit
The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution which provides a maximum commitment of $100,000 which expires in October 2017. The Revolver includes an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company's request, in the event the current lender consents to such increase or another lender participates in the Revolver. Interest on borrowings under the Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company's option. The margin on the LIBOR is determined in accordance with the Company's fixed charge coverage ratio and is currently 1.50% per annum. The Company's base rate is based on the financial institution's prime rate. The Revolver also contains an unused line fee of 0.30% per annum. The Revolver is secured by the Company's inventory and other assets. It would be an event of default under the Revolver if a lender under the U.S. Arrangement declines to extend the maturity date at any point within thirty days prior to the maturity date of the U.S. Arrangement, unless the Company has a binding commitment in place to renew or replace the U.S. Arrangement. There is no event of default if within the thirty day period prior to maturity of the Revolver: (a) borrowing availability exceeds 90% of the commitment amount and (b) the fixed charge coverage ratio, when measured at the end of the fiscal quarter on a trailing four quarter basis, is greater than or equal to 1.75 to 1.00. There were no borrowings outstanding under this credit arrangement as of both May 31, 2013 and November 30, 2012.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a financial institution (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of May 31, 2013 and November 30, 2012, outstanding standby letters of credit totaled $3,323 and $3,447, respectively. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of May 31, 2013, there was $18 outstanding under the Canadian Revolving Arrangement. There was no borrowing outstanding as of November 30, 2012.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
Other borrowings and capital leases
Infotec Japan has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility was renewed for one year in March 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.60% per annum. As of May 31, 2013 and November 30, 2012, the balances outstanding under this credit facility were $9,953 and $12,124, respectively. In addition, as of November 30, 2012, Infotec Japan had a term loan with a financial institution with a balance of $424, which was repaid in December 2012 and bore a fixed interest rate of 1.50%.
As of May 31, 2013 and November 30, 2012, the Company also had $724 and $1,112, respectively, outstanding in capital lease obligations primarily pertaining to Infotec Japan and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Interest expense and finance charges
For the three and six months ended May 31, 2013, the total interest expense and finance charges for the Company's borrowings were $5,757 and $12,313, respectively, including non-cash interest expenses of $926 and $2,314, respectively, for the Convertible Senior Notes. For the three and six months ended May 31, 2012, the total interest expense and finance charges for the Company's borrowings were $7,043 and $13,997, respectively, including non-cash interest expenses of $1,301 and $2,585, respectively, for the Convertible Senior Notes. The variable interest rates ranged between 0.67% and 3.43% and 0.67% and 3.53%, respectively, during the three and six months ended May 31, 2013 and between 0.87% and 4.24% during both the three and six months ended May 31, 2012.
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
Guarantees
The Company has issued guarantees to certain vendors and lenders of its subsidiaries for trade credit lines and loans to ensure compliance with subsidiary sales agreements. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the December 2009 sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of May 31, 2013 and November 30, 2012 were $327,981 and $264,162, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—CONVERTIBLE DEBT:

	As of
	May 31, 2013	November 30, 2012
Principal amount	$143,750	$143,750
Less: Unamortized debt discount	—	(2,314)
Net carrying amount	$143,750	$141,436

In May 2008, the Company issued $143,750 of aggregate principal amount of the Convertible Senior Notes in a private placement. The Convertible Senior Notes had a cash coupon interest rate of 4.0% per annum with a maturity date of May 15, 2018, subject to earlier redemption, repurchase or conversion. Interest on the Convertible Senior Notes was payable in cash semi-annually in arrears on May 15 and November 15 of each year, and commenced on November 15, 2008. The Convertible Senior Notes were senior unsecured obligations of the Company and ranked equally in right of payment with other senior unsecured debt and ranked senior to subordinated debt, if any. The Convertible Senior Notes effectively ranked junior to any of the Company's secured indebtedness to the extent of the assets securing such indebtedness. The Convertible Senior Notes were also structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of the Company's subsidiaries.
The Convertible Senior Notes are governed by an indenture, dated as of May 12, 2008, between U.S. Bank National Association, as trustee, and the Company (the "Indenture"), which contains customary events of default.
Holders could convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if the Company has called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. On April 16, 2013, the Company announced that holders had the right to surrender their Convertible Senior Notes for repurchase by the Company pursuant to their option (the "Put Option") under the Indenture. The Put Option entitled each holder of the Convertible Senior Notes to require the Company to repurchase all or a portion (in principal amount equal to $1 or integral multiples thereof) of such holder's Convertible Senior Notes at a purchase price (the "Repurchase Price") equal to 100% of the principal amount of the Convertible Senior Notes plus any accrued and unpaid interest up to, but not including, May 15, 2013 upon the terms and subject to the conditions set forth in the Indenture and the Convertible Senior Notes. No Convertible Senior Notes were surrendered for repurchase pursuant to the Put Option.
In addition, the Company announced on April 16, 2013 that it would redeem all of the outstanding Convertible Senior Notes on May 20, 2013 (the "Redemption Date") at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes redeemed plus any accrued and unpaid interest (including any contingent interest) up to, but not including, the Redemption Date, as provided for in the Indenture and the Convertible Senior Notes. As of May 17, 2013, all of the outstanding Convertible Senior Notes were converted and, accordingly, none were redeemed on the Redemption Date.
The conversion rate for the Convertible Senior Notes was 33.9945 shares of common stock per $1 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. The Convertible Senior Notes were convertible at the option of the Company into cash, shares of Common Stock or a combination of cash and shares of Common Stock in accordance with and subject to the terms of the Indenture and the Convertible Senior Notes. The Company gave notice to the converting noteholders that it will settle all of the Convertible Senior Notes in cash.
As of May 31, 2013, the Company recorded an estimated liability of $35,646 for the difference between the conversion value of the Convertible Senior Notes and the principal amount of the Convertible Senior Notes (the "Conversion Spread") by adjusting "Additional paid-in-capital." The final settlement amount due will be calculated in accordance with the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Indenture based on the volume weighted-average trading price of the Company's common stock over the 60 consecutive trading-day period beginning on and including the third trading day after the related conversion date. The payments will be made in the third quarter of fiscal year 2013.
The Company maintains within its U.S. Arrangement and Revolver ongoing features that allow the Company to utilize cash from these facilities to cash settle conversions of the Convertible Senior Notes.
Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,387 and $3,010 during the three and six months ended May 31, 2013, respectively, and $1,624 and $3,248 during the three and six months ended May 31, 2012, respectively. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $926 and $2,314, respectively, during the three and six months ended May 31, 2013 and $1,301 and $2,585, respectively, during the three and six months ended May 31, 2012. As of both May 31, 2013 and November 30, 2012, the carrying value of the initial equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22,836.

NOTE 12—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net income attributable to SYNNEX Corporation	$30,769	$34,374	$64,138	$72,597
Weighted-average common shares - basic	36,783	36,607	36,724	36,456
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	529	641	524	638
Conversion spread of convertible debt	557	1,100	702	896
Weighted-average common shares - diluted	37,869	38,348	37,950	37,990
Earnings per share attributable to SYNNEX Corporation:
Basic	$0.84	$0.94	$1.75	$1.99
Diluted	$0.81	$0.90	$1.69	$1.91
It has been the Company’s intent to settle the principal amount of the Convertible Senior Notes in cash; accordingly, the principal amount has been excluded from the determination of diluted earnings per share. On April 18, 2013, the Company decided to settle the payment of the conversion spread in cash as discussed in Note 11—Convertible Debt. Through April 18, 2013, the Company accounted for the conversion spread using the treasury stock method by adjusting the diluted weighted average common shares if the effect was dilutive. From April 18, 2013, the numerator for the computation of earnings per common share-diluted will be adjusted for any dilutive changes in the fair value of the conversion spread until the final settlement date. For the three and six months ended May 31, 2013, fair value of the conversion spread decreased $1,981 and therefore was excluded from the computation of diluted earnings per common share since the effect was anti-dilutive.
Options to purchase 14 and 16 shares of common stock during the three and six months ended May 31, 2013, respectively, and 3 and 5 shares during the three and six months ended May 31, 2012, respectively, have not been included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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
For the three and six months ended May 31, 2013 and 2012
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
Summarized financial information related to the Company’s reportable business segments for the three and six months ended May 31, 2013 and 2012 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2013
Revenue	$2,544,709	$55,050	$(8,398)	$2,591,361
Income from operations before non-operating items, income taxes and noncontrolling interest	47,747	4,352	(135)	51,964
Three months ended May 31, 2012
Revenue	2,442,963	47,714	(7,878)	2,482,799
Income from operations before non-operating items, income taxes and noncontrolling interest	56,387	2,578	356	59,321

Six months ended May 31, 2013
Revenue	$4,961,613	$107,533	$(16,946)	$5,052,200
Income from operations before non-operating items, income taxes and noncontrolling interest	99,809	8,250	(155)	107,904
Six months ended May 31, 2012
Revenue	4,866,227	92,776	(15,510)	4,943,493
Income from operations before non-operating items, income taxes and noncontrolling interest	118,752	4,570	(13)	123,309

Total assets as of May 31, 2013	$2,761,136	$311,125	$(196,327)	$2,875,934
Total assets as of November 30, 2012	2,848,689	316,993	(202,420)	2,963,262
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Shown below is summarized financial information related to the geographic areas in which the Company operated during the three and six months ended May 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Revenue:
North America	$2,269,339	$2,126,226	$4,398,852	$4,236,065
Asia-Pacific	301,049	333,944	612,673	671,077
Other	20,973	22,629	40,675	36,351
	$2,591,361	$2,482,799	$5,052,200	$4,943,493

	As of
	May 31, 2013	November 30, 2012
Property and equipment, net:
North America	$85,902	$87,689
Asia-Pacific	20,569	22,782
Other	14,227	12,452
	$120,698	$122,923
Revenue in the United States was approximately 74% of the total revenue for both the three and six months ended May 31, 2013, and 72% and 71% of the total revenue for the three and six months ended May 31, 2012, respectively. Revenue in Canada was approximately 14% and 13% of total revenue for the three and six months ended May 31, 2013, respectively and 14% for both the three and six months ended May 31, 2012. Revenue in Japan was approximately 11% of the total revenue for both the three and six months ended May 31, 2013, respectively and 13% of the total revenue for both the three and six months ended May 31, 2012.
Net property and equipment in the United States was approximately 57% of the total as of both May 31, 2013 and November 30, 2012. Net property and equipment in Canada was approximately 14% of the total as of both May 31, 2013 and November 30, 2012. No other country represented more than 10% of the total net property and equipment.

NOTE 14—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became the Company's primary investor through its affiliates. As of both May 31, 2013 and November 30, 2012, MiTAC International and its affiliates beneficially owned approximately 27% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. The shares owned by MiTAC International are held by the following entities:

As of May 31, 2013
MiTAC International(1)	5,908
Synnex Technology International Corp.(2)	4,283
Total	10,191
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 594 shares (of which 534 shares are directly held and 60 shares are subject to exercisable options) held by Matthew Miau.

(2)
Synnex Technology International Corp. ("Synnex Technology International") is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.6% in Synnex Technology International.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

MiTAC International generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
The Company purchased inventories from MiTAC International and its affiliates totaling $139 and $2,865 during the three and six months ended May 31, 2013, respectively, and $738 and $979 during the three and six months ended May 31, 2012, respectively. The Company’s sales to MiTAC International and its affiliates during the three and six months ended May 31, 2013, totaled $280 and $575, respectively, and during the three and six months ended May 31, 2012, totaled $1,089 and $2,223, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC International amounting to $793 and $1,724, during the three and six months ended May 31, 2013, respectively, and $926 and $1,872, during the three and six months ended May 31, 2012, respectively.
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
The components of net periodic pension costs pertaining to the Company's single employer benefit plan during the three and six months ended May 31, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Service cost	$146	$192	$308	$369
Interest cost	37	50	77	96
Expected return on plan assets	(15)	(30)	(31)	(58)
Net periodic pension costs	$168	$212	$354	$407
During the three and six months ended May 31, 2013, the Company contributed $164 and $337, respectively, to the single-employer benefit plan. During the three and six months ended May 31, 2012, the Company contributed $236 and $434, to the plan, respectively.

NOTE 16—EQUITY:
Share repurchase program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. During the three and six months ended May 31, 2013, the Company purchased 52 shares and 55 shares at a weighted-average price of $34.40 per share and $34.28 per share, respectively. As of May 31, 2013 the Company has purchased 361 shares for a total cost of $11,340.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
Changes in equity
A reconciliation of the changes in equity for the six months ended May 31, 2013 and May 31, 2012 is presented below:

	Six Months Ended May 31, 2013			Six Months Ended May 31, 2012
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$1,319,023	$332	$1,319,355	$1,158,379	$10,079	$1,168,458
Issuance of common stock on exercise of options	3,088	—	3,088	7,402	—	7,402
Issuance of common stock for employee stock purchase plan	710	—	710	677	—	677
Tax benefit from exercise of non-qualified stock options	1,555	—	1,555	2,736	—	2,736
Taxes paid for the settlement of equity awards	(153)	—	(153)	(241)	—	(241)
Share-based compensation	4,698	—	4,698	4,221	4	4,225
Changes in ownership of noncontrolling interest	—	—	—	(2,371)	(4,147)	(6,518)
Repurchase of treasury stock	(1,882)	—	(1,882)	—	—	—
Accrual for conversion premium of convertible debt, net of tax	(21,745)	—	(21,745)	—	—	—
Comprehensive income:
Net income	64,138	45	64,183	72,597	1,387	73,984
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities	188	—	188	(40)	61	21
Net unrealized components of defined benefit pension plans	—	—	—	64	(64)	—
Foreign currency translation adjustments	(13,949)	(12)	(13,961)	(4,654)	(300)	(4,954)
Total other comprehensive income (loss)	(13,761)	(12)	(13,773)	(4,630)	(303)	(4,933)
Total comprehensive income	50,377	33	50,410	67,967	1,084	69,051
Ending balance of equity:	$1,355,671	$365	$1,356,036	$1,238,770	$7,020	$1,245,790
The balance of "Accumulated other comprehensive income," which is included in the total equity attributable to SYNNEX Corporation, primarily comprises of cumulative translation adjustments.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of May 31, 2013 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2013 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, the Company is involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is not currently involved in any material proceedings.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs, and timing of our acquisitions, impact of MiTAC International Corporation, or MiTAC International, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, the settlement of our convertible notes, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of May 31, 2013, we had over 12,500 full-time and temporary employees worldwide. From a geographic perspective, approximately 88% and 87%, of our total revenue was from North America for the three and six months ended May 31, 2013, respectively, and 86% for both the three and six months ended May 31, 2012.
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

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three and six months ended May 31, 2013 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
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
Acquisitions during fiscal year 2013
In April 2013, we acquired substantially all of the assets of Supercom Canada Limited or Supercom Canada, a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD36.5 million, or US$35.6 million, in cash, including approximately CAD4.5 million, or US$4.3 million, in deferred payments, subject to certain post-closing conditions, payable within 18 months. Subsequent to the acquisition, we repaid debt and working capital lines in the amount of $53.7 million. Based on the preliminary purchase price allocation, we recorded net tangible assets of $26.9 million, goodwill of $5.9 million and intangible assets of $3.9 million in relation to this acquisition. The determination of the fair value of the assets and liabilities acquired is preliminary and subject to the finalization of more detailed analysis. The acquisition is integrated into the distribution services segment and is expected to expand our existing product and service offerings in Canada.
Acquisitions and divestitures during fiscal year 2012
In fiscal year 2012, we purchased all the shares of our subsidiary SYNNEX Infotec Corporation, or Infotec Japan, held by the noncontrolling interest SB Pacific Corporation Limited, or SB Pacific, for $17.5 million, of which $11.4 million was paid during the six months ended May 31, 2013. The transaction increased our ownership interest in Infotec Japan from 70.0% to 99.8%. In fiscal year 2012, we also sold our 33.3% noncontrolling interest in SB Pacific, our equity-method investee at that time, back to SB Pacific. During the six months ended May 31, 2013, we received the final payment of $4.2 million of the sale price.
In fiscal year 2012, we acquired a business in the GBS segment for a purchase price of $6.2 million with $1.2 million payable upon the completion of certain post-closing procedures and $1.3 million contingent consideration payable upon the achievement of certain target earnings. We recorded goodwill of $6.2 million in relation to this acquisition.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.03)	(93.70)	(93.85)	(93.41)
Gross profit	5.97	6.30	6.15	6.59
Selling, general and administrative expenses	(3.96)	(3.91)	(4.01)	(4.10)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.01	2.39	2.14	2.49
Interest expense and finance charges, net	(0.19)	(0.22)	(0.20)	(0.23)
Other income (expense), net	0.02	(0.02)	0.03	0.03
Income from operations before income taxes and noncontrolling interest	1.84	2.15	1.97	2.29
Provision for income taxes	(0.65)	(0.75)	(0.70)	(0.80)
Net income	1.19	1.40	1.27	1.49
Net income attributable to noncontrolling interest	(0.00)	(0.02)	(0.00)	(0.03)
Net income attributable to SYNNEX Corporation	1.19%	1.38%	1.27%	1.46%
Three and Six Months Ended May 31, 2013 and 2012
Revenue

	Three Months Ended			Six Months Ended
	May 31, 2013	May 31, 2012	Percent Change	May 31, 2013	May 31, 2012	Percent Change
	(in thousands)			(in thousands)
Revenue	$2,591,361	$2,482,799	4.4%	$5,052,200	$4,943,493	2.2%
Distribution revenue	2,544,709	2,442,963	4.2%	4,961,613	4,866,227	2.0%
GBS revenue	55,050	47,714	15.4%	107,533	92,776	15.9%
Inter-segment elimination	(8,398)	(7,878)	6.6%	(16,946)	(15,510)	9.3%
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
Revenue in our distribution services segment increased by 4.2% during the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The increase in revenue was due to growth in U.S. sales, local currency sales in Japan and the mid quarter acquisition of Supercom Canada which contributed 1.8% of the increase. These increases were offset in part by 2.6% for changes in foreign exchange rates, primarily from the weakening of the Japanese Yen.

The increase in our revenue was caused by the growth in system components of 10%, primarily from hard disk drives and server processors, and peripherals of 9% primarily from the addition of new products, networking of 3%, systems of 2%, offset in part by 22% lower software sales primarily due to lower gaming sales and the strategic consolidation of less profitable products.
Revenue in our distribution services segment increased by 2.0% during the six months ended May 31, 2013 compared to the six months ended May 31, 2012. The increase in revenue was due to growth in U.S. sales, local currency sales in Japan and the April 2013 acquisition of Supercom Canada which contributed 0.9% of the increase. These increases were offset in part by 2.0% for changes in foreign exchange rates, primarily from the weakening of the Japanese Yen.
The increase in revenue by product category, in comparison to the six months ended May 31, 2012, was caused by 10% higher sales of system components, primarily from the increase in sales of hard disk drives, and an 8% increase in peripherals, primarily due to the addition of new products offset in part by weaker printer sales, an 8% increase in networking products sales, offset in part by 21% lower software sales, primarily due to lower gaming sales and the strategic consolidation of lesser profitable products, and 3% lower systems sales.
In our GBS segment, revenue in the three and six months ended May 31, 2013 increased 15.4% and 15.9%, respectively, from the three and six months ended May 31, 2012 primarily due to revenue generated from new customer contracts and increased business volume from certain existing contracts due to our broad range of service offerings.
The demand for our products and services has continued to be stable in the U.S and Asian markets, while Canada continues to experience a challenging demand environment.
Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2013	May 31, 2012	Percent Change	May 31, 2013	May 31, 2012	Percent Change
	(in thousands)			(in thousands)
Gross profit	$154,790	$156,436	(1.1)%	$310,877	$325,708	(4.6)%
Percentage of revenue	5.97%	6.30%		6.15%	6.59%
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
Our gross margins were lower by 33 basis points during the three months ended May 31, 2013 compared to the prior year period. Gross margins were negatively impacted by pricing pressure and mixed demand in our distribution segment, offset in part by the favorable impact of the changes in our mix of business by segment.
Our gross margins during the six months ended May 31, 2013, were 44 basis points lower as compared to the six months ended May 31, 2012. Our margins in the six months ended May 31, 2013 were impacted adversely by pricing pressure, lower incentive rebates and softer end market demand in certain geographies such as Canada, offset by the favorable impact of our mix of business by segment and lower reserve requirements. Gross margins in the prior year period primarily benefited from the shortages of hard disk drives.
No specific customers, or changes in pricing strategy, individually or in the aggregate, contributed materially to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2013	May 31, 2012	Percent Change	May 31, 2013	May 31, 2012	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$102,826	$97,115	5.9%	$202,973	$202,399	0.3%
Percentage of revenue	3.96%	3.91%		4.01%	4.09%
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
Our selling, general and administrative expenses in the three months ended May 31, 2013 were 5.9% higher compared to the three months ended May 31, 2012, primarily due to $6.1 million in higher personnel costs and general overhead expenses to support the growth in our GBS segment and for our mid quarter acquisition of Supercom Canada in our distribution segment. Our selling, general and administrative expenses include one-time integration expenses of $2.1 million related to the acquisition of Supercom Canada. These higher expenses were offset in part by the $2.9 million impact of fluctuations in foreign exchange rates, primarily due to the weakening of the Japanese Yen.
Our selling, general and administrative expenses in the six months ended May 31, 2013 were slightly higher compared to the six months ended May 31, 2012. Our personnel costs and general overhead expenses were higher by $6.0 million, as a result of the growth in both our segments and the impact of the acquisition of Supercom Canada. In addition, we recognized one-time integration expenses of $2.1 million for the acquisition of Supercom Canada. These increases in expenses were offset in part by $4.6 million impact of changes in foreign exchange rates, primarily due to the weakening of the Japanese Yen, and lower provision for doubtful accounts.
Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Three Months Ended			Six Months Ended
	May 31, 2013	May 31, 2012	Percent Change	May 31, 2013	May 31, 2012	Percent Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$51,964	$59,321	(12.4)%	$107,904	$123,309	(12.5)%
Percentage of total revenue	2.01%	2.39%		2.14%	2.49%
Distribution income from operations before non-operating items, income taxes and noncontrolling interest	47,747	56,387	(15.3)%	99,809	118,752	(16.0)%
Percentage of distribution revenue	1.88%	2.31%		2.01%	2.44%
GBS income from operations before non-operating items, income taxes and noncontrolling interest	4,352	2,578	68.8%	8,250	4,570	80.5%
Percentage of GBS revenue	7.91%	5.40%		7.67%	4.93%
Inter-segment eliminations	(135)	356	(137.9)%	(155)	(13)	1,092.3%
In our distribution services segment, our operating margins decreased due to lower gross margin as a result of competitive pricing pressure and mixed demand and higher selling, general and administrative expenses primarily related to our April 2013 acquisition of Supercom Canada. Our operating margins were also impacted in the three and six months ended May 31, 2013 by $2.1 million for one-time integration costs related to our acquisition of Supercom Canada.

In our GBS segment, our income from operations before non-operating items, income taxes and noncontrolling interest as a percentage of revenue increased in the three and six months ended May 31, 2013 as compared to the three and six months ended May 31, 2012 due to the increase in revenue and higher profitability from new and existing customer contracts.
Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2013	May 31, 2012	Percent Change	May 31, 2013	May 31, 2012	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$4,863	$5,519	(11.9)%	$10,356	$11,554	(10.4)%
Percentage of revenue	0.19%	0.22%		0.20%	0.23%
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
The decrease in interest expense and finance charges, net, during the three and six months ended May 31, 2013 compared to the three and six months ended May 31, 2012 was due to lower average borrowings during the period, lower interest rates and lower interest expense on our convertible debt, which was called during the three months ended May 31, 2013, offset in part by lower interest income from our Mexico contracts.
Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2013	May 31, 2012	Percent Change	May 31, 2013	May 31, 2012	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$528	$(382)	(238.2)%	$1,789	$1,717	4.2%
Percentage of revenue	0.02%	(0.02)%		0.03%	0.03%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The change in other income (expense), net during the three and six months ended May 31, 2013 from the three and six months ended May 31, 2012 was primarily due to changes in earnings on our deferred compensation investments and foreign exchange gains and losses. In addition, the prior year results included a gain of $0.3 million recorded on the sale of a portion of our investment in SB Pacific.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for both the three and six months ended May 31, 2013 was 35.4%, compared to 34.8% for both the three and six months ended May 31, 2012. Our effective tax rate was impacted by changes in the mix of income in the different tax jurisdictions in which we operate.
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

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The noncontrolling interest in fiscal year 2012 primarily represented SB Pacific’s 30.0% ownership of Infotec Japan. This noncontrolling interest has been reflected in the results of our distribution services segment. During fiscal year 2012, we purchased all the shares of Infotec Japan held by SB Pacific.

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
Net cash provided by operating activities was $91.5 million for the six months ended May 31, 2013, primarily from $194.4 million collections from the accounts receivable and $64.2 million net income offset in part by $169.8 million payments on accounts payables and accrued liabilities. The changes in our accounts receivables and our accounts payables are due to the timing of collections and payments in our fiscal first quarter following our seasonally high fourth quarter of fiscal year 2012.
Net cash provided by operating activities for the six months ended May 31, 2012 was $122.4 million primarily from $174.0 million collections from our customers, $74.0 million net income and $96.8 million lower inventory balances, offset by $218.1 million lower accounts payable.
Net cash used in investing activities for the six months ended May 31, 2013 was $24.2 million, which included $20.3 million paid for the acquisition of Supercom Canada net of cash acquired and $1.0 million paid for our prior acquisitions in our GBS segment. Our investment in property and equipment was $8.1 million and our investment in cost-method securities was $1.7 million. We received $4.2 million from our fiscal year 2012 sale of equity-method investee SB Pacific Limited and $2.9 million proceeds from sale of our deferred compensation investments, net of purchases.
Net cash provided by investing activities for the six months ended May 31, 2012 was $10.2 million, which was primarily due to the changes in our restricted cash caused by the timing of lockbox collections under our borrowing arrangements and cash received from sale of our ownership interest in SB Pacific from 33.3% to 19.7%, offset by our capital expenditure during the period of $7.3 million, used for the investment in equipment and infrastructure.
Net cash used in financing activities for the six months ended May 31, 2013 was $19.6 million, consisting primarily of $11.7 million net payments on our revolving lines of credit, term loans and the payment of debt acquired from Supercom Canada. We paid $11.4 million for fiscal year 2012 purchase of shares of our subsidiary Infotec Japan from the noncontrolling interest. The proceeds from the issue of common stock upon the exercise of employee stock awards were $3.6 million and $1.9 million was used for repurchase of treasury stock.
Net cash used in financing activities for the six months ended May 31, 2012 was $104.8 million, consisting primarily of $92.4 million net payments on our securitization arrangements, revolving lines of credit, and our term loans. The book overdraft was higher by $14.3 million, due to timing of payments. Proceeds from the exercise of employee stock options were $7.8 million during the period.
Capital Resources
Our cash and cash equivalents totaled $216.4 million and $163.7 million as of May 31, 2013 and November 30, 2012, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $118.9 million and $92.8 million as of May 31, 2013 and November 30, 2012, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and the manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.
In May 2008, we issued $143.8 million of aggregate principal amount of our 4.0% Convertible Senior Notes due 2018, or the Convertible Senior Notes, in a private placement. On April 16, 2013, we called the Convertible Senior Notes. We gave notice to the converting noteholders that we will settle all of the Convertible Senior Notes using cash during the third quarter of fiscal year 2013. We maintain within our U.S. Arrangement and the Amended and Restated Revolver, ongoing features that allow us to utilize cash from these facilities to cash settle the Convertible Senior Notes. (See On-Balance Sheet Arrangements below). These borrowing arrangements are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company. We also retain the ability to issue equity securities and utilize the proceeds to cash-settle the Convertible Senior Notes. See Note 11—Convertible Debt.
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. We can finance up to a maximum of $400.0 million in U.S. trade accounts receivable, or U.S. Receivables. The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of both May 31, 2013 and November 30, 2012, there were no borrowings outstanding under the U.S. Arrangement.
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
We have a senior secured revolving line of credit arrangement, or the Revolver, with a financial institution which provides a maximum commitment of $100.0 million which expires in October 2017. The Revolver includes an accordion feature to increase the maximum commitment by an additional $50.0 million to $150.0 million at our request, in the event the current lender consents to such increase or another lender participates in the Revolver. Interest on borrowings under the Revolver is based on a base rate or London Interbank Offered Rate, or LIBOR, at our option. The margin on the LIBOR is determined in accordance with our fixed charge coverage ratio and is currently 1.50% per annum. Our base rate is based on the financial institution's prime rate. The Revolver also contains an unused line fee of 0.30% per annum. The Revolver is secured by our inventory and other assets. It would be an event of default under the Revolver if a lender under the U.S. Arrangement declines to extend the maturity date at any point within thirty days prior to the maturity date of the U.S. Arrangement, unless we have a binding commitment in place to renew or replace the U.S. Arrangement. There is no event of default if within the thirty day period prior to maturity of the Revolver: (a) borrowing availability exceeds 90% of the commitment amount and (b) the fixed charge coverage ratio, when measured at the end of the fiscal quarter on a trailing four quarter basis, is greater than or equal to 1.75 to 1.00. There were no borrowings outstanding under this credit arrangement as of both May 31, 2013 and November 30, 2012.

SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of May 31, 2013 and November 30, 2012, outstanding standby letters of credit totaled $3.3 million and $3.4 million, respectively. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate or CDOR (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of May 31, 2013, there was $18 thousand outstanding under the Canadian Revolving Arrangement. There was no borrowing outstanding under our Canadian Revolving Arrangement as of November 30, 2012.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of May 31, 2013 and November 30, 2012 was $7.9 million and $8.6 million, respectively.
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. The credit agreement was refinanced in December 2012, to increase the short-term revolving credit facility to JPY8.0 billion from JPY4.0 billion. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin of 1.90% per annum. The refinanced credit facility expires in December 2015. The long-term loan can be repaid at any time prior to December 2015 without penalty. We have issued a guarantee to cover all obligations of Infotec Japan to the lenders. The balance outstanding on the credit facility was $134.4 million and $111.5 million as of May 31, 2013 and November 30, 2012, respectively.
Infotec Japan has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility was renewed for one year in March 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.60% per annum. As of May 31, 2013 and November 30, 2012, the balances outstanding under this credit facility were $10.0 million and $12.1 million, respectively. In addition, as of November 30, 2012, Infotec Japan had a term loan with a financial institution with a balance of $0.4 million, which was repaid in December 2012 and bore a fixed interest rate of 1.50%.
As of May 31, 2013 and November 30, 2012, we also had $0.7 million and $1.1 million, respectively, outstanding in capital lease obligations primarily pertaining to Infotec Japan and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Covenants Compliance
In relation to our U.S. Arrangement, the Revolver, the Infotec Japan credit facility and the Canadian Revolving Arrangement, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit our ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. The covenants also limit our ability to pay cash upon conversion, redemption or repurchase of the Convertible Senior Notes, subject to certain liquidity tests. As of May 31, 2013, we were in compliance with all material covenants for the above arrangements.

Convertible Debt
In May 2008, we issued $143.8 million of aggregate principal amount of the Convertible Senior Notes in a private placement. The Convertible Senior Notes had a cash coupon interest rate of 4.0% per annum with a maturity date of May 15, 2018, subject to earlier redemption, repurchase or conversion. Interest on the Convertible Senior Notes was payable in cash semi-annually in arrears on May 15 and November 15 of each year, and commenced on November 15, 2008. The Convertible Senior Notes were senior unsecured obligations and ranked equally in right of payment with other senior unsecured debt and ranked senior to subordinated debt, if any. The Convertible Senior Notes effectively ranked junior to any of our secured indebtedness to the extent of the assets securing such indebtedness. The Convertible Senior Notes were also structurally subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables) of our subsidiaries.
The Convertible Senior Notes are governed by an indenture, dated as of May 12, 2008, between U.S. Bank National Association, as trustee, and us, or the Indenture, which contains customary events of default.
Holders could convert their Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Senior Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ended August 31, 2008 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Senior Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate of the Convertible Senior Notes on each such day; (3) if we have called the particular Convertible Senior Notes for redemption, until the close of business on the business day prior to the redemption date; or (4) upon the occurrence of certain corporate transactions. On April 16, 2013, we announced that holders had the right to surrender their Convertible Senior Notes for repurchase by us pursuant to their option, or the Put Option, under the Indenture. The Put Option entitled each holder of the Convertible Senior Notes to require us to repurchase all or a portion (in principal amount equal to $1,000 or integral multiples thereof) of such holder's Convertible Senior Notes at a purchase price, or the Repurchase Price, equal to 100% of the principal amount of the Convertible Senior Notes plus any accrued and unpaid interest up to, but not including May 15, 2013, upon the terms and subject to the conditions set forth in the Indenture and the Convertible Senior Notes. No Convertible Senior Notes were surrendered for repurchase pursuant to the Put Option.
In addition, we announced on April 16, 2013 that we would redeem all of the outstanding Convertible Senior Notes on May 20, 2013, or the Redemption Date, at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes redeemed plus any accrued and unpaid interest (including any contingent interest) up to, but not including, the Redemption Date, as provided for in the Indenture and the Convertible Senior Notes. As of May 17, 2013, all of the outstanding Convertible Senior Notes were converted and, accordingly, none were redeemed on the Redemption Date.
The conversion rate for the Convertible Senior Notes was 33.9945 shares of common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to an initial conversion price of $29.42 per share of common stock. The Convertible Senior Notes were convertible at our option into cash, shares of Common Stock or a combination of cash and shares of Common Stock in accordance with and subject to the terms of the Indenture and the Convertible Senior Notes. We gave notice to the converting noteholders that we will settle all of the Convertible Senior Notes in cash.
As of May 31, 2013, we recorded an estimated liability of $35.6 million for the difference between the conversion value of the Convertible Senior Notes and the principal amount of the Convertible Senior Notes, or the Conversion Spread, by adjusting "Additional paid-in-capital." The final settlement amount due will be calculated in accordance with the Indenture based on the volume weighted-average trading price of our common stock over the 60 consecutive trading-day period beginning on and including the third trading day after the related conversion date. The payments will be made in the third quarter of fiscal year 2013.
We maintain within our U.S. Arrangement and Revolver ongoing features that allow us to utilize cash from these facilities to cash settle conversions of the Convertible Senior Notes.
Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.4 million and $3.0 million during the three and six months ended May 31, 2013, respectively, and $1.6 million and $3.2 million during the three and six months ended May 31, 2012, respectively. Based on an effective rate of 8.0%, we recorded non-cash interest expenses of $0.9 million and $2.3 million, respectively, during the three and six months ended May 31, 2013 and $1.3 million and $2.6 million, respectively, during the three and six months ended May 31, 2012. As of both May 31, 2013 and November 30, 2012, the carrying value of the initial equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22.8 million.
Guarantees
We issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans to ensure compliance with subsidiary sales agreements. In addition, we, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the December 2009 sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of May 31, 2013 and November 30, 2012 were $328.0 million and $264.2 million, respectively. We are obligated under these guarantees to pay amounts due should our subsidiaries not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
Related Party Transactions
We have a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became our primary investor through its affiliates. As of both May 31, 2013 and November 30, 2012, MiTAC International and its affiliates beneficially owned approximately 27% of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates.
The shares owned by MiTAC International are held by the following entities:

As of May 31, 2013
(in thousands)
MiTAC International(1)	5,908
Synnex Technology International Corp.(2)	4,283
Total	10,191
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC International. Excludes 594 thousand shares (of which 534 thousand shares are directly held and 60 thousand shares are subject to exercisable options) held by Matthew Miau.

(2)
Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC International owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.6% in Synnex Technology International.

MiTAC International generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
We purchased inventories from MiTAC International and its affiliates totaling $0.1 million and $2.9 million during the three and six months ended May 31, 2013, respectively, and $0.7 million and $1.0 million during the three and six months ended May 31, 2012, respectively. Our sales to MiTAC International and its affiliates during the three and six months ended May 31, 2013, totaled $0.3 million and $0.6 million, respectively, and during the three and six months ended May 31, 2012, totaled $1.1 million and $2.2 million, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC International amounting to $0.8 million and $1.7 million, during the three and six months ended May 31, 2013, respectively, and $0.9 million and $1.9 million, during the three and six months ended May 31, 2012, respectively.
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
In March 2013, the FASB issued an accounting update that clarifies the applicable guidance for the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets that is a business within a foreign entity. The guidance clarifies that the accounting for the release of cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a business. The accounting update is applicable for fiscal years and interim reporting periods within those years beginning after December 15, 2013 with early adoption permitted. The accounting update will be applicable to us in the second quarter of fiscal year 2014.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six months ended May 31, 2013 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 32% of our total revenue for both the three and six months ended May 31, 2013, respectively, and 36% for both the three and six months ended May 31, 2012, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of May 31, 2013, we had approximately 1,000 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
As of May 31, 2013, we had $296.7 million in outstanding short and long-term borrowings under term loans, convertible senior notes, lines of credit and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
In both the three and six months ended May 31, 2013, approximately 26% of our total revenue were generated outside the United States. In the three and six months ended May 31, 2012, approximately 28% and 29% of our total revenue, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.
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
Our BPO business in Costa Rica, India and the Philippines may be adversely impacted if we are unable to manage and communicate with these remote resources. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. BPO businesses use a wide variety of technologies to allow them to manage a large volume of work. These technologies ensure that employees are kept productive. Any failure in technology may impact the business adversely. The success of our BPO business primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will directly impact customer satisfaction. Any adverse customer satisfaction may impact the overall business. Generally, the employee turnover rate in the BPO business and the risk of losing experienced employees to competitors are high. Higher turnover rates increase recruiting and training costs and decrease operating efficiencies and productivity. If we are unable to successfully manage our service centers, our results of operations could be adversely affected and we may not fully realize the anticipated benefits of our recent acquisitions.

Risks Related to Our Relationship with MiTAC International Corporation
As of May 31, 2013, our executive officers, directors and principal stockholders owned approximately 30% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of May 31, 2013, our executive officers, directors and principal stockholders owned approximately 30% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 27% of our common stock.
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
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of May 31, 2013, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 13.6% of Synnex Technology International and approximately 8.0% of MiTAC International. As of May 31, 2013, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of May 31, 2013. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 11.4% of our outstanding common stock as of May 31, 2013. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
The following table presents information with respect to purchases of common stock by us during the quarter ended May 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2013 - March 31, 2013	—	—	—	$55,438,710
April 1, 2013 - April 30, 2013	—	—	—	$55,438,710
May 1, 2013 - May 31, 2013	51,700	$34.40	361,451	$53,660,158

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

ITEM 6. Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: July 8, 2013

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
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