Form 10-Q
period 2013-08-31
SYNNEX CORP
filed 2013-10-08
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2013
Common Stock, $0.001 par value	37,613,497

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	August 31, 2013	November 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$139,363	$163,699
Short-term investments	14,525	15,933
Accounts receivable, net	1,307,209	1,401,087
Receivable from affiliates	215	285
Inventories	1,012,055	923,340
Current deferred tax assets	22,577	23,390
Other current assets	65,714	52,727
Total current assets	2,561,658	2,580,461
Property and equipment, net	124,128	122,923
Goodwill	188,140	189,088
Intangible assets, net	26,109	29,049
Deferred tax assets	10,042	619
Other assets	40,073	41,122
Total assets	$2,950,150	$2,963,262
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$165,072	$52,698
Convertible debt	—	141,436
Accounts payable	1,106,576	1,111,833
Accrued liabilities	174,949	181,270
Income taxes payable	12,444	7,470
Total current liabilities	1,459,041	1,494,707
Long-term borrowings	68,232	81,152
Long-term liabilities	53,065	58,783
Deferred tax liabilities	3,169	9,265
Total liabilities	1,583,507	1,643,907
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 37,804 and 37,348 shares issued as of August 31, 2013 and November 30, 2012, respectively	37	37
Additional paid-in capital	279,196	324,292
Treasury stock, 781 and 720 shares as of August 31, 2013 and November 30, 2012, respectively	(23,703)	(21,611)
Accumulated other comprehensive income	19,059	35,405
Retained earnings	1,091,649	980,900
Total SYNNEX Corporation stockholders’ equity	1,366,238	1,319,023
Noncontrolling interest	405	332
Total equity	1,366,643	1,319,355
Total liabilities and equity	$2,950,150	$2,963,262

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Revenue	$2,733,913	$2,576,948	$7,786,113	$7,520,441
Cost of revenue	(2,569,633)	(2,425,019)	(7,310,956)	(7,042,804)
Gross profit	164,280	151,929	475,157	477,637
Selling, general and administrative expenses	(100,781)	(94,878)	(303,754)	(297,277)
Income before non-operating items, income taxes and noncontrolling interest	63,499	57,051	171,403	180,360
Interest expense and finance charges, net	(2,983)	(5,809)	(13,339)	(17,363)
Other income, net	12,159	890	13,948	2,607
Income before income taxes and noncontrolling interest	72,675	52,132	172,012	165,604
Provision for income taxes	(26,042)	(17,306)	(61,196)	(56,794)
Net income	46,633	34,826	110,816	108,810
Net (income) loss attributable to noncontrolling interest	(22)	313	(67)	(1,074)
Net income attributable to SYNNEX Corporation	$46,611	$35,139	$110,749	$107,736
Earnings per share attributable to SYNNEX Corporation:
Basic	$1.26	$0.96	$3.01	$2.95
Diluted	$0.19	$0.93	$1.97	$2.84
Weighted-average common shares outstanding:
Basic	36,965	36,700	36,805	36,537
Diluted	37,559	37,917	37,820	37,966

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net income	$46,633	$34,826	$110,816	$108,810
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of $0 tax for both the three and nine months ended August 31, 2013 and 2012	5	(377)	193	(356)
Change in unrecognized pension and post-retirement benefit costs, net of $0 tax for both the three and nine months ended August 31, 2013 and 2012	—	62	—	62
Foreign currency translation adjustments, net of tax of $351 and $799 for the three and nine months ended August 31, 2013, respectively, and net of tax of $413 for both the three and nine months ended August 31, 2012, respectively	(2,588)	11,229	(16,549)	6,275
Total other comprehensive income (loss)	(2,583)	10,914	(16,356)	5,981
Comprehensive income:	44,050	45,740	94,460	114,791
Comprehensive (income) loss attributable to noncontrolling interest	(24)	316	(57)	(768)
Comprehensive income attributable to SYNNEX Corporation	$44,026	$46,056	$94,403	$114,023

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2013	August 31, 2012
Cash flows from operating activities:
Net income	$110,816	$108,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,330	12,445
Amortization of intangible assets	5,922	6,209
Accretion of convertible notes discount	2,314	3,920
Share-based compensation	6,790	6,256
Provision for (benefit from) doubtful accounts	4,340	(912)
Tax benefits from employee stock plans	2,063	2,768
Excess tax benefit from share-based compensation	(2,537)	(2,764)
Gains on investments	(949)	(2,398)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	108,638	124,693
Inventories	(67,035)	78,197
Other assets	(16,101)	(4,065)
Accounts payable	(52,173)	(102,770)
Accrued liabilities	11,384	(18,416)
Deferred liabilities	(7,715)	6,666
Net cash provided by operating activities	118,087	218,639
Cash flows from investing activities:
Purchase of trading investments	(410)	(3,875)
Proceeds from sale of trading investments	3,477	5,525
Investment in held-to-maturity term deposits, net	(129)	—
Acquisition of businesses, net of cash acquired	(25,889)	1,870
Purchase of property and equipment	(15,343)	(11,540)
Loans and deposits to third parties, net of payments received	1,368	1,056
Proceeds from sale of equity method investments	4,153	3,480
Purchase of cost investment	(1,705)	—
Changes in restricted cash	1,659	4
Net cash used in investing activities	(32,819)	(3,480)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	554,052	1,307,301
Payment of securitization and revolving line of credit	(488,264)	(1,390,897)
Payment of long-term bank loans, capital leases and other borrowings	(1,208)	(2,208)
Payment of Convertible Senior Notes	(218,870)	—
Excess tax benefit from share-based compensation	2,537	2,764
Increase (decrease) in book overdraft	43,285	(26,506)
Payment of acquisition related contingent consideration	—	(1,052)
Cash paid for repurchase of treasury stock	(1,882)	—
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	6,920	8,520
Payment for purchase of shares of subsidiary from noncontrolling interest	(11,400)	(6,050)
Net cash used in financing activities	(114,830)	(108,128)
Effect of exchange rate changes on cash and cash equivalents	5,226	(1,610)
Net increase (decrease) in cash and cash equivalents	(24,336)	105,421
Cash and cash equivalents at beginning of period	163,699	67,571
Cash and cash equivalents at end of period	$139,363	$172,992

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2013 and 2012
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2013 and for the three and nine months ended August 31, 2013 and 2012 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2012 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the fiscal year ended November 30, 2012, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.
The results of operations for the three and nine months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2013, or any future period and the Company makes no representations related thereto.

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
The following table summarizes the restricted cash balances as of August 31, 2013 and November 30, 2012 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of
	August 31, 2013	November 30, 2012
Related to borrowing arrangements and others:
Other current assets	$23,357	$23,247
Related to long-term projects:
Other assets	4,184	6,103
Total restricted cash	$27,541	$29,350

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, and cash and cash equivalents.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2013, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through August 31, 2013, such losses have been within management’s expectations.
In both three and nine months ended August 31, 2013, one customer accounted for 10% of the Company's total revenue. In both three and nine months ended August 31, 2012, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 30% and 31% for the three and nine months ended August 31, 2013, respectively, and 38% and 36% of the total revenue for the three and nine months ended August 31, 2012, respectively.
As of August 31, 2013, no customer exceeded 10% of the total consolidated accounts receivable balance. As of November 30, 2012, one customer accounted for 10% of the consolidated accounts receivable balance.
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
The Company provides services such as call center, renewals, maintenance and contract management services to its customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service offering. Typically the contracts are based on time, transactions or volume. Revenue is generally recognized over the term of the contract or when service has been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.
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
It was the Company’s intent to settle the principal amount of the convertible debt in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. In April 2013, the Company decided to settle the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

payment of the conversion premium in cash as discussed in Note 11—Convertible Debt. Through April 2013, the Company accounted for the conversion premium using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. From April 2013, the numerator for the computation of earnings per common share-diluted was adjusted for the changes in the estimated value of the conversion premium until the final settlement date.
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
Recent accounting pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting update which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The accounting update will be applicable to the Company in the first quarter of fiscal year 2014.
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
In July 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new accounting update will be applicable to the Company in the first quarter of fiscal 2015; however, early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this new standard on its Consolidated Financial Statements.
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

NOTE 3—ACQUISITIONS AND DIVESTITURES:
Fiscal year 2013 acquisitions
In April 2013, the Company acquired substantially all of the assets of Supercom Canada Limited ("Supercom Canada"), a distributor of information technology ("IT") and consumer electronics products and services in Canada. The purchase price was approximately CAD36,500, or US$35,599, in cash, including CAD4,450, or US$4,340, in deferred payments, subject to certain post-closing conditions, payable within 18 months. Subsequent to the acquisition, the Company repaid debt and working capital lines in the amount of US$53,721. Based on the preliminary purchase price allocation, the Company recorded net tangible assets of US$25,677, goodwill of US$5,384 and intangible assets of US$4,369 in relation to this acquisition. The determination of the fair value of the assets and liabilities acquired is preliminary and subject to the finalization of more detailed analysis. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting. The

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

acquisition is integrated into the distribution services segment and is expected to expand the Company's existing product and service offerings in Canada.
Fiscal year 2012 acquisitions and divestitures
In fiscal year 2012, the Company purchased shares of its subsidiary SYNNEX Infotec Corporation (“Infotec Japan”) which were held by the noncontrolling interest SB Pacific Corporation Limited ("SB Pacific") for $17,450, of which $11,400 was paid during the nine months ended August 31, 2013. The transaction increased the Company's ownership interest in Infotec Japan from 70.0% to 99.8%. In fiscal year 2012, the Company also sold its 33.3% noncontrolling interest in SB Pacific, its equity-method investee at that time, back to SB Pacific. During the nine months ended August 31, 2013, the Company received the final payment of $4,153 of the sale price.
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
The following table summarizes the number of share-based awards granted under the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2013 and 2012 and the grant-date fair value of the awards:

	Three Months Ended				Nine Months Ended
	August 31, 2013		August 31, 2012		August 31, 2013		August 31, 2012
	Units awarded	Fair value of grants	Units awarded	Fair value of grants	Units awarded	Fair value of grants	Units awarded	Fair value of grants
Stock options	—	$—	—	$—	—	$—	20	$301
Restricted stock awards	1	25	7	228	39	1,354	42	1,578
Restricted stock units	—	—	—	—	106	3,736	23	971
	1	$25	7	$228	145	$5,090	85	$2,850
The Company recorded share-based compensation expenses of $2,092 and $6,790 in "Selling, general and administrative expenses" for the three and nine months ended August 31, 2013, respectively, and $2,031 and $6,256 for the three and nine months ended August 31, 2012, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	August 31, 2013	November 30, 2012
Short-term investments:
Trading securities	$4,202	$5,709
Available-for-sale securities	47	44
Held-to-maturity securities	8,580	8,297
Cost method investments	1,696	1,883
	$14,525	$15,933

	As of
	August 31, 2013	November 30, 2012
Accounts receivable, net:
Accounts receivable	$1,360,801	$1,461,796
Less: Allowance for doubtful accounts	(18,730)	(18,229)
Less: Allowance for sales returns	(34,862)	(42,480)
	$1,307,209	$1,401,087

	As of
	August 31, 2013	November 30, 2012
Property and equipment, net:
Land	$19,229	$18,699
Equipment and computers	104,833	101,994
Furniture and fixtures	21,045	21,373
Buildings and leasehold improvements	107,421	101,848
Construction in progress	1,283	1,804
Total property and equipment, gross	253,811	245,718
Less: Accumulated depreciation	(129,683)	(122,795)
	$124,128	$122,923
Goodwill:

	Distribution	GBS	Total
Balance as of November 30, 2012	$105,860	$83,228	$189,088
Additions from acquisitions, net of adjustments	5,620	123	5,743
Foreign exchange translation	(5,448)	(1,243)	(6,691)
Balance as of August 31, 2013	$106,032	$82,108	$188,140

The additions to "Goodwill" recorded during the nine months ended August 31, 2013 relate primarily to the acquisition of Supercom Canada in the distribution segment and adjustments for the purchase price allocation for a prior period acquisition in the GBS segment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Intangible assets, net:

	As of August 31, 2013			As of November 30, 2012
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,938	$(29,867)	$7,071	$36,945	$(28,684)	$8,261
Customer lists	52,453	(33,845)	18,608	50,406	(30,360)	20,046
Other intangible assets	4,866	(4,436)	430	4,962	(4,220)	742
	$94,257	$(68,148)	$26,109	$92,313	$(63,264)	$29,049

Amortization expenses were $1,998 and $5,922 for the three and nine months ended August 31, 2013, respectively, and $2,063 and $6,209 for the three and nine months ended August 31, 2012, respectively.

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	August 31, 2013			November 30, 2012
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term:
Trading securities	$3,811	$391	$4,202	$5,636	$73	$5,709
Available-for-sale securities	—	47	47	—	44	44
Held-to-maturity investments	8,580	—	8,580	8,297	—	8,297
Cost method securities	1,696	—	1,696	1,883	—	1,883
	$14,087	$438	$14,525	$15,816	$117	$15,933
Long-term investments in other assets:
Available-for-sale securities	$943	$183	$1,126	$1,095	$22	$1,117
Cost-method investments	4,985	—	4,985	3,313	—	3,313

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
The following table summarizes the total gains and losses recorded in “Other income, net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments during the three and nine months ended August 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Gain on trading investments, net	$142	$695	$1,382	$1,809

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
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
The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of August 31, 2013 and November 30, 2012:

	Fair Value as of
Location	August 31, 2013	November 30, 2012
Other current assets	$2,839	$1,292
Accrued liabilities	105	—
The notional amounts of the foreign exchange forward contracts that were outstanding as of August 31, 2013 and November 30, 2012 were $157,768 and $128,518, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. In relation to its forward contracts, the Company recorded gains of $1,254 and $7,734 in “Other income (expense), net” during the three and nine months ended August 31, 2013, respectively, and gains of $2,270 and $3,637, during the three and nine months ended August 31, 2012, respectively.

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
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2013				As of November 30, 2012
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,191	$29,191	$—	$—	$95,074	$95,074	$—	$—
Trading securities	4,202	4,202	—	—	5,709	5,709	—	—
Available-for-sale securities in short-term investments	47	47	—	—	44	44	—	—
Available-for-sale securities in other assets	1,126	1,126	—	—	1,117	1,117	—	—
Forward foreign currency exchange contracts	2,839	—	2,839	—	1,292	—	1,292	—
Liabilities:
Forward foreign currency exchange contracts	$105	$—	$105	$—	$—	$—	$—	$—
Acquisition-related contingent consideration	1,300	—	—	1,300	2,611	—	—	2,611

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
The acquisition-related contingent consideration liability represents the future potential earn-out payments relating to the acquisitions in the GBS segment. The fair values of the contingent consideration liabilities are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. During the three and nine months ended August 31, 2013, the fair value of the contingent consideration liability was remeasured and the resulting decrease of $786 and $1,233, respectively, were recorded as a benefit to “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The change in the fair value was due to updated estimates of expected revenue and gross profit related to the achievement of established earn-out targets. The remaining change in the carrying value of the liability is due to the translation effect of foreign currencies.
The carrying value of held-to-maturity securities, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities and the interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The convertible debt had a carrying value of $141,436 as of November 30, 2012 and a fair value of $167,735 based on the closing price of the convertible debt traded in a limited trading market. The fair value was categorized as level 2 in the fair value measurement category levels. In August 2013, the Company repaid all of the outstanding convertible debt.
During the three and nine months ended August 31, 2013, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). The Company can finance up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”). The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of August 31, 2013, there was $90,000 of borrowings outstanding under the U.S. Arrangement. As of November 30, 2012,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

there were no borrowings outstanding under the U.S. Arrangement. In September 2013, the Company amended the U.S Arrangement to increase the commitment of the lenders to $500,000. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000 to a maximum commitment of $600,000. All other terms and conditions of the U.S Arrangement remained the same.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net sales financed	$275,021	$229,370	$681,047	$603,195
Flooring fees(1)	1,420	1,358	3,864	3,553
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of August 31, 2013 and November 30, 2012, accounts receivable subject to flooring agreements were $61,084 and $55,963, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not collected as of August 31, 2013 and November 30, 2012 was $16,358 and $11,233, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2013	November 30, 2012
Convertible debt	$—	$141,436
SYNNEX U.S. securitization	90,000	—
SYNNEX Canada revolving line of credit	7,686	—
SYNNEX Canada term loan	7,648	8,648
Infotec Japan credit facility	117,157	111,542
Other borrowings and capital leases	10,813	13,660
Total borrowings	233,304	275,286
Less: Current portion	(165,072)	(194,134)
Non-current portion	$68,232	$81,152
Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) in a private placement. The carrying amount of the Convertible Senior Notes, net of the unamortized debt discount, was $141,436 as of November 30, 2012. The convertible debt was repaid in August 2013. See Note 11—Convertible Debt.
SYNNEX U.S. securitization
The Company can finance up to a maximum of $400,000 in U.S. Receivables under its U.S. Arrangement. See Note 9—Accounts Receivable Arrangements. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rates, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment. As of August 31, 2013, the outstanding balance under the U.S. arrangement was $90,000. As of November 30, 2012 there were no borrowings outstanding under the U.S. Arrangement.
SYNNEX U.S. senior secured revolving line of credit
The Company has a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution which provides a maximum commitment of $100,000 and expires in October 2017. The Revolver includes an accordion feature to increase the maximum commitment by an additional $50,000 to $150,000 at the Company's request, in the event the current lender consents to such increase or another lender participates in the Revolver. Interest on borrowings under the Revolver is based on a base rate or London Interbank Offered Rate (“LIBOR”), at the Company's option. The margin on the LIBOR is determined in accordance with the Company's fixed charge coverage ratio and is currently 1.50% per annum. The Company's base rate is based on the financial institution's prime rate. The Revolver also contains an unused line fee of 0.30% per annum. The Revolver is secured by the Company's inventory and other assets. It would be an event of default under the Revolver if a lender under the U.S. Arrangement declines to extend the maturity date at any point within thirty days prior to the maturity date of the U.S. Arrangement, unless the Company has a binding commitment in place to renew or replace the U.S. Arrangement. There is no event of default if within the thirty day period prior to maturity of the Revolver: (a) borrowing availability exceeds 90% of the commitment amount and (b) the fixed charge coverage ratio, when measured at the end of the fiscal quarter on a trailing four quarter basis, is greater than or equal to 1.75 to 1.00. There were no borrowings outstanding under this credit arrangement as of both August 31, 2013 and November 30, 2012.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a financial institution (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of US$5,000 for the issuance of standby letters of credit. As of

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

November 30, 2012, outstanding standby letters of credit totaled US$3,447. There were no letters of credit outstanding as of August 31, 2013. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of August 31, 2013, there was US$7,686 outstanding under the Canadian Revolving Arrangement. There was no borrowing outstanding under the Canadian Revolving Arrangement as of November 30, 2012.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of August 31, 2013 and November 30, 2012 was $7,648 and $8,648, respectively.
Infotec Japan credit facility
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY8,000,000 short-term revolving credit facility. The credit agreement was refinanced in December 2012, to increase the short-term revolving credit facility to JPY8,000,000 from JPY4,000,000. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin of 1.90% per annum. As of August 31, 2013 and November 30, 2013, the balance outstanding under the credit facility was $117,157 and $111,542, respectively. The credit facility expires in December 2015. The long-term loan can be repaid at any time prior to December 2015 without penalty. The Company has issued a guarantee to cover all obligations of Infotec Japan to the lenders.
Other borrowings and capital leases
Infotec Japan has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility was renewed for one year in March 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.60% per annum. As of August 31, 2013 and November 30, 2012, the balance outstanding under this credit facility was $10,187 and $12,124, respectively. In addition, as of November 30, 2012, Infotec Japan had a term loan with a financial institution with a balance of $424, which was repaid in December 2012 and bore a fixed interest rate of 1.50%.
In September 2013, Infotec Japan established a short-term revolving credit facility of JPY2,000,000 with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually.
As of August 31, 2013 and November 30, 2012, the Company also had $624 and $1,112, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Interest expense and finance charges
For the three and nine months ended August 31, 2013, the total interest expense and finance charges for the Company's borrowings were $3,623 and $15,936, respectively. The interest expense for the nine months ended August 31, 2013, includes non-cash interest expenses of $2,314 for the Convertible Senior Notes. For the three and nine months ended August 31, 2012, the total interest expense and finance charges for the Company's borrowings were $6,989 and $20,986, respectively, including non-cash interest expenses of $1,335 and $3,920, respectively, for the Convertible Senior Notes. The variable interest rates ranged between 0.64% and 4.08% during both three and nine months ended August 31, 2013 and between 0.87% and 4.06%, and 0.87% and 4.24%, respectively, during the three and nine months ended August 31, 2012.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
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
Guarantees
The Company has issued guarantees to certain vendors, lenders of its subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of August 31, 2013 and November 30, 2012 were $341,110 and $264,162, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

NOTE 11—CONVERTIBLE DEBT:
In August 2013, the Company settled its Convertible Senior Notes with an aggregate principal amount of $143,750 which were issued in May 2008 in a private placement. The Convertible Senior Notes bore a cash coupon interest rate of 4.0% per annum and the initial conversion rate was 33.9945 shares of common stock per $1 principal amount, equivalent to an initial conversion price of $29.42 per share of common stock. The Convertible Senior Notes were called in the second quarter of fiscal year 2013. No interest was accrued subsequent to May 2013 in accordance with the Indenture. The final settlement amount of $218,870 was paid in cash and comprised of $143,750 in principal payments and $75,120 in payment of conversion premium. The conversion premium, which represents the total settlement amount less the principal, was recorded as a reduction of "Additional paid-in capital.” The final settlement amount was calculated in accordance with the Indenture based on the volume weighted-average trading price of the Company's common stock over the 60 consecutive trading-day period beginning on and including the third trading day after the related conversion.
Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $3,010 during the nine months ended August 31, 2013. There was no interest expense recorded for the three months ended August 31, 2013. The contractual interest expense was $1,624 and $4,872, respectively, during the three and nine months ended August 31, 2012. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $2,314 during the nine months ended August 31, 2013. There was no non-cash interest expense recorded during the three months ended August 31, 2013. The non-cash interest expense was $1,335 and $3,920, respectively, during the three and nine months ended August 31, 2012. As of November 30, 2012, the carrying value of the Convertible Senior Notes, net of unamortized debt discount of $2,314, was $141,436. The debt discount was fully amortized as of May 31, 2013.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Numerator:
Net income attributable to SYNNEX Corporation	$46,611	$35,139	$110,749	$107,736
Less: impact of conversion premium of convertible debt	(39,474)	—	(36,409)	—
Net income for diluted earnings per share calculation	$7,137	$35,139	$74,340	$107,736

Denominator:
Weighted-average common shares - basic	36,965	36,700	36,805	36,537
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	594	574	547	617
Conversion premium of convertible debt	—	643	468	812
Weighted-average common shares - diluted	37,559	37,917	37,820	37,966

Earnings per share attributable to SYNNEX Corporation:
Basic	$1.26	$0.96	$3.01	$2.95
Diluted	$0.19	$0.93	$1.97	$2.84
It was the Company’s intent to settle the principal amount of the Convertible Senior Notes in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. In April 2013, the Company decided to settle the payment of the conversion premium in cash as discussed in Note 11—Convertible Debt. Through April 2013, the Company accounted for the conversion premium using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. For the three months ended August 31, 2013, the numerator for the computation of earnings per common share-diluted was adjusted for any dilutive changes in the estimated value of the conversion premium from May 31, 2013 through the final settlement date. For the nine months ended August 31, 2013, the numerator for the computation of diluted earnings per common share was adjusted for any dilutive changes in the estimated value of the conversion premium from April 2013 through the final settlement date. For the three and nine months ended August 31, 2013, the adjustment to the numerator had the effect of reducing the diluted earnings per share by $1.05 and $0.96, respectively.
Options to purchase 10, 13 and 7 shares during the nine months ended August 31, 2013 and during the three and nine months ended August 31, 2012, respectively, have not been included in the computation of diluted earnings per share as their effect would have been anti-dilutive. No options were anti-dilutive for the three months ended August 31, 2013.

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
For the three and nine months ended August 31, 2013 and 2012
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
Summarized financial information related to the Company’s reportable business segments for the three and nine months ended August 31, 2013 and 2012 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2013
Revenue	$2,687,283	$55,064	$(8,434)	$2,733,913
Income from operations before non-operating items, income taxes and noncontrolling interest	61,783	1,773	(57)	63,499
Three months ended August 31, 2012
Revenue	2,535,991	49,729	(8,772)	2,576,948
Income from operations before non-operating items, income taxes and noncontrolling interest	52,627	4,581	(157)	57,051

Nine months ended August 31, 2013
Revenue	$7,648,896	$162,598	$(25,381)	$7,786,113
Income from operations before non-operating items, income taxes and noncontrolling interest	161,591	10,022	(210)	171,403
Nine months ended August 31, 2012
Revenue	7,402,218	142,505	(24,282)	7,520,441
Income from operations before non-operating items, income taxes and noncontrolling interest	171,379	9,151	(170)	180,360

Total assets as of August 31, 2013	$2,835,441	$319,258	$(204,549)	$2,950,150
Total assets as of November 30, 2012	2,848,689	316,993	(202,420)	2,963,262
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
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Shown below is summarized financial information related to the geographic areas in which the Company operated during the three and nine months ended August 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Revenue:
North America	$2,441,447	$2,287,397	$6,840,300	$6,523,462
Asia-Pacific	270,455	272,933	883,127	944,010
Other	22,011	16,618	62,686	52,969
	$2,733,913	$2,576,948	$7,786,113	$7,520,441

	As of
	August 31, 2013	November 30, 2012
Property and equipment, net:
North America	$87,254	$87,689
Asia-Pacific	20,485	22,782
Other	16,389	12,452
	$124,128	$122,923
Revenue in the United States was approximately 75% and 74% of the total revenue for the three and nine months ended August 31, 2013, respectively, and 76% and 73% of the total revenue for the three and nine months ended August 31, 2012, respectively. Revenue in Canada was approximately 15% and 14% of total revenue for the three and nine months ended August 31, 2013, respectively and 13% and 14% for the three and nine months ended August 31, 2012, respectively. Revenue in Japan was approximately 9% and 11% of the total revenue for the three and nine months ended August 31, 2013, respectively, and 10% and 12% of the total revenue for the three and nine months ended August 31, 2012, respectively.
Net property and equipment in the United States was approximately 56% and 57% of the total as of August 31, 2013 and November 30, 2012, respectively. Net property and equipment in Canada was approximately 14% of the total as of both August 31, 2013 and November 30, 2012. As of both August 31, 2013 and November 30, 2012, no other country represented more than 10% of the total net property and equipment.

NOTE 14—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became the Company's primary investor through its affiliates. As of both August 31, 2013 and November 30, 2012, MiTAC International and its affiliates beneficially owned approximately 27% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates. The shares owned by MiTAC International are held by the following entities:

As of August 31, 2013
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
For the three and nine months ended August 31, 2013 and 2012
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
The Company purchased inventories from MiTAC International and its affiliates totaling $3,485 and $8,639 during the three and nine months ended August 31, 2013, respectively, and $1,840 and $2,819 during the three and nine months ended August 31, 2012, respectively. The Company’s sales to MiTAC International and its affiliates during the three and nine months ended August 31, 2013, totaled $364 and $939, respectively, and during the three and nine months ended August 31, 2012, totaled $362 and $2,585, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC International amounting to $857 and $2,580 during the three and nine months ended August 31, 2013, respectively, and $870 and $2,742, during the three and nine months ended August 31, 2012, respectively.
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
The components of net periodic pension costs pertaining to the Company's single employer benefit plan during the three and nine months ended August 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Service cost	$145	$216	$453	$585
Interest cost	37	56	114	152
Expected return on plan assets	(15)	(34)	(46)	(92)
Net periodic pension costs	$167	$238	$521	$645
During the three and nine months ended August 31, 2013, the Company contributed $161 and $498, respectively, to the single-employer benefit plan. During the three and nine months ended August 31, 2012, the Company contributed $204 and $638, respectively, to the plan.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 16—EQUITY:
Share repurchase program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. During the nine months ended August 31, 2013, the Company purchased 55 shares at a weighted-average price of $34.28 per share. The Company did not purchase any shares during the three months ended August 31, 2013. As of August 31, 2013 the Company has purchased 361 shares for a total cost of $11,340.
The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the nine months ended August 31, 2013 and August 31, 2012 is presented below:

	Nine Months Ended August 31, 2013			Nine Months Ended August 31, 2012
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$1,319,023	$332	$1,319,355	$1,158,379	$10,079	$1,168,458
Issuance of common stock on exercise of options	6,056	—	6,056	7,789	—	7,789
Issuance of common stock for employee stock purchase plan	1,074	—	1,074	1,026	—	1,026
Tax benefit from employee stock plans	2,063	—	2,063	2,768	—	2,768
Taxes paid for the settlement of equity awards	(210)	—	(210)	(295)	—	(295)
Share-based compensation	6,790	—	6,790	6,250	6	6,256
Changes in ownership of noncontrolling interest	7	16	23	(2,364)	(4,051)	(6,415)
Repurchase of treasury stock	(1,882)	—	(1,882)	—	—	—
Conversion premium of convertible debt	(75,120)	—	(75,120)	—	—	—
Deferred tax adjustment for settlement of convertible debt	14,034	—	14,034	—	—	—
Comprehensive income:
Net income	110,749	67	110,816	107,736	1,074	108,810
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities	193	—	193	(420)	64	(356)
Net unrealized components of defined benefit pension plans	—	—	—	126	(64)	62
Foreign currency translation adjustments	(16,539)	(10)	(16,549)	6,581	(306)	6,275
Total other comprehensive income (loss)	(16,346)	(10)	(16,356)	6,287	(306)	5,981
Total comprehensive income	94,403	57	94,460	114,023	768	114,791
Ending balance of equity:	$1,366,238	$405	$1,366,643	$1,287,576	$6,802	$1,294,378
The balance of "Accumulated other comprehensive income," which is included in the total equity attributable to SYNNEX Corporation, is primarily comprised of cumulative translation adjustments.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2013 and 2012
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of August 31, 2013 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2013 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, the Company is involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is not currently involved in any material proceedings.
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

NOTE 18—SUBSEQUENT EVENTS:
On September 10, 2013, the Company announced that it entered into a Master Asset Purchase Agreement with International Business Machines Corporation, a New York corporation (“IBM”), pursuant to which the Company will acquire IBM's customer care business ("the Assets") for an aggregate purchase price of $505,000, subject to post-closing adjustments. A portion of the purchase price will be paid in shares of the Company's common stock up to the lesser of $75,000 or 5% of the outstanding shares of the Company's common stock (the "Stock Consideration"). At the closing, the Company will issue the Stock Consideration and $430,000 in cash, less $75,000 to be held back in the event a portion of the Assets are not transferred to us at the initial closing. IBM will operate the Assets for the benefit of the Company pending one or more subsequent closings, which are to occur no later than June 30, 2015. In connection with the acquisition, the Company intends to offer employment to approximately 35,000 employees in locations around the world, including the United States, the United Kingdom, India and the Philippines.
The Company anticipates the initial closing to occur in the coming months. Completion of the acquisition is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs, and timing of our acquisitions, including our acquisition of the customer care business of International Business Machines Corporation, or IBM, our employee hiring, impact of MiTAC International Corporation, or MiTAC International, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our tax rates, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 25,000 technology products (as measured by active SKUs) from more than 200 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of August 31, 2013, we had approximately 14,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 89% and 88%, of our total revenue was from North America for the three and nine months ended August 31, 2013, respectively, and 89% and 87% for the three and nine months ended August 31, 2012.
In our distribution services segment, we purchase IT systems, peripherals, system components, software, networking equipment, CE and complementary products from our primary suppliers such as Hewlett-Packard Company, or HP, Lenovo, AsusTek Computer Inc., Beats Electronics LLC and Seagate Technologies LLC and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In our distribution business, we provide comprehensive IT solutions in key vertical markets such as government and healthcare. We also provide specialized service offerings that increase efficiencies in areas like print management, renewals, networking and other services. In our GBS segment, our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three and nine months ended August 31, 2013 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. For more information on our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
Recent Acquisitions and Divestitures
We seek to augment our services offering expansion with strategic acquisitions of businesses and assets that complement and expand our global BPO capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. Our historical acquisitions have brought us new reseller and retail customers, OEM suppliers, and product lines have extended the geographic reach of our operations, particularly in targeted markets, and have diversified and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our Consolidated Financial Statements from the closing date of the acquisition.
Acquisitions subsequent to the three and nine months ended August 31, 2013
On September 10, 2013, we announced that we entered into a Master Asset Purchase Agreement with IBM, a New York corporation, pursuant to which we will acquire IBM’s customer care business, or the Assets, for an aggregate purchase price of $505.0 million, subject to post-closing adjustments. A portion of the purchase price will be paid in shares of our common stock up to the lesser of $75.0 million or 5% of the outstanding shares of our common stock, or the Stock Consideration. At the closing, we will issue the Stock Consideration and $430.0 million in cash, less $75.0 million to be held back in the event a portion of the Assets are not transferred to us at the initial closing. If a portion of the Assets are not transferred at the initial closing, IBM will operate the Assets for our benefit, pending one or more subsequent closings, which are to occur no later June 30, 2015. In connection with the acquisition, we intend to offer employment to approximately 35,000 employees in locations around the world, including the United States, the United Kingdom, India and the Philippines.
We anticipate the initial closing to occur in the coming months. Completion of the acquisition is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals.
Acquisitions during fiscal year 2013
In April 2013, we acquired substantially all of the assets of Supercom Canada Limited or Supercom Canada, a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD36.5 million, or US$35.6 million, in cash, including approximately CAD4.5 million, or US$4.3 million, in deferred payments, subject to certain post-closing conditions, payable within 18 months. Subsequent to the acquisition, we repaid debt and working capital lines in the amount of US$53.7 million. Based on the preliminary purchase price allocation, we recorded net tangible assets of US$25.7 million, goodwill of US$5.4 million and intangible assets of US$4.4 million in relation to this acquisition. The determination of the fair value of the assets and liabilities acquired is preliminary and subject to the finalization of more detailed analysis. The acquisition is integrated into the distribution services segment and is expected to expand our existing product and service offerings in Canada.
Acquisitions and divestitures during fiscal year 2012
In fiscal year 2012, we purchased shares of our subsidiary SYNNEX Infotec Corporation, or Infotec Japan, which were held by the noncontrolling interest SB Pacific Corporation Limited, or SB Pacific, for $17.5 million, of which $11.4 million was paid during the nine months ended August 31, 2013. The transaction increased our ownership interest in Infotec Japan from 70.0% to 99.8%. In fiscal year 2012, we also sold our 33.3% noncontrolling interest in SB Pacific, our equity-method investee at that time, back to SB Pacific. During the nine months ended August 31, 2013, we received the final payment of $4.2 million of the sale price.
In fiscal year 2012, we acquired a business in the GBS segment for a purchase price of $6.2 million with $1.2 million payable upon the completion of certain post-closing procedures and $1.3 million contingent consideration payable upon the achievement of certain target earnings. We recorded goodwill of $6.2 million in relation to this acquisition.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.99)	(94.10)	(93.90)	(93.65)
Gross profit	6.01	5.90	6.10	6.35
Selling, general and administrative expenses	(3.69)	(3.69)	(3.90)	(3.95)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.32	2.21	2.20	2.40
Interest expense and finance charges, net	(0.10)	(0.23)	(0.17)	(0.23)
Other income, net	0.44	0.04	0.18	0.03
Income from operations before income taxes and noncontrolling interest	2.66	2.02	2.21	2.20
Provision for income taxes	(0.96)	(0.67)	(0.79)	(0.75)
Net income	1.70	1.35	1.42	1.45
Net (income) loss attributable to noncontrolling interest	(0.00)	0.01	(0.00)	(0.02)
Net income attributable to SYNNEX Corporation	1.70%	1.36%	1.42%	1.43%
Three and Nine Months Ended August 31, 2013 and 2012
Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2013	August 31, 2012	Percent Change	August 31, 2013	August 31, 2012	Percent Change
	(in thousands)			(in thousands)
Revenue	$2,733,913	$2,576,948	6.1%	$7,786,113	$7,520,441	3.5%
Distribution revenue	2,687,283	2,535,991	6.0%	7,648,896	7,402,218	3.3%
GBS revenue	55,064	49,729	10.7%	162,598	142,505	14.1%
Inter-segment elimination	(8,434)	(8,772)	(3.9)%	(25,381)	(24,282)	4.5%
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
Revenue in our distribution services segment increased by 6.0% during the three months ended August 31, 2013 compared to the three months ended August 31, 2012. The increase in revenue was due to growth in U.S. sales, local currency sales in Japan and the acquisition of Supercom Canada in April 2013. These increases were negatively impacted by a 2.8% translation impact of foreign exchange rates, primarily due to the weakening of the Japanese yen and the Canadian dollar.

The increase in our revenue was caused by the growth in peripheral sales of 17%, primarily from the sale of audio products and system accessories, 9% higher networking equipment sales and 2% higher IT system and system component sales. Revenue growth was partially offset by 9% lower software sales primarily due to the strategic consolidation of less profitable products. All product categories were negatively impacted by the translation impact of foreign exchange rates, primarily due to the weakening Japanese yen and the Canadian dollar.
Revenue in our distribution services segment increased by 3.3% during the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012. The increase in revenue was due to growth in U.S. sales, local currency sales growth in Japan and the April 2013 acquisition of Supercom Canada. These increases were negatively impacted by 2.3% for the translation impact of foreign exchange rates, primarily from the weakening of the Japanese yen.
The increase in revenue by product category, in comparison to the nine months ended August 31, 2012, was caused by 10% higher sales of peripherals, 8% higher networking equipment sales and 7% higher system components sales. Revenue growth was partially offset by 17% lower software sales, primarily due to lower gaming sales during the first half of the year and the reduction in revenue associated with a strategic decision to consolidate less profitable products. All product categories were negatively impacted by the translation impact of foreign exchange rates, primarily due to the weakening Japanese yen.
In our GBS segment, revenue in the three and nine months ended August 31, 2013 increased 10.7% and 14.1%, respectively, from the three and nine months ended August 31, 2012 primarily due to revenue generated from new customer contracts and expanded business from certain existing customers.
The demand for our products and services improved in the third quarter of fiscal year 2013 in the U.S and Asian markets, while Canada continued to navigate through a flat to modest economic environment.
Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2013	August 31, 2012	Percent Change	August 31, 2013	August 31, 2012	Percent Change
	(in thousands)			(in thousands)
Gross profit	$164,280	$151,929	8.1%	$475,157	$477,637	(0.5)%
Percentage of revenue	6.01%	5.90%		6.10%	6.35%
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
Our gross margin was higher by 11 basis points during the three months ended August 31, 2013 compared to the three months ended August 31, 2012. The improvement was primarily due to a reduction in reserve requirements related to certain vendor programs and our product mix. Gross margin improvement was partially offset by the onboarding of personnel in our GBS segment due to recently signed business.
Our gross margin during the nine months ended August 31, 2013, was 25 basis points lower as compared to the nine months ended August 31, 2012. As we started fiscal year 2013, the comparisons were difficult as fiscal year 2012 had benefitted from higher incentive rebates and higher profitability as a result of market supply and demand changes due to a shortage of hard disk drives. A strengthening U.S. and Japan market and a reduction in reserve requirements related to certain vendor programs improved gross margin in the first three fiscal quarters of fiscal 2013.
No specific customers, or changes in pricing strategy, individually or in the aggregate, contributed materially to the change in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2013	August 31, 2012	Percent Change	August 31, 2013	August 31, 2012	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$100,781	$94,878	6.2%	$303,754	$297,277	2.2%
Percentage of revenue	3.69%	3.69%		3.90%	3.95%
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
Our selling, general and administrative expenses in the three months ended August 31, 2013 were 6.2% higher compared to the three months ended August 31, 2012. The increase in expense was primarily due to $6.4 million in higher personnel costs and general overhead expenses as the result of our April 2013 acquisition of Supercom Canada in our distribution segment and to support the growth in our GBS segment. Our operating expenses during the three months ended August 31, 2013 also included expenses related to our anticipated acquisition of the IBM customer care business. In addition, the prior year period benefitted from $2.3 million lower bad debt reserve requirements. These higher expenses were offset in part by a $3.4 million decrease as a result of fluctuations in foreign exchange rates, primarily due to the weakening of the Japanese yen.
Our selling, general and administrative expenses in the nine months ended August 31, 2013 were 2.2% higher compared to the nine months ended August 31, 2012. Our personnel costs and general overhead expenses were higher by $12.8 million, as a result of the growth in both our segments and the impact of the April 2013 acquisition of Supercom Canada. In addition, we recognized one-time integration expenses for the acquisition of Supercom Canada and acquisition related expenses for the anticipated acquisition of the IBM customer care business. These increases in expenses were offset in part by a $7.9 million decrease as a result of changes in foreign exchange rates, primarily due to the weakening of the Japanese yen.
Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Three Months Ended			Nine Months Ended
	August 31, 2013	August 31, 2012	Percent Change	August 31, 2013	August 31, 2012	Percent Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$63,499	$57,051	11.3%	$171,403	$180,360	(5.0)%
Percentage of total revenue	2.32%	2.21%		2.20%	2.40%
Distribution income from operations before non-operating items, income taxes and noncontrolling interest	61,783	52,627	17.4%	161,591	171,379	(5.7)%
Percentage of distribution revenue	2.30%	2.08%		2.11%	2.32%
GBS income from operations before non-operating items, income taxes and noncontrolling interest	1,773	4,581	(61.3)%	10,022	9,151	9.5%
Percentage of GBS revenue	3.22%	9.21%		6.16%	6.42%
Inter-segment eliminations	(57)	(157)	(63.7)%	(210)	(170)	23.5%
In our distribution services segment, our operating margin in the three months ended August 31, 2013 was higher than the three months ended August 31, 2012, benefiting from higher gross margin as a result of a strengthening demand environment, positive adjustments to certain program related reserves and higher vendor incentives, offset in part by higher selling, general and operating expenses.

Our operating margin in the nine months ended August 31, 2013 was lower than the nine months ended August 31, 2012. Distribution services gross margin during the first half of fiscal year 2013 was negatively impacted by competitive pricing pressure, a mixed demand environment and the $2.1 million one-time integration expenses related to the acquisition of Supercom Canada.
In our GBS segment, our operating margin in the three months ended August 31, 2013 was lower than the three months ended August 31, 2012. The GBS results in the three months ended August 31, 2013 include $2.3 million in charges, primarily consisting of $1.4 million in costs incurred for our anticipated acquisition of the IBM customer care unit, which was recorded in selling, general and administrative expenses. GBS margin was also lower due to upfront personnel investment in the third quarter of fiscal year 2013 associated with recent business wins. These incremental expenses in the third quarter of fiscal year 2013 resulted in the operating margin for the nine months ended August 31, 2013 being lower than the nine months ended August 31, 2012.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2013	August 31, 2012	Percent Change	August 31, 2013	August 31, 2012	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$2,983	$5,809	(48.6)%	$13,339	$17,363	(23.2)%
Percentage of revenue	0.10%	0.23%		0.17%	0.23%
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
The decrease in interest expense and finance charges, net, during the three months ended August 31, 2013 compared to the three months ended August 31, 2012 was due to $3.0 million lower interest expense on our convertible debt which was called in May 2013. The decrease in interest expense and finance charges, net, during the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012 was due to $3.5 million lower interest expense on our convertible debt and lower average borrowings during fiscal year 2013, offset in part by lower interest income from our Mexico contracts.
Other Income, Net

	Three Months Ended			Nine Months Ended
	August 31, 2013	August 31, 2012	Percent Change	August 31, 2013	August 31, 2012	Percent Change
	(in thousands)			(in thousands)
Other income, net	$12,159	$890	1,266.2%	$13,948	$2,607	435.0%
Percentage of revenue	0.44%	0.04%		0.18%	0.03%
Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The increase in other income, net during the three and nine months ended August 31, 2013 as compared to the three the nine months ended August 31, 2012 was due to $12.3 million received from a class-action legal settlement, offset in part by lower earnings on our deferred compensation investments.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and nine months ended August 31, 2013 was 35.8% and 35.6%, respectively, compared to 33.2% and 34.3% for the three and nine months ended August 31, 2012, respectively. Our effective tax rate was impacted by changes in the mix of income in the different tax jurisdictions in which we operate. In addition, the effective tax rate in the three and nine months ended August 31, 2012 was favorably impacted by a $1.0 million release of uncertain tax benefit reserves following the expiration of the statute of limitations.
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
Net (Income) Loss Attributable to Noncontrolling Interests
Net (income) loss attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The change in the net (income) loss attributable to noncontrolling interests in the three and nine months ended August 31, 2013 as compared to the three and nine months ended August 31, 2012 is due to our purchase of SB Pacific’s 30.0% ownership of Infotec Japan during fiscal year 2012. This noncontrolling interest has been reflected in the results of our distribution services segment.

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
Net cash provided by operating activities was $118.1 million for the nine months ended August 31, 2013, primarily from net income of $110.8 million and a $108.6 million decrease in accounts receivable, offset in part by a $67.0 million increase in inventory and $52.2 million decrease in accounts payable. The changes in accounts receivables, inventory and accounts payable are primarily due to our organic and acquisition related growth and due to the seasonal nature of our business.
Net cash provided by operating activities for the nine months ended August 31, 2012 was $218.6 million primarily from net income of $108.8 million, a $124.7 million decrease in accounts receivable and $78.2 million lower inventory, offset in part by $102.8 million decrease in accounts payable. The changes in our working capital were due to the mix of cash collections from our accounts receivable and lower inventory purchases, offset in part by a reduction in our accounts payable balances.
Net cash used in investing activities for the nine months ended August 31, 2013 was $32.8 million, which included $24.4 million paid for the acquisition of Supercom Canada, net of cash acquired, and $1.0 million paid for our prior acquisitions in our GBS segment. Our investment in property and equipment was $15.3 million and our investment in cost-method securities was $1.7 million. We received $4.2 million from our fiscal year 2012 sale of equity-method investee SB Pacific Limited and $3.1 million proceeds from sale of our deferred compensation investments, net of purchases.
Net cash used by investing activities for the nine months ended August 31, 2012 was $3.5 million, which was due to $11.5 million investment in equipment and leasehold improvements to support the growth in our distribution and GBS segments. This was offset by $3.5 million received from divesting our ownership in SB Pacific from 33.3% to 19.7%, $1.9 million received upon finalization of the purchase price of prior acquisitions, $1.7 million received in net proceeds from our investments, and $1.1 million collected from third-party loans.
Net cash used in financing activities for the nine months ended August 31, 2013 was $114.8 million, consisting primarily of $218.9 million paid for the settlement of the Convertible Senior Notes and $53.7 million payment of debt acquired from Supercom Canada. In addition, we paid $11.4 million for the fiscal year 2012 purchase of shares of our subsidiary Infotec Japan from the noncontrolling interest. Cash used for the repurchase of treasury stock was $1.9 million. These payments were partially offset by $119.5 million net receipts from our revolving lines of credit and term loans, a $43.3 million higher book overdraft and $6.9 million proceeds from the issue of common stock upon the exercise of employee stock awards.
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
Capital Resources
Our cash and cash equivalents totaled $139.4 million and $163.7 million as of August 31, 2013 and November 30, 2012, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $132.8 million and $92.8 million as of August 31, 2013 and November 30, 2012, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and the manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
We believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months, including any additional financing that may be required for the acquisition of the IBM customer care business, based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements.
Our accounts receivable securitization program and our senior secured revolving line of credit arrangement are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. We can finance up to a maximum of $400.0 million in U.S. trade accounts receivable, or U.S. Receivables. The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blend of the prevailing dealer commercial paper rates plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of August 31, 2013, the outstanding balance under the U.S. arrangement was $90.0 million. As of November 30, 2012, there were no borrowings outstanding under the U.S. Arrangement.
In September 2013, we amended our U.S Arrangement to increase the commitment of the lenders to $500.0 million. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million to a maximum commitment of $600.0 million. All other terms and conditions of the U.S Arrangement remained the same.
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

We have a senior secured revolving line of credit arrangement, or the Revolver, with a financial institution which provides a maximum commitment of $100.0 million and expires in October 2017. The Revolver includes an accordion feature to increase the maximum commitment by an additional $50.0 million to $150.0 million at our request, in the event the current lender consents to such increase or another lender participates in the Revolver. Interest on borrowings under the Revolver is based on a base rate or London Interbank Offered Rate, or LIBOR, at our option. The margin on the LIBOR is determined in accordance with our fixed charge coverage ratio and is currently 1.50% per annum. Our base rate is based on the financial institution's prime rate. The Revolver also contains an unused line fee of 0.30% per annum. The Revolver is secured by our inventory and other assets. It would be an event of default under the Revolver if a lender under the U.S. Arrangement declines to extend the maturity date at any point within thirty days prior to the maturity date of the U.S. Arrangement, unless we have a binding commitment in place to renew or replace the U.S. Arrangement. There is no event of default if within the thirty day period prior to maturity of the Revolver: (a) borrowing availability exceeds 90% of the commitment amount and (b) the fixed charge coverage ratio, when measured at the end of the fiscal quarter on a trailing four quarter basis, is greater than or equal to 1.75 to 1.00. There were no borrowings outstanding under this credit arrangement as of both August 31, 2013 and November 30, 2012.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of November 30, 2012, outstanding standby letters of credit totaled $3.4 million. There were no letters of credit outstanding as of August 31, 2013. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate or CDOR (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of August 31, 2013, there was $7.7 million outstanding under our Canadian Revolving Arrangement. There was no borrowing outstanding under our Canadian Revolving Arrangement as of November 30, 2012.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of August 31, 2013 and November 30, 2012 was $7.6 million and $8.6 million, respectively.
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. The credit agreement was refinanced in December 2012, to increase the short-term revolving credit facility to JPY8.0 billion from JPY4.0 billion. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin of 1.90% per annum. The credit facility expires in December 2015. The long-term loan can be repaid at any time prior to December 2015 without penalty. We have issued a guarantee to cover all obligations of Infotec Japan to the lenders. The balance outstanding on the credit facility was $117.2 million and $111.5 million as of August 31, 2013 and November 30, 2012, respectively.
Infotec Japan has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility was renewed for one year in March 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.60% per annum. As of August 31, 2013 and November 30, 2012, the balance outstanding under this credit facility was $10.2 million and $12.1 million, respectively. In addition, as of November 30, 2012, Infotec Japan had a term loan with a financial institution with a balance of $0.4 million, which was repaid in December 2012 and bore a fixed interest rate of 1.50%.
In September 2013, Infotec Japan established a short-term revolving credit facility of JPY 2.0 billion with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually.

As of August 31, 2013 and November 30, 2012, we also had $0.6 million and $1.1 million, respectively, outstanding in capital lease obligations primarily pertaining to Infotec Japan and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Covenants Compliance
In relation to our U.S. Arrangement, the Revolver, the Infotec Japan credit facility and the Canadian Revolving Arrangement, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit our ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2013, we were in compliance with all material covenants for the above arrangements.
Convertible Debt
In August 2013, we settled our Convertible Senior Notes with an aggregate principal amount of $143.8 million which were issued in May 2008 in a private placement. The Convertible Senior Notes bore a cash coupon interest rate of 4.0% per annum and the conversion rate was 33.9945 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of $29.42 per share of common stock. The Convertible Senior Notes were called in the second quarter of fiscal year 2013. No interest was accrued subsequent to May 2013 in accordance with the Indenture. The final settlement amount of $218.9 million was paid in cash and comprised of $143.8 million in principal payments and $75.1 million in payment of conversion premium. The conversion premium, which represents the difference between the total settlement amount less the principal, was recorded as a reduction of additional paid-in capital. The final settlement amount was calculated in accordance with the Indenture based on the volume weighted-average trading price of our common stock over the 60 consecutive trading-day period beginning on and including the third trading day after the related conversion.
Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $3.0 million during the nine months ended August 31, 2013, and $1.6 million and $4.9 million, respectively, during the three and nine months ended August 31, 2012. Based on an effective rate of 8.0%, we recorded non-cash interest expenses of $2.3 million, during the nine months ended August 31, 2013 and $1.3 million and $3.9 million, respectively, during the three and nine months ended August 31, 2012. As of November 30, 2012, the carrying value of the Convertible Senior Notes, net of unamortized debt discount of $2.3 million, was $141.4 million. The debt discount was fully amortized as of May 31, 2013.
Guarantees
We issued guarantees to certain vendors, lenders of our subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, we, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of August 31, 2013 and November 30, 2012 were $341.1 million and $264.2 million, respectively. We are obligated under these guarantees to pay amounts due should our subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
Related Party Transactions
We have a business relationship with MiTAC International, a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became our primary investor through its affiliates. As of both August 31, 2013 and November 30, 2012, MiTAC International and its affiliates beneficially owned approximately 27% of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC International and a director or officer of MiTAC International’s affiliates.

The shares owned by MiTAC International are held by the following entities:

As of August 31, 2013
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
We purchased inventories from MiTAC International and its affiliates totaling $3.5 million and $8.6 million during the three and nine months ended August 31, 2013, respectively, and $1.8 million and $2.8 million during the three and nine months ended August 31, 2012, respectively. Our sales to MiTAC International and its affiliates during the three and nine months ended August 31, 2013, totaled $0.4 million and $0.9 million, respectively, and during the three and nine months ended August 31, 2012, totaled $0.4 million and $2.6 million, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC International amounting to $0.9 million and $2.6 million during the three and nine months ended August 31, 2013, respectively, and $0.9 million and $2.7 million, during the three and nine months ended August 31, 2012, respectively.
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
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine months ended August 31, 2013 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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
Risks Related to the Acquisition of IBM’s Customer Care Business
Failure to complete the acquisition of IBM’s customer care business could negatively impact the stock price and the future of our business and financial results.
We expect the initial closing for the acquisition of IBM’s customer care business to occur in the coming months, subject to customary closing conditions and regulatory approvals. There is no assurance that we will receive the necessary regulatory approvals or satisfy the other conditions for the completion of the acquisition. If the acquisition is not completed for any reason, we will be subject to risks, including the following:

•
the current market price of our common stock may reflect a market assumption that the acquisition will occur, and a failure to complete the acquisition could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock;

•
we have incurred substantial transaction costs relating to the acquisition (including significant legal, accounting and financial advisory fees), and these substantial costs are payable by us whether or not the acquisition is completed;

•
there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the acquisition (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial;

•	the diversion of management time required by the acquisition could also adversely affect our results of operations and lead to the loss of important customers; and

•	the loss of existing key and other employees could adversely affect our operations and business results.
In addition, we would not realize any of the expected benefits of having completed the acquisition. If the acquisition is not completed, these risks may materialize and materially adversely affect our business, financial results, financial condition and stock price.
We may not be able to realize all of the anticipated benefits of the acquisition of IBM’s customer care business if we fail to integrate this business successfully, which could reduce our profitability and adversely affect our stock price.
If our proposed acquisition of IBM’s customer care business closes, our ability to realize the anticipated benefits of the transaction will depend, in part, on our ability to integrate this customer care business successfully and efficiently with our business. The integration of this business in several geographic locations is a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two businesses include, among others:

•	challenges associated with minimizing the diversion of management attention from ongoing business concerns;

•	coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from other of our operations;

•	coordinating and combining international operations, relationships, and facilities, and eliminating duplicative operations;

•	retaining key employees and maintaining employee morale, particularly in areas where we do not currently have personnel;

•	unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of our integration plans;

•	unanticipated issues in integrating information, communications and other systems;

•	issues not discovered in our due diligence process; and

•	preserving important strategic and customer relationships.
In addition, even if the integration is successful, we may not realize the full potential benefits of the transaction. Such benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that this acquisition will result in the realization of the full benefits anticipated from the transaction.
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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 30% and 31% of our total revenue for the three and nine months ended August 31, 2013, respectively, and 38% and 36% for the three and nine months ended August 31, 2012, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. For example in fiscal year 2008, International Business Machines Corporation, or IBM, terminated its approval to market IBM System X and related products and services. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
The IT and CE products industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Most of our OEM suppliers offer limited protection from the loss in value of inventory. For example, we can receive a credit from many OEM suppliers for products held in inventory in the event of a supplier price reduction. In addition, we have a limited right to return a certain percentage of purchases to most OEM suppliers. These policies are often subject to time restrictions and do not protect us in all cases from declines in inventory value. In addition, our OEM suppliers may become unable or unwilling to fulfill their protection obligations.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facility in China. As of August 31, 2013, we had approximately 1,000 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
As of August 31, 2013, we had $233.3 million in outstanding short and long-term borrowings under term loans, lines of credit and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations.
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
In the three and nine months ended August 31, 2013, approximately 25% and 26%, respectively, of our total revenue were generated outside the United States. In the three and nine months ended August 31, 2012, approximately 24% and 27% of our total revenue, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.
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

Risks Related to Our Relationship with MiTAC International Corporation
As of August 31, 2013, our executive officers, directors and principal stockholders owned approximately 29% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of August 31, 2013, our executive officers, directors and principal stockholders owned approximately 29% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 27% of our common stock.
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
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC International, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of August 31, 2013, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC International, directly and indirectly owned approximately 13.6% of Synnex Technology International and approximately 8.1% of MiTAC International. As of August 31, 2013, MiTAC International directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC International. In addition, MiTAC International directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of August 31, 2013. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 11.4% of our outstanding common stock as of August 31, 2013. Neither MiTAC International, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1#	Amendment to SYNNEX Corporation Amended and Restated 2003 Employee Stock Purchase Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: October 7, 2013

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#	Amendment to SYNNEX Corporation Amended and Restated 2003 Employee Stock Purchase Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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