Form 10-K
period 2013-11-30
SYNNEX CORP
filed 2014-01-27
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-K
 __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter May 31, 2013) was $1,069,716,056. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 15, 2014, there were 37,731,540 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Stockholders to be held on March 25, 2014.

SYNNEX CORPORATION

2013 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in our information technology, or IT, systems, anticipated benefits, cost and timing of our acquisitions, including our acquisition of the customer care business of International Business Machines Corporation, or IBM, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue, sources of revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, adequacy of our facilities, our legal proceedings, our international operations, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, impact of rules and regulations affecting public companies, impact of our pricing policies, our anti-dilution share repurchase program, impact of our accounting policies, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In the sections of this Report entitled “Business Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and our subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.
SYNNEX, the SYNNEX Logo, CONCENTRIX, the CONCENTRIX Logo, EMJ, HYVE SOLUTIONS, NEW AGE ELECTRONICS, the NEW AGE ELECTRONICS Logo, JACK OF ALL GAMES, the JACK OF ALL GAMES Logo, PRINTSOLV, VARNEX, PC WHOLESALE, ASPIRE, ENCOVER, GEM, VISIONMAX and all other SYNNEX company, product and service names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX, the SYNNEX Logo, CONCENTRIX, HYVE SOLUTIONS, PRINTSOLV, and VARNEX Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

Item 1.    Business Overview
We are a Fortune 500 corporation and a leading business process services company, servicing resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. Our primary business process services are wholesale distribution and business process outsourcing, or BPO. We operate in two segments: distribution services and global business services, or GBS. Our distribution services segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, CE, and complementary products. Within our distribution services segment, we also provide design and integration services. Our GBS segment offers a range of BPO services to customers that include direct sales, technical support, customer care, lead management, renewals management, back office processing and information technology outsourcing, or ITO. Many of these services are delivered and supported on the proprietary software platforms we have developed to provide additional value to our customers.
We combine our core strengths in distribution with our BPO services to help our customers and vendors achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of November 30, 2013, we had over 14,500 full-time and temporary employees worldwide. From a geographic perspective, approximately 88% of our total revenue was from North America for the fiscal year 2013 and 87% for both the fiscal years 2012 and 2011.

In our distribution services segment, we purchase peripherals, IT systems, system components, software, networking equipment, including CE and complementary products, from our primary suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In our distribution business, we provide comprehensive IT solutions in key vertical markets such as government and healthcare and we also provide specialized service offerings that increase efficiencies in areas like print management, renewals, networking and other services. Additionally, within our distribution services segment, we provide data center servers and storage solutions built specific to our customer's datacenter environments.
Our distribution services segment operates in the distribution and design and integration service industries, which are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT and CE products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.
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
In our GBS segment, we provide a comprehensive range of services to enhance the customer lifecycle and to acquire, support and renew customer relationships. Our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media.
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
To expand our GBS segment, in September 2013, we entered into an agreement with International Business Machines Corporation, or IBM, to acquire IBM’s customer care business. The initial closing of the acquisition is expected to occur in the first calendar quarter of 2014.
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
Our Products and Suppliers
We distribute a broad line of IT products, including IT systems, peripherals, system components, software and networking equipment for more than 300 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers.
For the fiscal year 2013, our product mix by category was in the following ranges:

Product Category:
Peripherals	36% - 40%
IT Systems	29% - 33%
System Components	15% - 19%
Software	6% - 10%
Networking Equipment	4% - 8%
Our suppliers include leading IT systems, networking equipment, software, peripherals and CE manufacturers. Our primary OEM suppliers are Hewlett-Packard Company, or HP, Acer Inc., Asus Tek Computer Inc., Beats Electronics LLC, Intel Corporation, Lenovo, Lexmark International Inc., Microsoft Corporation, Panasonic Corporation and Seagate Technologies LLC.

Our largest OEM supplier is HP. Revenue from the sale of HP products and services represented approximately 31%, 36% and 35% of our revenue for fiscal years 2013, 2012 and 2011, respectively. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.
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
Our distribution and design and integration business subjects us to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising our inventory. Many of our OEM suppliers offer us limited protection from the loss in value of our inventory due to technological change or a supplier’s price reduction. Under many of these agreements, we have a limited period of time to return or exchange products or claim price protection credits. We monitor our inventory levels and attempt to time our purchases to maximize our protection under supplier programs.
Our Customers
We distribute IT products to more than 20,000 resellers, system integrators and retailers. Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, small/medium sized businesses, or SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly individual end-users and to a small degree, small office/home office customers. We also provide data center servers and storage solutions built specific to our customers' datacenter environments.
In our GBS segment, our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media. We serve over 150 customers in this segment.
In fiscal years 2013, 2012 and 2011, no customer accounted for 10% or more of our revenue. Some of our largest customers include Best Buy Inc., CDW Corporation, Insight Enterprises, Inc., Newegg Inc. and SHI International Corporation.
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
The above major categories of services are complemented by the following:
Design and Integration Services. Through our Hyve Solutions division, we design and manufacture energy efficient and cost effective datacenter servers and storage solutions which are built specific to the datacenter environments and actual workloads of our large scale data center customers. We provide our customers with systems design and full rack integration services, build-to-order, or BTO, and configure-to-order, or CTO, assembly capabilities. BTO assembly consists of building a group of systems with the same pre-defined specifications, generally for our customers’ inventory. CTO assembly consists of building a customized system for a customer’s individual order specifications. In both cases, we offer design, integration, test and other production value-added services such as kitting, reconfiguration, asset tagging and hard drive imaging.
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
Online Services. We maintain electronic data interchange, or EDI, extensible markup language or XML, and web-based communication links with many of our reseller and retail customers. These links improve the speed and efficiency of our transactions with our customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-based application software that allows our customers or their end-user customers to order software and take delivery online.
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
As part of our GBS segment, we have sales teams dedicated to cultivating new BPO opportunities in customer acquisition and management, technical support and renewals management on a global platform.
Our Operations
In our distribution segment, we operate approximately 40 distribution and administrative facilities in the United States, Canada, Japan and Mexico. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.
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
We operate our principal design and integration facilities in the United States and we operate integration facilities in the United Kingdom. We generally design and integrate IT systems, data center servers, storage solutions and IT appliances, by incorporating system components from our distribution inventory and other sources. Within our Hyve Solutions division, we design and manufacture customized, energy efficient and cost effective data center servers and storage solutions. We provide systems and full rack integration services to our large scale data center customers. Additionally, we perform production value-added services, including kitting, asset tagging, hard drive imaging and reconfiguration. Our design and integration facilities are ISO 9001:2008 and ISO 14001:2004 certified.
In our GBS segment, we provide a comprehensive range of services to enhance the customer lifecycle and acquire, support and renew customer relationships. These services primarily consist of direct sales, technical support, customer care, lead management, renewals management, back office processing and information technology outsourcing, or ITO, back office support for sales, marketing and administrative functions. We operate approximately 35 delivery centers and administrative facilities in several countries. Services are provided from these global locations to customers worldwide in multiple languages. The services are supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital print.
International Operations
Approximately 26% of our total revenue for both the fiscal years 2013 and 2012 and 27% for fiscal year 2011, originated outside of the United States. Approximately 14% of our total revenue for fiscal years 2013, 2012 and 2011 were generated in Canada. Approximately 10%, 11%, and 12% of our total revenue for fiscal years 2013, 2012, and 2011, respectively, were generated in Japan. A key element in our business strategy has been to locate our services in markets that are cost beneficial, but low risk. For a discussion of our net revenue by geographic region, please see Note 14—Segment Information in Notes to the Consolidated Financial Statements.
Sales concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the US Dollar, which in turn can impact reported sales.
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
Managing our OEM supplier incentive programs is another critical function of our purchasing and product management teams. We attempt to maximize the benefits of incentives, rebates and volume and early payment discounts that our OEM suppliers offer us from time to time. We carefully evaluate these supplier incentive benefits relative to our product handling and carrying costs so that we do not overly invest in our inventory. We also closely monitor inventory levels on a product-by-product basis and plan purchases to take advantage of OEM supplier provided price protection. By managing inventory levels and customer purchase patterns at each of our regional distribution facilities, we can minimize our shipping costs by stocking products near our resellers and retailers, and their end-user customers.

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
Information Technology
Within our distribution segment, our IT systems manage the entire order cycle, including processing customer orders, customer billing and payment tracking. These internally developed IT systems make our operations more efficient and provide visibility into our operations. We believe our IT infrastructure is scalable to support further growth. We continue to enhance and invest in our IT systems to improve product and inventory management, streamline order and fulfillment processes, and increase operational flexibility. Within our GBS segment, we invest in IT systems and infrastructure to enhance workforce management and improve productivity.
To allow our customers and suppliers to communicate and transact business with us in an efficient and consistent manner, we have implemented a mix of proprietary and off-the-shelf software programs that integrate our IT systems with those of our customers and suppliers. In particular, we maintain EDI, XML and web-based communication links with many of our reseller and retail customers to enable them to search for products, check real-time pricing, inventory availability and specifications, place and track orders, receive invoices and process returns.
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
Our major competitors in IT product distribution include Arrow Electronics, Inc., Avnet, Inc., Ingram Micro, Inc., ScanSource, Inc., Tech Data Corporation and Westcon Group and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. We have participated in this consolidation through our recent acquisitions of Supercom Canada Limited, Marubeni Infotec Corporation, Jack of All Games, and New Age Electronics, and we continue to evaluate other new opportunities.
In our GBS segment, our competitors are both regional players as well as global companies. Our major competitors include Accenture, Convergys Corporation, ServiceSource International, Inc., Stream Global Services, Sykes Enterprises Inc., Teleperformance and TeleTech Holdings, Inc.
We constantly seek to expand our business into areas primarily related to our core distribution business as well as other support, logistics, BPO and related value-added services. In September 2013, we entered into an agreement with IBM to acquire IBM's customer care business to expand our GBS segment. The initial closing of the acquisition is expected to occur in the first calendar quarter of 2014 and is subject to customary closing conditions, including regulatory approvals. Completion of the acquisition is expected to add over 35,000 employees in six continents, providing delivery capabilities in over 40 languages and servicing approximately 170 customers from more than 40 delivery centers.
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
Employees
As of November 30, 2013, we had approximately 13,500 full-time employees. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled approximately 1,000, on a full-time equivalent basis, as of November 30, 2013. Except for our employees in China, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.
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
Item 1A. Risk Factors
The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to the Acquisition of IBM’s Customer Care Business
Failure to complete the acquisition of IBM’s customer care business could negatively impact our stock price and the future of our business and financial results.
We expect the initial closing for the acquisition of IBM’s customer care business to occur in the first calendar quarter of 2014, subject to customary closing conditions and regulatory approvals. There is no assurance that we will receive the necessary regulatory approvals or satisfy the other conditions for the completion of the acquisition. If the acquisition is not completed for any reason, we will be subject to risks, including the following:

•
the current market price of our common stock may reflect a market assumption that the acquisition will occur, and a failure to complete the acquisition could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock;

•
we have incurred substantial transaction costs relating to the acquisition (including significant legal, accounting and consulting fees), and these substantial costs are payable by us whether or not the acquisition is completed;

•
there may be a substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the acquisition (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial;

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
If our proposed acquisition of IBM’s customer care business closes, our ability to realize the anticipated benefits of the transaction will depend, in part, on our ability to integrate this customer care business successfully and efficiently with our business. The integration of this business in several geographic locations is a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees and other employees, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two businesses include, among others:

•	challenges associated with minimizing the diversion of management attention from ongoing business concerns;

•	coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from other parts of our operations;

•	coordinating and combining international operations, relationships, and facilities, and eliminating duplicative operations;

•	retaining key employees and maintaining employee morale, particularly in areas where we do not currently have personnel;

•	unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of our integration plans;

•	unanticipated issues in integrating information, communications and other systems;

•	issues not discovered in our due diligence process; and

•	preserving important strategic and customer relationships.

In addition, even if the integration is successful, we may not realize the full potential benefits of the acquisition. Such benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that this acquisition will result in the realization of the full benefits anticipated from the acquisition.

Risks Related to Our Business
We anticipate that our revenue and operating results will fluctuate, which could adversely affect the enterprise value of our Company and our securities.
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	the impact of the business acquisitions and dispositions we make;

•	general economic conditions and level of IT and CE spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix, quality, pricing, availability and useful life of our products;

•	market acceptance, quality, pricing and availability of our services;

•	competitive conditions in our industry;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence and market acceptance;

•	variations in our levels of excess inventory, vendor reserves and doubtful accounts;

•	changes in the terms of OEM supplier-inventory protections, such as price protection and return rights; and

•	the expansion of our design and integration sales and operations, globally.
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
We depend on a small number of OEMs to supply the IT and CE products and services that we sell and the loss of, or a material change in our business relationship with a major OEM supplier, could adversely affect our business, financial position and operating results.
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 31%, 36%, and 35% of our total revenue for fiscal years 2013, 2012, and 2011, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its distribution agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, incentive rebates and marketing programs available to us.
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
Our design and integration services business requires a significant investment in plant and personnel from time to time. We have recently expanded our capacity to accommodate current demand, however should future demand for the design and integration services fail to meet expectations, we may be unable to reduce our costs and expenses, which would adversely impact our results of operations.
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
Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our reseller, retail and design and integration services customers, which could decrease revenue and adversely affect our operating results.
We sell to our reseller, retail and design and integration services customers on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our reseller, retail and design and integration services customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller, retail and design and integration services customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which could harm our business, financial position and operating results.
With regard to our design and integration services business, unique parts are purchased based both on purchase order or forecasted demand. We have limited protection against excess inventory should anticipated demand from our design and integration customers not materialize.
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
The IT and CE products industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. Most of our OEM suppliers offer limited protection from the loss in value of inventory. For example, we can receive a credit from many OEM suppliers for products held in inventory in the event of a supplier price reduction. In addition, we have a limited right to return a certain percentage of purchases to most OEM suppliers. These policies are often subject to time restrictions and do not protect us in all cases from declines in inventory value. In addition, our OEM suppliers may become unable or unwilling to fulfill their protection obligations to us. The decrease or elimination of price protection, or the inability of our OEM suppliers to fulfill their protection obligations, could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage our inventory with our OEM suppliers with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, either of which could harm our business, financial position and operating results.
We depend on OEM suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis, and any supply shortages or delays could cause us to be unable to timely fulfill orders, which in turn could harm our business, financial position and operating results.
Our ability to obtain particular products in the required quantities and to fulfill reseller and retail customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers. For example, in fiscal years 2011 and 2012, we experienced shortage in hard drives from OEM suppliers in Thailand due to floods. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers, retailers or end-users. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our reseller and retail customer orders on a timely basis, our business, financial position and operating results could be adversely affected.
The market for CE products that we distribute is characterized by short product life cycles. Increased competition for limited retailer shelf space, decreased promotional support from resellers or retailers or increased popularity of downloadable or online content and services could adversely impact our revenue.
The market for CE products, such as personal computers and tablets, mobile devices, wearable devices, video game titles and hardware, and audio or visual equipment, is characterized by short product life cycles and frequent introductions of new products. For example, the life cycle of a video game is short and typically provides a relatively high level of sales only for the first few months after introduction of the game. The markets in which we compete frequently introduce new products to meet changing consumer preferences and trends. As a result, competition is intense for resellers' and retailers' limited shelf space and promotions. If our vendors' new products are not introduced in a timely manner or do not achieve significant market acceptance, we may not generate sufficient sales or profitability. Further, if we are unable to successfully compete for resellers' or retailers' space and promotional resources, this could negatively impact market acceptance of our products and negatively impact our business and operating results. In addition, increased consumer use of downloadable content and online services and the further integration of technological tasks currently requiring several different CE products may negatively affect our CE product distribution business and operating results, as they may reduce consumer demand for having several different electronics devices and other physical products. For example, the popularity of downloadable and online games has increased and continued increases in downloadable and online gaming may result in a reduced level of over-the-counter retail video games sales.

Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facilities in China. As of November 30, 2013, we had approximately 950 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
We may incur additional costs and consolidate certain redundant expenses in connection with our acquisitions and investments, which may have an adverse impact on our operating margins. Future acquisitions, including the acquisition of the IBM customer care business, may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.
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
As of November 30, 2013, we had $317.9 million in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make certain other restricted payments;

•	consummate certain asset sales or acquisitions;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.
We are also required to maintain specified financial ratios and satisfy certain financial condition tests, including a leverage and a fixed charge coverage ratio as outlined in our senior secured credit arrangement. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, the termination of the facility, the increase in our effective cost of funds or the cross-default of other credit and securitization arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

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
If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our lenders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our credit agreements could terminate their commitments to loan us money and, in the case of our secured credit agreements, foreclose against the assets securing their borrowings;

•	we could be forced to raise additional capital through the issuance of additional, potentially dilutive, securities; and

•	we could be forced into bankruptcy or liquidation, which is likely to result in delays in the payment of our indebtedness and in the exercise of enforcement remedies related to our indebtedness.
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
We extend credit to our customers for a significant portion of our sales to them and they have a period of time, generally 30 days after the date of invoice, to make payment. As a result, we are subject to the risk that our customers will not pay on time or at all. The majority of our customers are small and medium sized businesses. Our credit exposure risk may increase due to financial difficulties or liquidity or solvency issues experienced by our customers, resulting in their inability to repay us. The liquidity or solvency issues may increase as a result of an economic downturn or a decrease in IT or CE spending by end-users. If we are unable to collect payments in a timely manner from our customers due to changes in financial or economic conditions, or for other reasons, and we are unable to collect under our credit insurance policies, we may write-off the amount due from the customers. These write-offs may result in credit insurance being more expensive and on terms that are less favorable to us and may negatively impact our ability to utilize accounts receivable-based financing. These circumstances could negatively impact our cash flow and liquidity position. Further, we are exposed to higher collection risk as we continue to expand internationally, where the payment cycles are generally longer and the credit rating process may not be as robust as in the United States.
In addition, the revenue from our Mexico operations includes various long-term projects funded by government and other local agencies, which often involve extended payment terms and contractual penalties and could expose us to additional collection risks.

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
Additionally, current market conditions, recovering global economy, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our credit facilities have contractually negotiated spreads, terms such as these are subject to ongoing negotiations.
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
Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be affected if our reseller and retail customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, and XML, for a large portion of our orders and information exchanges with our OEM suppliers and reseller and retail customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller and retail customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller and retail customers from accessing information. Our BPO business is dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.
We rely on independent shipping companies for delivery of products, and price increases or service interruptions from these carriers could adversely affect our business and operating results.
We rely almost entirely on arrangements with independent shipping companies, such as FedEx and UPS, for the delivery of our products from OEM suppliers and delivery of products to reseller and retail customers. Freight and shipping charges can have a significant impact on our gross margin. As a result, an increase in freight surcharges due to rising fuel cost or general price increases will have an immediate adverse effect on our margins, unless we are able to pass the increased charges to our reseller and retail customers or renegotiate terms with our OEM suppliers. In addition, in the past, carriers have experienced work stoppages due to labor negotiations with management. An increase in freight or shipping charges, the termination of our arrangements with one or more of these independent shipping companies, the failure or inability of one or more of these independent shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business and operating results.
Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
In both fiscal years 2013 and 2012, approximately 26% of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, Indian Rupee and Philippines Peso, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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
From time to time, we receive notifications alleging infringements of intellectual property rights allegedly held by others relating to our business or the products we sell or assemble for our OEM suppliers and others. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our business. Although we generally have various levels of indemnification protection from our OEM suppliers and design and integration services customers, in many cases any indemnification to which we may be entitled is subject to maximum limits or other restrictions.
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
Our worldwide operations could be subject to natural disasters, adverse weather conditions and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in North America, Central America, Asia and Europe. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. If there are related disruptions in local or international supply chains, we may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer orders in a timely manner, this could harm our operating results. For example, in March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events affected the infrastructure in the country, caused power outages and temporarily disrupted the local and international, supply chains for some vendors. Our facilities in Japan suffered nominal inventory and facility damages. We expect our operations in Japan will continue to be affected by the continuing consequences of such natural disasters. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons, mudslides and floods. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.

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
We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any other foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting accounts receivable generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such accounts receivable may be inadequate. In addition, the revenue derived from our Mexico operation includes various long-term projects with government and other public agencies that involve extended payment terms and could expose us to additional collection risks. Furthermore, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur additional expense and loss.
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

Risks Related to Our Relationship with MiTAC Holdings Corporation
As of November 30, 2013, our executive officers, directors and principal stockholders owned approximately 28% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of November 30, 2013, our executive officers, directors and principal stockholders owned approximately 28% of our outstanding common stock. In particular, MiTAC Holdings and its affiliates owned approximately 26% of our common stock. Until September 2013, MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, was our primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation, or MiTAC Holdings, was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly owned subsidiary of MiTAC Holdings.
MiTAC Holdings' interests and ours may increasingly conflict. For example, until July 2010, we relied on MiTAC Holdings for certain manufacturing and supply services and for relationships with certain key customers. In July 2010, we announced that we had signed a definitive sales agreement to sell certain assets related to our contract assembly business to MiTAC Holdings. The transaction included the sale of inventory and customer contracts, primarily related to customers then being jointly serviced by MiTAC Holdings and us. Also, as part of the transaction, we provided MiTAC Holdings with certain transition services for the business on a fee basis over the next several quarters. Since completion of the transition services, we no longer jointly service any current customers with MiTAC Holdings. In addition, we may not solicit the same contract assembly customers in the future.
There could be potential conflicts of interest between us and MiTAC Holdings and its affiliates, which could impact our business and operating results.
MiTAC Holdings' and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings' affiliates. For fiscal year 2013, Mr. Miau received the same compensation as our independent directors. For fiscal year 2014, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2013, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 13.6% of Synnex Technology International and approximately 8.1% of MiTAC Holdings. As of November 30, 2013, MiTAC Holdings directly and indirectly owned 0.1% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC Holdings. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2013. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 11.4% of our outstanding common stock as of November 30, 2013. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
Risks Related to Our Industry
Volatility in the IT and CE industries could have a material adverse effect on our business and operating results.
We have in the past experienced decreases in demand and we anticipate that the industries we operate in will be subject to a high degree of cyclicality in the future. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity may impact our revenue, as well the salability of inventory and collection of reseller and retail customer accounts receivable.
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
A determination by any of our primary OEMs to consolidate their business with other distributors or integration service providers could negatively affect our business and operating results. In particular, the termination of our contract by HP would have a significant negative effect on our revenue and operating results.
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
We operate in a highly competitive environment, both in the United States and internationally. The IT and CE product and service distribution, BPO and design and integration services industries are characterized by intense competition, based primarily on product and service availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product and service lines, pre-sales and post-sales technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT and CE product and service distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International and its affiliates.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC regulations and New York Stock Exchange, or NYSE, rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, we are incurring additional expenses related to SEC compliance with XBRL-tagged interactive data-files. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2013, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. In the past, however, our internal controls have not eliminated all error. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties
Our principal executive offices are located in Fremont, California, and are owned by us. We operate distribution, integration services, contact center and administrative facilities in different countries.
Our distribution services segment occupies approximately 40 facilities covering approximately 4 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 2 million square feet of property and lease the remainder.
Our GBS segment occupies approximately 35 facilities comprising of service and delivery centers and administrative facilities covering approximately 900 thousand square feet. We own approximately 230 thousand square feet and lease the remainder.
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

Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of November 30, 2013:

Name	Age	Position
Kevin Murai	50	President, Chief Executive Officer and a Director
Peter Larocque	52	President, U.S. Distribution
Dennis Polk	47	Chief Operating Officer and a Director
Marshall Witt	48	Chief Financial Officer
Simon Leung	48	Senior Vice President, General Counsel and Corporate Secretary
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
Marshall Witt is our Chief Financial Officer and has served in this capacity since April 2013. Prior to SYNNEX, Mr. Witt was Senior Vice President of Finance and Controller with FedEx Freight. During his fifteen-year tenure with FedEx Corporation, Mr. Witt held progressive financial and operational roles. Prior to FedEx, he held accounting and finance leadership positions including five years with KPMG LLP as an audit manager for banking and transportation clients. Mr. Witt holds a Bachelor of Business Administration in Finance from Pacific Lutheran University, a Masters in Accounting from Seattle University and is a Certified Public Accountant.
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

	Price Range of Common Stock
	Low	High
Fiscal Year 2013
First Quarter	$32.55	$38.48
Second Quarter	$32.04	$41.22
Third Quarter	$40.15	$52.53
Fourth Quarter	$46.87	$66.80

Fiscal Year 2012
First Quarter	$28.37	$41.82
Second Quarter	$33.18	$44.25
Third Quarter	$31.26	$35.62
Fourth Quarter	$30.70	$35.88

As of January 15, 2014, our common stock was held by 671 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have not declared or paid any cash dividends since our initial public offering. We currently intend to retain future earnings, if any, for use in our operations and the expansion of our business. If we elect to pay cash dividends in the future, payment will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities place restrictions on our ability to pay dividends.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2008, compares our cumulative total stockholder return, the NYSE Composite Index and the Standard Industrial Classification, or SIC, Code Index (SIC Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software) for the period beginning November 30, 2008 through November 30, 2013. The closing price per share of our common stock was $66.16 on November 29, 2013. No cash dividends have been declared on our common stock since the initial public offering. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2008	11/30/2009	11/30/2010	11/30/2011	11/30/2012	11/30/2013
SYNNEX Corporation	$100.00	$270.65	$274.00	$280.59	$315.68	$632.50
NYSE Market Index	$100.00	$130.62	$140.26	$144.92	$164.44	$208.11
Computers & Peripheral Equipment	$100.00	$158.95	$178.55	$166.99	$157.88	$232.16
 Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Item 6.    Selected Consolidated Financial Data
The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and cash flow data presented below for fiscal years 2013, 2012 and 2011 and the consolidated balance sheet data as of November 30, 2013 and 2012 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2010 and 2009 and the Consolidated Balance Sheet data as of November 30, 2011, 2010 and 2009 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 3 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2013	2012	2011	2010	2009
Statements of Operations Data: (in thousands, except per share amounts)
Revenue	$10,845,164	$10,285,507	$10,409,840	$8,614,141	$7,719,197
Cost of revenue	(10,190,194)	(9,628,770)	(9,779,342)	(8,122,525)	(7,296,167)
Gross profit	654,970	656,737	630,498	491,616	423,030
Selling, general and administrative expenses	(414,142)	(401,725)	(374,270)	(292,466)	(273,381)
Income from continuing operations before non-operating items, income taxes, noncontrolling interest	240,828	255,012	256,228	199,150	149,649
Interest expense and finance charges, net	(17,115)	(22,930)	(25,505)	(17,114)	(18,032)
Other income (expense), net	14,339	4,471	(1,005)	1,550	3,036
Income from continuing operations before income taxes and noncontrolling interest	238,052	236,553	229,718	183,586	134,653
Provision for income taxes	(85,730)	(84,050)	(79,165)	(66,910)	(49,028)
Income from continuing operations before noncontrolling interest, net of tax	152,322	152,503	150,553	116,676	85,625
Income from discontinued operations, net of tax	—	—	—	75	5,199
Gain on sale of discontinued operations, net of tax	—	—	—	11,351	—
Net income	152,322	152,503	150,553	128,102	90,824
Net income attributable to noncontrolling interest	(85)	(1,127)	(222)	(154)	(1,157)
Net income attributable to SYNNEX Corporation	$152,237	$151,376	$150,331	$127,948	$89,667
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	152,237	151.376	150,331	116,538	85,758
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	59	3,909
Gain on sale of discontinued operations, net of tax	—	—	—	11,351	—
Net income attributable to SYNNEX Corporation	$152,237	$151,376	$150,331	$127,948	$89,667
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$4.13	$4.14	$4.20	$3.35	$2.62
Discontinued operations	—	—	—	0.33	0.12
Net income per common share - basic	$4.13	$4.14	$4.20	$3.68	$2.74
Diluted:
Income from continuing operations	$3.06	$3.99	$4.08	$3.26	$2.53
Discontinued operations	—	—	—	0.32	0.11
Net income per common share - diluted	$3.06	$3.99	$4.08	$3.58	$2.64

For the fiscal year ended November 30, 2013 the numerator for the computation of Net income per common share-diluted was adjusted for dilutive changes in the estimated value of the conversion premium of our convertible debt from April 2013 through the final settlement dates. The adjustment to the numerator had the effect of reducing our Net income per common share-diluted by $0.97 for the fiscal year ended November 30, 2013. The calculation of earnings per common share attributable to SYNNEX Corporation is presented in Note 13 to the Consolidated Financial Statements.

	As of November 30,
	2013	2012	2011	2010	2009
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$151,622	$163,699	$67,571	$88,038	$37,816
Working capital	1,142,355	1,085,754	1,066,162	895,185	762,305
Total assets	3,325,889	2,963,262	2,833,295	2,499,861	2,099,910
Current borrowings under term loans, lines of credit and convertible debt	252,523	194,134	159,200	245,973	150,740
Long-term borrowings	65,405	81,152	223,822	140,333	136,195
Total equity	$1,411,641	$1,319,355	$1,168,458	$992,827	$838,735

	Fiscal Years Ended November 30,
	2013	2012	2011	2010	2009
Other Data: (in thousands)
Depreciation and amortization from continuing operations	$24,462	$24,630	$24,673	$16,285	$17,803

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Annual Report on Form 10-K or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs and timing of our acquisitions, including our acquisition of the customer care business of International Business Machines Corporation, or IBM, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, our convertible notes, including the settlement of our convertible notes, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, servicing resellers, retailers and original equipment manufacturers, or OEMs, in multiple regions around the world. Our primary business process services are wholesale distribution and business process outsourcing, or BPO. We operate in two segments: distribution services and global business services, or GBS. Our distribution services segment distributes IT systems, peripherals, system components, software, networking equipment, CE, and complementary products and also offers data center server and storage solutions. Within our distribution services segment, we also provide design and integration services. Our GBS segment offers a range of BPO services to customers that include direct sales, technical support, customer care, lead management, renewals management, back office processing and information technology outsourcing, or ITO. Many of these services are delivered and supported on the proprietary software platforms we have developed to provide additional value to our customers.
We combine our core strengths in distribution with our BPO services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of November 30, 2013, we had over 14,500 full-time and temporary employees worldwide. From a geographic perspective, approximately 88%, of our total revenue was from North America for the fiscal year 2013, and 87% for both the fiscal years 2012 and 2011.
In our distribution services segment, we purchase peripherals, IT systems, system components, software, networking equipment, including CE and complementary products from our primary suppliers such as Hewlett-Packard Company, or HP, Asus Tek Computer Inc., Beats Electronics LLC, Lenovo, Panasonic Corporation and Seagate Technologies LLC, and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In our distribution business, we provide comprehensive IT solutions in key vertical markets such as government and healthcare and we also provide specialized service offerings that increase efficiencies in areas like print management, renewals, networking and other services. Additionally, within our distribution services segment, we provide our customers with data center servers and storage solutions built specific to our customers' datacenter environments. In our GBS segment, our customers are primarily manufacturers of IT hardware and CE devices, developers of software, cloud service providers, and broadcast and social media.

Revenue and Cost of Revenue
We derive our revenue primarily through the distribution of peripherals, IT systems, system components, software, networking equipment and CE products. We also provide design and integration and BPO services. For products, we recognize revenue generally as products are shipped, if a purchase order exists, the sales price is fixed or determinable, collection of the resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. shipping point. Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. We review and adjust these provisions periodically. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. We provide our BPO services in our GBS segment to customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. Our agreements are usually short-term in nature, subject to early termination by our customers or us for any reason, typically with 30 to 90 days notice. Revenue is recognized as services are performed and if collection is reasonably assured. We recognize revenue on a net basis on certain contracts, including service contracts, post-contract software support services and extended warranty contracts, where we are not the primary obligor, by recognizing the margin earned in revenue without any associated cost of revenue.
In fiscal years 2013, 2012 and 2011, no customer accounted for 10% or more of our total revenue. Approximately 31%, 36%, and 35% of our total revenue in fiscal years 2013, 2012, and 2011, respectively, were derived from the sale of HP products and services.
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
A significant portion of our cost of revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any incentives, rebates and purchase discounts received from our OEM suppliers. Cost of product distribution revenue also consists of provisions for inventory losses and write-downs, freight expenses associated with the receipt in and shipment out of our inventory, and royalties due to OEM vendors. In addition, cost of revenue includes the cost of materials, labor and overhead for our design and integration and BPO services.
Margins
The distribution and design and integration services industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated annually due to changes in the mix of products and services we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality and replacement of less profitable business with investments in higher margin, more profitable lines, lower costs associated with increased efficiencies and inventory obsolescence. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin has also fluctuated annually, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our distribution, design and integration and BPO revenue, and the timing of our acquisitions and investments.
Economic and Industry Trends
Our revenue is highly dependent on the end-market demand for IT and CE products. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE distribution industry and increased price-based competition. The GBS industry is also extremely competitive. The customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. While we are susceptible to economic trends in the global economy, our distribution business is largely concentrated in the United States, Canada and Japan, so we will be most directly impacted by economic strength or weakness in these geographies. During the fiscal years 2013, 2012 and 2011, the economic environment was stable and grew modestly.

Seasonality
Our operating results are affected by the seasonality of the IT and CE products industries. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.
Deferred Compensation Plan
We have a deferred compensation plan for a limited number of our directors and retired employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on uninvested amounts. Interest expense on the deferred amounts is classified in selling, general and administrative expenses on our Consolidated Statements of Operations. The participant may designate one or more investments as the measure of investment return on the participant’s account. The equity securities are either classified as trading securities or cost-method securities. Generally, the gains (losses) on the deferred compensation securities are recorded in other income (expense), net and an equal amount is charged (or credited if losses) to selling, general and administrative expenses relating to compensation amounts which are payable to the plan participants. For the deferred compensation investments, we recorded a gain of $1.9 million, a gain of $2.6 million and a loss of $1.1 million, in fiscal years 2013, 2012 and 2011, respectively.
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
Revenue Recognition. We generally recognize revenue on the sale of hardware and software products when they are shipped and on services when they are performed, if a purchase order exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by us. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. We recognize revenue on a net basis on certain contracts, including service contracts, post-contract software support services and extended warranty contracts, where we are not the primary obligor, by recognizing the margin earned in revenue without any associated cost of revenue.
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
Revenue derived from our Mexico operation includes projects with the Mexican government and other public agencies that are long-term in nature. Under the agreements, we sell computers and equipment to contractors that provide services to the Mexican government. We also sell computers, equipment and services directly to the Mexican government. The payments are due on a monthly basis and contingent upon the satisfactory performance of certain services, fulfillment of certain obligations and meeting certain conditions. We recognize revenue and cost of revenue on a straight-line basis over the term of the contract as the contingencies are satisfied and payments become due.
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
OEM Supplier Programs. We receive funds from OEM suppliers for inventory price protection, product rebates, marketing and infrastructure reimbursement, and various other promotion programs. Product incentives and rebates are recorded as a reduction of cost of revenue. Marketing, infrastructure and promotion programs are recorded, net of direct costs, in selling, general and administrative expenses. Any excess funds associated with these programs are recorded as a reduction to cost of revenue. We accrue incentives and rebates based on the terms of the program and sales of qualifying products. Some of these programs may extend over one or more quarterly reporting periods. Certain OEM supplier agreements provide a right for the suppliers to audit program claims on a periodic basis. Amounts received or receivable from OEM suppliers that are not yet earned are deferred on our balance sheet. Actual incentives and rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. In addition, OEM suppliers may seek to change the terms of some or all of these programs or cease them altogether. Any such change could lower our gross margins on products we sell or revenue earned. We also provide reserves for receivables on OEM supplier programs for estimated losses resulting from OEM suppliers’ inability to pay or rejections of such claims by OEM suppliers.
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
Goodwill is tested for impairment annually in the fourth quarter. For the purpose of the goodwill analysis, we have 2 reporting units, the distribution services reporting unit and the GBS reporting unit. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that were considered in the qualitative analysis included the macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows, and other relevant entity-specific events and information.
If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies, recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The annual goodwill impairment analysis did not result in an impairment charge for fiscal years 2013, 2012 and 2011.
Long-lived assets. We review the recoverability of our long-lived assets, such as intangible assets, property and equipment and certain other assets, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.
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
Earnings per common share. Earnings per common share-basic is computed by dividing the net income attributable to us for the period by the basic weighted-average number of outstanding common shares. Earnings per common share-diluted is computed by adding the dilutive effect of in-the-money employee stock options, restricted stock awards, restricted stock units and similar equity instruments granted by us to the basic weighted-average number of outstanding common shares. We use the treasury stock method, under which, the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that we have not yet recognized and the amount of tax benefits that would be recorded in Additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
It was our intent to settle the principal amount of our 4.0% Convertible Senior Notes due 2018, or Convertible Senior Notes, in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. In April 2013, we decided to settle the payment of the conversion premium in cash as discussed in Note 12 — Convertible Debt. Through April 2013, we accounted for the conversion premium using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. From April 2013, the numerator for the computation of earnings per common share-diluted was adjusted for the changes in the estimated value of the conversion premium until the final settlement date.
Recent Acquisitions
We seek to augment our services offering expansion with strategic acquisitions of businesses and assets that complement and expand our global BPO capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. Our historical acquisitions have brought us new reseller and retail customers, OEM suppliers and product lines, have extended the geographic reach of our operations, particularly in targeted markets, and have diversified and expanded the services we provide to our OEM suppliers and customers. We account for acquisitions using the purchase method of accounting and include acquired entities within our Consolidated Financial Statements from the closing date of the acquisition.
IBM Customer Care Business acquisition
In September 2013, we announced that we entered into a Master Asset Purchase Agreement with IBM, pursuant to which we will acquire IBM’s customer care business, or the Assets, for an aggregate purchase price of $505.0 million, subject to post-closing adjustments. A portion of the purchase price will be paid in shares of our common stock up to the lesser of $75.0 million or 5% of the outstanding shares of our common stock and the remainder will be paid in cash. If a portion of the Assets are not transferred at the initial closing, IBM will operate the Assets for our benefit, pending one or more subsequent closings, which are to occur no later June 30, 2015. In connection with the acquisition, we intend to offer employment to approximately 35,000 employees in locations around the world, including the United States, India, Philippines, China, Japan and the United Kingdom.
We anticipate the initial closing to occur in the first calendar quarter of 2014. Completion of the acquisition is subject to customary closing conditions, including, but not limited to, expiration or termination of the applicable waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals.
Acquisitions during fiscal year 2013
In April 2013, we acquired substantially all of the assets of Supercom Canada Limited, or Supercom Canada, a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD37.6 million, or US$36.7 million, in cash, including approximately CAD4.5 million, or US$4.3 million, in deferred payments, subject to certain post-closing conditions, payable within 18 months. Subsequent to the acquisition, we repaid debt and working capital lines in the amount of US$53.7 million. Based on the preliminary purchase price allocation, we recorded net tangible assets of US$26.9 million, goodwill of US$5.4 million and intangible assets of US$4.4 million in relation to this acquisition. The acquisition is integrated into the distribution services segment and has expanded our existing product and service offerings in Canada.
Acquisitions and divestitures during fiscal year 2012
In fiscal year 2012, we purchased shares of our subsidiary SYNNEX Infotec Corporation, or Infotec Japan, which were held by the noncontrolling interest SB Pacific Corporation Limited, or SB Pacific, for $17.5 million, of which $11.4 million was paid during the fiscal year 2013. The transaction increased our ownership interest in Infotec Japan from 70.0% to 99.8%.

In fiscal year 2012, we also sold our 33.3% noncontrolling interest in SB Pacific, our equity-method investee at that time, back to SB Pacific. During the fiscal year 2013, we received the final payment of $4.2 million of the sale price.
In fiscal year 2012, we acquired a business in the GBS segment for a purchase price of $6.2 million with $1.2 million payable upon the completion of certain post-closing procedures and $1.3 million contingent consideration payable upon the achievement of certain target earnings. We recorded goodwill of $6.2 million in relation to this acquisition.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Fiscal Years Ended November 30,
	2013	2012	2011
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(93.96)	(93.61)	(93.94)
Gross profit	6.04	6.39	6.06
Selling, general and administrative expenses	(3.82)	(3.91)	(3.60)
Income before non-operating items, income taxes and noncontrolling interest	2.22	2.48	2.46
Interest expense and finance charges, net	(0.16)	(0.22)	(0.25)
Other income (expense), net	0.13	0.04	(0.01)
Income before income taxes and noncontrolling interest	2.19	2.30	2.20
Provision for income taxes	(0.79)	(0.82)	(0.76)
Net income	1.40	1.48	1.44
Net income attributable to noncontrolling interest	(0.00)	(0.01)	(0.00)
Net income attributable to SYNNEX Corporation	1.40%	1.47%	1.44%
Fiscal Years Ended November 30, 2013, 2012 and 2011
Revenue

	Fiscal Years Ended November 30,			Percent Change
	2013	2012	2011	2013 to 2012	2012 to 2011
		(in thousands)
Revenue	$10,845,164	$10,285,507	$10,409,840	5.4%	(1.2)%
Distribution Revenue	10,655,453	10,121,271	10,275,295	5.3%	(1.5)%
GBS Revenue	223,600	197,391	163,376	13.3%	20.8%
Inter-Segment Elimination	(33,889)	(33,155)	(28,831)	2.2%	15.0%
In our distribution business, we sell in excess of 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our GBS segment relates to BPO services such as direct sales, technical support, customer care, lead management, renewals management, back office processing and information technology outsourcing, or ITO. The inter-segment elimination relates to the inter-segment, back office support services provided by our GBS segment to our distribution services segment. Third-party GBS revenue can be derived by netting the inter-segment eliminations into GBS revenue. The GBS programs and customer service requirements change frequently from one period to the next and are often not comparable.
Revenue in our distribution services segment increased in fiscal year 2013 from fiscal year 2012 due to strong sales growth in U.S. and Japan and the April 2013 acquisition of Supercom Canada. Our revenue in all geographies benefitted from our expanded product and vendor lines. In comparison to the prior year period, our revenue in fiscal year 2013 was negatively impacted by 2.6% for the translation impact of foreign exchange rates, primarily from the weakening of the Japanese yen.
By product category, our sales of peripherals, networking, system components and IT systems were higher by 15%, 9%, 2% and 2%, respectively, in comparison to the prior fiscal year. The increase in the sale of peripheral and networking categories was due to higher sales of audio products and networking hardware devices, including the expansion of our line card. Revenue growth was partially offset by 15% lower software sales which was due to the strategic decision to consolidate less profitable products and lower gaming software sales. All product categories were negatively impacted by the translation impact of foreign exchange rates, primarily due to the weakening Japanese yen.
Our revenue from the distribution services segment in fiscal year 2012 decreased from fiscal year 2011 primarily due to the effects of transitioning a certain customer contract from a traditional full service distribution relationship to a fee-for-service basis starting in the fourth quarter of fiscal year 2011. The impact of this change resulted in approximately 4% lower revenue recorded during fiscal year 2012. In comparison to fiscal year 2011, our sales of systems components increased by 7%, our sales of IT systems remained relatively consistent and our sales of software, networking equipment and peripherals decreased by 14%, 4% and 3%, respectively. The decrease in our software sales compared to the prior year is primarily due to lower sales from gaming software.
Overall, the demand for IT products continued to be stable in the U.S. and Japanese markets and improving in Canada.
Our revenue in our GBS segment in fiscal year 2013 increased 13.3% from fiscal year 2012, benefiting from new customer contracts and expanded business volumes from certain continuing customers. Approximately 70% of the increase in revenue in our GBS segment in fiscal year 2012 as compared to fiscal year 2011, was due to revenue generated from acquisitions that occurred in the fourth quarter of fiscal year 2011. In addition, we generated revenue from new customer accounts and increased revenue from our existing customer base.
Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2013	2012	2011	2013 to 2012	2012 to 2011
		(in thousands)
Gross Profit	$654,970	$656,737	$630,498	(0.3)%	4.2%
Percentage of Revenue	6.04	6.39%	6.06%
Our gross profit is affected by a variety of factors, including competition, average selling prices, the variety and mix of products and services we sell, our customers, our sources of revenue by segments, rebate and discount programs from our suppliers, freight costs, reserves for inventory losses, acquisitions and divestitures of business units and fluctuations in revenue.
Our gross margin in the fiscal year 2013 was 35 basis points lower than fiscal year 2012. The decrease in the gross margin percentage in fiscal year 2013 from the prior year was due to changes in our product and business mix, partly offset by the reduction in certain reserve requirements related to vendor programs. The prior fiscal year also benefitted by approximately 15 basis points from the shortage of hard disk drives, primarily in the first quarter of fiscal year 2012.
Our gross margin for fiscal year 2012 increased by 33 basis points over fiscal year 2011. Our fiscal year 2012 gross margin was favorably impacted by 25 basis points by the effects of transitioning certain customer revenue to a fee-for-service basis. Margin also benefited from lower reserve requirements and more favorable vendor incentive rebates as compared to the prior year period. Our margin was also favorably impacted by supply-demand constraints of hard disk drives in the first quarter of fiscal year 2012.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2013	2012	2011	2013 to 2012	2012 to 2011
	(in thousands)
Selling, General and Administrative Expenses	$414,142	$401,725	$374,270	3.1%	7.3%
Percentage of Revenue	3.82%	3.91%	3.60%

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
The increase in our selling, general and administrative expenses in the fiscal year 2013 compared to fiscal year 2012, was primarily due to $18.2 million in higher personnel costs and general overhead expenses as the result of our April 2013 acquisition of Supercom Canada in our distribution segment and to support the growth in our GBS segment. In addition, we incurred $7.5 million acquisition and integration expenses in fiscal year 2013. These acquisition expenses were primarily related to our anticipated acquisition of the IBM customer care business, which is expected to close in the first calendar quarter of 2014. These higher expenses were offset in part by a $12.2 million decrease as a result of fluctuations in foreign exchange rates, primarily due to the weakening of the Japanese yen.
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
Income before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Fiscal Years Ended November 30,			Percent Change
	2013	2012	2011	2013 to 2012	2012 to 2011
		(in thousands)
Income before non-operating items, income taxes and noncontrolling interest	$240,828	$255,012	$256,228	(5.6)%	(0.5)%
Percentage of Total Revenue	2.22%	2.48%	2.46%
Distribution income before non-operating items, income taxes and noncontrolling interest	233,043	241,817	237,322	(3.6)%	1.9%
Percentage of Distribution Revenue	2.19%	2.39%	2.31%
GBS income before non-operating items, income taxes and noncontrolling interest	7,960	13,483	18,906	(41.0)%	(28.7)%
Percentage of GBS Revenue	3.56%	6.83%	11.57%
Inter-Segment Elimination	(175)	(288)	—	39.2%	—
Our income before non-operating items, income taxes and noncontrolling interest as a percentage of revenue was 2.22% in fiscal year 2013 compared to 2.48% in fiscal year 2012. The decrease in our operating margins was due to lower gross margins compared to the prior year. In our distribution services segment, our operating margins in fiscal year 2012 were favorably impacted by the supply-demand constraints of hard disk drives, primarily in the first quarter of fiscal year 2012. Our operating margins in our GBS segment in fiscal year 2013 was 3.56% compared to 6.83% in the prior fiscal year 2012. The current year operating margins were affected by $8.4 million acquisition and integration expenses. The acquisition and integration expenses relate primarily to our anticipated acquisition of the IBM customer care business, which is expected to close in the first calendar quarter of 2014. The operating margins in the GBS segment were also affected by the investment of personnel in preparation for our recent business contract wins.
Our income before non-operating items, income taxes and noncontrolling interest as a percentage of revenue was 2.48% in fiscal year 2012 compared to 2.46% in fiscal year 2011. In our distribution services segment, our operating margins were favorably impacted by the effects of transitioning of certain distribution customer revenue to a fee-for-service basis beginning from the fourth quarter of fiscal year 2011 and by the supply-demand constraints of hard disk drives primarily in the first quarter of fiscal year 2012. These benefits from our higher gross margins were partially offset by higher selling, general and administrative expenses. Our operating margins in our GBS segment in fiscal year 2012 were lower than the prior fiscal year 2011 primarily due to the prior year results benefiting from a $5.4 million change in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in this segment.

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2013	2012	2011	2013 to 2012	2012 to 2011
		(in thousands)
Interest expense and finance charges, net	$17,115	$22,930	$25,505	(25.4)%	(10.1)%
Percentage of revenue	0.16%	0.22%	0.25%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements, non-cash interest expense on our Convertible Senior Notes and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our multi-year contracts in our Mexico operation.
The decrease in our interest expense and finance charges, net in fiscal year 2013 as compared to fiscal year 2012 was primarily due to lower interest expense on our Convertible Senior Notes which were called in May 2013. The cash and non-cash interest expenses on the Convertible Senior Notes in fiscal year 2013 were lower by $3.5 million and $3.0 million, respectively, compared to the fiscal year 2012. Interest expense in fiscal year 2013 also benefitted from changes in the foreign currency translation rates and lower interest rates during the year, partially offset by higher flooring fees and lower interest income from our Mexico contracts.
Interest expense and finance charges, net were lower in fiscal year 2012 as compared to the fiscal year 2011 because of lower levels of borrowings and lower interest rates. In addition, the interest income from our Mexico contracts was higher in fiscal year 2012 compared to the prior year.
Other Income (Expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2013	2012	2011	2013 to 2012	2012 to 2011
		(in thousands)
Other income (expense), net	$14,339	$4,471	$(1,005)	220.7%	544.9%
Percentage of revenue	0.13%	0.04%	(0.01)%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The increase in other income in fiscal year 2013 as compared to fiscal year 2012 was primarily due to $12.3 million received from a class action legal settlement, partially offset by lower earnings on our deferred compensation investments. In addition the prior fiscal year benefitted by $1.3 million gain from the sale of our investment in SB Pacific.
Other income increased in fiscal year 2012 as compared to fiscal year 2011 primarily due to $3.4 million higher gains from our deferred compensation investments and the $1.3 million gain from the sale of our investment in SB Pacific.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate in fiscal year 2013 was 36.0% as compared to 35.5% and 34.5% in fiscal years 2012 and 2011, respectively. The increase in our effective tax rate in fiscal year 2013, as compared to the prior year, was due to the increase in profits earned in higher tax jurisdictions.
Our effective tax rate in fiscal year 2012 was higher than the prior fiscal year 2011. In fiscal year 2011 we recognized a $5.4 million benefit for changes in the fair value of certain contingent consideration liabilities pertaining to the acquisitions in our GBS segment, which was not subject to income tax. The fiscal year 2011 effective tax rate was also lower due to the benefit of certain state tax credits and the release of tax reserves due to the expiration of the statute of limitations.
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

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The noncontrolling interest in fiscal years 2012 and 2011 primarily represents SB Pacific’s 30.0% ownership of Infotec Japan. This noncontrolling interest has been reflected in the results of our distribution services segment. As of November 30, 2012, we had purchased all the shares of Infotec Japan held by SB Pacific. The change in the net income attributable to noncontrolling interests in the fiscal year 2013 as compared to the fiscal year 2012 is due to our purchase of SB Pacific’s 30.0% ownership of Infotec Japan during fiscal year 2012.

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
Net cash provided by operating activities was $35.7 million in fiscal year 2013, primarily generated from our net income of $152.3 million, adjustments for non-cash items of $37.8 million and $186.2 million higher accounts payable balances, partially offset by $187.5 million higher accounts receivable balances and $155.2 million higher inventory balances. The increases in our working capital balances were primarily the result of our higher business volumes. The adjustments for non-cash items primarily consist of $24.5 million of depreciation and amortization expense, $9.2 million in share-based compensation expense, $2.3 million accretion of discount on our Convertible Senior Notes and $3.0 million provision for doubtful accounts.
Net cash provided by operating activities was $242.8 million in fiscal year 2012, primarily generated from our net income of $152.5 million, adjustments for non-cash items of $34.2 million. Our cash provided by operating activities benefited from higher accounts payable balances of $108.3 million and lower inventory balances of $49.5 million. These benefits were offset in part by higher accounts receivable balances of $113.0 million. The adjustments for non-cash items primarily consist of $24.6 million of depreciation and amortization expense, $8.4 million in share-based compensation expense, $5.3 million accretion of discount on our Convertible Senior Notes, offset by $1.7 million benefit from doubtful accounts.
Net cash provided by operating activities in fiscal year 2011 was $219.2 million, primarily consisting of our net income of $150.6 million, adjustments for non-cash items of $46.1 million. Our net cash provided by operating activities in fiscal year 2011 benefited from improvements in our cash conversion cycle resulting in $29.5 million lower accounts receivable and $28.2 million lower inventory balances. These benefits were offset by $49.4 million lower accounts payable due to timing of payments to our vendors. The adjustments for non-cash items primarily consist of $24.7 million of depreciation and amortization expense, $8.0 million in share-based compensation expense, $4.9 million accretion of discount on our Convertible Senior Notes, offset by $8.5 million provision for doubtful accounts.
Net cash used in investing activities in fiscal year 2013 was $43.8 million, primarily due to our investment in capital expenditures of $29.0 million and cash paid for acquisitions of $27.1 million. Our capital expenditures included the purchase of a building in Fremont, California for $7.8 million and other investments to support our growth and enhance productivity. Cash paid for acquisitions primarily consisted of $25.7 million paid toward the acquisition of Supercom Canada, net of cash received. These outflows were offset by $4.2 million received from the sale of our equity-method investee SB Pacific Limited in fiscal year 2012, proceeds of $3.1 million from the sale of our deferred compensation investments, net of purchases and a reduction of $5.1 million in our restricted cash balances due to the completion of our obligations to third party contractors under our long-term projects in Mexico.
Net cash used in investing activities in fiscal year 2012 was $9.6 million, primarily due to investments in capital expenditure of $14.5 million. Our capital expenditure consisted of our investment in the purchase of equipment and leasehold improvements during the year to support our growth. In addition. cash paid for acquisitions was $1.6 million and loans given to third parties, net of collections were $1.1 million. These outflows were offset by $3.5 million realized from divesting our 33.3% ownership in SB Pacific, net proceeds of $2.2 million from trading activities in our deferred compensation investments and $2.2 million reduction in our restricted cash balances, due to the timing of our lockbox collections under our borrowing arrangements.
Net cash used in investing activities in fiscal year 2011 was $126.4 million primarily due to cash used for acquisitions, capital expenditures, increase in restricted cash balances and the investment in term deposits. The cash used for acquisition included $57.3 million, net of cash acquired, used for our acquisitions of Encover, Inc., e4e, gem and VisionMAX in our GBS segment and $4.5 million, net of cash acquired, used for the acquisition of Infotec Japan in our distribution services segment, offset by $1.5 million collected from the sellers of our 2010 acquisition of Jack of All Games upon the final settlement of the purchase price. We also collected $1.0 million on our sale of certain contract manufacturing business related assets in the fiscal year 2010 to MiTAC International. Our capital expenditures during the period were $40.2 million, of which $15.4 million was used for the purchase of a distribution and logistics facility in Illinois and the remainder in equipment and infrastructure investments. In addition, we invested $4.8 million in SB Pacific, our equity-method investee at the time. Our restricted cash increased by $14.0 million primarily due to the timing of lockbox collections under our borrowing arrangements. Our investment in term deposits with a maturity period of over three months, net of the proceeds from maturity deposits was $6.8 million.
Net cash used in financing activities in fiscal year 2013 was $8.4 million, consisting primarily of $218.9 million paid for the settlement of the Convertible Senior Notes. In addition, we paid $11.4 million for the fiscal year 2012 purchase of shares of our subsidiary Infotec Japan from the noncontrolling interest. Cash used for the repurchase of treasury stock was $1.9 million. These payments were partially offset by $153.2 million net receipts from our revolving lines of credit and term loans, a $60.5 million higher book overdraft, $5.4 million excess tax benefit from share based compensation and $4.6 million proceeds from the issue of common stock upon the exercise of employee stock awards, net of taxes paid.
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
Net cash used in financing activities in fiscal year 2011 was $114.4 million, consisting primarily of $139.8 million net payments on our securitization arrangements and our revolving lines of credit, offset by debt refinancing of Infotec Japan with a new credit facility. The book overdraft was higher by $13.6 million. In addition, the capital contribution related to SB Pacific was $6.4 million and financing from the exercise of employee stock awards was $6.3 million during the year, offset by taxes paid for net share settlement of equity awards of $4.7 million. Cash used for the repurchase of treasury stock was $1.7 million.
We believe our current cash balances and credit availability are sufficient to support our operating activities and our anticipated acquisition of the IBM customer care business.
Capital Resources
Our cash and cash equivalents totaled $151.6 million and $163.7 million as of November 30, 2013 and 2012, respectively. Of our total cash and cash equivalents the cash held by our foreign subsidiaries was $142.5 million and $92.8 million as of November 30, 2013 and 2012, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
As of November 30, 2013, there were approximately $262.9 million of cumulative undistributed earnings of foreign subsidiaries. Repatriation of the undistributed earnings would be subject to United States federal income taxes, less applicable foreign taxes. Also, repatriation of some foreign balances is restricted by local laws. We have not provided for U.S. federal income tax or foreign withholding taxes on foreign subsidiaries' undistributed earnings as currently we have no plan to repatriate those earnings back to the United States. Further, it is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries. However, if in the future we repatriate the undistributed earnings of foreign subsidiaries to the United States in the form of dividend or otherwise, we will include the impact of U.S. taxes as well as local taxes and withholding taxes in the provision for income taxes and also in the deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.
Based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements, we believe we will have sufficient resources to meet our present and future working capital requirements, including the financing that will be required for the acquisition of the IBM customer care business, for the next twelve months.
Our accounts receivable securitization program and our U.S credit facility agreement are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. Until September 2013, our subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $400.0 million in U.S. trade accounts receivable, or the U.S. Receivables. In September 2013, we amended the U.S Arrangement to increase the commitment of the lenders to $500.0 million. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million to a maximum commitment of $600.0 million. The maturity date of the U.S. Arrangement is October 2015. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, rate, plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of November 30, 2013, there was $144.0 million of borrowing outstanding under the U.S. Arrangement. As of November 30, 2012, there was no balance outstanding under the U.S. Arrangement.
Under the terms of the U.S. Arrangement, we sell, on a revolving basis, U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables acquired by our subsidiary as security. Any borrowings under the U.S. Arrangement are recorded as debt on our Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in our cost of borrowing or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer us an alternate rate. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.
In November 2013, we entered into a senior secured credit agreement, or the U.S. Credit Agreement, which is comprised of $275.0 million in a revolving credit facility and a term loan in an aggregate principal amount not to exceed $225.0 million. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125.0 million. The U.S. Credit Agreement matures in November 2018. Interest on borrowings under the U.S. Credit Agreement can be based on the LIBOR, or a base rate, at our option. Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin which may range from 1.75% to 2.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR rate loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) the LIBOR rate plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. When drawn, the outstanding principal amount of the term loan will be repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. There were no borrowings outstanding under this credit arrangement as of November 30, 2013.
We had a senior secured revolving line of credit arrangement, or the Revolver, with a financial institution which provided a maximum commitment of $100.0 million, which was terminated in November 2013. Interest on borrowings under this Revolver was based on a base rate or LIBOR rate, at our option. The margin on LIBOR rate borrowing was determined in accordance with our fixed charge coverage ratio and was 1.50% per annum. The margin on base rate borrowings was based on the financial institution's prime rate. The Revolver also contained an unused line fee of 0.30% per annum. The Revolver was secured by our inventory and other assets. There were no borrowings outstanding under the Revolver as of November 30, 2012.
SYNNEX Canada has a revolving line of credit arrangement, or the Canadian Revolving Arrangement, with a financial institution for a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of November 30, 2013, there were no letters of credit outstanding. As of November 30, 2012, outstanding standby letters of credit totaled $3.4 million. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The Canadian Revolving Arrangement expires in May 2017. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate, or CDOR, (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%). The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. There were no borrowings outstanding under the Canadian Revolving Arrangement as of both November 30, 2013 and 2012.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of November 30, 2013 and 2012 was $7.4 million and $8.6 million, respectively.
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. The credit agreement was refinanced in December 2012, to increase the short-term revolving credit facility to JPY8.0 billion from JPY4.0 billion. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin that was 1.90% per annum, however, in December 2013, we amended this credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.5% per annum, however, in December 2013, we amended this credit agreement to lower this fee to 0.1% per annum. As of November 30, 2013 and 2012, the balance outstanding under the credit facility was $136.7 million and $111.5 million, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. We have issued a guarantee to cover up to 110% of the outstanding principal amount obligations of Infotec Japan to the lenders. This credit facility expires in December 2016.
In September 2013, Infotec Japan established a short-term revolving credit facility of JPY2.0 billion with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of November 30, 2013, the balance outstanding under this credit facility was $19.5 million.
Infotec Japan has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility was renewed for one year in March 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.60% per annum. As of November 30, 2013 and 2012, the balances outstanding under these lines were $9.8 million and $12.1 million, respectively.
In addition, as of November 30, 2012, Infotec Japan had a term loan with a financial institution with a balance of $0.4 million, which was repaid in December 2012 and bore a fixed interest rate of 1.50%.
As of November 30, 2013 and 2012, we also had $0.5 million and $1.1 million, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Covenants Compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the Infotec Japan credit facility, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into certain types of burdensome contracts, transfer and sell assets and merge or consolidate. As of November 30, 2013, we were in compliance with all material covenants for the above arrangements.
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
Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $3.0 million during the fiscal year ended November 30, 2013, and $6.5 million for both the fiscal year ended November 30, 2012 and 2011. Based on an effective rate of 8.0%, we recorded non-cash interest expenses of $2.3 million, $5.3 million, and $4.9 million during the fiscal year ended November 30, 2013, 2012 and 2011, respectively. As of November 30, 2012, the carrying value of the Convertible Senior Notes, net of unamortized debt discount of $2.3 million, was $141.4 million.
Contractual Obligations
Future principal payments due after November 30, 2013 under the above loans, capital leases and operating lease arrangements are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$317,509	$252,231	$1,556	$60,307	$3,415
Interest on debt	7,371	3,294	2,996	754	327
Non-cancellable capital leases	419	292	127	—	—
Non-cancellable operating leases	91,210	23,826	36,364	18,826	12,194
Total	$416,509	$279,643	$41,043	$79,887	$15,936

We have issued guarantees to certain vendors and lenders of our subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, we as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of November 30, 2013 and 2012 was $364.7 million and $264.2 million, respectively. We are obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
As of November 30, 2013, we have established a reserve of $24.4 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.
Related Party Transactions
We had a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became our primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation, or MiTAC Holdings, was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly owned subsidiary of MiTAC Holdings. As of November 30, 2013 and 2012, MiTAC Holdings and its affiliates beneficially owned approximately 26% and 27%, respectively, of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of November 30, 2013
(shares in thousands)
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 594 thousand shares (of which 534 thousand shares are directly held and 60 thousand shares are subject to exercisable options) held by Matthew Miau.

(2)
Synnex Technology International Corp., or Synnex Technology International, is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.6% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any of our mergers or acquisitions. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
We purchased inventories from MiTAC Holdings, MiTAC International and their affiliates totaling $31.4 million, $15.3 million and $12.3 million during fiscal years 2013, 2012 and 2011, respectively. Our sales to MiTAC Holdings, MiTAC International and their affiliates during fiscal years 2013, 2012 and 2011 totaled $4.4 million, $2.7 million and $4.2 million, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings and MiTAC International amounting to $3.1 million, $3.7 million and $6.7 million during the fiscal year ended November 30, 2013, 2012 and 2011, respectively.
Our business relationship with MiTAC Holdings and its affiliates has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. We negotiated manufacturing, pricing and other material terms on a case-by-case basis with MiTAC International and our design and integration customers for a given project. While MiTAC Holdings is a related party and a controlling stockholder, we believe that the significant terms under our arrangements with MiTAC Holdings, including pricing, will not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our potential competitor. Neither MiTAC International nor Synnex Technology International is restricted from competing with us.
Others
During fiscal year 2012, we sold our 33.3% noncontrolling ownership interest in SB Pacific, which was recorded as an equity-related investment, back to SB Pacific. In fiscal year 2012, a gain of $1.3 million was recognized in Other income (expense), net on this transaction representing the difference between the sale proceeds and the carrying value of the investment. We were not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific was Robert Huang, who is our founder and former Chairman. We regarded SB Pacific to be a variable interest entity.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are British Pound, Canadian Dollar, Chinese Renminbi, Euro, Indian Rupee, Japanese Yen, Mexican Peso, and Philippine Peso. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes.
The following table presents the hypothetical changes in fair values of our outstanding derivative instruments as of November 30, 2013 and 2012, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2013	$(17,062)	$(9,961)	$(3,608)	$2,110	$7,283	$11,986	$16,280
Forward contracts at November 30, 2012	$(17,487)	$(10,526)	$(4,296)	$1,313	$6,391	$11,009	$15,227
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

The following tables present the hypothetical interest expense related to our outstanding borrowings with variable interest rates for the years ended November 30, 2013 and 2012, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$3,020	$3,035	$3,049	$3,063	$3,077	$3,091	$3,106
SYNNEX Canada	—	—	—	—	—	—	—
Infotec Japan	3,183	3,242	3,259	3,224	3,291	3,308	3,324
Total for the year ended November 30, 2013	$6,203	$6,277	$6,308	$6,287	$6,368	$6,399	$6,430

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$—	$—	$—	$—	$—	$—	$—
SYNNEX Canada	—	—	—	—	—	—	—
Infotec Japan	2,603	2,756	2,909	3,062	3,191	3,320	3,449
Total for the year ended November 30, 2012	$2,603	$2,756	$2,909	$3,062	$3,191	$3,320	$3,449
As of November 30, 2013, there were no borrowings outstanding with variable interest rate in Canada. As of November 30, 2012, there were no borrowings outstanding with variable interest rates in the United States and Canada.
 Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2013 and 2012 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concludes that, as of November 30, 2013, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SYNNEX Corporation:

We have audited the accompanying consolidated balance sheets of SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years ended November 30, 2013 and 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SYNNEX Corporation and subsidiaries as of November 30, 2013 and 2012, and the results of their operations and their cash flows for the years ended November 30, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SYNNEX Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
January 27, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SYNNEX Corporation:

In our opinion, the consolidated statements of operations, comprehensive income, stockholders equity and cash flows for the year ended November 30, 2011 present fairly, in all material respects, the results of operations and cash flows of SYNNEX Corporation and its subsidiaries for the year ended November 30, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended November 30, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
January 27, 2012

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)

	November 30, 2013	November 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$151,622	$163,699
Short-term investments	15,134	15,933
Accounts receivable, net	1,593,191	1,401,087
Receivable from affiliates	146	285
Inventories	1,095,107	923,340
Current deferred tax assets	22,031	23,390
Other current assets	54,502	52,727
Total current assets	2,931,733	2,580,461
Property and equipment, net	133,249	122,923
Goodwill	188,535	189,088
Intangible assets, net	23,772	29,049
Deferred tax assets	7,867	619
Other assets	40,733	41,122
Total assets	$3,325,889	$2,963,262
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$252,523	$52,698
Convertible debt	—	141,436
Accounts payable	1,350,040	1,110,607
Payable to affiliates	3,861	1,226
Accrued liabilities	181,325	181,270
Income taxes payable	1,629	7,470
Total current liabilities	1,789,378	1,494,707
Long-term borrowings	65,405	81,152
Long-term liabilities	56,418	58,783
Deferred tax liabilities	3,047	9,265
Total liabilities	1,914,248	1,643,907
Commitments and contingencies (Note 19)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 38,052 and 37,348 shares issued as of November 30, 2013 and 2012, respectively	38	37
Additional paid-in capital	286,329	324,292
Treasury stock, 842 and 720 shares as of November 30, 2013 and 2012, respectively	(27,450)	(21,611)
Accumulated other comprehensive income	19,168	35,405
Retained earnings	1,133,137	980,900
Total SYNNEX Corporation stockholders’ equity	1,411,222	1,319,023
Noncontrolling interest	419	332
Total equity	1,411,641	1,319,355
Total liabilities and equity	$3,325,889	$2,963,262

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2013	2012	2011
Revenue	$10,845,164	$10,285,507	$10,409,840
Cost of revenue	(10,190,194)	(9,628,770)	(9,779,342)
Gross profit	654,970	656,737	630,498
Selling, general and administrative expenses	(414,142)	(401,725)	(374,270)
Income before non-operating items, income taxes and noncontrolling interest	240,828	255,012	256,228
Interest expense and finance charges, net	(17,115)	(22,930)	(25,505)
Other income (expense), net	14,339	4,471	(1,005)
Income before income taxes and noncontrolling interest	238,052	236,553	229,718
Provision for income taxes	(85,730)	(84,050)	(79,165)
Net income	152,322	152,503	150,553
Net income attributable to noncontrolling interest	(85)	(1,127)	(222)
Net income attributable to SYNNEX Corporation	$152,237	$151,376	$150,331
Earnings per share attributable to SYNNEX Corporation:
Basic	$4.13	$4.14	$4.20
Diluted	$3.06	$3.99	$4.08
Weighted-average common shares outstanding:
Basic	36,888	36,584	35,830
Diluted	37,800	37,908	36,833

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2013	2012	2011
Net income	$152,322	$152,503	$150,553
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of $0 tax for the fiscal year ended November 30, 2013, 2012, and 2011	384	57	170
Change in unrecognized pension and post-retirement benefit costs, net of $0 tax for the fiscal year ended November 30, 2013, 2012 and 2011	(271)	69	(214)
Foreign currency translation adjustment, net of tax of $875, $374 and $115 for the fiscal years ended November 30, 2013, 2012 and 2011, respectively	(16,364)	4,628	2,707
Total other comprehensive income (loss)	(16,251)	4,754	2,663
Comprehensive income:	136,071	157,257	153,216
Comprehensive income attributable to noncontrolling interest	(71)	(518)	(894)
Comprehensive income attributable to SYNNEX Corporation	$136,000	$156,739	$152,322

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	SYNNEX Corporation Shareholders							Noncontrolling interest	Total equity
	Common stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income (loss)	Retained earnings
	Shares	Amount		Shares	Amount
Balances, November 30, 2010	35,760	$36	$290,512	190	$(5,106)	$28,035	$679,193	$157	$992,827
Share-based compensation	—	—	7,993		—	—	—	—	7,993
Tax benefits from exercise of non-qualified stock options	—	—	4,406		—	—	—	—	4,406
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	811	1	7,405	155	(4,742)	—	—	—	2,664
Repurchase of Common Stock	—	—	—	62	(1,676)	—	—	—	(1,676)
Changes in ownership of noncontrolling interests	—	—	—		—	—	—	9,028	9,028
Other comprehensive income	—	—	—		—	1,991	—	672	2,663
Net income	—	—	—		—	—	150,331	222	150,553
Balances, November 30, 2011	36,571	37	310,316	407	(11,524)	30,026	829,524	10,079	1,168,458
Share-based compensation	—	—	8,438		—	—	—	7	8,445
Tax benefits from exercise of non-qualified stock options	—	—	3,623		—	—	—	—	3,623
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	777	—	9,539	69	(2,305)	—	—	96	7,330
Repurchase of Common Stock		—	—	244	(7,782)	—	—	—	(7,782)
Changes in ownership of noncontrolling interests	—	—	(7,624)		—	16	—	(10,368)	(17,976)
Other comprehensive income	—	—	—		—	5,363	—	(609)	4,754
Net income	—	—	—		—	—	151,376	1,127	152,503
Balances, November 30, 2012	37,348	37	324,292	720	(21,611)	35,405	980,900	332	1,319,355
Share-based compensation	—	—	9,174		—	—	—	—	9,174
Tax benefits from exercise of non-qualified stock options	—	—	5,355		—	—	—	—	5,355
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	704	1	8,586	67	(3,957)	—	—		4,630
Repurchase of Common Stock		—	—	55	(1,882)	—	—	—	(1,882)
Conversion premium of convertible debt			(75,120)						(75,120)
Deferred tax adjustment for settlement of convertible debt			14,033						14,033
Changes in ownership of noncontrolling interests	—	—	9		—	—	—	16	25
Other comprehensive income	—	—	—		—	(16,237)	—	(14)	(16,251)
Net income	—	—	—		—	—	152,237	85	152,322
Balances, November 30, 2013	38,052	$38	$286,329	842	$(27,450)	$19,168	$1,133,137	$419	$1,411,641

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$152,322	$152,503	$150,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	16,509	16,341	17,089
Amortization of intangible assets	7,953	8,289	7,584
Accretion of convertible notes discount	2,314	5,273	4,874
Share-based compensation	9,174	8,445	7,993
Provision for (benefit from) doubtful accounts	2,952	(1,685)	8,505
Tax benefits from employee stock plans	5,355	3,623	4,406
Excess tax benefit from share-based compensation	(5,445)	(3,143)	(4,389)
(Gains) losses on investments	(1,058)	(2,898)	1,334
(Gains) losses on disposal of assets and businesses	—	(1,290)	159
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(187,489)	(112,965)	29,479
Inventories	(155,221)	49,492	28,240
Other assets	(5,573)	3,592	(4,009)
Accounts payable	186,189	108,284	(49,401)
Receivable from affiliates	139	1,058	2,705
Payable to affiliates	2,635	(1,346)	(1,955)
Accrued liabilities	10,420	(736)	3,009
Deferred liabilities	(5,469)	9,956	12,977
Net cash provided by operating activities	35,707	242,793	219,153
Cash flows from investing activities:
Purchase of trading investments	(539)	(4,047)	(1,545)
Proceeds from sale of trading investments	3,650	6,287	3,161
Investment in held-to-maturity term deposits, net	(264)	(268)	(6,784)
Acquisition of businesses, net of cash acquired	(27,123)	(1,592)	(60,355)
Purchase of property and equipment	(28,965)	(14,481)	(40,153)
Loans and deposits to third parties, net of payments received	1,867	(1,091)	(2,914)
Proceeds from sale of (investment in) businesses	(1,705)	—	1,033
Proceeds from sale of (investment in) equity-method investee	4,153	3,480	(4,782)
Changes in restricted cash	5,142	2,152	(14,049)
Net cash used in investing activities	(43,784)	(9,560)	(126,388)
Cash flows from financing activities:
Proceeds from securitization and revolving lines of credit	1,210,315	1,430,395	4,224,598
Payment of securitization and revolving lines of credit	(1,055,592)	(1,533,925)	(4,330,321)
Proceeds from long-term bank loans	—	—	87,309
Payment of long-term bank loans, capital leases and other borrowings	(1,479)	(2,949)	(121,423)
Payment of Convertible Senior Notes	(218,870)	—	—
Excess tax benefit from share-based compensation	5,445	3,143	4,389
Increase (decrease) in book overdraft	60,467	(26,504)	13,606
Payment of acquisition related contingent consideration	—	(1,054)	—
Cash paid for repurchase of treasury stock	(1,882)	(7,782)	(1,676)
Proceeds of issuance of common stock, net of taxes paid for settlement of equity awards	4,630	7,234	2,664
Payment for purchase of shares of subsidiary from noncontrolling interest	(11,400)	(6,050)	—
Capital contribution by noncontrolling interest	—	—	6,411
Net cash used in financing activities	(8,366)	(137,492)	(114,443)
Effect of exchange rate changes on cash and cash equivalents	4,366	387	1,211
Net increase (decrease) in cash and cash equivalents	(12,077)	96,128	(20,467)
Cash and cash equivalents at beginning of period	163,699	67,571	88,038
Cash and cash equivalents at end of period	$151,622	$163,699	$67,571
Supplemental disclosures of cash flow information:
Interest paid	$8,386	$14,657	$15,757
Income taxes paid	$88,314	$70,936	$66,358

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
The Consolidated Financial Statements include 100% of the assets and liabilities of majority-owned subsidiaries and the ownership interest of minority investors is recorded as noncontrolling interest. Investments in 20% through 50% owned affiliated companies are accounted under the equity method where the Company exercises significant influence over operating and financial affairs of the investee and is not the primary beneficiary. Investments in less than 20% owned companies are recorded under the cost method.
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
The distribution services segment distributes peripherals, information technology ("IT") systems, including data center server and storage solutions, system components, software, networking equipment, including consumer electronics (“CE”) and complementary products to a variety of customers, including value-added resellers, system integrators and retailers. The Company also provides design and integration services.
The GBS segment provides a range of BPO services that include direct sales, technical support, customer care, lead management, renewals management, back office processing and information technology outsourcing on a global platform. The services are delivered via voice, chat, web, email and digital print.
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
The following table summarizes the restricted cash balances as of November 30, 2013 and 2012 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of November 30,
	2013	2012
Related to borrowing arrangements and others:
Other current assets	$22,349	$23,247
Related to long-term projects:
Other assets	1,865	6,103
Total restricted cash	$24,214	$29,350

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Inventories
Inventories are stated at the lower of cost or market. Cost is computed based on the weighted-average method. Inventories consist of finished goods purchased from various manufacturers for distribution resale and components used for integration services. The Company adjusts the inventory carrying value for cost in excess of market value and product obsolescence.
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

Equipment and Furniture	3-10 years
Software	3-7 years
Leasehold Improvements	2-15 years
Buildings and Building Improvements	10-40 years

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
Goodwill is tested for impairment annually in the fourth quarter. For the purpose of its goodwill analysis, the Company has two reporting units, the distribution services reporting unit and the GBS reporting unit. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that were considered in the qualitative analysis included the macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies, recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The annual goodwill impairment analysis did not result in an impairment charge for fiscal years 2013, 2012 and 2011.
Intangible assets primarily consist of vendor lists and customer lists. Intangible assets are amortized as follows:

Customer Lists	4-10 years
Vendor Lists	4-10 years
Other Intangible Assets	1-10 years
Impairment of long-lived assets
The Company reviews the recoverability of its long-lived assets, such as intangible assets, property and equipment and certain other assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2013, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through November 30, 2013, such losses have been within management’s expectations.
In fiscal years 2013, 2012 and 2011 no customer accounted for 10% or more of the Company's revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 31%, 36% and 35% of the total revenue for fiscal years 2013, 2012 and 2011, respectively.
As of November 30, 2013, no customer accounted for 10% or more of the total consolidated accounts receivable balance. As of November 30, 2012, one customer accounted for 10% of the total consolidated accounts receivable balance.
Revenue recognition
The Company generally recognizes revenue on the sale of hardware and software products when they are shipped and on services when they are performed, if a purchase order exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. The Company recognizes revenue on a net basis on certain contracts, including service contracts, post-contract software support services and extended warranty contracts, where it is not the primary obligor, by recognizing the margins earned in revenue with no associated cost of revenue.
The Company provides services such as call center, renewals management, maintenance and contract management services to its customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service offerings. Typically the contracts are time-based or transactions or volume based. Revenue is generally recognized over the term of the contract or when service has been rendered, the sales price is fixed or determinable and collection of the resulting accounts receivable is reasonably assured.
Revenue derived from the Company's operation in Mexico includes projects with the Mexican government and other local agencies that are long-term in nature. Under the agreements, the Company sells computers and equipment to contractors that provide services to the Mexican government. The Company also sells computer equipment and services directly to the Mexican government. The payments are due on a monthly basis and contingent upon the satisfactory performance of certain services, fulfillment of certain obligations and meeting certain conditions. The Company recognizes revenue and cost of revenue on a straight-line basis over the term of the contract as the contingencies are satisfied and payments become due.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Shipping and handling costs
Costs related to shipping and handling are included in “Cost of revenue.”
OEM supplier programs
Funds received from OEM suppliers for volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue and the carrying value of inventories, as appropriate. Where there is a binding agreement, the Company tracks vendor promotional programs for volume discounts on a program-by-program basis and records them as a reduction of cost of revenue based on a systematic and rational allocation. The Company monitors the balances of vendor receivables on a quarterly basis and adjusts the balances due for differences between expected and actual sales volume. Vendor receivables are generally collected through reductions authorized by the vendor, to accounts payable. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to “Selling, general and administrative expenses,” and any excess reimbursement amount is recorded as an adjustment to cost of revenue.
Royalties
The Company's software product purchases include products licensed from OEM vendors, which are subsequently distributed to resellers. Royalties to OEM vendors are accrued and recorded in cost of revenue when software products are shipped and revenue is recognized.
Warranties
The Company’s OEM suppliers generally warrant the products distributed by the Company and allow returns of defective products. The Company generally does not independently warrant the products it distributes; however, the Company does warrant the following: (1) products that it builds to order from components purchased from other sources; and (2) its services with regard to products that it assembles for its customers. To date neither warranty expense, nor the accrual for warranty costs has been material to the Company’s Consolidated Financial Statements.
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
It was the Company’s intent to settle the principal amount of the 4% Convertible Senior Notes due 2018 (the "Convertible Senior Notes") in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. In April 2013, the Company decided to settle the payment of the conversion premium in cash as discussed in Note 12 — Convertible Debt. Through April 2013, the Company accounted for the conversion premium using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. From April 2013, the numerator for the computation of earnings per common share-diluted was adjusted for the changes in the estimated value of the conversion premium until the final settlement date.
The calculation of earnings per common share attributable to SYNNEX Corporation is presented in Note 13.
Treasury Stock
Repurchases of shares of common stock are accounted for at cost, which includes brokerage fees, and are included as a component of stockholders' equity in the Consolidated Balance Sheets.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to current period presentation. Such reclassifications have no effect on the total current assets, total assets, cash flow from operating, investing and financing activities as previously reported.
Recent accounting pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting update, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The accounting update will be applicable to the Company in the first quarter of fiscal year 2014.
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

NOTE 3—ACQUISITIONS AND DIVESTITURES:
IBM customer care business acquisition
On September 10, 2013, the Company announced that it entered into a Master Asset Purchase Agreement with International Business Machines Corporation, a New York corporation (“IBM”), pursuant to which the Company will acquire IBM's customer care business ("the Assets") for an aggregate purchase price of $505,000, subject to post-closing adjustments. A portion of the purchase price will be paid in shares of the Company's common stock up to the lesser of $75,000 or 5% of the outstanding shares of the Company's common stock and the remainder will be paid in cash.
Completion of the acquisition is subject to customary closing conditions, including regulatory approvals.
Fiscal year 2013 acquisitions
In April 2013, the Company acquired substantially all of the assets of Supercom Canada Limited ("Supercom Canada"), a distributor of information technology ("IT") and consumer electronics products and services in Canada. The purchase price was approximately CAD37,593, or US$36,665, in cash, including CAD4,450, or US$4,340, in deferred payments, subject to certain post-closing conditions, payable within 18 months. Subsequent to the acquisition, the Company repaid debt and working capital lines in the amount of US$53,721. Based on the preliminary purchase price allocation, the Company recorded net tangible assets of US$26,912, goodwill of US$5,384 and intangible assets of US$4,369 in relation to this acquisition. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting. The acquisition is integrated into the distribution services segment and is expected to expand the Company's existing product and service offerings in Canada.
Fiscal year 2012 acquisitions and divestitures
In fiscal year 2012, the Company purchased shares of its subsidiary SYNNEX Infotec Corporation (“Infotec Japan”), which were held by the noncontrolling interest SB Pacific Corporation Limited ("SB Pacific") for $17,450, of which $11,400 was paid during the fiscal year ended November 30, 2013. The transaction increased the Company's ownership interest in Infotec Japan from 70.0% to 99.8%. In fiscal year 2012, the Company also sold its 33.3% noncontrolling interest in SB Pacific, its equity-method investee at that time, back to SB Pacific. During the fiscal year ended November 30, 2013, the Company received the final payment of $4,153 of the sale price.
In fiscal year 2012, the Company acquired a business in the GBS segment for a purchase price of $6,200 with $1,200 payable upon the completion of certain post-closing procedures and $1,300 contingent consideration payable upon the achievement of certain target earnings. The Company recorded goodwill of $6,150 in relation to the above acquisition. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 4—STOCKHOLDERS’ EQUITY:
2013 Stock Incentive Plan
The Company’s 2013 Stock Incentive Plan was adopted by its Board of Directors and approved by its stockholders in 2013. The plan provides for the direct award or sale of shares of common stock, restricted stock awards, and restricted stock units, the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors and consultants.
The 2013 Stock Incentive Plan is administered by the Company’s Compensation Committee. The Compensation Committee determines which eligible individuals are to receive awards under the plan, the number of shares subject to the awards, the vesting schedule applicable to the awards and other terms of the award, subject to the limits of the plan. The Compensation Committee may delegate its administrative authority, subject to certain limitations, with respect to individuals who are not officers.
The Board of Directors may amend or modify the 2013 Stock Incentive Plan at any time, subject to any required stockholder approval. The plan will terminate no later than March 19, 2023. The number of shares granted, issued, retainable or vested under an award may be subject to the attainment of individual, divisional or Company-wide performance goals.
The number of authorized shares under the 2013 Stock Incentive Plan will not exceed the sum of 1,696 shares of common stock, plus any shares under the Amended and Restated 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) that are subject to outstanding awards granted to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to a maximum of 2,750 shares. No participant in the 2013 Stock Incentive Plan may receive option grants or stock appreciation rights, restricted shares or restricted stock units for more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service.
Under the 2013 Stock Incentive Plan, qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock. Qualified employees and outside directors and consultants are eligible for the grant of nonstatutory stock options, stock appreciation rights, restricted stock grants and restricted stock units. The outstanding stock options and restricted stock awards granted to qualified employees generally vest over a five-year period and the stock options have a contractual term of ten years.
Every outside director who first joins the Board of Directors will receive an option to purchase 10 shares and restricted shares equal to $90 based on the fair value of the shares on the date of grant. Each outside director will also qualify to receive an annual grant of restricted shares equal to $90 based on the fair value of the shares on the date of grant. The stock options vest as to one third of the stock underlying the stock options on the first anniversary date of the grant and the remaining vest monthly over a two-year period starting one month after the first anniversary of the date of grant. The restricted stock grants vest as to one quarter of the restricted stock on each fiscal quarter following the date of the grant over a one-year period.
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
The 2003 Stock Incentive Plan was administered by the Company’s Compensation Committee. The Compensation Committee determined which eligible individuals were to receive awards under the plan, the number of shares subject to the awards, the vesting schedule applicable to the awards and other terms of the award, subject to the limits of the plan. The Compensation Committee may delegate its administrative authority, subject to certain limitations, with respect to individuals who are not officers. The number of shares granted, issued, retainable or vested under an award could be subject to the attachment of individual, divisional or Company-wide performance goals.
The plan terminated in March 2013. The number of authorized shares under the 2003 Stock Incentive Plan could not exceed 14,120 shares of common stock. No participant in the 2003 Stock Incentive Plan could receive option grants or stock

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

appreciation rights, restricted shares or restricted stock units for more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service.
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
2003 Employee Stock Purchase Plan
The Company’s 2003 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions. The ESPP was approved by the Board of Directors and the Company’s stockholders in 2003 and certain amendments were approved by the Board of Directors in March 2005, September 2008 and September 2013. In addition, in 2009, an amendment to the ESPP was approved by the Board of Directors and the Company's stockholders to increase the number of shares available for issuance by 250 shares, from 500 shares to 750 shares. As such, a total of 750 shares of common stock have been reserved for issuance under the ESPP. The participant purchase price discount is 5%. In a calendar year, there are four offering periods of three months each. The maximum number of shares a participant may purchase is 1.25 during a single accumulation period subject to a maximum purchase limit of $10 per calendar year. Employees at associate vice president level and above are not eligible to participate in the plan.
The weighted-average fair value of ESPP purchases, which was computed using the Black-Scholes valuation model, during fiscal years 2013 and 2012 was $1.74 and $2.23, respectively.
Share Repurchase Program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. During fiscal year 2011, the Company purchased 62 shares at a weighted-average price of $26.89 per share. During fiscal year 2012, the Company purchased 244 shares at a weighted average price of $31.84 per share. During fiscal year 2013, the Company purchased 55 shares at a weighted average price of $34.28 per share.
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
The Company recorded share-based compensation expense in "Selling, general and administrative expenses" for fiscal years 2013, 2012 and 2011 as follows:

	Fiscal Years Ended November 30,
	2013	2012	2011
Total share-based compensation	$9,174	$8,445	$7,993
Tax effect on share-based compensation	(3,304)	(3,001)	(2,755)
Net effect on net income	$5,870	$5,444	$5,238

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
The following assumptions were used in the Black-Scholes valuation model in fiscal years 2013, 2012 and 2011:

	Fiscal Years Ended November 30,
	2013	2012	2011
Stock option plan:
Expected life (years)	5.6	5.8	5.9
Risk free interest rate	1.61%	0.70%	1.11%
Expected volatility	38.71%	39.75%	41.14%
Dividend yield	0.00%	0.00%	0.00%
Employee stock purchase plan:
Expected life (years)	0.3	0.3	0.3
Risk free interest rate	0.02%	0.09%	0.02%
Expected volatility	27.96%	26.51%	33.15%
Dividend yield	0.00%	0.00%	0.00%

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

A summary of the activities under the Company’s stock option plan is set forth below:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price Per Share
Balances, November 30, 2012	1,128	1,343	$21.89
Restricted stock awards granted	(131)	—	—
Restricted stock units granted	(106)	—	—
Restricted stock canceled/forfeited	25	—	—
Options granted	(55)	55	$61.83
Options exercised	—	(438)	$16.37
Options canceled/forfeited/expired	26	(26)	$19.49
Balances, November 30, 2013	887	934	$26.88

Employee Stock Options
The weighted-average grant-date fair values of the stock options granted during fiscal years 2013, 2012 and 2011 were $23.62, $12.75, and $10.68, respectively. As of November 30, 2013, 936 options were outstanding and expected to vest with a weighted average life of 5.56 years, a weighted average exercise price of $26.88 per option and an aggregate pre-tax intrinsic value of $36,750. As of November 30, 2013, 688 options were vested and exercisable with a weighted average life of 4.56 years, a weighted average exercise price of $23.19 per share and aggregate pre-tax intrinsic value of $29,579.
The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2013, 2012 and 2011 were as follows:

	Fiscal Years Ended November 30,
	2013	2012	2011
Intrinsic value of options exercised	$10,749	$9,653	$9,375
Cash received from exercise of options	7,163	8,165	6,290
The Company settles employee stock option exercises with newly issued common shares.
As of November 30, 2013, the unamortized share-based compensation expense related to unvested stock options under the Amended and Restated 2003 and 2013 Stock Incentive Plan was $3,645 which will be recognized over an estimated weighted-average amortization period of 3.52 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company's nonvested restricted stock awards and stock units during the fiscal year 2013 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Nonvested as of November 30, 2012	811	$30.54
Awards Granted	131	$54.05
Units granted	106	$35.38
Awards vested	(225)	$27.91
Awards canceled/forfeited	(25)	$31.30
Nonvested as of November 30, 2013	798	$35.78

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

As of November 30, 2013, there was $19,149 of total unamortized share-based compensation expense related to nonvested restricted stock awards and stock units granted under the Amended and Restated 2003 and 2013 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.31 years.

NOTE 6—BALANCE SHEET COMPONENTS:

	As of November 30,
	2013	2012
Inventories
Components	$19,263	$15,737
Finished Goods	1,075,844	907,603
	$1,095,107	$923,340

	As of November 30,
	2013	2012
Short-term investments
Trading securities	$4,728	$5,709
Available-for-sale securities	—	44
Held-to-maturity securities	8,753	8,297
Cost method investments	1,653	1,883
	$15,134	$15,933

	As of November 30,
	2013	2012
Accounts receivable, net
Accounts receivable	$1,681,917	$1,461,796
Less: Allowance for doubtful accounts	(14,010)	(18,229)
Less: Allowance for sales returns	(74,716)	(42,480)
	$1,593,191	$1,401,087

Allowance for doubtful trade receivables
Balance at November 30, 2010	$25,886
Additions / (reductions)	8,736
Write-offs and deductions	(11,819)
Balance at November 30, 2011	22,803
Additions / (reductions)	(1,685)
Write-offs and deductions	(2,889)
Balance at November 30, 2012	18,229
Additions / (reductions)	2,952
Write-offs and deductions	(7,171)
Balance at November 30, 2013	$14,010

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2013	2012
Property and equipment, net
Land	$22,665	$18,699
Equipment and computers	107,528	101,994
Furniture and fixtures	21,480	21,373
Buildings, building improvements and leasehold improvements	113,777	101,848
Construction in progress	1,621	1,804
Total property and equipment, gross	267,071	245,718
Less: Accumulated depreciation	(133,822)	(122,795)
	$133,249	$122,923
Goodwill

	Fiscal Year Ended November 30, 2013			Fiscal Year Ended November 30, 2012
	Distribution	GBS	Total	Distribution	GBS	Total
Balance at the beginning of the period	$105,860	$83,228	$189,088	$107,498	$77,814	$185,312
Additions from acquisitions, net of adjustments	5,549	122	5,671	(1,543)	5,036	3,493
Foreign exchange translation	(6,399)	175	(6,224)	(95)	378	283
Balance at the end of the period	$105,010	$83,525	$188,535	$105,860	$83,228	$189,088

The additions to "Goodwill" during fiscal year 2013 relate primarily to the acquisition of Supercom Canada in the distribution segment and adjustments for the purchase price allocation for a prior period acquisition in the GBS segment.
Intangible assets, net

	As of November 30, 2013			As of November 30, 2012
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,815	$(30,180)	$6,635	$36,945	$(28,684)	$8,261
Customer lists	52,179	(35,379)	16,800	50,406	(30,360)	20,046
Other intangible assets	4,857	(4,520)	337	4,962	(4,220)	742
	$93,851	$(70,079)	$23,772	$92,313	$(63,264)	$29,049

Amortization expense for fiscal years 2013, 2012 and 2011, was $7,953, $8,289 and $7,584 respectively. Estimated future amortization expense is as follows:

Fiscal years ending November 30,
2014	$6,371
2015	4,619
2016	3,800
2017	3,404
2018	2,207
thereafter	3,371
$23,772

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2013	2012
Accrued liabilities:
Payroll related accruals	$52,816	$49,895
Deferred compensation liability	2,650	2,175
Sales tax/value-added tax accrual	16,337	15,684
Vendor and other claims payable	14,365	17,868
Accrued customer rebate	26,383	18,584
Warranty accruals	2,677	1,155
Current deferred revenue	6,865	9,779
Payable for repurchase of Infotec Japan shares	—	11,400
Other accrued liabilities	59,232	54,730
	$181,325	$181,270

Other accrued liabilities include accrued expenses, customer credit balances, various third-party liabilities and current deferred tax liabilities.
Accumulated other comprehensive income
The components of accumulated other comprehensive income, net of taxes, excluding noncontrolling interests were as follows:

	As of November 30,
	2013	2012
Unrealized gain on available-for-sale securities, net of taxes	$543	$160
Unrecognized pension and post-retirement benefit costs, net of taxes	(365)	(94)
Foreign currency translation adjustment, net of taxes	18,990	35,339
	$19,168	$35,405

NOTE 7—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of November 30, 2013			As of November 30, 2012
	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value	Cost Basis	Unrealized (Losses)/ Gains	Carrying Value
Short-term investments:
Trading	$3,857	$871	$4,728	$5,636	$73	$5,709
Available-for-sale securities	—	—	—	—	44	44
Held-to-maturity investments	8,753	—	8,753	8,297	—	8,297
Cost method securities	1,653	—	1,653	1,883	—	1,883
	$14,263	$871	$15,134	$15,816	$117	$15,933
Long-term investments in other assets:
Available-for-sale securities	$909	$366	$1,275	$1,095	$22	$1,117
Cost-method investments	4,981	—	4,981	3,313	—	3,313

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
The following table summarizes the total gains and losses recorded in “Other income (expense), net” in the Consolidated Statement of Operations for changes in the fair value of the Company's trading investments during fiscal years 2013, 2012, and 2011:

	Fiscal Years Ended November 30,
	2013	2012	2011
Gain (loss) on trading investments	$1,868	$2,602	$(211)

NOTE 8—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in some of its foreign operations are denominated in local currency. The Company’s foreign locations enter into transactions, and own monetary assets and liabilities, that are denominated in currencies other than their functional currency. As part of its risk management strategy, the Company uses short-term forward contracts and natural hedges in most of the above mentioned currencies to minimize its balance sheet exposure to foreign currency risk. These derivatives are not designated as hedging instruments. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change. Generally, the Company does not use derivative instruments to cover interest risk, equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts is also disclosed in Note 9.
The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of November 30, 2013 and 2012:

	As of November 30,
	2013	2012
Other current assets	$2,386	$1,292
Accrued liabilities	(80)	—
The notional amounts of the foreign exchange forward contracts that were outstanding as of November 30, 2013 and 2012 were $158,950 and $128,518, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. In relation to its forward contracts, the Company recorded in “Other income (expense), net” gain of $8,368 and $10 in fiscal year 2013 and 2012, respectively, and loss of $1,792 in fiscal year 2011.

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table summarizes the valuation of the Company’s short-term investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2013				As of November 30, 2012
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash equivalents	$28,779	$28,779	$—	$—	$95,074	$95,074	$—	$—
Trading securities	4,728	4,728	—	—	5,709	5,709	—	—
Available-for-sale securities in short-term investments	—	—	—	—	44	44	—	—
Available-for-sale securities in other assets	1,275	1,275	—	—	1,117	1,117	—	—
Forward foreign currency exchange contracts	2,386	—	2,386	—	1,292	—	1,292	—
Liabilities:
Forward foreign currency exchange contracts	$80	$—	$80	$—	$—	$—	$—	$—
Acquisition-related contingent consideration	2,996	—	—	2,996	2,611	—	—	2,611

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
The acquisition-related contingent consideration liability represents the future potential earn-out payments relating to the Company's acquisitions. The fair values of the contingent consideration liabilities are based on the Company’s probability assessment of the established profitability measures and operational conditions during the periods ranging from one year to three years from the date of the acquisitions. During fiscal year ended November 30, 2013, the fair value of the contingent consideration liability was remeasured and the resulting decrease of $1,233, recorded as a benefit to "Selling, general and administrative expenses" in the Consolidated Statements of Operations. The change in the fair value was due to updated estimates of expected revenue and gross profit related to the achievement of established earn-out targets. In addition, the contingent consideration liability was increased in fiscal year 2013 by $1,756 for future contingent payment obligations related to the Company's acquisition of Supercom Canada. The remaining change in the carrying value of the liability is due to the translation effect of foreign currencies.
The carrying value of held-to-maturity securities, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities and the interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The Convertible Senior Notes had a carrying value of $141,436 as of November 30, 2012 and a fair value of $167,735, based on the closing price of the Convertible Senior Notes traded in a limited trading market. The fair value was categorized as level 2 in the fair value measurement category levels. In August 2013, the Company repaid all of the outstanding convertible debt.
During the fiscal year 2013, there were no transfers between the fair value measurement category levels.
NOTE 10—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). Until September 2013, the Company’s subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”). In September 2013, the Company amended the U.S Arrangement to increase the commitment of the lenders to $500,000. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000 to a maximum commitment of $600,000. The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Interbank Offered Rate (“LIBOR”), plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of November 30, 2013 there was $144,000 of borrowing outstanding under the U.S. Arrangement. As of November 30, 2012, there was no balance outstanding under the U.S. Arrangement.
Under the terms of the U.S. Arrangement, the Company sells, on a revolving basis, its U.S. Receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the U.S. Receivables acquired by the Company's subsidiary as security. Any borrowings under the U.S. Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company's cost of borrowing or loss of the Company's financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer the Company an alternative rate. Loss of such financing capacity could have a material adverse effect on the Company's financial condition and results of operations.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 19—Commitments and Contingencies for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2013	2012	2011
Net sales financed	$1,023,966	$831,694	$745,657
Flooring fees(1)	5,877	4,736	3,349
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of November 30, 2013 and 2012, accounts receivable subject to flooring agreements were $89,589 and $55,963, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amount outstanding under these arrangements that was sold, but not collected as of November 30, 2013 and 2012 was $13,862 and $11,233, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 11—BORROWINGS:
Borrowings consist of the following:

	As of November 30
	2013	2012
Convertible debt	$—	$141,436
SYNNEX U.S. securitization	144,000	—
SYNNEX Canada term loan	7,419	8,648
Infotec Japan credit facility	136,679	111,542
Other borrowings and capital leases	29,830	13,660
Total borrowings	317,928	275,286
Less: Current portion	(252,523)	(194,134)
Non-current portion	$65,405	$81,152
Convertible debt
In May 2008, the Company issued $143,750 of aggregate principal amount of its 4.0% Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) in a private placement. The carrying amount of the Convertible Senior Notes, net of the unamortized debt discount, was $141,436 as of November 30, 2012. The convertible debt was repaid in August 2013. See Note 12 — Convertible Debt.
SYNNEX U.S. securitization
The Company's subsidiary which is the borrower under the U.S Arrangement can borrow up to a maximum of $500,000 under its U.S. Arrangement, secured by U.S. Receivables. See Note 10—Accounts Receivable Arrangements. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes the prevailing dealer commercial paper rates and LIBOR, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment. As of November 30, 2013, the outstanding balance under the U.S. arrangement was $144,000. As of November 30, 2012 there were no borrowings outstanding under the U.S. Arrangement.
SYNNEX U.S. credit agreement
In November 2013, the Company entered into a senior secured credit agreement (the “U.S. Credit Agreement”) which is comprised of $275,000 in a revolving credit facility and a term loan in an aggregate principal amount not to exceed $225,000. The Company may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125,000. The U.S. Credit Agreement matures in November 2018.
Interest on borrowings under the Credit Agreement can be based on LIBOR rate or a base rate at the Company's option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin which may range from 1.75% to 2.25%, based on the Company's consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR rate loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) the LIBOR rate plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on the Company's consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement.
When drawn, the outstanding principal amount of the long-term loan will be repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of its United States domestic subsidiaries.
There were no borrowings outstanding under this credit arrangement as of November 30, 2013.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

SYNNEX U.S. senior secured revolving line of credit
The Company had a senior secured revolving line of credit arrangement (the “Revolver”) with a financial institution which provided a maximum commitment of $100,000. The line of credit was terminated in November 2013. Interest on borrowings under this Revolver was based on a base rate or LIBOR rate, at the Company's option. The margin on LIBOR rate borrowing was determined in accordance with the Company's fixed charge coverage ratio and was 1.50% per annum. The margin on the Company's base rate borrowings was based on the financial institution's prime rate. The Revolver also contained an unused line fee of 0.30% per annum. The Revolver was secured by the Company's inventory and other assets. There were no borrowings outstanding under the Revolver as of November 30, 2012.
SYNNEX Canada revolving line of credit
 SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement (the "Canadian Revolving Arrangement") with a financial institution for a maximum commitment of CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. There were no letters of credit outstanding as of November 30, 2013. As of November 30, 2012, outstanding standby letters of credit totaled $3,447.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of both November 30, 2013 and 2012, there were no balance outstanding under the Canadian Revolving Arrangement.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balance outstanding on the term loan as of November 30, 2013 and 2012 was $7,419 and $8,648, respectively.
Infotec Japan credit facility
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY8,000,000 short-term revolving credit facility. The credit agreement was refinanced in December 2012, to increase the short-term revolving credit facility to JPY8,000,000 from JPY4,000,000. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin of 1.90% per annum. The unused line fee on the revolving credit facility was 0.50% per annum. As of November 30, 2013 and 2012, the balance outstanding under the credit facility was $136,679 and $111,542, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. The Company has issued a guarantee to cover up to 110% of the outstanding principal amount obligations of Infotec Japan to the lenders.
In December 2013, the Company amended the credit agreement to extend the expiration date from December 2015 to December 2016 and to change the interest rate margins to 1.40% per annum. The unused line fee was reduced to 0.10% per annum.
Other borrowings and capital leases
In September 2013, Infotec Japan established a short-term revolving credit facility of JPY2,000,000 with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

facility fee of 0.425% per annum. The credit facility can be renewed annually. As of November 30, 2013, the balances outstanding under this credit facility was $19,526.
Infotec Japan has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility was renewed for one year in March 2013 and bears an interest rate that is based on TIBOR plus a margin of 1.60% per annum. As of November 30, 2013 and 2012, the balances outstanding under these lines were $9,763 and $12,124, respectively.
In addition, as of November 30, 2012, Infotec Japan had a term loan with a financial institution with a balance of $424, which was repaid in December 2012 and bore a fixed interest rate of 1.50%.
As of November 30, 2013 and 2012, the Company also had $541 and $1,112, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Future principal payments
Future principal payments under the above loans and capital leases as of November 30, 2013 are as follows:

Fiscal Years Ending November 30,
2014	$252,523
2015	869
2016	814
2017	59,419
2018	888
Thereafter	3,415
$317,928
Interest expense and finance charges
For fiscal years 2013, 2012 and 2011, the total interest expense and finance charges for the Company's borrowings were $20,436, $27,617 and $28,809, respectively, including non-cash interest expenses of $2,314, $5,273, and $4,874 respectively, for the convertible debt. The variable interest rates ranged between 0.63% and 4.08%, between 0.67% and 4.24% and between 0.82% and 5.17% in fiscal years 2013, 2012 and 2011, respectively.
Covenants compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the Infotec Japan credit facility, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit the Company’s ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into certain types of burdensome contracts, transfer and sell assets and merge or consolidate.
Guarantees
The Company has issued guarantees to certain vendors and lenders of its subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of November 30, 2013 and 2012 were $364,744 and $264,162, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 12—CONVERTIBLE DEBT:
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
Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $3,010 during the fiscal year ended November 30, 2013, and $6,495 for both fiscal year ended November 30, 2012 and 2011. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $2,314, $5,273 and $4,874 during the fiscal year ended November 30, 2013, 2012, and 2011, respectively. As of November 30, 2012, the carrying value of the Convertible Senior Notes, net of unamortized debt discount of $2,314, was $141,436. As of November 30, 2012, the carrying value of the equity component of the Convertible Senior Notes, net of allocated issuance costs, was $22,836.

NOTE 13—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2013	2012	2011
Numerator:
Net income attributable to SYNNEX Corporation	$152,237	$151,376	$150,331
Less: impact of conversion premium of convertible debt	(36,409)	—	—
Net income for diluted earnings per share calculation	$115,828	$151,376	$150,331

Denominator:
Weighted-average common shares - basic	36,888	36,584	35,830
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	561	584	735
Conversion premium of convertible debt	351	740	268
Weighted-average common shares - diluted	37,800	37,908	36,833

Earnings per share attributable to SYNNEX Corporation:
Basic	$4.13	$4.14	$4.20
Diluted	$3.06	$3.99	$4.08
It was the Company’s intent to settle the principal amount of the Convertible Senior Notes in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. In April 2013, the Company decided to settle the payment of the conversion premium in cash as discussed in Note 12—Convertible Debt. Through April 2013, the Company accounted for the conversion premium using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. For the fiscal year ended November 30, 2013, the numerator for the computation of earnings per common share-diluted was adjusted for any dilutive changes in the estimated value of the conversion premium

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

from April 2013 through the final settlement date. For the fiscal year ended November 30, 2013, the adjustment to the numerator had the effect of reducing the diluted earnings per share by $0.97.
Options to purchase 10, 12 and 47 shares of common stock as of November 30, 2013, 2012 and 2011, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTE 14—SEGMENT INFORMATION:
Operating segments
Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.
The distribution services segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, consumer electronics ("CE") and complementary products. The distribution services segment also provides design and integration services.
The GBS segment offers a range of BPO services to customers that include direct sales, technical support, customer care, lead management, renewals management, back office processing and information technology outsourcing, or ITO. Many of these services are delivered and supported on the proprietary software platforms that the Company has developed to provide additional value to its customers.
Summarized financial information related to the Company’s reportable business segments for fiscal years 2013, 2012, and 2011 is shown below:

	Distribution	GBS	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2011:
Revenue	$10,275,295	$163,376	$(28,831)	$10,409,840
Income before non-operating items, income taxes and noncontrolling interest	237,322	18,906	—	256,228
Depreciation and amortization expense	16,120	8,553	—	24,673
Total assets	2,737,600	295,600	(199,905)	2,833,295
Fiscal Year ended November 30, 2012:
Revenue	$10,121,271	$197,391	$(33,155)	$10,285,507
Income before non-operating items, income taxes and noncontrolling interest	241,817	13,483	(288)	255,012
Depreciation and amortization expense	14,160	10,470	—	24,630
Total assets	2,848,689	316,993	(202,420)	2,963,262
Fiscal Year ended November 30, 2013:
Revenue	$10,655,453	$223,600	$(33,889)	$10,845,164
Income before non-operating items, income taxes and noncontrolling interest	233,043	7,960	(175)	240,828
Depreciation and amortization expense	14,111	10,712	(361)	24,462
Total assets	3,203,552	332,081	(209,744)	3,325,889
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
Shown below is summarized financial information related to the geographic areas in which the Company operated during fiscal years 2013, 2012 and 2011:

	Fiscal Years Ended November 30,
	2013	2012	2011
Revenue
North America	$9,519,654	$8,972,640	$9,029,574
Asia-Pacific	1,188,587	1,237,238	1,283,609
Other	136,923	75,629	96,657
	$10,845,164	$10,285,507	$10,409,840

	As of November 30,
	2013	2012
Property and equipment, net
North America	$95,344	$87,689
Asia-Pacific	19,853	22,782
Other	18,052	12,452
	$133,249	$122,923
Revenue in the United States was approximately 74% of total revenue for both fiscal years 2013 and 2012, and 73% of total revenue for fiscal year 2011. Revenue in Canada was approximately 14% for fiscal years 2013, 2012 and 2011. Revenue in Japan was approximately 10%, 11%, and 12% of the total revenue for fiscal years 2013, 2012, and 2011, respectively.
Net property and equipment in the United States was approximately 59% and 57% of the total as of November 30, 2013 and 2012, respectively. Net property and equipment in Canada was approximately 13% and 14% of the total as of November 30, 2013 and 2012, respectively. As of both November 30, 2013 and 2012, no other country represented more than 10% of the total net property and equipment.

NOTE 15—RELATED PARTY TRANSACTIONS:
The Company had a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became the Company's primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation ("MiTAC Holdings") was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly owned subsidiary of MiTAC Holdings. As of November 30, 2013 and 2012, MiTAC Holdings and its affiliates beneficially owned approximately 26% and 27% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 26% of the Company’s common stock as of November 30, 2013. These shares are owned by the following entities:

As of November 30, 2013
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 594 shares (of which 534 shares are directly held and 60 shares are subject to exercisable options) held by Matthew Miau.

(2)
Synnex Technology International Corp. ("Synnex Technology International") is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.6% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over the Company and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
The Company purchased inventories from MiTAC Holdings, MiTAC International and their affiliates totaling $31,424, $15,298, and $12,263 during the fiscal year ended November 30, 2013, 2012 and 2011, respectively. The Company’s sales to MiTAC Holdings, MiTAC International and their affiliates during the fiscal year ended November 30, 2013, 2012, and 2011 totaled $4,431, $2,651 and $4,195, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings and MiTAC International amounting to $3,083, $3,667 and $6,691 during the fiscal year ended November 30, 2013, 2012 and 2011, respectively.
The Company’s business relationship with MiTAC Holdings and its affiliates has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. The Company negotiates manufacturing, pricing and other material terms on a case-by-case basis with MiTAC Holdings and its design and integration customers for a given project. While MiTAC Holdings is a related party and a controlling stockholder, the Company believes that the significant terms under its arrangements with MiTAC Holdings, including pricing, will not materially differ from the terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
Others
During fiscal year 2012, the Company sold its 33.3% noncontrolling ownership interest in SB Pacific, which was recorded as an equity-related investment, back to SB Pacific. In fiscal year 2012, a gain of $1,342 was recognized in "Other income (expense), net" on this transaction representing the difference between the sale proceeds and the carrying value of the investment. The Company was not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific was Robert Huang, who is the Company’s founder and former Chairman. The Company regarded SB Pacific to be a variable interest entity.

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table provides a reconciliation of the changes in the plan's single employer benefit obligations as of November 30, 2013 and 2012:

	Fiscal Year Ended November 30,
	2013	2012
Benefit obligation at beginning of year	$8,252	$8,438
Service cost	540	616
Interest cost	120	155
Benefits paid	(164)	(357)
Actuarial gain or (loss)	310	(92)
Foreign exchange rate changes	(1,658)	(508)
Benefit obligation at end of year	$7,400	$8,252
The change in the fair value of plan assets for fiscal year 2013 and 2012 was as follows:

	Fiscal Year Ended November 30,
	2013	2012
Fair value at the beginning of year	$4,162	$3,977
Contribution paid by employer	655	752
Actual return on plan assets	85	41
Benefits paid	(164)	(357)
Foreign exchange rate changes	(847)	(251)
Fair value at the end of year	$3,891	$4,162
The Company's benefit obligation and the fair value of its pension assets are presented, on a net basis, as a component of “Long-term liabilities”, on the Company's Consolidated Balance Sheets.
As of November 30, 2013 and 2012, the plan was underfunded by $3,509 and $4,090, respectively, and the accumulated pension benefit obligation was $5,785 and $6,377, respectively.
The benefits to be paid to participants over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Fiscal Years Ending November 30,	Benefits to be paid
2014	$160
2015	115
2016	123
2017	139
2018	162
2019 - 2023	$1,473
The contribution to be made by the Company toward the defined benefit plan in the fiscal year ending November 30, 2014 is expected to be $718.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The components of net periodic pension costs for the fiscal year 2013, 2012 and 2011 were as follows:

	Fiscal Year Ended November 30,
	2013	2012	2011
Service cost	$540	$616	$570
Interest cost	120	155	148
Expected return on plan assets	(58)	(63)	(89)
Net periodic pension costs	$602	$708	$629
During fiscal year 2013, 2012 and 2011 changes in plan assets and benefit obligations of $271, $(69) and $214, respectively, were recognized in “Accumulated other comprehensive income."
The Company used the following weighted-average assumptions to determine the net periodic pension benefit obligations during fiscal year 2013, 2012, and 2011:

	Fiscal Year Ended November 30,
	2013	2012	2011
Discount rate	1.4%	1.7%	1.9%
Average increase in compensation levels	2.8%	3.0%	3.0%
The Company used the following weighted-average assumptions to determine the net periodic pension benefit costs during fiscal year 2013, 2012, and 2011:

	Fiscal Year Ended November 30,
	2013	2012	2011
Discount rate	1.7%	1.9%	2.0%
Average increase in compensation levels	2.8%	3.0%	3.0%
Expected return on plan assets	1.5%	1.5%	2.5%
The discount rate is set on yields available on high-quality corporate bonds with maturities consistent with the duration of the benefit obligation as of the valuation date.
The plan assets were invested in life insurance company general accounts, pooled institutional investments comprising of listed stock, debt securities and other investments and cash equivalents. The life insurance company general accounts represent a financial instrument which guarantees the principal and a return based on a contractual interest rate. The expected return on plan assets, above, is based primarily on current guaranteed net returns offered by the life insurance company's general account. The fair value of these investments is based on the market approach using observable inputs other than quoted market prices. The pooled institutional investments comprise of commingled funds invested in debt, equity and other securities. The fair value of these funds is measured by allocating the fair value of the total assets in the investments in proportion to the Company's ownership percentage. Cash equivalents represent the amounts not yet transferred from the master custodian of the funds as of the measurement date.
The fair value of the assets as of November 30, 2013 and 2012 is presented in the table below using the fair value hierarchy discussed in Note 9—Fair Value Measurements:

	As of November 30, 2013			As of November 30, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$35	$—	$—	$34	$—	$—
Equity and debt securities	—	224	—	—	186	—
Life insurance company general accounts	—	3,632	—	—	3,942	—

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

In addition to the single employer plan, employees for Infotec Japan are also covered by a multi-employer, defined benefit plan. Employees contribute to the plan. The Company's contributions to the plan during fiscal years 2013, 2012 and 2011 were $1,115, $1,190 and $1,117, respectively.
The Company has defined benefit pension and retirement plans in other geographical locations. However these pension programs are not material to the Consolidated Financial Statements.
The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During fiscal years 2013, 2012 and 2011, the Company contributed $1,365, $1,252 and $1,145, respectively.

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
As of November 30, 2013 and 2012, the deferred compensation liability balances were $13,013 and $13,870, respectively. Of the above deferred balances, $6,381 and $7,593, respectively, have been invested in equity securities, hedge funds and private equity funds. The Company has recorded a gain of $1,868, a gain of $2,585 and a loss of $1,101 for the fiscal years ended November 30, 2013, 2012 and 2011, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 18—INCOME TAXES:
The sources of income before the provision for income taxes and non-controlling interest are as follows:

	Fiscal Years Ended November 30,
	2013	2012	2011
United States	$201,386	$188,800	$184,768
Foreign	36,666	47,753	44,950
	$238,052	$236,553	$229,718

The provisions for income taxes consist of the following:

	Fiscal Years Ended November 30,
	2013	2012	2011
Current tax provision:
Federal	$78,828	$56,605	$49,937
State	12,226	11,696	11,140
Foreign	6,709	9,615	9,543
	$97,763	$77,916	$70,620
Deferred tax provision (benefit):
Federal	$(11,650)	$5,940	$9,735
State	(778)	295	(1,186)
Foreign	395	(101)	(4)
	$(12,033)	$6,134	$8,545

Total tax provision	$85,730	$84,050	$79,165
The following presents the breakdown between current and non-current net deferred tax assets:

	As of November 30,
	2013	2012
Deferred tax assets - current	$22,031	$23,390
Deferred tax assets - non-current	7,867	619
Deferred tax liabilities - current	(873)	(811)
Deferred tax liabilities - non-current	(3,047)	(9,265)
Total net deferred tax assets	$25,978	$13,933

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Net deferred tax assets and liabilities consist of the following:

	As of November 30,
	2013	2012
Assets:
Inventory reserves	$4,074	$4,315
Allowance for doubtful accounts and sales return reserves	7,192	7,392
Other reserves and accruals	8,810	7,868
State tax credits	1,984	2,399
Deferred compensation	5,278	5,703
Net operating losses	15,307	17,963
Deferred revenue	836	513
Foreign tax credit	152	1,744
Share-based compensation expense	4,172	3,606
Unrealized losses on investments	60	554
Capital loss carryforward	44	300
Other	—	586
Gross deferred tax assets	47,909	52,943
Valuation allowance	(7,340)	(6,422)
Total deferred tax assets	$40,569	$46,521
Liabilities:
Depreciation and amortization	$(6,656)	$(7,939)
Convertible debt interest	—	(14,495)
Intangible assets	(6,581)	(9,730)
Unrealized gains on forward contracts	(680)	—
Other	(674)	(424)
Total deferred tax liabilities	$(14,591)	$(32,588)

Net deferred tax assets	$25,978	$13,933
The valuation allowance relates primarily to state credits and certain foreign net operating loss carry forward. The Company's assessment is that it is not more likely than not that these deferred tax assets will be realized.
A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.1	3.0	2.6
Foreign taxes	(3.0)	(3.1)	(2.9)
Other	0.9	0.6	(0.2)
Effective income tax rate	36.0%	35.5%	34.5%
The Company's U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested to fund international expansion. Accordingly, the Company has not provisioned U.S. taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested. The Company estimates that its total undistributed earnings upon which it has not provided deferred tax is approximately $262,900 as of November 30, 2013. It is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

As of November 30, 2013, the Company had net operating loss carry forward of approximately $21,100 and $12,100 for federal and state purposes, respectively. The federal net operating loss carry forward will start expiring in fiscal year ending November 30, 2021 if not used and the state net operating loss carry forward will start expiring in fiscal year ending November 30, 2016 if not used. The Company also had $51,300 of foreign net operating loss carry forward, mostly from Infotec Japan that will also start expiring in fiscal year ending November 30, 2014 if not used. In addition, the Company has $1,400 of various federal and state income tax credit carry forward that if not used, will begin expiring in fiscal year ending November 30, 2018.
The Company enjoys tax holidays in certain jurisdictions including China, Costa Rica, Nicaragua, and Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. These tax holidays are in effect currently and scheduled to expire starting 2014 if not extended. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2013, 2012, and 2011 were approximately $0.04 to $0.05, $0.02 to $0.03 and $0.03 to $0.04 respectively.
The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2013, 2012, and 2011 were as follows:

Balance as of November 30, 2010	$10,514
Additions based on tax positions related to the current year	2,113
Additions for tax positions of prior years	8,043
Reductions for tax positions of prior years	(397)
Lapse of statute of limitations	(1,273)
Balance as of November 30, 2011	19,000
Additions based on tax positions related to the current year	1,888
Additions for tax positions of prior years	621
Reductions for tax positions of prior years	(364)
Lapse of statute of limitations	(1,226)
Changes due to translation of foreign currencies	76
Balance as of November 30, 2012	19,995
Additions based on tax positions related to the current year	2,574
Additions for tax positions of prior years	343
Reductions for tax positions of prior years	(301)
Lapse of statute of limitations	(781)
Changes due to translation of foreign currencies	27
Balance as of November 30, 2013	$21,857

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the United States, the Company is subject to examination and audits by tax authorities for tax years after fiscal year ended 2008. The Company is not aware of any tax audits in other jurisdictions. The Company is currently under examination by the IRS for its Federal income tax returns for fiscal years ended November 2009 and 2010. As of November 30, 2013, the Company is unable to estimate the range of any possible adjustments due to uncertainty in the timing of the resolution of the audit. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2013 will materially change in the next twelve months.
As of November 30, 2013, the total uncertain tax position is $21,857, of which $20,946 of the unrecognized tax benefits, net of federal benefit would affect the effective tax rate if realized. The Company's policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2013 and 2012, the Company had accrued $2,535 and $1,730, respectively, in income taxes payable related to accrued interest.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 19—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2024. Future minimum rental obligations under non-cancellable lease agreements as of November 30, 2013 were as follows:

Fiscal Years Ending November 30,
2014	$23,826
2015	21,106
2016	15,258
2017	11,909
2018	6,917
thereafter	12,194
Total minimum lease payments	$91,210

Rent expense for the years ended November 30, 2013, 2012 and 2011 amounted to $22,596, $22,906 and $22,600, respectively.
The Company was contingently liable as of November 30, 2013 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 10—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2013 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, the Company is involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is not currently involved in any material proceedings.
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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2013. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal Year 2013 Three Months Ended				Fiscal Year 2012 Three Months Ended
Statements of Operations Data: (currency and share amounts in thousands except per share amounts)	Feb. 29, 2013	May 31, 2013	Aug. 31, 2013	Nov. 30, 2013	Feb. 29, 2012	May 31, 2012	Aug. 31, 2012	Nov. 30, 2012
Revenue	$2,460,839	$2,591,361	$2,733,913	$3,059,051	$2,460,694	$2,482,799	$2,576,948	$2,765,066
Cost of revenue	(2,304,752)	(2,436,571)	(2,569,633)	(2,879,238)	(2,291,422)	(2,326,363)	(2,425,019)	(2,585,966)
Gross profit	156,087	154,790	164,280	179,813	169,272	156,436	151,929	179,100
Selling, general and administrative expenses	(100,147)	(102,826)	(100,781)	(110,388)	(105,284)	(97,115)	(94,878)	(104,448)
Income before non-operating items, income taxes and noncontrolling interest	55,940	51,964	63,499	69,425	63,988	59,321	57,051	74,652
Interest expense and finance charges, net	(5,493)	(4,863)	(2,983)	(3,776)	(6,035)	(5,519)	(5,809)	(5,567)
Other income (expense), net	1,261	528	12,159	391	2,099	(382)	890	1,864
Income before income taxes and noncontrolling interest	51,708	47,629	72,675	66,040	60,052	53,420	52,132	70,949
Provision for income taxes	(18,317)	(16,837)	(26,042)	(24,534)	(20,898)	(18,590)	(17,306)	(27,256)
Net income	33,391	30,792	46,633	41,506	39,154	34,830	34,826	43,693
Net (income) loss attributable to noncontrolling interest	(22)	(23)	(22)	(18)	(931)	(456)	313	(53)
Net income attributable to SYNNEX Corporation	$33,369	$30,769	$46,611	$41,488	$38,223	$34,374	$35,139	$43,640
Net income per share attributable to SYNNEX Corporation:
Basic	$0.91	$0.84	$1.26	$1.12	$1.05	$0.94	$0.96	$1.19
Diluted	$0.88	$0.81	$0.19	$1.10	$1.02	$0.90	$0.93	$1.16
Weighted-average common shares outstanding - basic	36,663	36,783	36,965	37,139	36,303	36,607	36,700	36,726
Weighted-average common shares outstanding - diluted	38,030	37,869	37,559	37,741	37,632	38,348	37,917	37,733
     Earnings per share (“EPS”) for each quarter are computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average of shares outstanding during the fiscal year. The sum of EPS for each of the four quarters may not equal the EPS for the fiscal year. In addition, for the three months ended August 31, 2013 the numerator for the computation of EPS was adjusted for dilutive changes in the estimated value of the conversion premium of the Company's convertible debt from May 31, 2013 through the final settlement dates. The adjustment to the numerator had the effect of reducing the Company's EPS by $1.05 for the three months ended August 31, 2013.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2013, 2012 and 2011
(in thousands)

	Balances at Beginning of Fiscal Year	Additions Charged to Revenue and Expense	Additions from Acquisitions	Reclassifications, Write-offs and Deductions	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2011
Allowance for sales returns-gross	$32,525	$10,410	$—	$(7,460)	$35,475
Allowance for deferred tax assets	3,862	485	3,642	—	7,989
Fiscal Year Ended November 30, 2012
Allowance for sales returns-gross	$35,475	$6,394	$—	$611	$42,480
Allowance for deferred tax assets	7,989	(1,044)	—	(523)	6,422
Fiscal Year Ended November 30, 2013
Allowance for sales returns-gross	$42,480	$33,266	$—	$(1,030)	$74,716
Allowance for deferred tax assets	6,422	(1,031)	—	1,949	7,340

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
Item 9B. Other Information
None.

PART III

Item 10.     Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders to be held on March 25, 2014 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders	934,000	(1)	$26.88	2,627,994	(2)(3)
___________________________________________

(1)
Includes the number of shares to be issued under our Amended and Restated 2003 Stock Incentive Plan (“2003 Stock Incentive Plan”) and the 2013 Stock Incentive Plan. Please see Note 4 - Stockholders' Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2003 Stock Incentive Plan and the 2013 Stock Incentive Plan.

(2)
Includes the number of shares reserved for issuance under our 2013 Stock Incentive Plan. The number of shares authorized for issuance under our 2013 Stock Incentive Plan will not exceed the sum of (1) 1,696,409 shares of common stock plus (2) any shares under the 2003 Stock Incentive Plan that are subject to outstanding awards to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to a maximum of 2,750,000 shares. Please see Note 4 - Stockholders' Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2013 Stock Incentive Plan.

(3)
Includes 47,829 shares available-for-sale pursuant to our 2003 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. Please see Note 4-Stockholders' Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2003 Employee Stock Purchase Plan.

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
2.01
Master Asset Purchase Agreement dated as of September 10, 2013, by and between the Company and International Business Machines Corporation, a New York corporation (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on September 10, 2013).

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

10.2#	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

10.3#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008).

Exhibit Number	Description of Document
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

10.7
Credit Agreement, dated as of November 27, 2013, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on November 27, 2013).

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

10.13#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.14#	Offer Letter between the Company and Marshall Witt dated April 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.15#
Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008).

10.16#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.17#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.18#	2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.19#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.20#	Form of Notice of Restricted Stock Unit Award (Performance Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).

Exhibit Number	Description of Document

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

10.30
Omnibus amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sales and Servicing Agreement, dated as of September 25, 2013, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 25, 2013).

10.31#	Offer Letter between the Company and Thomas Alsborg dated November 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2012).

10.32#
Amendment to the Notice of Stock Option Grant and Stock Option Agreement dated November 8, 2012 between the Company and Thomas Alsborg (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012).

10.33#
Amendment to the Notice of Restricted Stock Award and Restricted Stock Agreement dated November 8, 2012 between the Company and Thomas Alsborg.(incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012).

10.34
Facility Agreement dated as of December 7, 2012, by and among SYNNEX Infotec Corporation, the lenders party thereto, The Royal Bank of Scotland PLC as Agent and DB Trust Company Limited Japan as Security Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2012).

10.35#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.36#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013).

Exhibit Number	Description of Document

10.37
Omnibus amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sales and Servicing Agreement, dated as of September 25, 2013, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2013).

10.38
Second Omnibus amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sales and Servicing Agreement, dated as of November 27, 2013, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 27, 2013).

10.39	Amendment Agreement dated as of December 12, 2013, by and among SYNNEX Infotec Corporation, the Company and The Royal Bank of Scotland PLC as Agent.

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 91 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: January 27, 2014

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Murai and Marshall Witt, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kevin M. Murai	President and Chief Executive Officer (Principal Executive Officer) and Director	January 27, 2014
Kevin M. Murai

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 27, 2014
Marshall W. Witt

/s/ Dwight A. Steffensen	Chairman of the Board	January 27, 2014
Dwight A. Steffensen

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 27, 2014
Matthew F.C. Miau

/s/ Fred A. Breidenbach	Director	January 27, 2014
Fred A. Breidenbach

/s/ Hau Lee	Director	January 27, 2014
Hau Lee

/s/ Dennis Polk	Director	January 27, 2014
Dennis Polk

/s/ Gregory L. Quesnel	Director	January 27, 2014
Gregory L. Quesnel

/s/ Thomas S. Wurster	Director	January 27, 2014
Thomas S. Wurster

/s/ Duane E. Zitzner	Director	January 27, 2014
Duane E. Zitzner

/s/ Andrea M. Zulberti	Director	January 27, 2014
Andrea M. Zulberti

EXHIBIT INDEX

Exhibit Number	Description of Document
2.01
Master Asset Purchase Agreement dated as of September 10, 2013, by and between the Company and International Business Machines Corporation, a New York corporation (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on September 10, 2013).

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

10.7
Credit Agreement, dated as of November 27, 2013, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on November 27, 2013).

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

10.13#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

Exhibit Number	Description of Document

10.14#	Offer Letter between the Company and Marshall Witt dated April 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

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

10.30
Omnibus amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sales and Servicing Agreement, dated as of September 25, 2013, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2013).

10.31#	Offer Letter between the Company and Thomas Alsborg dated November 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2012).

10.32#
Amendment to the Notice of Stock Option Grant and Stock Option Agreement dated November 8, 2012 between the Company and Thomas Alsborg (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012).

10.33#
Amendment to the Notice of Restricted Stock Award and Restricted Stock Agreement dated November 8, 2012 between the Company and Thomas Alsborg (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012).

10.34
Facility Agreement dated as of December 7, 2012, by and among SYNNEX Infotec Corporation, the lenders party thereto, The Royal Bank of Scotland PLC as Agent and DB Trust Company Limited Japan as Security Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2012).

10.35#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.36#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013).

10.37
Omnibus amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sales and Servicing Agreement, dated as of September 25, 2013, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2013).

10.38
Second Omnibus amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sales and Servicing Agreement, dated as of November 27, 2013, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 27, 2013).

10.39	Amendment Agreement dated as of December 12, 2013, by and among SYNNEX Infotec Corporation, the Company and The Royal Bank of Scotland PLC as Agent.

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 91 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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