Form 10-Q
period 2014-02-28
SYNNEX CORP
filed 2014-04-08
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2014
Common Stock, $0.001 par value	39,099,916

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	February 28, 2014	November 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$148,403	$151,622
Short-term investments	14,007	15,134
Accounts receivable, net	1,556,993	1,593,191
Receivable from related parties	780	146
Inventories	1,225,487	1,095,107
Current deferred tax assets	18,478	22,031
Other current assets	160,541	54,502
Total current assets	3,124,689	2,931,733
Property and equipment, net	168,508	133,249
Goodwill	376,402	188,535
Intangible assets, net	200,542	23,772
Deferred tax assets	366	7,867
Other assets	58,066	40,733
Total assets	$3,928,573	$3,325,889
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$480,881	$252,523
Accounts payable	1,304,717	1,350,040
Payable to related parties	9,902	3,861
Accrued liabilities	225,272	181,325
Income taxes payable	12,008	1,629
Total current liabilities	2,032,780	1,789,378
Long-term borrowings	281,826	65,405
Long-term liabilities	77,027	56,418
Deferred tax liabilities	10,999	3,047
Total liabilities	2,402,632	1,914,248
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 39,450 and 38,052 shares issued as of February 28, 2014 and November 30, 2013, respectively	39	38
Additional paid-in capital	364,319	286,329
Treasury stock, 843 and 842 shares as of February 28, 2014 and November 30, 2013, respectively	(27,522)	(27,450)
Accumulated other comprehensive income	17,092	19,168
Retained earnings	1,171,554	1,133,137
Total SYNNEX Corporation stockholders’ equity	1,525,482	1,411,222
Noncontrolling interest	459	419
Total equity	1,525,941	1,411,641
Total liabilities and equity	$3,928,573	$3,325,889

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2014	February 28, 2013
Revenue	$3,026,984	$2,460,839
Cost of revenue	(2,820,338)	(2,304,752)
Gross profit	206,646	156,087
Selling, general and administrative expenses	(144,696)	(100,147)
Income before non-operating items, income taxes and noncontrolling interest	61,950	55,940
Interest expense and finance charges, net	(4,498)	(5,493)
Other income, net	2,968	1,261
Income before income taxes and noncontrolling interest	60,420	51,708
Provision for income taxes	(21,962)	(18,317)
Net income	38,458	33,391
Net income attributable to noncontrolling interest	(41)	(22)
Net income attributable to SYNNEX Corporation	$38,417	$33,369
Earnings per share attributable to SYNNEX Corporation:
Basic	$1.02	$0.91
Diluted	$1.01	$0.88
Weighted-average common shares outstanding:
Basic	37,656	36,663
Diluted	38,225	38,030

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2014	February 28, 2013
Net income	$38,458	$33,391
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of $0 tax for both the three months ended February 28, 2014 and 2013, respectively	32	239

Cash flow hedging instrument:
Change in unrecognized loss, net of $5 and $0 tax for the three months ended February 28, 2014 and 2013, respectively	(34)	—
Net losses reclassified into earnings	27	—

Foreign currency translation adjustments, net of tax of $522 and $448 for the three months ended February 28, 2014 and 2013, respectively	(2,102)	(10,962)

Other comprehensive loss	(2,077)	(10,723)
Comprehensive income:	36,381	22,668
Comprehensive income attributable to noncontrolling interest	(40)	(14)
Comprehensive income attributable to SYNNEX Corporation	$36,341	$22,654

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net income	$38,458	$33,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,657	4,275
Amortization of intangible assets	5,697	1,953
Accretion of convertible notes discount	—	1,388
Share-based compensation	2,584	2,483
Provision for doubtful accounts	1,838	1,699
Tax benefits from employee stock plans	1,397	240
Excess tax benefit from share-based compensation	(1,333)	(416)
(Gains) losses on investments	229	(569)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	52,032	176,302
Receivable from related parties	(635)	(43)
Inventories	(136,894)	(9,023)
Other assets	(16,127)	(7,200)
Accounts payable	(30,713)	(147,327)
Payable to related parties	6,040	494
Accrued liabilities	39,782	(12,476)
Deferred liabilities	(3,030)	(4,266)
Net cash provided by (used in) operating activities	(35,018)	40,905
Cash flows from investing activities:
Purchase of trading investments	(272)	(155)
Proceeds from sale of trading investments	1,334	927
Acquisition of businesses, net of cash acquired	(390,433)	(877)
Purchase of property and equipment	(4,293)	(3,041)
Loans and deposits to third parties, net of repayments received	831	279
Proceeds from sale of equity-method investee	—	4,153
Changes in restricted cash	4,097	(387)
Net cash provided by (used in) investing activities	(388,736)	899
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	1,126,008	136,735
Payment of securitization and revolving line of credit	(907,044)	(101,967)
Proceeds from long-term credit facility and term loans	225,000	—
Payment of long-term bank loans, capital leases and other borrowings	(260)	(690)
Excess tax benefit from share-based compensation	1,333	416
Increase (decrease) in book overdraft	(28,776)	—
Payment of acquisition-related contingent consideration	(400)	—
Cash paid for repurchase of treasury stock	—	(103)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	2,705	1,249
Payment for purchase of shares of subsidiary from noncontrolling interest	—	(11,400)
Net cash provided by financing activities	418,566	24,240
Effect of exchange rate changes on cash and cash equivalents	1,969	2,331
Net increase (decrease) in cash and cash equivalents	(3,219)	68,375
Cash and cash equivalents at beginning of period	151,622	163,699
Cash and cash equivalents at end of period	$148,403	$232,074

Supplemental disclosure of non-cash investing activities
Fair value of common stock issued for acquisition of business	$71,103	$—

The accompanying notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company offering a comprehensive range of services to resellers, retailers, original equipment manufacturers (“OEMs”), financial and insurance institutions and several other industry verticals worldwide. SYNNEX is headquartered in Fremont, California and has operations in North America, Central America, Asia, Australia and Europe.
The Company operates in two segments: distribution services, hereinafter referred to as Technology Solutions, and global business services, hereinafter referred to as Concentrix. The Technology Solutions segment distributes peripherals, information technology (“IT”) systems, including data center server and storage solutions, system components, software, networking equipment, consumer electronics (“CE”), and complementary products. The Technology Solutions segment also provides systems design and integration services. The Concentrix segment offers a range of global business outsourcing services around process optimization, customer engagement strategy and backoffice automation to customers in various industry verticals.
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2014 and for the three months ended February 28, 2014 and 2013 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2013 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the fiscal year ended November 30, 2013, included in the Company’s Annual Report on Form 10-K for the fiscal year then ended.
The results of operations for the three months ended February 28, 2014 is not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2014, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013. There have been no material changes to these accounting policies, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2013.
Restricted cash
Restricted cash balances relate to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, future payments to contractors for the long-term projects at the Company’s Mexico operation and deposits.
The following table summarizes the restricted cash balances as of February 28, 2014 and November 30, 2013 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of
	February 28, 2014	November 30, 2013
Related to borrowing arrangements and others:
Other current assets	$18,232	$22,349
Related to long-term projects:
Other assets	1,858	1,865
Total restricted cash	$20,090	$24,214

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2014, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 28, 2014, such losses have been within management’s expectations.
In the three months ended February 28, 2014, no customer accounted for 10% or more of the Company's total revenue. In the three months ended February 28, 2013, one customer accounted for 10% of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 28% and 31% for the three months ended February 28, 2014 and 2013, respectively.
As of both February 28, 2014 and November 30, 2013, no customer exceeded 10% of the total consolidated accounts receivable balance.
Revenue recognition
Technology Solutions
The Company generally recognizes revenue on the sale of hardware and software products when they are shipped and on services when they are performed, if a purchase order exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is presented net of taxes collected from customers and remitted to government authorities. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. The Company recognizes revenue on a net basis on certain contracts, including service contracts, post-contract software support services and extended warranty contracts, where it is not the primary obligor, by recognizing the margins earned in revenue with no associated cost of revenue.
Concentrix
The Company recognizes revenue from business process outsourcing service contracts when evidence of an arrangement exists, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Client contract terms typically can span from less than one year to over five years.
Recurring operating costs for services contracts, including costs related to bid and proposal activities, are recognized as incurred. Where a contract requires an up-front investment, which typically includes transition and set-up costs related to systems and processes, costs are amortized on a straight-line basis over the expected period of benefit. Additionally, the Company will defer certain eligible fulfillment costs incurred in the initial phases of the contract. These costs are amortized on a straight-line basis over the expected period of benefit, not to exceed the term of the contract.
Earnings per common share
Earnings per common share-basic is computed by dividing the net income attributable to SYNNEX Corporation for the period by the basic weighted-average number of outstanding common shares.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
It was the Company’s intent to settle the principal amount of the 4% Convertible Senior Notes due 2018 (the "Convertible Senior Notes") in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. In April 2013, the Company decided to settle the payment of the conversion premium in cash as discussed in Note 11 — Convertible Debt. Through April 2013, the Company accounted for the conversion premium using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. From April 2013 through the date of settlement in August 2013, the numerator for the computation of earnings per common share-diluted was adjusted for the changes in the estimated value of the conversion premium until the final settlement date.
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
Effective in the first quarter of fiscal year 2014, the Company realigned its business segments to better serve its global markets and customers. Certain operations of the Company that were previously reported under the Concentrix segment and that primarily provided inter-segment support and IT services have now been aligned with and report into the Technology Solutions segment. The financial information presented herein reflects the impact of the preceding segment structure change for all periods presented.
Recent accounting pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting update that clarifies the applicable guidance for the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets that is a business within a foreign entity. The guidance clarifies that the accounting for the release of cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a business. The accounting update is applicable for fiscal years and interim reporting periods within those years beginning after December 15, 2013 with early adoption permitted. The accounting update will be applicable for the Company in the second quarter of fiscal year 2014.
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
During fiscal year 2014, the following accounting standard was adopted:
In February 2013, the FASB issued an accounting update that requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company adopted the accounting update in the first quarter of fiscal year 2014.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 3—ACQUISITIONS:
Fiscal year 2014 acquisitions
IBM customer care business acquisition
On January 31, 2014, under the terms of a Master Asset Purchase Agreement, the Company completed the initial closing of its acquisition of the assets of the customer care business of International Business Machines Corporation, a New York corporation (“IBM”). The preliminary aggregate purchase price of $503,100 is subject to certain post-closing adjustments. The initial closing represents countries which comprise approximately 80% of the preliminary valuation of the customer care business. The subsequent closings are expected to occur in the second fiscal quarter of 2014, but contractually no later than June 30, 2015, and are subject to customary closing conditions, including regulatory approvals. As of February 28, 2014, the Company had paid $69,000 (recorded in "Other current assets") towards the subsequent closings of the acquisition and expects to pay an additional amount of $40,000 in cash at the final closing.
The acquisition has been integrated into the Concentrix segment and expands the Company's service portfolio, delivery capabilities and geographic reach.
The acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their preliminary fair values as of January 31, 2014. The total preliminary purchase price consideration for the initial closing is as follows:

Preliminary purchase consideration:	Fair Value
Cash payment	$321,000
Stock consideration	71,103
Preliminary fair value of stock awards assumed	1,987
$394,090
The Company issued 1,266 shares of its common stock, at a fair value of $71,103 based on the closing price of the Company’s common stock on the New York Stock Exchange Composite Transactions Tape as of the date of acquisition. Additionally, the Company assumed unvested restricted IBM stock-based awards with a preliminary estimated fair value of $10,052 on the date of acquisition. The Company exchanged the acquisition date fair value of the unvested restricted IBM stock awards of employees with the Company's equity-based awards or cash settled with deferred payouts. The fair value of the replaced IBM awards was based on the market value of the Company’s common stock on the acquisition date. The fair value of the cash settled awards was based on IBM’s stock price on the acquisition date, adjusted for the exclusion of dividend equivalents. Of the equity awards issued, a portion relating to the pre-combination service period was preliminarily allocated to the purchase consideration and the remainder of the preliminary estimated fair value will be expensed over the remaining service periods on a straight-line basis.
The total preliminary purchase price has been allocated between the acquisition of the IBM customer care business and a separate element representing IBM-initiated prepaid compensation plans. Of the total $16,241 prepaid amount, $12,951 is recorded in "Other current assets" and $3,290 in "Other assets" and is being expensed to "Selling, general and administrative expenses" over the service period.
The portion of the preliminary purchase price for the acquisition was allocated to the net tangible and intangible assets based on their preliminary fair values as of January 31, 2014. The excess of the purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities due to the expanded service portfolio delivery capabilities and geographic reach as a result of the acquisition. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income and non-income based taxes and residual goodwill. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the acquisition date during the measurement period and the amount of goodwill that will be deductible for tax purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The total preliminary purchase price allocation is as follows:

Preliminary purchase price allocation:	Fair Value
Accounts receivable	$24,788
Other current assets	23,080
Property, plant and equipment	36,974
Goodwill	186,266
Intangible assets	180,649
Other assets	26,123
Accounts payable	(20,326)
Accrued liabilities	(24,978)
Deferred tax liabilities, non-current	(16,426)
Other long-term liabilities	(22,060)
$394,090
The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Fair Value	Useful Life
Customer contracts	$168,449	10 years
Technology	7,200	3-10 years
Trade names	5,000	5-10 years
Total intangibles acquired	$180,649
During the three months ended February 28, 2014, the IBM customer care business contributed $74,493 of revenue to the Company's total consolidated results of operations. Earnings contributed by the acquired business are not separately identifiable as a result of the Company's integration activities. Acquisition and integration expenses recorded in "Selling, general and administrative expenses" were $8,908 during the three months ended February 28, 2014 and consist of costs incurred to complete the acquisition and integrate the business.
The following unaudited pro forma financial information combines the unaudited Consolidated Results of Operations as if the initial closing of the acquisition of the IBM customer care business had occurred at the beginning of the periods presented and excludes the results of the subsequently closing countries. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles, interest expense incurred on borrowings to fund the acquisition, stock-based compensation expense, other employee-related payments, the related tax effects of the pro forma adjustments and the issuance of shares.
The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal periods presented.

	Three Months Ended
	February 28, 2014	February 28, 2013
Revenue	$3,221,784	$2,791,339
Net income attributable to SYNNEX Corporation	42,512	29,662
Net income from continuing operations per share - basic	$1.10	$0.78
Net income from continuing operations per share - diluted	$1.09	$0.75
Fiscal year 2013 acquisitions
In April 2013, the Company acquired substantially all of the assets of Supercom Canada Limited ("Supercom Canada"), a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

CAD37,593, or US$36,665, in cash, including CAD4,450, or US$4,340, in deferred payments, subject to certain post-closing conditions, payable within 18 months. Subsequent to the acquisition, the Company repaid debt and working capital lines in the amount of US$53,721. Based on the preliminary purchase price allocation, the Company recorded net tangible assets of US$26,912, goodwill of US$5,384 and intangible assets of US$4,369 in relation to this acquisition. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting. The acquisition is integrated into the Technology Solutions segment and has expanded the Company's existing product and service offerings in Canada.
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
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three months ended February 28, 2014 and the Company's Amended and Restated 2003 Stock Incentive Plan, as amended, during the three months ended February 28, 2013 and the grant-date fair value of the awards:

	Three Months Ended
	February 28, 2014		February 28, 2013
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	80	$4,544	2	$54
Restricted stock units	46	2,704	98	3,467
	126	$7,248	100	$3,521
The Company recorded share-based compensation expenses of $2,584 and $2,483 in "Selling, general and administrative expenses" for the three months ended February 28, 2014 and 2013, respectively.

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	February 28, 2014	November 30, 2013
Short-term investments:
Trading securities	$3,741	$4,728
Held-to-maturity securities	8,673	8,753
Cost method investments	1,593	1,653
	$14,007	$15,134

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	February 28, 2014	November 30, 2013
Accounts receivable, net:
Accounts receivable	$1,628,303	$1,681,917
Less: Allowance for doubtful accounts	(14,621)	(14,010)
Less: Allowance for sales returns	(56,689)	(74,716)
	$1,556,993	$1,593,191

	As of
	February 28, 2014	November 30, 2013
Property and equipment, net:
Land	$22,406	$22,665
Equipment and computers	125,914	107,528
Furniture and fixtures	35,288	21,480
Buildings, building improvements and leasehold improvements	122,327	113,777
Construction in progress	933	1,621
Total property and equipment, gross	306,868	267,071
Less: Accumulated depreciation	(138,360)	(133,822)
	$168,508	$133,249

Goodwill:	Technology Solutions	Concentrix	Total
Balance at the beginning of the period	$108,218	$80,317	$188,535
Additions from acquisitions, net of adjustments	—	186,266	186,266
Foreign exchange translation	(1,869)	3,470	1,601
Balance at the end of the period	$106,349	$270,053	$376,402

As discussed in Note 13—Segment Information, in the first quarter of fiscal year 2014, the Company completed a realignment of its business segments. The change has been reflected in the goodwill balances by business segment above for all periods presented.
The additions to "Goodwill" recorded during the three months ended February 28, 2014 relate to the acquisition of IBM customer care business in the Concentrix segment.

Intangible assets, net	As of February 28, 2014			As of November 30, 2013
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,815	$(30,564)	$6,251	$36,815	$(30,180)	$6,635
Customer relationships	222,405	(40,147)	182,258	52,179	(35,379)	16,800
Technology	7,200	(154)	7,046	—	—	—
Other intangible assets	9,435	(4,448)	4,987	4,857	(4,520)	337
	$275,855	$(75,313)	$200,542	$93,851	$(70,079)	$23,772

Amortization expenses were $5,697 and $1,953 for the three months ended February 28, 2014 and 2013, respectively. The increase in intangible assets, net from November 30, 2013 to February 28, 2014 is due to the acquisition of the IBM customer care business in the Concentrix segment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Estimated future amortization expense, which includes the preliminary estimates of amortization for the assets acquired through the initial closing of the IBM customer care acquisition, is as follows:

Fiscal Years Ending November 30,
2014	$43,994
2015	42,093
2016	33,562
2017	25,401
2018	18,422
thereafter	37,070
Total	$200,542
Accumulated other comprehensive income
The components of accumulated other comprehensive income, net of taxes, excluding noncontrolling interests were as follows:

	Losses on cash flow hedges, net of taxes	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized pension and post-retirement benefit costs, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Beginning balance	$—	$543	$(365)	$18,990	$19,168
Other comprehensive income (loss) before reclassifications	(34)	33	—	(2,102)	(2,103)
Net loss reclassified into earnings	27	—	—	—	27
Ending balance	$(7)	$576	$(365)	$16,888	$17,092

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	February 28, 2014			November 30, 2013
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Trading securities	$2,833	$908	$3,741	$3,857	$871	$4,728
Held-to-maturity investments	8,673	—	8,673	8,753	—	8,753
Cost method securities	1,593	—	1,593	1,653	—	1,653
	$13,099	$908	$14,007	$14,263	$871	$15,134
Long-term investments in other assets:
Available-for-sale securities	$961	$412	$1,373	$909	$366	$1,275
Cost-method investments	4,968	—	4,968	4,981	—	4,981

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Short-term cost-method securities primarily

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

consist of investments in a hedge fund under the Company’s deferred compensation plan. Long-term cost-method investments consist of investments in equity securities of private entities.
Trading securities and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of the cost-method investments is based on the published fund values or an internal valuation of the investee.
The following table summarizes the total gains and losses recorded in “Other income, net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments:

	Three Months Ended
	February 28, 2014	February 28, 2013
Gain on trading investments	$59	$569

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
As part of its risk management strategy, the Company uses short-term forward contracts to minimize its balance sheet exposure to foreign currency risk. These forward-exchange contracts are not designated as hedging instruments. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change.
The Company enters into forward contracts to protect against the foreign currency risk relating to its forecasted revenue denominated in currencies other than the functional currency of the selling entity. These forward contracts are designated at inception as cash flow hedges. The Company initially records the effective portion of the gain or loss in "Accumulated other comprehensive income" and subsequently reclassifies these amounts into revenue in the period during which the underlying sale is recognized.
Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 8.
The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of February 28, 2014 and November 30, 2013:

		Fair Value as of
		February 28, 2014	November 30, 2013
Derivative instruments designated as hedging instruments
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$12	$—
Derivative instruments not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,540	$2,386
Foreign exchange contracts	Other current liabilities	572	80
The notional amounts of the foreign exchange forward contracts that were outstanding as of February 28, 2014 and November 30, 2013 were $269,632 and $158,950, respectively. The notional amounts represent the gross amounts of foreign

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

currency that will be bought or sold at maturity. In relation to its forward contracts not designated as hedging instruments, the Company recorded gains of $3,969 and $3,428 in “Other income (expense), net” during the three months ended February 28, 2014 and 2013, respectively. In relation to its forward contracts designated as cash flow hedging instruments, the Company recorded a loss of $39 in "Accumulated other comprehensive income" and reclassified a loss of $27 into revenue during the three months ended February 28, 2013.

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2014				As of November 30, 2013
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$25,867	$25,867	$—	$—	$28,779	$28,779	$—	$—
Trading securities	3,741	3,741	—	—	4,728	4,728	—	—
Available-for-sale securities in other assets	1,373	1,373	—	—	1,275	1,275	—	—
Forward foreign currency exchange contracts	1,540	—	1,540	—	2,386	—	2,386	—
Liabilities:
Forward foreign currency exchange contracts	$584	$—	$584	$—	$80	$—	$80	$—
Acquisition-related contingent consideration	2,527	—	—	2,527	2,996	—	—	2,996

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
The acquisition-related contingent consideration liability represents the future potential earn-out payments relating to acquisitions. The fair values of the contingent consideration liabilities are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. The change in the carrying value of the liability is primarily due to $400 paid to the sellers, during the three months ended February 28, 2014, for the achievement of earn-out targets.
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
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

During the three months ended February 28, 2014, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). Until September 2013, the Company’s subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”). In September 2013, the Company amended the U.S Arrangement to increase the commitment of the lenders to $500,000. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000 to a maximum commitment of $600,000. The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of February 28, 2014 and November 30, 2013, there were $380,000 and $144,000, respectively, of borrowings outstanding under the U.S. Arrangement.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 28, 2014	February 28, 2013
Net sales financed	$281,990	$186,335
Flooring fees(1)	1,569	1,227
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of February 28, 2014 and November 30, 2013, accounts receivable subject to flooring agreements were $57,578 and $89,589, respectively.
Infotec Japan has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected as of February 28, 2014 and November 30, 2013 were $12,775 and $13,862, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2014	November 30, 2013
SYNNEX U.S. securitization	$380,000	$144,000
SYNNEX U.S. credit agreement	225,000	—
SYNNEX Canada term loan	6,947	7,419
Infotec Japan credit facility	120,849	136,679
Other borrowings and capital leases	29,911	29,830
Total borrowings	762,707	317,928
Less: Current portion	(480,881)	(252,523)
Non-current portion	$281,826	$65,405
SYNNEX U.S. securitization
The Company's subsidiary which is the borrower under the U.S Arrangement can borrow up to a maximum of $500,000 under its U.S. Arrangement, secured by U.S. Receivables. See Note 9—Accounts Receivable Arrangements. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes the prevailing dealer commercial paper rates and LIBOR, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment. As of February 28, 2014 and November 30, 2013, the outstanding balances under the U.S. arrangement were $380,000 and $144,000, respectively.
SYNNEX U.S. credit agreement
In November 2013, the Company entered into a senior secured credit agreement (the “U.S. Credit Agreement”) which is comprised of $275,000 in a revolving credit facility and a term loan in an aggregate principal amount not to exceed $225,000 The Company may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125,000. The U.S. Credit Agreement matures in November 2018.
Interest on borrowings under the Credit Agreement can be based on LIBOR or a base rate at the Company's option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.75% to 2.25%, based on the Company's consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on the Company's consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement.
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
There were $225,000 borrowings outstanding under the term loan component of the U.S. Credit Agreement as of February 28, 2014. In addition, there was $1,500 outstanding as of February 28, 2014 in standby letters of credit under the U.S. Credit Agreement. There were no borrowings outstanding under the U.S. Credit Agreement as of November 30, 2013.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a financial institution (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an accordion

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of US$5,000 for the issuance of standby letters of credit. As of both February 28, 2014 and November 30, 2013, there were no letters of credit outstanding.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. There was no borrowing outstanding under the Canadian Revolving Arrangement as of both February 28, 2014 and November 30, 2013.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of February 28, 2014 and November 30, 2013 were $6,947 and $7,419, respectively.
Infotec Japan credit facility
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY8,000,000 short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin that was 1.90% per annum, however, in December 2013, the Company amended the credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.50% per annum. In December 2013, the Company amended this credit agreement to lower this fee to 0.10% per annum. This credit facility expires in December 2016. As of February 28, 2014 and November 30, 2013, the balance outstanding under the credit facility was $120,849 and $136,679, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. The Company has issued a guarantee to cover up to 110% of the outstanding principal amount obligations of Infotec Japan to the lenders.
Other borrowings and capital leases
In September 2013, Infotec Japan established a short-term revolving credit facility of JPY2,000,000 with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of February 28, 2014 and November 30, 2013, the balances outstanding under this credit facility were $19,650 and $19,526, respectively.
Infotec Japan has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of February 28, 2014 and November 30, 2013, the balances outstanding under this credit facility were $9,826 and $9,763, respectively.
As of February 28, 2014 and November 30, 2013, the Company also had $435 and $541, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Future principal payments
Future principal payments under the above loans and capital leases as of February 28, 2014 are as follows:

Fiscal Years Ending November 30,
2014	$480,674
2015	12,052
2016	23,282
2017	82,258
2018	161,164
Thereafter	3,277
$762,707
Interest expense and finance charges
For the three months ended February 28, 2014 and 2013, the total interest expense and finance charges for the Company's borrowings were $5,593 and $6,556, respectively. The interest expense for the three months ended February 28, 2013 includes non-cash interest expenses of $1,388 for the 4% Convertible Senior Notes due May 2018 (the "Convertible Senior Notes"). The variable interest rates ranged between 0.61% and 3.75% during the three months ended February 28, 2014 and between 0.67% and 3.53% during the three months ended February 28, 2013.
Covenants compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Revolver, the Canadian Revolving Arrangement and the Infotec Japan credit facility, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. They also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate.
Guarantees
The Company has issued guarantees to certain vendors, customers and lenders of its subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of February 28, 2014 and November 30, 2013 were $366,297 and $364,744, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,624 during the three months ended February 28, 2013. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $1,388 for the three months ended February 28, 2013.

NOTE 12—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28, 2014	February 28, 2013
Numerator:
Net income attributable to SYNNEX Corporation	$38,417	$33,369

Denominator:
Weighted-average common shares - basic	37,656	36,663
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	569	520
Conversion spread of convertible debt	—	847
Weighted-average common shares - diluted	38,225	38,030

Earnings per share attributable to SYNNEX Corporation:
Basic	$1.02	$0.91
Diluted	$1.01	$0.88
During the three months ended February 28, 2013, the Company accounted for the conversion premium of the Convertible Senior Notes using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. The Convertible Senior Notes were settled in August 2013 as discussed in Note 11- Convertible Debt.
Options to purchase 12 and 19 shares during the three months ended February 28, 2014 and 2013, have not been included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 13—SEGMENT INFORMATION:
Operating segments
Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.
The Company operates in two segments the distribution services segment, hereinafter referred to as "Technology Solutions" and the GBS segment hereinafter referred to as "Concentrix." The Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, CE, and complementary products. The Technology Solutions segment also provides systems design and integration services.
The Concentrix segment offers a range of global business services focused on process optimization, customer engagement strategy and backoffice automation to clients in various industry verticals. The portfolio of services offered by this segment are comprised of end-to-end process outsourcing services that are delivered through omni-channels including both voice and non voice. They range from end-to-end process outsourcing to customers in various industry verticals. Clients include corporations in the automotive, banking and financial services, healthcare and pharmaceutical, insurance, media and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

communications, retail and ecommerce, consumer electronics, technology, travel and telecommunications industries and the government and public sector.
Effective in the first quarter of 2014, the Company realigned its business segments. Certain operations of the Company that were previously reported under the Concentrix segment and that provided inter-segment support and IT services to the Technology Solutions segment have now been aligned with and report into the Technology Solutions segment. The Concentrix segment includes the legacy Concentrix business and the newly acquired IBM customer care business. The financial information presented herein reflects the impact of the segment structure change for all periods presented.
Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2014 and 2013 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended February 28, 2014
Revenue	$2,902,907	$126,965	$(2,888)	$3,026,984
Income (loss) from operations before non-operating items, income taxes and noncontrolling interest	63,531	(1,779)	198	61,950
Three months ended February 28, 2013
Revenue	2,418,916	44,350	(2,427)	2,460,839
Income from operations before non-operating items, income taxes and noncontrolling interest	53,536	2,424	(20)	55,940

Total assets as of February 28, 2014	$3,750,868	$777,417	$(599,712)	$3,928,573
Total assets as of November 30, 2013	3,271,804	273,135	(219,050)	3,325,889
Inter-segment elimination represents services and transactions generated between our reportable segments that are eliminated on consolidation.
Segment by geography
The Company's sources of revenue are primarily from North America. The United States and Canada are included in the “North America” operations. Australia, China, India, Japan and the Philippines are included in “Asia-Pacific” operations and Europe, Mexico and Central America are included in “Other” operations. The revenues attributable to countries are based on geography of entities from where the products are distributed and from where customer service contracts are managed.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Shown below is summarized financial information related to the geographic areas in which the Company operated during the three months ended February 28, 2014 and 2013:

	Three Months Ended
	February 28, 2014	February 28, 2013
Revenue:
North America	$2,580,253	$2,129,513
Asia-Pacific	391,824	311,624
Other	54,907	19,702
	$3,026,984	$2,460,839

	As of
	February 28, 2014	November 30, 2013
Property and equipment, net:
North America	$99,099	$95,344
Asia-Pacific	49,863	19,853
Other	19,546	18,052
	$168,508	$133,249
Revenue in the United States was approximately 72% and 74% of the total revenue for the three months ended February 28, 2014 and 2013, respectively. Revenue in Canada was approximately 13% of total revenue for both the three months ended February 28, 2014 and 2013. Revenue in Japan was approximately 12% of the total revenue for both the three months ended February 28, 2014 and 2013.
Net property and equipment in the United States was approximately 49% and 59% of the total as of February 28, 2014 and November 30, 2013, respectively. Net property and equipment in the Philippines represented 16% and 6% of the total as of February 28, 2014 and November 30, 2013, respectively. Net property and equipment in Canada was approximately 10% and 13% of the total as of February 28, 2014 and November 30, 2013, respectively. As of both February 28, 2014 and November 30, 2013, no other country represented more than 10% of the total net property and equipment.

NOTE 14—RELATED PARTY TRANSACTIONS:
The Company had a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became the Company's primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation ("MiTAC Holdings") was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings. As of February 28, 2014 and November 30, 2013, MiTAC Holdings and its affiliates beneficially owned approximately 25% and 26% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of February 28, 2014. These shares are owned by the following entities:

As of February 28, 2014
MiTAC Holdings (1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 442 shares directly held by Matthew Miau.

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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $18,885 and $5,324 during the three months ended February 28, 2014 and 2013, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three months ended February 28, 2014 and 2013, totaled $862 and $1,363, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $16 and $931 during the three months ended February 28, 2014 and 2013, respectively.
The Company’s business relationship with MiTAC Holdings has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. The Company negotiates manufacturing, pricing and other material terms on a case-by-case basis with MiTAC Holdings and its contract assembly customers for a given project. While MiTAC Holdings is a related party and a controlling stockholder, the Company believes that the significant terms under its arrangements with MiTAC Holdings, including pricing, do not materially differ from the terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with the Company.

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
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The components of net periodic pension costs pertaining to the Company's single employer benefit plan during the three months ended February 28, 2014 and 2013 were as follows:

	Three Months Ended
	February 28, 2014	February 28, 2013
Service cost	$158	$161
Interest cost	35	41
Expected return on plan assets	(17)	(16)
Net periodic pension costs	$176	$186
During the three months ended February 28, 2014 and 2013, the Company contributed $149 and $173, respectively, to the single-employer benefit plan.
Following the Company's acquisition of the IBM customer care business, certain employees of the acquired business are covered by defined benefit pension plans. The pension costs recorded during the three months ended February 28, 2014 were not material to the financial statements.

NOTE 16—EQUITY:
Share repurchase program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. As of February 28, 2014 the Company had purchased 361 shares for a total cost of $11,340. No purchases were made during the three months ended February 28, 2014.
The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the three months ended February 28, 2014 and February 28, 2013 is presented below:

	Three Months Ended February 28, 2014			Three Months Ended February 28, 2013
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance of equity:	$1,411,222	$419	$1,411,641	$1,319,023	$332	$1,319,355
Issuance of common stock on exercise of options	2,449	—	2,449	1,041	—	1,041
Issuance of common stock for employee stock purchase plan	328	—	328	308	—	308
Tax benefit from employee stock plans	1,397	—	1,397	240	—	240
Taxes paid for the settlement of equity awards	(72)	—	(72)	(99)	—	(99)
Shares and employee stock awards issued for acquisition of IBM customer care business	71,233	—	71,233	—	—	—
Share-based compensation	2,584	—	2,584	2,483	—	2,483
Repurchase of treasury stock	—	—	—	(103)	—	(103)
Comprehensive income:
Net income	38,417	41	38,458	33,369	22	33,391
Other comprehensive income:
Changes in unrealized gains (losses) on available-for-sale securities	33	(1)	32	239	—	239
Net change in unrealized loss on cash flow hedge	(7)	—	(7)	—	—	—
Foreign currency translation adjustments	(2,102)	—	(2,102)	(10,954)	(8)	(10,962)
Total other comprehensive income	(2,076)	(1)	(2,077)	(10,715)	(8)	(10,723)
Total comprehensive income	36,341	40	36,381	22,654	14	22,668
Ending balance of equity:	$1,525,482	$459	$1,525,941	$1,345,547	$346	$1,345,893

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of February 28, 2014 under agreements to repurchase repossessed inventory acquired by Flooring Companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2014 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, the Company is involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is not currently involved in any material proceedings.
In January 2014, the Company received a Civil Investigative Demand in connection with a Federal Trade Commission investigation concerning the use of a database program that has operated for several years under the auspices of the Global Technology Distribution Council ("GTDC"), a trade group of which the Company is a member. Certain GTDC members who participate in the program provide sales data to a third party independent contractor chosen by the GTDC. The contractor aggregates the data and makes it available to program participants. The Company understands that other GTDC members participating in the program have received similar Civil Investigative Demands.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs, and timing of our acquisitions, including our acquisition of the customer care business of International Business Machines Corporation, or IBM, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan, expansion of our operations, including our Concentrix business, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our tax rates, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, offering a comprehensive range of services to resellers, retailers, original equipment manufacturers, or OEMs, financial and insurance institutions and several other industry verticals worldwide. Our primary business process services are wholesale IT distribution and global business services. We operate in two segments: distribution services, hereinafter referred to as Technology Solutions, and global business services, hereinafter referred to as Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, CE, and complementary products. Within our Technology Solutions services segment, we also provide systems design and integration services. Our Concentrix segment offers a range of global business services around process optimization, customer engagement strategy and backoffice automation to customers in various industry verticals.
On January 31, 2014, under the terms of a Master Asset Purchase Agreement, we completed the initial closing of our acquisition of the assets of the customer care business of International Business Machines Corporation, or IBM. The preliminary aggregate purchase price of $503.1 million is subject to certain post-closing adjustments. The initial closing represents countries which comprise approximately 80% of the preliminary valuation of the customer care business. The subsequent closings are expected to occur in the second fiscal quarter of 2014, but contractually no later than June 30, 2015, and are subject to customary closing conditions, including regulatory approvals. As of February 28, 2014, we have paid $69.0 million towards the subsequent closings of the acquisition and expect to pay an additional amount of $40.0 million in cash at the final closing. The acquisition has been integrated into our Concentrix segment. The acquisition in its entirety, including subsequent closures, is anticipated to add approximately 33,000 employees in six continents, providing business process outsourcing delivery capabilities in over 40 languages to approximately 170 customers in 36 countries.
We combine our core strengths in distribution with our customer engagement services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of February 28, 2014, we had approximately 49,000 full-time, contractors and temporary employees worldwide.

From a geographic perspective, approximately 85% and 87%, of our total revenue was from North America for the three months ended February 28, 2014 and 2013, respectively.
In our Technology Solutions segment, we purchase peripherals, IT systems, system components, software, networking equipment, including CE and complementary products from our primary suppliers such as Hewlett-Packard Company, or HP, Lenovo, AsusTek Computer Inc., Beats Electronics LLC and Seagate Technologies LLC and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In Technology Solutions, we also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, within our Technology Solutions segment, we provide our customers with systems design and integration services for data center servers and storage solutions built specific to our customers' datacenter environments.
In our Concentrix segment, our portfolio of services includes end to end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums. Our clients include corporations in the automotive, banking and financial services, healthcare and pharmaceutical, insurance, media and communications, retail and ecommerce, consumer electronics, technology and travel and telecommunications industries and the government and public sector.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three months ended February 28, 2014 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 and Note 2 of the financial statements.
Recent Acquisitions and Divestitures
We continually seek to augment our product and service offerings through both internal expansion and strategic acquisitions of businesses and assets that complement and expand our global operational capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. Our historical acquisitions have extended the geographic reach of our operations, particularly in targeted markets, and have diversified and expanded the services we provide to our OEM suppliers and customers. Our prior acquisitions have brought us new reseller and retail customers, OEM suppliers, product lines and service offerings and technological capabilities. We account for acquisitions using the purchase method of accounting and include acquired entities within our Consolidated Financial Statements from the closing date of the acquisition.
Acquisitions during fiscal year 2014
IBM customer care business acquisition
On January 31, 2014, under the terms of a Master Asset Purchase Agreement, we completed the initial closing of our acquisition of the assets of the customer care business of IBM. The preliminary aggregate purchase price of $503.1 million is subject to certain post-closing adjustments. The initial closing represents countries which comprise approximately 80% of the preliminary valuation of the customer care business. The subsequent closings are expected to occur in the second fiscal quarter of 2014, but contractually, no later than June 30, 2015, and are subject to customary closing conditions, including regulatory approvals. As of February 28, 2014, we have paid $69.0 million (recorded in other current assets) towards the subsequent closings of the acquisition and expect to pay an additional amount of $40.0 million in cash at the final closing. We issued 1,266,357 shares of our common stock at a fair value of $71.1 million based on the closing price of our common stock on the date of acquisition.
The estimated purchase price allocation consisted of $27.2 million of net tangible assets, $180.6 million of intangible assets and $186.3 million of goodwill. The purchase price allocation is preliminary, subject to finalization of valuation procedures.
The acquisition has been integrated into the Concentrix segment and extends our service portfolio, delivery capabilities and geographic reach.

Acquisitions during fiscal year 2013
In April 2013, we acquired substantially all of the assets of Supercom Canada Limited or Supercom Canada, a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD37.6 million, or US$36.7 million, in cash, including approximately CAD4.5 million, or US$4.3 million, in deferred payments, subject to certain post-closing conditions, payable within 18 months. Subsequent to the acquisition, we repaid debt and working capital lines in the amount of US$53.7 million. Based on the preliminary purchase price allocation, we recorded net tangible assets of US$26.9 million, goodwill of US$5.4 million and intangible assets of US$4.4 million in relation to this acquisition. The determination of the fair value of the assets and liabilities acquired is preliminary and subject to the finalization of more detailed analysis. The acquisition is integrated into the Technology Solutions segment and has expanded our existing product and service offerings in Canada.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended
	February 28, 2014	February 28, 2013
Revenue	100.00%	100.00%
Cost of revenue	(93.17)	(93.66)
Gross profit	6.83	6.34
Selling, general and administrative expenses	(4.78)	(4.07)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.05	2.27
Interest expense and finance charges, net	(0.15)	(0.22)
Other income, net	0.10	0.05
Income from operations before income taxes and noncontrolling interest	2.00	2.10
Provision for income taxes	(0.73)	(0.74)
Net income	1.27	1.36
Net income attributable to noncontrolling interest	0.00	0.00
Net income attributable to SYNNEX Corporation	1.27%	1.36%
Segment Information
In the first quarter of fiscal year 2014, we realigned our business segments. Certain operations which were previously reported under the Concentrix segment and which primarily provided inter-segment support and IT services have now been aligned with and report into the Technology Solutions segment. The financial information presented herein reflects the impact of the preceding segment structure change for all periods presented.
Three Months Ended February 28, 2014 and 2013
Revenue

	Three Months Ended
	February 28, 2014	February 28, 2013	Percent Change
	(in thousands)
Revenue	$3,026,984	$2,460,839	23.0%
Technology Solutions revenue	2,902,907	2,418,916	20.0%
Concentrix revenue	126,965	44,350	186.3%
Inter-segment elimination	(2,888)	(2,427)	19.0%

In our Technology Solutions segment, we distribute in excess of 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our Concentrix segment relates to global business services process optimization, customer engagement strategy and back office automation. Inter-segment elimination represents services and transactions generated between our reportable segments that are eliminated on consolidation.
Revenue in our Technology Solutions segment during the three months ended February 28, 2014 increased from the prior year period due to strong consumer and commercial sales growth in U.S. and Japan and the April 2013 acquisition of Supercom Canada. In comparison to the prior year period, first quarter 2014 revenue was negatively impacted by 3.8% for the translation impact of foreign exchange rates, primarily from the weakening of the Japanese yen and the Canadian dollar. On a constant currency basis, revenue increased by 23.8% from the prior year period.
Sales in US and Japan benefitted from increased demand for consumer electronics, expansion of our vendor lines and growth in our systems design and integration services. Our revenue from notebook, tablet, networking and software products also increased compared to the prior year period. Consumer and commercial IT demand are expected to continue to be strong in the U.S. and Japan and to continue to improve in Canada.
The increase in revenue in our Concentrix segment from the prior year period is primarily due to the January 31, 2014 acquisition of assets of the IBM customer care business. The acquisition added $74.5 million in revenue to our consolidated results. The revenue from our legacy Concentrix business also increased over the prior year period, benefiting from new customer contracts and increased volumes of business.
The second phase of the acquisition is anticipated to close in the second quarter of fiscal year 2014. The business process outsourcing market is expected to continue to have overall moderate industry growth rates. Revenue from the acquired IBM customer care business is expected to be flat during the integration period and is then expected to grow toward the end of fiscal year 2014. Revenue growth will be offset by the expiration of certain contracts that were expected to not renew at the time of acquisition.
Gross Profit

	Three Months Ended
	February 28, 2014	February 28, 2013	Percent Change
	(in thousands)
Gross profit	$206,646	$156,087	32.4%
Percentage of revenue	6.83%	6.34%
Our gross profit is affected by a variety of factors, including our sources of revenue by segments, competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenues.
The increase in our gross margins in the three months ended February 28, 2014 as compared to the prior year period is primarily due to the change in our segment business mix as a result of our acquisition of the IBM customer care business on January 31, 2014 and the increase in our revenue from our legacy Concentrix business. Offsetting this increase was the impact of lower reserve requirements, primarily related to vendor programs in our Technology Solutions segment, benefiting the prior year period.
Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2014	February 28, 2013	Percent Change
	(in thousands)
Selling, general and administrative expenses	$144,696	$100,147	44.5%
Percentage of revenue	4.78%	4.07%

Our selling, general and administrative expenses primarily consists of personnel costs such as salaries, commissions, bonuses, share-based compensation, temporary personnel costs and deferred compensation expense or income. Selling, general and administrative expenses also include costs incurred in relation to the acquisition and integration of businesses, cost of facilities, utility expenses, professional fees, depreciation on our capital equipment, bad debt expense, amortization of our intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
The increase in our selling, general and administrative expenses in the three months ended February 28, 2014 compared to the prior year period is primarily the result of our January 31, 2014 acquisition of the IBM customer care business in the Concentrix segment. The acquisition added approximately 34,000 employees and contractors to our personnel resources. We also incurred approximately $8.9 million in acquisition-related expenses and integration expenses in our Concentrix segment related to the IBM customer care business acquisition. The amortization of our intangible assets was approximately $3.7 million higher than the prior year period, which was primarily the result of the acquisition. In addition to the increased costs related to the IBM customer care business acquisition, personnel and general operating expenses were higher than the prior year period due to the acquisition of Supercom Canada in the Technology Solutions segment in April 2013, growth and increased business volumes in both business segments, which was partly offset by $3.6 million favorable impact of foreign currency translation.
Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interests

	Three Months Ended
	February 28, 2014	February 28, 2013	Percent Change
	(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$61,950	$55,940	10.7%
Percentage of total revenue	2.05%	2.27%
Technology Solutions income from operations before non-operating items, income taxes and noncontrolling interest	63,531	53,536	18.7%
Percentage of Technology Solutions revenue	2.19%	2.21%
Concentrix income (loss) from operations before non-operating items, income taxes and noncontrolling interest	(1,779)	2,424	(173.4)%
Percentage of Concentrix revenue	(1.40)%	5.47%
Inter-segment eliminations	198	(20)	(1,090.0)%
The operating margin in our Technology Solutions segment during the three months ended February 28, 2014 was slightly lower than the prior year period primarily due to prior year results benefiting from lower reserve requirements. Excluding this factor, operating margins improved reflecting the growth in our business and efficient management of our operating expenses.
The operating margin of our Concentrix segment in the three months ended February 28, 2014 was adversely affected by $8.9 million in acquisition and integration expenses incurred in relation to our acquisition of the IBM customer care business. In addition, the amortization expense of our intangible assets was approximately $3.7 million higher than the prior year period as a result of the acquisition. Excluding these factors, the operating margin of the Concentrix segment benefitted from the acquisition of the IBM customer care business.
Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2014	February 28, 2013	Percent Change
	(in thousands)
Interest expense and finance charges, net	$4,498	$5,493	(18.1)%
Percentage of revenue	0.15%	0.22%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements, and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our multi-year contracts in our Mexico operation. Interest expense recorded in the three months ended February 28, 2013 also includes non-cash interest expense incurred on our convertible debt.
The reduction in our interest expense during the three months ended February 28, 2014 as compared to the prior year period is primarily the result of the settlement of the convertible debt in August 2013. The prior period interest expense includes approximately $3.0 million in cash and non-cash interest expense components related to the convertible debt. This was partly offset by $2.0 million higher interest expense on our borrowing lines during the three months ended February 28, 2014. The increase in borrowing levels was primarily to fund the acquisition of the IBM customer care business on January 31, 2014 and to infuse working capital into the newly acquired business. Interest expense also included higher flooring fees as a result of our higher business volumes, offset in part by the benefit of foreign currency translation.
Other Income, Net

	Three Months Ended
	February 28, 2014	February 28, 2013	Percent Change
	(in thousands)
Other income, net	$2,968	$1,261	135.4%
Percentage of revenue	0.10%	0.05%
Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The increase in other income, net in the three months ended February 28, 2014 was due to $2.9 million received from a class-action legal settlement, offset in part by foreign exchange losses and lower earnings on our deferred compensation investments.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three months ended February 28, 2014 was 36.3%, compared to 35.4% for the three months ended February 28, 2013. The increase in our effective tax rate, compared to the prior year period, was due to increased profitability of our operations in higher tax jurisdictions.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The change in the net income loss attributable to noncontrolling interests in the three months ended February 28, 2014 as compared to the prior year period was not material to our results of operations.

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
Net cash used in operating activities was $35.0 million for the three months ended February 28, 2014, primarily consisting of an increase in inventories of $136.9 million and a decrease in accounts payable of $30.7 million, partly offset by our net income of $38.5 million, adjustments for non-cash items of $16.1 million, a $52.0 million decrease in accounts receivable and a $39.8 million increase in accrued liabilities. The increase in inventories is primarily due to the timing of purchases for the fulfillment of customer orders. The decrease in accounts receivables is the result of collections of prior quarter sales partly offset by high sales volumes in the first quarter of fiscal year 2014 and the receivables from the newly acquired IBM customer care business. The adjustments for non-cash items primarily consist of depreciation and amortization expense.
Net cash provided by operating activities was $40.9 million for the three months ended February 28, 2013, primarily resulting from a $176.3 million reduction in accounts receivable, $33.4 million net income and non-cash adjustments of $11.1 million offset in part by $159.3 million decrease in accounts payables and accrued liabilities and a $9.0 million increase in inventory. The changes in our accounts receivables and our accounts payables are due to the timing of collections and payments following the seasonally high fourth quarter of fiscal year 2012. The adjustments for non-cash items primarily consist of $6.2 million of depreciation and amortization expense.
Net cash used in investing activities for the three months ended February 28, 2014 was $388.7 million, which was primarily comprised of a cash payment of $321.0 million paid at the initial closing for the acquisition of IBM customer care business and $69.0 million toward subsequent closings. Our capital expenditures during the period were $4.3 million to support our growth and higher business volumes. These cash outflows were offset in part by a $4.1 million change in restricted cash due to the timing of our lockbox collections under our borrowing arrangements.
Net cash provided by investing activities for the three months ended February 28, 2013 was $0.9 million, which included $4.2 million received from the fiscal year 2012 sale of our equity-method investee SB Pacific Limited and $0.8 million proceeds from sale of our deferred compensation investments, net of purchases, offset in part by $3.0 million investment in property and equipment and $0.9 million paid for prior acquisitions in our Concentrix segment.
Net cash provided by financing activities for the three months ended February 28, 2014 was $418.6 million, consisting primarily of $443.7 million of net receipts on our securitization arrangement, revolving lines of credit and other credit facility arrangements. The increase in borrowings was primarily to fund the acquisition and working capital requirements of the IBM customer care business.
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
Capital Resources
Our cash and cash equivalents totaled $148.4 million and $151.6 million as of February 28, 2014 and November 30, 2013, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $138.0 million and $142.5 million as of February 28, 2014 and November 30, 2013, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.

Based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements, we believe we will have sufficient resources to meet our present and future working capital requirements for the next twelve months.
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
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. Until September 2013, our subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $400.0 million in U.S. trade accounts receivable, or the U.S. Receivables. In September 2013, we amended the U.S Arrangement to increase the commitment of the lenders to $500.0 million. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million to a maximum commitment of $600.0 million. The maturity date of the U.S. Arrangement is October 2015. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, rate, plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of February 28, 2014 and November 30, 2013, the outstanding balances under the U.S. arrangement was $380.0 million and $144.0 million, respectively.
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
In November 2013, we entered into a senior secured credit agreement, or the U.S. Credit Agreement, which is comprised of $275.0 million in a revolving credit facility and a term loan in an aggregate principal amount not to exceed $225.0 million. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125.0 million. The U.S. Credit Agreement matures in November 2018. Interest on borrowings under the U.S. Credit Agreement can be based on the LIBOR, or a base rate, at our option. Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.75% to 2.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. When drawn, the outstanding principal amount of the term loan will be repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. There was a balance of $225.0 million outstanding under the term loan component of the U.S. Credit Agreement as of February 28, 2014, and there was no borrowing outstanding as of November 30, 2013. In addition, there was $1.5 million outstanding as of February 28, 2014 in standby letters of credit under the U.S Credit Agreement.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. There were no letters of credit outstanding as of February 28, 2014 and November 30, 2013. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate, or CDOR, (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. There was no borrowing outstanding under our Canadian Revolving Arrangement as of both February 28, 2014 and November 30, 2013.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of February 28, 2014 and November 30, 2013 were $6.9 million and $7.4 million, respectively.
Infotec Japan has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin that was 1.90% per annum; however, in December 2013, we amended the credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.5% per annum, however, in December 2013, we amended this credit agreement to lower this fee to 0.1% per annum. As of February 28, 2014 and November 30, 2013, the balances outstanding under the credit facility were $120.8 million and $136.7 million, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. We have issued a guarantee to cover up to 110% of the outstanding principal amount obligations of Infotec Japan to the lenders. This credit facility expires in December 2016.
In September 2013, Infotec Japan established a short-term revolving credit facility of JPY2.0 billion with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of February 28, 2014 and November 30, 2013, the balances outstanding under this credit facility were $19.7 million and $19.5 million, respectively.
Infotec Japan has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of both February 28, 2014 and November 30, 2013, the balances outstanding under these lines were $9.8 million.
As of February 28, 2014 and November 30, 2013, we also had $0.4 million and $0.5 million, respectively, outstanding in capital lease obligations primarily pertaining to Infotec Japan and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to Infotec Japan.
Covenants Compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the Infotec Japan credit facility, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2014, we were in compliance with all material covenants for the above arrangements.

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
Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.6 million during the three months ended February 28, 2013. Based on an effective rate of 8.0%, we recorded non-cash interest expenses of $1.4 million during the three months ended February 28, 2013.
Guarantees
We issued guarantees to certain vendors, customers, lenders of our subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, we, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of February 28, 2014 and November 30, 2013 were $366.3 million and $364.7 million, respectively. We are obligated under these guarantees to pay amounts due should our subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
Related Party Transactions
We had a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became our primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation, or MiTAC Holdings, was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings. As of February 28, 2014 and 2013, MiTAC Holdings and its affiliates beneficially owned approximately 25% and 26%, respectively, of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of February 28, 2014
(in thousands)
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)	Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 442 thousand shares directly held by Matthew Miau.

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

We purchased inventories from MiTAC Holdings and their affiliates totaling $18.9 million and $5.3 million during the three months ended February 28, 2014 and 2013, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.9 million and $1.4 million during the three months ended February 28, 2014 and 2013, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $16.0 thousand and $0.9 million during the three months ended February 28, 2014 and 2013, respectively.
Our business relationship with MiTAC Holdings and its affiliates has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. We negotiated manufacturing, pricing and other material terms on a case-by-case basis with MiTAC Holdings and our design and integration customers for a given project. While MiTAC Holdings is a related party and a controlling stockholder, we believe that the significant terms under our arrangements with MiTAC Holdings, including pricing, will not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our potential competitor. Neither MiTAC Holdings nor Synnex Technology International is restricted from competing with us.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk for the three months ended February 28, 2014 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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
Risks Related to the Acquisition of the IBM Customer Care Business
Failure to complete the subsequent closings of the IBM’s customer care business acquisition could negatively impact our stock price and the future of our business and financial results.
On January 31, 2014, we completed the initial closing of our acquisition of the assets of the IBM customer care business. The remainder of the acquisition, approximately 20% of the business, as measured by the preliminary valuation of the business, will be acquired through subsequent closings which are anticipated to occur during the second fiscal quarter of 2014 and are contractually required to be completed by June 2015. There is no assurance that we will receive the necessary regulatory approvals or satisfy the other conditions for the completion of the acquisition. If the acquisition is not completed for any reason, we will be subject to risks, including the following:

•
the current market price of our common stock may reflect a market assumption that the subsequent closings of the acquisition will occur, and a failure to successfully integrate and complete successive closings of the acquisition could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock;

•
we have incurred substantial transaction costs relating to the acquisition (including significant legal, accounting and consulting fees), and these substantial costs are payable by us whether or not the integration of the remainder of the acquisition is successful ;

•
there may be a substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the remainder of the acquisition (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial;

•	the diversion of management time required by the remainder of the acquisition could also adversely affect our results of operations and lead to the loss of important customers; and

•	the loss of existing key and other employees could adversely affect our operations and business results.
In addition, even if the integration of the remainder portions of the acquisition is successful, we may not realize the full potential benefits of the acquisition. The anticipated benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that this acquisition will result in the realization of the full benefits anticipated from the acquisition.
We may not be able to realize all of the anticipated benefits of the acquisition of the IBM customer care business if we fail to integrate this business successfully, which could reduce our profitability and adversely affect our stock price.
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

•	challenges associated with minimizing the diversion of management attention from ongoing business concerns;

•	coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from other of our operations;

•	coordinating and combining international operations, relationships, and facilities, and eliminating duplicative operations;

•	retaining key employees and maintaining employee morale, particularly in areas where we do not currently have personnel;

•	retaining and preserving existing customer relationships and completing the successful novation of customer contracts on favorable and comparable terms;

•	possible attrition of customer relationships resulting from the perceived loss of a globally recognized brand name service provider;

•	unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of our integration plans;

•	unanticipated issues in integrating information, communications and other systems, and

•	issues not discovered in our due diligence process.
In addition, even if the integration is successful, we may not realize the full potential benefits of the acquisition. The anticipated benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that this acquisition will result in the realization of the full benefits anticipated from the acquisition.
We have significantly expanded the geographic reach of our Concentrix business with our acquisition of the IBM customer care business and this expansion exposes us to additional geopolitical risks that could adversely affect our business and results from operations.
With our acquisition of the IBM customer care business, we have significantly expanded the geographic reach of our Concentrix business, adding international operations in 36 countries, spanning 6 continents. This breadth of business conducted outside of the United States exposes us to additional risks, which in turn could cause our business and results from operations to suffer. These additional risks include political and economic instability, extensive government regulation, cybersecurity threats, natural calamities, terrorist activities, worker strikes, civil unrest and military activity. We also face challenges in our management of, and compliance efforts involving, the larger geographic scope of business that is subject to a wider variety of laws, regulations and government policies. Our operations are based on a global delivery model with client services provided from delivery centers located in several countries at various extents. With the acquisition, we have significantly increased the percentage of our workforce that is located in India and the Philippines. Socio-economic situations which are specific to these regions can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these regions experience severe natural calamities or political unrest, our personnel resources may be affected, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. Changes in governments, laws, regulations and taxation rules may severely impact our ability to do business in these countries, our business practices, our operating costs and our results of operations.

Risks Related to Our Business
We anticipate that our revenue and operating results will fluctuate, which could adversely affect the enterprise value of our Company and our securities.
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	the impact of the business acquisitions and dispositions we make;

•	general economic conditions and level of IT and CE spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix, quality, pricing, availability and useful life of our products;

•	competitive conditions in our industry;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence and market acceptance;

•	variations in our levels of excess inventory, vendor reserves and doubtful accounts;

•	fluctuations in rates in the currencies in which we transact;

•	changes in the terms of OEM supplier-inventory protections, such as price protection and return rights; and

•	the expansion of our design and integration sales and operations, globally.
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
In our Technology Solutions segment, we depend on a small number of OEMs to supply the IT and CE products and services that we sell and the loss of, or a material change in our business relationship with a major OEM supplier, could adversely affect our business, financial position and operating results.
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 28% and 31% of our total revenue for the three months ended February 28, 2014 and 2013, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
In our Technology Solutions segment our gross margins are low, which magnifies the impact of variations in revenue, operating costs and bad debt on our operating results.
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
In our Technology Solutions segment, we sell to our reseller, retail and design and integration services customers on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our reseller, retail and design and integration services customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller, retail and design and integration services customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which could harm our business, financial position and operating results.
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
The success of our Concentrix segment, including the customer care business acquired from IBM, is subject to the terms and conditions of our customer contracts.
We provide global business services, including business process outsourcing services to our customers under contracts with provisions that could impact our profitability. Many of our contracts have short termination provisions that could cause fluctuations in our revenue and operating results from period to period. For example, some contracts have performance-related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. In addition, our customers may not guarantee a minimum volume; however, we hire employees based on anticipated average volumes. The reduction of volume, loss of customers, payment of penalties or inability to terminate any unprofitable contracts could have an adverse impact on our operations and financial results.
Our Concentrix business, including the customer care business acquired from IBM, is subject to dynamic changes in the business model and competition, which in turn could cause our Concentrix operations to suffer.
The customer acquisition, support and renewal services businesses of our Concentrix segment represent emerging markets that are vulnerable to numerous changes that could cause a shift in the business and size of the market. For example, if software and hardware customers move to a utility or fee-for-service based business model, this business model change could significantly impact operations or cause a significant shift in the way we currently conduct our business. If OEMs place more focus in this area and internalize these operations, this could also cause a significant reduction in the size of the available market for third party service providers like us. Similarly, if competitors offer their services at below market margin rates to gain market share, or use other lines of business to subsidize the renewals management business, this could cause a significant decrease in the available market for us. In addition, if a cloud-based solution or some other technology were introduced, this new technology could cause an adverse shift in the way our existing business operations are conducted or decrease the size of the available market.
The success of our Concentrix business is dependent on our ability to hire and retain employees with domain expertise.
The success of our operations and the quality of our services are highly dependent on our ability to attract and retain skilled personnel in all of our international delivery centers. The industry is characterized by high employee attrition rates and we face competition in hiring, retaining and motivating talented and skilled leaders and employees with domain experience.
In addition, our profitability is directly affected by the utilization rate of our personnel resources. If we are unable to achieve an optimum utilization of our personnel resources, we may experience erosions in our profit margins. However, if our utilization is too high, it may result in the deterioration in the quality of services provided to our clients and may also result in higher attrition rates. If we are unable to manage our employee attrition rates, adequately motivate our employees or utilize our personnel resources efficiently, our operations will be disrupted, and such disruption may impact our ability to manage our costs, which in turn could impact our profitability.
The Concentrix business exposes us to certain operational risks that are specific to this industry.
Our customer engagement services business involves us representing our clients in certain critical operations of their business processes such as sales, marketing and customer support. If our clients experience disruptions in these operations or are dissatisfied with the quality of service provided, our client relationships may suffer and we may face possible legal action.
In addition, in our management of our clients operations, we manage large volumes of customer information and confidential data. We may be liable and our operations may be disrupted if there is a breach of confidentiality of client data or if an employee violates policies and regulations governing the management of personal information, if we lose our client's data or if the security of our IT systems is compromised.
We may also be liable if we do not maintain adequate internal controls over the processes we manage for our clients or if we fail to comply with the laws and regulations applicable to the operations in which we represent our clients. Our clients may request us to obtain audit reports over our internal controls. If we are unable to complete these audit reports or if internal control deficiencies are identified in the audit process, our client relationships may suffer.
Our investments in our Concentrix business could adversely affect our operating results as a result of operation execution risks related to managing and communicating with remote resources, technologies, and customer satisfaction.
Our Concentrix business which has extensive international operations may be adversely impacted if we are unable to manage and communicate with the resources located internationally. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. Our Concentrix business uses a wide variety of technologies to allow us to manage a large volume of work. These technologies are designed to keep our employees productive. Any failure in technology may have a negative impact on our operations. The success of our services primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will directly impact customer satisfaction. Any adverse customer satisfaction may impact the overall business. If we are unable to successfully manage our service centers, our results of operations could be adversely affected and we may not fully realize the anticipated benefits of our recent acquisitions.
Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
In the three months ended February 28, 2014 and 2013, approximately 28% and 26% of our total revenue were generated outside the United States, respectively. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. Our design and integration services business is currently operating out of the United States and United Kingdom and sales contracts are often denominated in foreign currencies. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and make our products, which are usually purchased by us with U.S. dollars, relatively more expensive than products manufactured locally. We currently conduct hedging activities, which involve the use of currency forward contracts and cash flow hedges to manage our currency risks. Hedging foreign currencies can be risky.
In our Concentrix segment, our customer engagement services are delivered from several delivery centers located around the world, with significant operations in India and the Philippines. As a result, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Indian rupee and the Philippine Peso, against the U.S. dollar, and inflation in the local economies in which these delivery centers are located, could increase the operating and labor costs in these delivery centers which can result in reduced profitability.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facilities in China. As of February 28, 2014, we had approximately 1,000 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
As of February 28, 2014, we had $762.7 million in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
We funded our acquisition of the IBM customer care business through a combination of cash and stock issuance. The cash component of the acquisition was significant and resulted in an increase in borrowing levels.
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
Because of the experience of our key personnel in the IT, CE and the business process outsourcing industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.
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
In addition, we have developed proprietary IT systems, mobile applications, and cloud-based technology and acquired technologies that play an important role in our business. If any infringement claim is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all.
We are from time to time involved in other litigation in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management.

We have significant operations concentrated in North America, Asia, Europe and Australia and any disruption in the operations of our facilities could harm our business and operating results.
Our worldwide operations could be subject to natural disasters, adverse weather conditions and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in North America, Asia, Europe and Australia. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. If there are related disruptions in local or international supply chains, we may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer orders in a timely manner, this could harm our operating results. For example, in March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events affected the infrastructure in the country, caused power outages and temporarily disrupted the local and international, supply chains for some vendors. Our facilities in Japan suffered nominal inventory and facility damages. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons, mudslides and floods. We currently do not have a formal disaster recovery plan and may not have sufficient business interruption insurance to compensate for losses that could occur.
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
We have expanded our international operations and presence which subjects us to risks, including:

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

Risks Related to Our Relationship with MiTAC Holdings Corporation
As of February 28, 2014, our executive officers, directors and principal stockholders owned approximately 27%of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of February 28, 2014, our executive officers, directors and principal stockholders owned approximately 27% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 25% of our common stock. Until September 2013, MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, was our primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation, or MiTAC Holdings, was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings.
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
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of February 28, 2014, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 13.6% of Synnex

Technology International and approximately 8.0% of MiTAC Holdings. As of February 28, 2014, MiTAC Holdings directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC Holdings. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 13.6% of MiTAC Incorporated as of February 28, 2014. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 11.0% of our outstanding common stock as of February 28, 2014. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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
We are subject to intense competition in the Technology Solutions and Concentrix businesses, both in the United States and internationally, and if we fail to compete successfully, we will be unable to gain or retain market share.
We operate in a highly competitive environment, both in the United States and internationally. The IT and CE product and service distribution, the global business services and the design and integration services industries are characterized by intense competition. The competitive factors are based primarily on product and service availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product and service lines, pre-sales and post-sales technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT and CE product and service distributors and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC International and its affiliates.
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

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1#	Promotion Letter to Christopher Caldwell dated February 1, 2014

10.2#	Form of Incentive Award Agreements Related to the SYNNEX Corporation 2013 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: April 8, 2014

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#	Promotion Letter to Christopher Caldwell dated February 1, 2014

10.2#	Form of incentive award agreements related to the SYNNEX Corporation 2013 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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