Form 10-Q
period 2014-05-31
SYNNEX CORP
filed 2014-07-08
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2014
Common Stock, $0.001 par value	39,187,844

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	May 31, 2014	November 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$204,595	$151,622
Short-term investments	10,503	15,134
Accounts receivable, net	1,812,568	1,593,191
Receivable from related parties	631	146
Inventories	1,424,227	1,095,107
Current deferred tax assets	19,384	22,031
Other current assets	113,175	54,502
Total current assets	3,585,083	2,931,733
Property and equipment, net	187,488	133,249
Goodwill	376,460	188,535
Intangible assets, net	271,382	23,772
Deferred tax assets	377	7,867
Other assets	54,176	40,733
Total assets	$4,474,966	$3,325,889
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$697,417	$252,523
Accounts payable	1,481,805	1,350,040
Payable to related parties	15,993	3,861
Accrued liabilities	343,762	181,325
Income taxes payable	10,246	1,629
Total current liabilities	2,549,223	1,789,378
Long-term borrowings	278,932	65,405
Long-term liabilities	56,161	56,418
Deferred tax liabilities	9,224	3,047
Total liabilities	2,893,540	1,914,248
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 39,572 and 38,052 shares issued as of May 31, 2014 and November 30, 2013, respectively	40	38
Additional paid-in capital	370,469	286,329
Treasury stock, 868 and 842 shares as of May 31, 2014 and November 30, 2013, respectively	(29,160)	(27,450)
Accumulated other comprehensive income	28,482	19,168
Retained earnings	1,211,105	1,133,137
Total SYNNEX Corporation stockholders’ equity	1,580,936	1,411,222
Noncontrolling interest	490	419
Total equity	1,581,426	1,411,641
Total liabilities and equity	$4,474,966	$3,325,889

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenue	$3,453,535	$2,591,361	$6,480,519	$5,052,200
Cost of revenue	(3,174,521)	(2,436,571)	(5,994,859)	(4,741,323)
Gross profit	279,014	154,790	485,660	310,877
Selling, general and administrative expenses	(210,931)	(102,826)	(355,627)	(202,973)
Income before non-operating items, income taxes and noncontrolling interest	68,083	51,964	130,033	107,904
Interest expense and finance charges, net	(6,160)	(4,863)	(10,658)	(10,356)
Other income (expense), net	(197)	528	2,771	1,789
Income before income taxes and noncontrolling interest	61,726	47,629	122,146	99,337
Provision for income taxes	(22,147)	(16,837)	(44,109)	(35,154)
Net income	39,579	30,792	78,037	64,183
Net income attributable to noncontrolling interest	(28)	(23)	(69)	(45)
Net income attributable to SYNNEX Corporation	$39,551	$30,769	$77,968	$64,138
Earnings per share attributable to SYNNEX Corporation:
Basic	$1.02	$0.84	$2.04	$1.75
Diluted	$1.01	$0.81	$2.01	$1.69
Weighted-average common shares outstanding:
Basic	38,663	36,783	38,165	36,724
Diluted	39,203	37,869	38,720	37,950

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net income	$39,579	$30,792	$78,037	$64,183
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax expense of $0 for both the three and six months ended May 31, 2014 and 2013	230	(51)	262	188

Change in unrealized gain of defined benefit plan, net of tax expense of $60 for both the three and six months ended May 31, 2014, and $0 for both the three and six months ended May 31, 2013	114	—	114	—

Cash flow hedging instrument:
Change in unrecognized loss, net of tax benefit of $21 and $26 for the three and six months ended May 31, 2014, respectively, and $0 tax for both the three and six months ended May 31, 2013	(157)	—	(191)	—
Amount reclassified into earnings	7	—	34	—

Foreign currency translation adjustments, net of tax benefit (expense) of ($287) and $235 for the three and six months ended May 31, 2014, respectively, and $0 and $448 tax for the three and six months ended May 31, 2013, respectively	11,199	(2,999)	9,097	(13,961)

Other comprehensive income (loss)	11,393	(3,050)	9,316	(13,773)
Comprehensive income:	50,972	27,742	87,353	50,410
Comprehensive income attributable to noncontrolling interest	(31)	(19)	(71)	(33)
Comprehensive income attributable to SYNNEX Corporation	$50,941	$27,723	$87,282	$50,377

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net income	$78,037	$64,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	14,856	8,269
Amortization of intangible assets	20,863	3,924
Accretion of convertible notes discount	—	2,314
Share-based compensation	5,632	4,698
Provision for doubtful accounts	2,974	4,255
Tax benefits from employee stock plans	2,806	1,555
Excess tax benefit from share-based compensation	(2,758)	(1,765)
Gain on investments	(96)	(832)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(200,060)	194,417
Receivable from related parties	(486)	26
Inventories	(332,143)	(1,036)
Other assets	(27,894)	(11,186)
Accounts payable	111,058	(147,715)
Payable to related parties	12,133	431
Accrued liabilities	103,911	(22,467)
Deferred liabilities	11,425	(7,599)
Net cash provided by (used in) operating activities	(199,742)	91,472
Cash flows from investing activities:
Purchase of trading investments	(528)	(261)
Proceeds from sale of trading investments	3,453	3,149
Investment in held-to-maturity term deposits	(134)	(129)
Acquisition of businesses, net of cash acquired	(390,433)	(21,578)
Purchase of property and equipment	(20,269)	(8,127)
Repayments received from loans and deposits to third parties	1,509	762
Proceeds from sale of equity-method investee	—	4,153
Purchase of cost investment	—	(1,705)
Proceeds from sale of cost investment	1,877	—
Changes in restricted cash	2,208	(441)
Net cash used in investing activities	(402,317)	(24,177)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	2,085,743	256,038
Payment of securitization and revolving line of credit	(1,652,964)	(266,825)
Proceeds from long-term credit facility and term loans	225,000	—
Payment of long-term bank loans, capital leases and other borrowings	(519)	(941)
Excess tax benefit from share-based compensation	2,758	1,765
Decrease in book overdraft	(1,567)	—
Payment of acquisition-related contingent consideration	(5,136)	—
Cash paid for repurchase of treasury stock	—	(1,882)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	2,888	3,646
Payment for purchase of shares of subsidiary from noncontrolling interest	—	(11,400)
Net cash provided by (used in) financing activities	656,203	(19,599)
Effect of exchange rate changes on cash and cash equivalents	(1,171)	4,991
Net increase in cash and cash equivalents	52,973	52,687
Cash and cash equivalents at beginning of period	151,622	163,699
Cash and cash equivalents at end of period	$204,595	$216,386

Supplemental disclosure of non-cash investing activities
Fair value of common stock issued for acquisition of business	$71,106	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company, optimizing supply chains and providing customer care solutions for its clients. SYNNEX is headquartered in Fremont, California and has operations in North America, South America, Asia, Australia and Europe.
The Company operates in two segments: distribution services, hereinafter referred to as Technology Solutions, and global business services, hereinafter referred to as Concentrix. The Technology Solutions segment distributes a broad range of information technology (“IT”) systems and products, and also provides systems design and integration services. The Concentrix segment offers a portfolio of end-to-end outsourced services around process optimization, customer engagement strategy and back-office automation to clients in ten identified industry verticals.
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2014 and for the three and six months ended May 31, 2014 and 2013 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2013 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013.
The results of operations for the three months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2014, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013. There have been no material changes to these accounting policies. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended November 30, 2013.
Restricted cash
Restricted cash balances relate to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements, future payments to contractors for the long-term projects at the Company’s Mexico operation and deposits.
The following table summarizes the restricted cash balances as of May 31, 2014 and November 30, 2013 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of
	May 31, 2014	November 30, 2013
Related to borrowing arrangements and others:
Other current assets	$20,129	$22,349
Related to long-term projects:
Other assets	1,927	1,865
Total restricted cash	$22,056	$24,214

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through May 31, 2014, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2014, such losses have been within management’s expectations.
In both the three and six months ended May 31, 2014, no customer accounted for 10% or more of the Company's total revenue. In both the three and six months ended May 31, 2013, one customer accounted for 10% of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 25% and 26% for the three and six months ended May 31, 2014, respectively, and for approximately 32% of the total revenue for both the three and six months ended May 31, 2013.
As of both May 31, 2014 and November 30, 2013, no customer exceeded 10% of the total consolidated accounts receivable balance.
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
Recurring operating costs for services contracts, including costs related to bid and proposal activities, are recognized as incurred. Where a contract requires an up-front investment, which typically includes transition and set-up costs related to systems and processes, these amounts are deferred and costs are amortized on a straight-line basis over the expected period of benefit, not to exceed the term of the contract.
Earnings per common share
Earnings per common share-basic is computed by dividing the net income attributable to SYNNEX Corporation for the period by the basic weighted-average number of outstanding common shares.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
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
It was the Company’s intent to settle the principal amount of the 4.0% Convertible Senior Notes due 2018 (the "Convertible Senior Notes") in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. In April 2013, the Company decided to settle the payment of the conversion premium in cash as discussed in Note 11 — Convertible Debt. Through April 2013, the Company accounted for the conversion premium using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. From April 2013 through the date of settlement in August 2013, the numerator for the computation of earnings per common share-diluted was adjusted for the changes in the estimated value of the conversion premium until the final settlement date.
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
Effective in the first quarter of fiscal year 2014, the Company realigned its business segments. Certain operations of the Company that were previously reported under the Concentrix segment and that primarily provided inter-segment support and IT services have now been aligned with and report into the Technology Solutions segment. The financial information presented herein reflects the impact of the preceding segment structure change for all periods presented.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2018. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.
During fiscal year 2014, the following accounting standard was adopted
In February 2013, the FASB issued an accounting update that requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company adopted the accounting update in the first quarter of fiscal year 2014.

NOTE 3—ACQUISITIONS:
Fiscal year 2014 acquisitions
IBM customer care business acquisition
On September 10, 2013, the Company announced a definitive agreement to acquire the assets of the customer care business of International Business Machines Corporation, a New York corporation (“IBM”) for a preliminary aggregate purchase price of $503,335, subject to certain post-closing adjustments. The transaction is being completed in phases with the initial closing completed on January 31, 2014 and the second phase closing completed on April 30, 2014. The countries acquired through April 30, 2014 comprise approximately 99.5% of the preliminary valuation of the customer care business. The subsequent closings are expected to occur in the second half of 2014, but contractually no later than June 30, 2015, and are subject to customary closing conditions. As of May 31, 2014, the Company is obligated to pay an additional amount of $40,000 in cash at the final closing including $2,386 towards the subsequent closing countries. This amount may also be adjusted based upon final agreement between the Company and IBM on the value of actual net tangible assets acquired
The acquisition has been included into the Concentrix segment. It expands the Company's service portfolio, delivery capabilities and geographic reach, and brings deep process expertise and managerial talent.
The acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their preliminary fair values as of the respective closing dates. The total preliminary purchase price consideration for the initial and second phase closings is as follows:

Preliminary purchase consideration for the initial and second phase closings:	Fair Value
Cash payment	$390,000
Stock consideration	71,106
Cash consideration payable	37,614
Preliminary fair value of stock awards assumed	2,229
$500,949
The Company issued 1,266 shares of its common stock, at a fair value of $71,106 based on the closing price of the Company’s common stock on the New York Stock Exchange Composite Transactions Tape as of the date of issuance. Additionally, the Company assumed unvested restricted IBM stock-based awards with a preliminary estimated fair value of $11,003 on the respective closing dates. The Company exchanged the acquisition date fair value of the unvested restricted IBM stock awards of employees with the Company's equity-based awards or cash settled with deferred payouts. The fair value of the replaced IBM awards was based on the market value of the Company’s common stock on the respective closing dates of the initial and second phase closings. The fair value of the cash settled awards was based on IBM’s stock price on the acquisition date, adjusted for the exclusion of dividend equivalents. Of the equity awards issued, a portion relating to the pre-combination service period was preliminarily allocated to the purchase consideration and the remainder of the preliminary estimated fair value will be expensed over the remaining service periods on a straight-line basis.
The total preliminary purchase price has been allocated between the acquisition of the IBM customer care business and a separate element representing IBM-initiated prepaid compensation plans. Of the total $16,321 prepaid amount, $13,232 was recorded in "Other current assets" and $3,089 in "Other assets" and is being expensed to "Selling, general and administrative expenses" over the service period.
The portion of the preliminary purchase price for the acquisition was allocated to the net tangible and intangible assets based on their preliminary fair values as of January 31, 2014 and April 30, 2014. The excess of the purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities due to the comprehensive service portfolio delivery capabilities and geographic reach resulting from the acquisition. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change within the measurement period (up

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, fair value of operating lease assumed, income and non-income based taxes and residual goodwill. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the acquisition date during the measurement period and the amount of goodwill that will be deductible for tax purposes.
The total preliminary purchase price allocation is as follows:

Preliminary purchase price allocation:	Fair Value
Accounts receivable	$25,742
Other current assets	24,947
Property, plant and equipment	46,582
Goodwill	180,957
Intangible assets	263,532
Other assets	17,122
Accounts payable	(25,524)
Accrued liabilities	(15,154)
Other long-term liabilities	(2,528)
Deferred tax liabilities, non-current	(14,727)
$500,949
The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Fair Value	Weighted Average Useful Life
Customer relationships	$251,332	10 years
Technology	7,500	3-10 years
Trade names	4,700	5-10 years
Total intangibles acquired	$263,532
Amortization of customer relationships and trade names is recorded in selling, general and administrative expenses. Amortization of technology is recorded in cost of revenue.
During the three and six months ended May 31, 2014, the IBM customer care business contributed $244,095 and $318,587, respectively, of revenue to the Company's total consolidated results of operations. Earnings contributed by the acquired business are not separately identifiable as a result of the Company's integration activities. Acquisition and integration expenses were $15,876 and $24,783 during the three and six months ended May 31, 2014, respectively, and consist of costs incurred to complete the acquisition and retention payments to integrate the business. Substantially all of the acquisition and integration expenses were recorded in "Selling, general and administrative expenses".
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
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal periods presented.

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenue	$3,484,773	$2,901,361	$6,723,452	$5,692,700
Net income attributable to SYNNEX Corporation	39,959	33,002	81,174	63,978
Net income from continuing operations per share - basic	$1.03	$0.87	$2.10	$1.68
Net income from continuing operations per share - diluted	$1.02	$0.84	$2.07	$1.63
Fiscal year 2013 acquisitions
In April 2013, the Company acquired substantially all of the assets of Supercom Canada Limited ("Supercom Canada"), a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD37,593, or US$36,665, in cash, including CAD4,450, or US$4,340, in deferred payments, subject to certain post-closing conditions, payable within 18 months. The Company has paid CAD1,800 of the deferred amount as of May 31, 2014. Subsequent to the acquisition, the Company repaid debt and working capital lines in the amount of US$53,721. Based on the purchase price allocation, the Company recorded net tangible assets of US$26,912, goodwill of US$5,384 and intangible assets of US$4,369 in relation to this acquisition. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting. The acquisition is integrated into the Technology Solutions segment and has expanded the Company's existing product and service offerings in Canada.

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
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2014 and the Company's Amended and Restated 2003 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2013 and the grant-date fair value of the awards:

	Three Months Ended				Six Months Ended
	May 31, 2014		May 31, 2013		May 31, 2014		May 31, 2013
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Units awarded	Fair value of grants	Units awarded	Fair value of grants
Restricted stock awards	18	$1,158	36	$1,275	98	$5,702	38	$1,329
Restricted stock units	7	500	8	268	53	3,204	106	3,736
	25	$1,658	44	$1,543	151	$8,906	144	$5,065
The Company recorded share-based compensation expenses of $3,048 and $5,632 in "Selling, general and administrative expenses" for the three and six months ended May 31, 2014, respectively, and $2,215 and $4,698 for the three and six months ended May 31, 2013, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	May 31, 2014	November 30, 2013
Short-term investments:
Trading securities	$1,828	$4,728
Held-to-maturity securities	8,665	8,753
Cost method investments	10	1,653
	$10,503	$15,134

	As of
	May 31, 2014	November 30, 2013
Accounts receivable, net:
Accounts receivable	$1,883,603	$1,681,917
Less: Allowance for doubtful accounts	(15,138)	(14,010)
Less: Allowance for sales returns	(55,897)	(74,716)
	$1,812,568	$1,593,191

	As of
	May 31, 2014	November 30, 2013
Property and equipment, net:
Land	$22,736	$22,665
Equipment and computers	135,979	107,528
Furniture and fixtures	40,019	21,480
Buildings, building improvements and leasehold improvements	131,742	113,777
Construction in progress	5,062	1,621
Total property and equipment, gross	335,538	267,071
Less: Accumulated depreciation	(148,050)	(133,822)
	$187,488	$133,249

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2013	$108,218	$80,317	$188,535
Additions from acquisitions, net of adjustments	(28)	180,957	180,929
Foreign exchange translation	(1,000)	7,996	6,996
Balance as of May 31, 2014	$107,190	$269,270	$376,460

As discussed in Note 13—Segment Information, in the first quarter of fiscal year 2014, the Company completed a realignment of its business segments. The change has been reflected in the goodwill balances by business segment above for all periods presented.
The additions to "Goodwill" recorded during the six months ended May 31, 2014 relate to the acquisition of the IBM customer care business in the Concentrix segment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Intangible assets, net	As of May 31, 2014			As of November 30, 2013
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,815	$(30,948)	$5,867	$36,815	$(30,180)	$6,635
Customer relationships	308,329	(54,306)	254,023	52,179	(35,379)	16,800
Technology	4,886	(618)	4,268	—	—	—
Other intangible assets	11,890	(4,666)	7,224	4,857	(4,520)	337
	$361,920	$(90,538)	$271,382	$93,851	$(70,079)	$23,772

Amortization expenses were $15,166 and $20,863 for the three and six months ended May 31, 2014, respectively, and $1,971 and $3,924 for the three and six months ended May 31, 2013, respectively. The increase in intangible assets, net from November 30, 2013 to May 31, 2013, 2014 is due to the acquisition of the IBM customer care business in the Concentrix segment.
Amortization is based on the pattern in which the economic benefits of the intangible assets will be consumed or on a straight line basis when the consumption pattern is not apparent. Estimated future amortization expense of the Company's intangible assets, which includes the preliminary estimates of amortization for the assets acquired through the initial and second closing of the IBM customer care acquisition, is as follows:

Fiscal Years Ending November 30,
2014	$35,264
2015	54,687
2016	51,612
2017	39,453
2018	30,001
thereafter	60,365
Total	$271,382
Accumulated other comprehensive income
The components of accumulated other comprehensive income, net of taxes, excluding noncontrolling interests were as follows:

	Losses on cash flow hedges, net of taxes	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized pension and post-retirement benefit costs, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Beginning as of November 30, 2013	$—	$543	$(365)	$18,990	$19,168
Other comprehensive income (loss) before reclassifications	(191)	261	114	9,096	9,280
Net loss reclassified into earnings	34	—	—	—	34
Ending as of May 31, 2014	$(157)	$804	$(251)	$28,086	$28,482

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	May 31, 2014			November 30, 2013
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Trading securities	$1,531	$297	$1,828	$3,857	$871	$4,728
Held-to-maturity investments	8,665	—	8,665	8,753	—	8,753
Cost method securities	10	—	10	1,653	—	1,653
	$10,206	$297	$10,503	$14,263	$871	$15,134
Long-term investments in other assets:
Available-for-sale securities	$974	$628	$1,602	$909	$366	$1,275
Cost-method investments	4,968	—	4,968	4,981	—	4,981

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Short-term cost-method securities primarily consist of investments in a hedge fund under the Company’s deferred compensation plan. Long-term cost-method investments consist of investments in equity securities of private entities.
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
The following table summarizes the total gains recorded in “Other income (expense), net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Gains on trading investments	$255	$671	$314	$1,240

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in most of its foreign operations are denominated in local currency. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity's functional currency.
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
The Company also enters into forward contracts to protect against the foreign currency risk relating to its forecasted revenue and expenses denominated in currencies other than the functional currency of the legal entity. These forward contracts are designated at inception as cash flow hedges. The Company initially records the effective portion of the gain or loss in "Accumulated other comprehensive income" and subsequently reclassifies these amounts into revenue and selling, general and administrative expense in the period during which the underlying sale is recognized.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 8.
The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of May 31, 2014 and November 30, 2013:

		Fair Value as of
	Balance Sheet Line Item	May 31, 2014	November 30, 2013
Derivative instruments designated as hedging instruments:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$183	$—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$247	$2,386
Foreign exchange contracts	Other current liabilities	1,899	80
The notional amounts of the foreign exchange forward contracts that were outstanding as of May 31, 2014 and November 30, 2013 were $386,313 and $158,950, respectively. The notional amounts represent the gross amounts of foreign currency that will be bought or sold at maturity. In relation to its forward contracts not designated as hedging instruments, the Company recorded gains (losses) of $(2,807) and $1,162 in “Other income (expense), net” during the three and six months ended May 31, 2014, respectively, and $3,052 and $6,480 during the three and six months ended May 31, 2013, respectively. In relation to its forward contracts designated as cash flow hedging instruments, the Company recorded a loss of $178 and $217 in "Accumulated other comprehensive income" during the three and six months ended May 31, 2014, respectively, and reclassified a loss of $7 and $34 into revenue during the three and six months ended May 31, 2014, respectively.

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
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2014				As of November 30, 2013
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,975	$34,975	$—	$—	$28,779	$28,779	$—	$—
Trading securities	1,828	1,828	—	—	4,728	4,728	—	—
Available-for-sale securities in other assets	1,602	1,602	—	—	1,275	1,275	—	—
Forward foreign currency exchange contracts	247	—	247	—	2,386	—	2,386	—
Liabilities:
Forward foreign currency exchange contracts	$2,082	$—	$2,082	$—	$80	$—	$80	$—
Acquisition-related contingent consideration	867	—	—	867	6,077	—	—	6,077

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
The acquisition-related contingent consideration liability represents the future potential earn-out payments relating to acquisitions. The fair values of the contingent consideration liabilities are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. The change in the carrying value of the liability is primarily due to $4,736 and $5,136, respectively, paid to the sellers, during the three and six months ended May 31, 2014, for the achievement of earn-out targets.
The carrying value of held-to-maturity securities, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities and the interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates.
During the three and six months ended May 31, 2014, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). Until September 2013, the Company’s subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”). In September 2013, the Company amended the U.S Arrangement to increase the commitment of the lenders to $500,000. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000 to a maximum commitment of $600,000. The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of May 31, 2014 and November 30, 2013, there were $438,400 and $144,000, respectively, of borrowings outstanding under the U.S. Arrangement.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net sales financed	$351,439	$219,602	$633,429	$405,937
Flooring fees(1)	1,922	1,217	3,492	2,444
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of May 31, 2014 and November 30, 2013, accounts receivable subject to flooring agreements were $80,471 and $89,589, respectively.
SYNNEX Infotec, the Company's Japan technology solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected as of May 31, 2014 and November 30, 2013 were $14,592 and $13,862, respectively.

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2014	November 30, 2013
SYNNEX U.S. securitization	$438,400	$144,000
SYNNEX U.S. credit agreement	395,500	—
SYNNEX Canada term loan and revolver	7,467	7,419
SYNNEX Infotec credit facility	105,129	136,679
Other borrowings and capital leases	29,853	29,830
Total borrowings	976,349	317,928
Less: Current portion	(697,417)	(252,523)
Non-current portion	$278,932	$65,405
SYNNEX U.S. securitization
The Company's subsidiary, which is the borrower under the U.S Arrangement, can borrow up to a maximum of $500,000 under its U.S. Arrangement, secured by U.S. Receivables. See Note 9—Accounts Receivable Arrangements. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes the prevailing dealer commercial paper rates and LIBOR, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment. As

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

of May 31, 2014 and November 30, 2013, the outstanding balances under the U.S. arrangement were $438,400 and $144,000, respectively.
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
There were $225,000 borrowings outstanding under the term loan component of the U.S. Credit Agreement and $170,500 borrowings outstanding under the secured revolver as of May 31, 2014. In addition, there was $1,500 outstanding as of May 31, 2014 in standby letters of credit under the U.S. Credit Agreement. There were no borrowings outstanding under the U.S. Credit Agreement as of November 30, 2013.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a financial institution (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of US$5,000 for the issuance of standby letters of credit. As of both May 31, 2014 and November 30, 2013, there was no of letters of credit outstanding.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. There was CAD600 or $553 borrowing outstanding under the Canadian Revolving Arrangement as of May 31, 2014, and there were no borrowings outstanding as of November 30, 2013.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of May 31, 2014 and November 30, 2013 were $6,914 and $7,419, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY8,000,000 short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin that was 1.90% per annum, however, in December 2013, the Company amended the credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.50% per annum. In December 2013, the Company amended this credit agreement to lower this fee to 0.10% per annum. This credit facility expires in December 2016. As of May 31, 2014 and November 30, 2013, the balance outstanding under the credit facility was $105,129 and $136,679, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. The Company has issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders.
Other borrowings and capital leases
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2,000,000 with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of May 31, 2014 and November 30, 2013, the balances outstanding under this credit facility were $19,650 and $19,526, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of May 31, 2014 and November 30, 2013, the balances outstanding under this credit facility were $9,825 and $9,763, respectively.
As of May 31, 2014 and November 30, 2013, the Company also had $378 and $541, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.
Future principal payments
Future principal payments under the above loans and capital leases as of May 31, 2014 are as follows:

Fiscal Years Ending November 30,
2014	$691,337
2015	12,103
2016	17,672
2017	82,275
2018	169,619
Thereafter	3,343
$976,349
Interest expense and finance charges
For the three and six months ended May 31, 2014, the total interest expense and finance charges for the Company's borrowings were $6,708 and $12,301, respectively, and for the three and six months ended May 31, 2013, they were $5,757 and $12,313, respectively. Interest expense for the three and six months ended May 31, 2013 includes non-cash interest expense of $926 and $2,314 for the 4.0% Convertible Senior Notes due May 2018 (the "Convertible Senior Notes"). The variable interest rates ranged between 0.61% and 4.25% during both the three and six months ended May 31, 2014, respectively, and between 0.67% and 3.43% and 0.67% and 3.53% during the three and six months ended May 31, 2013, respectively.
Covenants compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Revolver, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. The

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate.
Guarantees
The Company has issued guarantees to certain vendors, customers and lenders of its subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of May 31, 2014 and November 30, 2013 were $365,845 and $364,744, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
NOTE 11—CONVERTIBLE DEBT:
In August 2013, the Company settled its Convertible Senior Notes with an aggregate principal amount of $143,750 which were issued in May 2008 in a private placement. The Convertible Senior Notes bore a cash coupon interest rate of 4.0% per annum and the initial conversion rate was 33.9945 shares of common stock per $1 principal amount, equivalent to an initial conversion price of $29.42 per share of common stock. The Convertible Senior Notes were called in the second quarter of fiscal year 2013. No interest was accrued subsequent to May 2013 in accordance with the Indenture. The final settlement amount of $218,870 was paid in cash in August 2013 and was comprised of $143,750 in principal payments and $75,120 in payment of conversion premium. The conversion premium, which represents the total settlement amount less the principal, was recorded as a reduction of "Additional paid-in capital.” The final settlement amount was calculated in accordance with the Indenture based on the volume weighted-average trading price of the Company's common stock over the 60 consecutive trading-day period beginning on and including the third trading day after the related conversion.
Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $1,387 and $3,011 during the three and six months ended May 31, 2013, respectively. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $926 and $2,314 for the three and six months ended May 31, 2013, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Numerator:
Net income attributable to SYNNEX Corporation	$39,551	$30,769	$77,968	$64,138

Denominator:
Weighted-average common shares - basic	38,663	36,783	38,165	36,724
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	540	529	555	524
Conversion spread of convertible debt	—	557	—	702
Weighted-average common shares - diluted	39,203	37,869	38,720	37,950

Earnings per share attributable to SYNNEX Corporation:
Basic	$1.02	$0.84	$2.04	$1.75
Diluted	$1.01	$0.81	$2.01	$1.69
During the three and six months ended May 31, 2013, the Company accounted for the conversion premium of the Convertible Senior Notes using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. The Convertible Senior Notes were settled in August 2013 as discussed in Note 11- Convertible Debt.
Options to purchase 9 and 10 shares during the three and six months ended May 31, 2014, respectively, and options to purchase 14 and 16 shares during the three and six months ended May 31, 2013, respectively, have not been included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 13—SEGMENT INFORMATION:
Operating segments
Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.
The Company operates in two segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, CE, and complementary products. The Technology Solutions segment also provides systems design and integration services.
The Concentrix segment offers a range of global business services focused on process optimization, customer engagement strategy and back-office automation to clients in various industry verticals. The portfolio of services offered are comprised of end-to-end process outsourcing services that are delivered through omni-channels including both voice and non-voice. Clients include corporations in various industry verticals.
Effective in the first quarter of 2014, the Company realigned its business segments. Certain operations of the Company that were previously reported under the Concentrix segment and that provided inter-segment support and IT services to the Technology Solutions segment have now been aligned with and report into the Technology Solutions segment. The Concentrix

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

segment includes the legacy Concentrix business and the newly acquired customer care business. The financial information presented herein reflects the impact of the segment structure change for all periods presented.
Summarized financial information related to the Company’s reportable business segments for the three months ended May 31, 2014 and 2013 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2014
Revenue	$3,162,998	$293,482	$(2,945)	$3,453,535
Income (loss) from operations before non-operating items, income taxes and noncontrolling interest	70,134	(2,169)	118	68,083
Three months ended May 31, 2013
Revenue	2,547,216	46,748	(2,603)	2,591,361
Income from operations before non-operating items, income taxes and noncontrolling interest	48,686	3,266	12	51,964

Six months ended May 31, 2014
Revenue	$6,065,905	$420,447	$(5,833)	$6,480,519
Income (loss) from operations before non-operating items, income taxes and noncontrolling interest	133,665	(3,948)	316	130,033
Six months ended May 31, 2013
Revenue	4,966,132	91,098	(5,030)	5,052,200
Income from operations before non-operating items, income taxes and noncontrolling interest	102,222	5,690	(8)	107,904

Total assets as of May 31, 2014	$4,138,786	$1,082,659	$(746,479)	$4,474,966
Total assets as of November 30, 2013	3,271,804	273,135	(219,050)	3,325,889
Inter-segment elimination represents services and transactions generated between the Company's reportable segments that are eliminated on consolidation.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Segment by geography
Shown below is summarized financial information related to the geographic areas in which the Company operated during the three months ended May 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenue:
North America	$2,838,053	$2,269,339	$5,418,306	$4,398,852
Asia-Pacific	472,482	301,049	864,306	612,673
Other	143,000	20,973	197,907	40,675
	$3,453,535	$2,591,361	$6,480,519	$5,052,200

	As of
	May 31, 2014	November 30, 2013
Property and equipment, net:
North America	$106,313	$95,344
Asia-Pacific	58,017	19,853
Other	23,158	18,052
	$187,488	$133,249
The revenues attributable to countries are based on geography of entities from where the products are distributed and from where customer service contracts are managed. Revenue in the United States was approximately 71% of total Company revenue for both the three and six months ended May 31, 2014, respectively and approximately 74% of the total revenue for both the three and six months ended May 31, 2013. Revenue in Canada was approximately 12% of total revenue for both the three and six months ended May 31, 2014, respectively, and 14% and 13% of total revenue for the three and six months ended May 31, 2013, respectively. Revenue in Japan was approximately 11% of the total revenue for both the three and six months ended May 31, 2014, respectively, and approximately 11% of the total revenue for both the three and six months ended May 31, 2013, respectively.
Net property and equipment in the United States was approximately 47% and 59% of the Company's total as of May 31, 2014 and November 30, 2013, respectively. Net property and equipment in the Philippines represented 15% and 6% of the total as of May 31, 2014 and November 30, 2013, respectively. Net property and equipment in Canada was approximately 10% and 13% of the total as of May 31, 2014 and November 30, 2013, respectively. As of both May 31, 2014 and November 30, 2013, no other country represented more than 10% of the total net property and equipment.

NOTE 14—RELATED PARTY TRANSACTIONS:
The Company had a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became the Company's primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation ("MiTAC Holdings") was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings. As of May 31, 2014 and November 30, 2013, MiTAC Holdings and its affiliates beneficially owned approximately 25% and 26% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of May 31, 2014. These shares are owned by the following entities:

As of May 31, 2014
MiTAC Holdings (1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 372 shares directly held by Matthew Miau and 224 shares indirectly held by Mathew Miau through a charitable remainder trust.

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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $32,615 and $51,500 during the three and six months ended May 31, 2014, respectively, and totaling $6,447 and $11,772 during the three and six months ended May 31, 2013, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three and six months ended May 31, 2014 totaled $1,058 and $1,920, respectively, and during the three and six months ended May 31, 2013 totaled $1,270 and $2,633, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $16 during the six months ended May 31, 2014, and $793 and $1,724 during the three and six months ended May 31, 2013, respectively.
The Company’s business relationship with MiTAC Holdings has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. The Company negotiates pricing and other material terms on a case-by-case basis with MiTAC Holdings. While MiTAC Holdings is a related party and a controlling stockholder, the Company believes that the significant terms under its arrangements with MiTAC Holdings, including pricing, do not materially differ from the terms it could have negotiated with unaffiliated third parties, and it has adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with the Company.

NOTE 15—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of SYNNEX Infotec are covered by certain defined benefit pension plans, including a multi-employer pension plan. Full-time employees are eligible to participate in the plans on the first day of February following their date of hire and are not required to contribute to the plans.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Following the Company's acquisition of the IBM customer care business, certain employees of the acquired business are covered by defined benefit pension plans.
The components of net periodic pension costs pertaining to the Company's single employer benefit plans during the three months ended May 31, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Service cost	$345	$146	$552	$308
Interest cost	159	37	227	77
Expected return on plan assets	(17)	(15)	(34)	(31)
Amortization of net loss	140	—	176	—
Net periodic pension costs	$627	$168	$921	$354
During the three and six months ended May 31, 2014, the Company contributed $312 and $461, respectively, to the single-employer benefit plans. During the three and six months ended May 31, 2013, the Company contributed $164 and $337, respectively, to the single-employer benefit plans.
NOTE 16—EQUITY:
Share repurchase program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. As of May 31, 2014 the Company had purchased 361 shares for a total cost of $11,340. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. No purchases were made during the three and six months ended May 31, 2014. This program expired in June 2014.
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the six months ended May 31, 2014 and May 31, 2013 is presented below:

	Six Months Ended May 31, 2014			Six Months Ended May 31, 2013
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,411,222	$419	$1,411,641	$1,319,023	$332	$1,319,355
Issuance of common stock on exercise of options	3,809	—	3,809	3,088	—	3,088
Issuance of common stock for employee stock purchase plan	789	—	789	710	—	710
Tax benefit from employee stock plans	2,806	—	2,806	1,555	—	1,555
Taxes paid for the settlement of equity awards	(1,710)	—	(1,710)	(153)	—	(153)
Shares and employee stock awards issued for acquisition of IBM customer care business	71,106	—	71,106	—	—	—
Share-based compensation	5,632	—	5,632	4,698	—	4,698
Repurchase of treasury stock	—	—	—	(1,882)	—	(1,882)
Conversion premium of convertible debt, net of tax	—	—	—	(21,745)	—	(21,745)
Comprehensive income:
Net income	77,968	69	78,037	64,138	45	64,183
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	261	1	262	188	—	188
Change in unrealized gain in defined benefit plans, net of tax	114	—	114	—	—	—
Net change in unrealized loss on cash flow hedges	(157)	—	(157)	—	—	—
Foreign currency translation adjustments	9,096	1	9,097	(13,949)	(12)	(13,961)
Total other comprehensive income	9,314	2	9,316	(13,761)	(12)	(13,773)
Total comprehensive income	87,282	71	87,353	50,377	33	50,410
Ending balance:	$1,580,936	$490	$1,581,426	$1,355,671	$365	$1,356,036

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of May 31, 2014 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2014 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations.
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
In January 2014, the Company received a Civil Investigative Demand in connection with a Federal Trade Commission investigation concerning the use of a database program (the "database program") that has operated for several years under the auspices of the Global Technology Distribution Council ("GTDC"), a trade group of which the Company is a member. Certain GTDC members who participate in the program provide sales data to a third party independent contractor chosen by the GTDC. The contractor aggregates the data and makes it available to program participants. The Company understands that other GTDC members participating in the program have received similar Civil Investigative Demands.
The Company is in the process of responding to the Civil Investigative Demand. The Civil Investigative Demand merely seeks information, and no proceedings have been instituted against any person. The Company has conducted a preliminary review, and does not have any reason to believe that there has been any conduct by the Company or its employees that would be actionable under the antitrust laws in connection with its participation in the database program. As this matter is at a preliminary stage, it is not possible to predict the potential impact, if any, of the Civil Investigative Demand or whether any actions may be instituted by the FTC against any person.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs, and timing of our acquisitions, including our acquisition of the customer care business of International Business Machines Corporation, or IBM, information technology demand, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan and Canada, expansion of our operations, including our Concentrix business, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of our accounting policies, our tax rates, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions, our ability to successfully integrate the acquired IBM customer care business and risks set forth under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, offering a comprehensive range of services to resellers, retailers, original equipment manufacturers, or OEMs, financial and insurance institutions and several other industry verticals worldwide. Our primary business process services are wholesale IT distribution and business process outsourcing ("BPO") customer care service. We operate in two segments: distribution services, hereinafter referred to as Technology Solutions, and global business services, hereinafter referred to as Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, CE, and complementary products. Within our Technology Solutions services segment, we also provide systems design and integration services. Our Concentrix segment offers a portfolio of end-to-end outsourced services around process optimization, customer engagement strategy and back-office automation to clients in ten identified industry verticals.
On January 31, 2014, under the terms of a Master Asset Purchase Agreement, we completed the initial closing of our acquisition of the assets of the customer care business of International Business Machines Corporation, or IBM. On April 30, 2014, we completed the second phase of the acquisition of IBM’s customer care business. The preliminary aggregate purchase price of $503.3 million is subject to certain post-closing adjustments. The countries acquired through April 30, 2014 comprise approximately 99.5% of the preliminary valuation of the customer care business. The subsequent closings are expected to occur in the third fiscal quarter of 2014, but contractually no later than June 30, 2015, and are subject to customary closing conditions. As of May 31, 2014, we are obligated to an additional amount of $40.0 million in cash at the final closing including $2.4 million towards the remaining countries. The acquisition has been integrated into our Concentrix segment. The acquisition in its entirety, including subsequent closures, is anticipated to add approximately 37,000 employees in five continents, providing business process outsourcing delivery capabilities to approximately 170 customers in 28 countries.
We combine our core strengths in distribution with our customer engagement services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Mexico. As of May 31, 2014, we had approximately 53,000 full-time, contractors and temporary employees worldwide. From a geographic perspective, approximately 82% and 84%, of our total revenue was from North America for the three and six months ended May 31, 2014, respectively, and approximately 88% and 87%, of our total revenue was from North America for the three and six months ended May 31, 2013, respectively.
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
In our Concentrix segment, our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three and six months ended May 31, 2014 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 and Note 2 of the financial statements.
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
Acquisitions during fiscal year 2014
IBM customer care business acquisition
On January 31, 2014, under the terms of a Master Asset Purchase Agreement, we completed the initial closing of our acquisition of the assets of the customer care business of IBM. On April 30, 2014, we completed the second phase of the acquisition of IBM’s customer care business. The preliminary aggregate purchase price of $503.3 million is subject to certain post-closing adjustments. The countries acquired through April 30, 2014 comprise approximately 99.5% of the preliminary valuation of the customer care business. The subsequent closings are expected to occur in the third fiscal quarter of 2014, but contractually, no later than June 30, 2015, and are subject to customary closing conditions, including regulatory approvals. As of May 31, 2014, we were obligated to an additional amount of $40.0 million in cash at the final closing including $2.4 million towards the remaining countries. A portion of the purchase price was settled through the issuance of 1,266,357 shares of our common stock at a fair value of $71.1 million based on the closing price of our common stock on the date of issuance.
The estimated purchase price allocation consisted of $56.5 million of net tangible assets, $263.5 million of intangible assets and $181.0 million of goodwill. The purchase price allocation is preliminary, subject to finalization of valuation procedures.
The acquisition has been integrated into the Concentrix segment. It expands our service portfolio, delivery capabilities and geographic reach, and brings deep process expertise and managerial talent.

Acquisitions during fiscal year 2013
In April 2013, we acquired substantially all of the assets of Supercom Canada Limited or Supercom Canada, a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD37.6 million, or US$36.7 million, in cash, including approximately CAD4.5 million, or US$4.3 million, in deferred payments, subject to certain post-closing conditions, payable within 18 months. We have paid CAD1.8 million of the deferred amount as of May 31, 2014. Subsequent to the acquisition, we repaid debt and working capital lines in the amount of US$53.7 million. Based on the purchase price allocation, we recorded net tangible assets of US$26.9 million, goodwill of US$5.4 million and intangible assets of US$4.4 million in relation to this acquisition. The acquisition is integrated into the Technology Solutions segment and has expanded our existing product and service offerings in Canada.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(91.92)	(94.03)	(92.51)	(93.85)
Gross profit	8.08	5.97	7.49	6.15
Selling, general and administrative expenses	(6.11)	(3.96)	(5.48)	(4.01)
Income from operations before non-operating items, income taxes and noncontrolling interest	1.97	2.01	2.01	2.14
Interest expense and finance charges, net	(0.18)	(0.19)	(0.16)	(0.20)
Other income, net	(0.01)	0.02	0.04	0.03
Income from operations before income taxes and noncontrolling interest	1.78	1.84	1.89	1.97
Provision for income taxes	(0.64)	(0.65)	(0.68)	(0.70)
Net income	1.14	1.19	1.21	1.27
Net income attributable to noncontrolling interest	0.00	(0.00)	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.14%	1.19%	1.21%	1.27%
Segment Information
In the first quarter of fiscal year 2014, we realigned our business segments. Certain operations that were previously reported under the Concentrix segment and that primarily provided inter-segment support and IT services have now been aligned with and report into the Technology Solutions segment. The financial information presented herein reflects the impact of the preceding segment structure change for all periods presented.
Three and Six Months Ended May 31, 2014 and 2013
Revenue

	Three Months Ended			Six Months Ended
	May 31, 2014	May 31, 2013	Percent Change	May 31, 2014	May 31, 2013	Percent Change
	(in thousands)			(in thousands)
Revenue	$3,453,535	$2,591,361	33.3%	$6,480,519	$5,052,200	28.3%
Technology Solutions revenue	3,162,998	2,547,216	24.1%	6,065,905	4,966,132	22.1%
Concentrix revenue	293,482	46,748	527.8%	420,447	91,098	361.5%
Inter-segment elimination	(2,945)	(2,603)	(13.3)%	(5,833)	(5,030)	(16.0)%
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

Revenue in our Technology Solutions segment during the three and six months ended May 31, 2014 increased, as compared to the prior year periods, due to strong consumer and commercial sales growth in U.S. and Japan, strong demand for our systems design and integration services, and the April 2013 acquisition of Supercom Canada. Japan sales were exceptionally strong during the three months ended May 31, 2014 due to IT demand generated prior to the consumption tax increase, which took place in April 2014 and the refresh of Windows XP. In comparison to the prior year periods, revenue during the three and six months ended May 31, 2014 was negatively impacted by 2.0% and 2.9%, respectively, for the translation impact of foreign exchange rates, primarily from the weakening of the Japanese yen and the Canadian dollar. On a constant currency basis, revenue increased by 26.1% and 24.9%, respectively, during the three and six months ended May 31, 2014 as compared to the prior year periods. IT demand is expected to continue to be strong in the U.S. and stable in Canada. Growth rates in Japan is expected to return to normalized levels due to the aforementioned impact of consumption tax in the fiscal second quarter of 2014 and normal seasonality.
The increase in revenue in our Concentrix segment during the three and six months ended May 31, 2014, as compared to the prior year periods is primarily due to the January 31, 2014 acquisition of assets of the IBM customer care business. The acquisition added $244.1 million and $318.6 million in revenue to our consolidated results during the three and six months ended May 31, 2014, respectively. Revenues from the acquired IBM customer care business are expected to be flat during the integration period and are then expected to grow toward the end of fiscal year 2014. Revenue growth will be offset by the expiration of certain contracts that were expected to not renew at the time of acquisition.
Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2014	May 31, 2013	Percent Change	May 31, 2014	May 31, 2013	Percent Change
	(in thousands)			(in thousands)
Gross profit	$279,014	$154,790	80.3%	$485,660	$310,877	56.2%
Percentage of revenue	8.08%	5.97%		7.49%	6.15%
Our gross profit is affected by a variety of factors, including our sources of revenue by segments, competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenues. In addition, our margin can also be impacted by ramp-up costs, additional lead time for the programs to be fully scalable and initial set-up costs.
The increase in our gross margins in the three and six months ended May 31, 2014 as compared to the prior year periods is primarily due to the change in our segment business mix as a result of our acquisition of the IBM customer care business on January 31, 2014.
Gross profit in our Technology Solutions segment during the three and six months ended May 31, 2014 increased from the prior year periods due to growth in our systems design and integration services, strong commercial and consumer sales growth in U.S. and Japan and product and customer mix.
Gross profit in our Concentrix segment during the three and six months ended May 31, 2014 increased from the prior year periods as a result of our acquisition of the IBM customer care business on January 31, 2014.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2014	May 31, 2013	Percent Change	May 31, 2014	May 31, 2013	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$210,931	$102,826	105.1%	$355,627	$202,973	75.2%
Percentage of revenue	6.11%	3.96%		5.49%	4.01%

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
The increase in our selling, general and administrative expenses in the three and six months ended May 31, 2014 compared to the prior year periods is primarily the result of our January 31, 2014 acquisition of the IBM customer care business in the Concentrix segment. The acquisition added approximately 37,000 employees and contractors to our personnel resources. We also incurred approximately $15.7 million and $24.7 million in acquisition-related and integration expenses in our Concentrix segment related to the IBM customer care business acquisition during the three and six months ended May 31, 2014, respectively. The amortization of our intangible assets was approximately $13.2 million and $16.9 million higher during the three and six months ended May 31, 2014, respectively than the comparative prior year periods, which was primarily the result of the acquisition of IBM's customer care business. In addition to the increased costs related to the IBM customer care business acquisition, personnel and general operating expenses were higher than the prior year period due to the acquisition of Supercom Canada in the Technology Solutions segment in April 2013 and growth and increased business volumes in both business segments, which was partly offset by $1.9 million favorable impact of foreign currency translation.
Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Three Months Ended			Six Months Ended
	May 31, 2014	May 31, 2013	Percent Change	May 31, 2014	May 31, 2013	Percent Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$68,083	$51,964	31.0%	$130,033	$107,904	20.5%
Percentage of total revenue	1.97%	2.01%		2.01%	2.14%
Technology Solutions income from operations before non-operating items, income taxes and noncontrolling interest	70,134	48,686	44.1%	133,665	102,222	30.8%
Percentage of Technology Solutions revenue	2.22%	1.91%		2.20%	2.06%
Concentrix income (loss) from operations before non-operating items, income taxes and noncontrolling interest	(2,169)	3,266	(166.4)%	(3,948)	5,690	(169.4)%
Percentage of Concentrix revenue	(0.74)%	6.99%		(0.94)%	6.25%
Inter-segment eliminations	118	12	883.3%	316	(8)	40.5%
The operating margins in our Technology Solutions segment during the three and six months ended May 31, 2014 improved from the prior year periods primarily due to the growth in our U.S. business and efficient management of our operating expenses. Additionally, operating margins in Japan benefitted from strong demand in advance of the April 2014 consumption tax increase and the refresh of Windows XP.
The operating margin of our Concentrix segment in the three and six months ended May 31, 2014 was adversely affected by $15.7 million and $24.7 million, respectively, in acquisition and integration expenses incurred in relation to our acquisition of the IBM customer care business. In addition, the amortization expense of our intangible assets was approximately $13.2 million and $16.9 million higher than the comparative prior year periods as a result of the acquisition. Excluding these factors, the operating margin of the Concentrix segment benefitted from the acquisition of the IBM customer care business.

Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2014	May 31, 2013	Percent Change	May 31, 2014	May 31, 2013	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$6,160	$4,863	26.7%	$10,658	$10,356	2.9%
Percentage of revenue	0.18%	0.19%		0.16%	0.20%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements, and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our multi-year contracts in our Mexico operation. Interest expense recorded in the three and six months ended May 31, 2013 also includes non-cash interest expense incurred on our convertible debt.
The increase in our interest expense during the three months ended May 31, 2014 as compared to the prior year period is primarily the result of the increase in borrowing levels to fund the acquisition of the IBM customer care business on January 31, 2014, to infuse working capital into the newly acquired business and to invest in growing our systems design and integration services, partially offset by savings associated with the retirement of our convertible debt in August 2013. Interest expense also included higher flooring fees and finance charges as a result of our higher business volumes and investments in our Technology Solutions business.
The slight increase in our interest expense during the six months ended May 31, 2014 as compared to the prior year period is primarily the result of the increase in borrowing levels primarily to fund the acquisition of the IBM customer care business on January 31, 2014, to infuse working capital into the newly acquired business and to invest in growing our Technology Solutions business. This increase was partially offset by the settlement of the convertible debt in August 2013 and the beneficial impact of translation of the yen. The prior period interest expense includes approximately $5.3 million in cash and non-cash interest expense components related to the convertible debt.
Other Income, Net

	Three Months Ended			Six Months Ended
	May 31, 2014	May 31, 2013	Percent Change	May 31, 2014	May 31, 2013	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$(197)	$528	(137.3)%	$2,771	$1,789	54.9%
Percentage of revenue	(0.01)%	0.02%		0.04%	0.03%
Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The decrease in other income (expense), net during the three months ended May 31, 2014 was due to foreign exchange losses and lower earnings on our deferred compensation investments.
The increase in other income (expense), net in the six months ended May 31, 2014 was due to $2.9 million received from a class-action legal settlement, offset in part by foreign exchange losses and lower earnings on our deferred compensation investments.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and six months ended May 31, 2014 were 35.9% and 36.1%, respectively, compared to 35.4% for both the three and six months ended May 31, 2013. The increase in our effective tax rate, compared to the prior year period, was due to increased profitability of our operations in higher tax jurisdictions.

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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The change in the net income loss attributable to noncontrolling interests in the three and six months ended May 31, 2014 as compared to the prior year period was not material to our results of operations.

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
Net cash used in operating activities was $199.7 million for the six months ended May 31, 2014, primarily due to an increase in inventories of $332.1 million and accounts receivables of $200.1 million. These cash outflows were partially offset by our net income of $78.0 million, adjustments for non-cash items of $44.3 million, an increase in accounts payable of $111.1 million and an increase in accrued liabilities of $103.9 million. The increase in inventories is primarily due to the growth of our Technology Solutions segment. The increase in accounts receivables is the result of the receivables from the newly acquired IBM customer care business. The increase in accounts payable and accrued liabilities is primarily due to the newly acquired IBM customer care business. The adjustments for non-cash items consist primarily of depreciation, amortization and stock-based compensation expense.
Net cash provided by operating activities was $91.5 million for the six months ended May 31, 2013, primarily from a decrease in accounts receivable of $194.4 million, $64.2 million of net income and adjustments for non-cash items of $22.4 million. These cash inflows were offset in part by a decrease in accounts payables and accrued liabilities of $169.8 million. The changes in our accounts receivables and our accounts payables are due to the timing of collections and payments in our fiscal first quarter following our seasonally high fourth quarter of fiscal year 2012.
Net cash used in investing activities for the six months ended May 31, 2014 was $402.3 million, which was primarily due to a cash payment of $390.4 million for the acquisition of the IBM customer care business. Our capital expenditures during the period were $20.3 million to support our growth and higher business volumes. These cash outflows were offset in part by $2.9 million proceeds from sale of our trading investments, net of purchases and a $2.2 million change in restricted cash due to the timing of our lockbox collections under our borrowing arrangements.
Net cash used in investing activities for the six months ended May 31, 2013 was $24.2 million, which included $20.3 million paid for the acquisition of Supercom Canada net of cash acquired and $1.0 million paid for our prior acquisitions in our Concentrix segment. Our investment in property and equipment was $8.1 million and our investment in cost-method securities was $1.7 million. We received $4.2 million from our fiscal year 2012 sale of equity-method investee SB Pacific Limited and $2.9 million proceeds from sale of our deferred compensation investments, net of purchases.

Net cash provided by financing activities for the six months ended May 31, 2014 was $656.2 million, consisting primarily of $657.8 million of net receipts on our securitization arrangement, revolving lines of credit and other credit facility arrangements. The increase in borrowings was primarily to fund the acquisition and working capital requirements of the newly acquired customer care business from IBM and our systems design and integration services business. These cash inflows were partially offset by payment of contingent consideration of $5.1 million and an decrease in our book overdraft of $1.6 million.
Net cash used in financing activities for the six months ended May 31, 2013 was $19.6 million, consisting primarily of $11.7 million net payments on our revolving lines of credit, term loans and the payment of debt acquired from Supercom Canada. We paid $11.4 million for fiscal year 2012 purchase of shares of our subsidiary SYNNEX Infotec from the noncontrolling interest. The proceeds from the issue of common stock upon the exercise of employee stock awards were $3.6 million and $1.9 million was used for repurchase of treasury stock.
Capital Resources
Our cash and cash equivalents totaled $204.6 million and $151.6 million as of May 31, 2014 and November 30, 2013, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $177.3 million and $142.5 million as of May 31, 2014 and November 30, 2013, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
Based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements, we believe we will have sufficient resources to meet our present and future working capital requirements, planned capital expenditures and anticipated stock repurchases for the next twelve months.
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
On-Balance Sheet Arrangements
We primarily finance our United States operations with an accounts receivable securitization program, or the U.S. Arrangement. Until September 2013, our subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $400.0 million in U.S. trade accounts receivable, or the U.S. Receivables. In September 2013, we amended the U.S Arrangement to increase the commitment of the lenders to $500.0 million. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million to a maximum commitment of $600.0 million. The maturity date of the U.S. Arrangement is October 2015. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, rate, plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of May 31, 2014 and November 30, 2013, the outstanding balances under the U.S. arrangement was $438.4 million and $144.0 million, respectively.
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

We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125.0 million. The U.S. Credit Agreement matures in November 2018. Interest on borrowings under the U.S. Credit Agreement can be based on the LIBOR, or a base rate, at our option. Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.75% to 2.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. When drawn, the outstanding principal amount of the term loan will be repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. There was a balance of $225.0 million outstanding under the term loan component of the U.S. Credit Agreement as of May 31, 2014, and there was no borrowing outstanding as of November 30, 2013. In addition, there was $1.5 million outstanding as of May 31, 2014 in standby letters of credit under the U.S Credit Agreement.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. There were no letters of credit outstanding as of May 31, 2014 and November 30, 2013. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate, or CDOR, (the average rate applicable to Canadian dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. There was CAD0.6 million borrowing outstanding under the Canadian Revolving Arrangement as of May 31, 2014, and there was no borrowing outstanding as of November 30, 2013.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of May 31, 2014 and November 30, 2013 were $6.9 million and $7.4 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin that was 1.90% per annum; however, in December 2013, we amended the credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.5% per annum, however, in December 2013, we amended this credit agreement to lower this fee to 0.1% per annum. As of May 31, 2014 and November 30, 2013, the balances outstanding under the credit facility were $105.1 million and $136.7 million, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. We have issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders. This credit facility expires in December 2016.
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2.0 billion with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of May 31, 2014 and November 30, 2013, the balances outstanding under this credit facility were $19.7 million and $19.5 million, respectively.

SYNNEX Infotec has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of both May 31, 2014 and November 30, 2013, the balances outstanding under these lines were $9.8 million.
As of May 31, 2014 and November 30, 2013, we also had $0.4 million and $0.5 million, respectively, outstanding in capital lease obligations primarily pertaining to SYNNEX Infotec and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.
Covenants Compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2014, we were in compliance with all material covenants for the above arrangements.
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
Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $1.4 million and $3.0 million during the three and six months ended May 31, 2013, respectively. Based on an effective rate of 8.0%, we recorded non-cash interest expenses of $0.9 million and $2.3 million during the three and six months ended May 31, 2013, respectively.
Guarantees
We issued guarantees to certain vendors, customers, lenders of our subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, we, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of May 31, 2014 and November 30, 2013 were $365.8 million and $364.7 million, respectively. We are obligated under these guarantees to pay amounts due should our subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
Related Party Transactions
We had a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became our primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation, or MiTAC Holdings, was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings. As of May 31, 2014 and November 30, 2013, MiTAC Holdings and its affiliates beneficially owned approximately 25% and 26%, respectively, of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2014
(in thousands)
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 372 thousand shares directly held by Matthew Miau and 224 shares indirectly held by Matthew Miau through a charitable remainder trust.

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
We purchased inventories from MiTAC Holdings and their affiliates totaling $32.6 million and $51.5 million during the three and six months ended May 31, 2014, respectively, and totaling $6.4 million and $11.8 million during the three and six months ended May 31, 2013, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $1.1 million and $1.9 million during the three and six months ended May 31, 2014, respectively, and totaled $1.3 million and $2.6 million during the three and six months ended May 31, 2013, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $0.02 million during the six months ended May 31, 2014, and $0.8 million and $1.7 million during the three and six months ended May 31, 2013, respectively.
Our business relationship with MiTAC Holdings and its affiliates has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. We negotiate pricing and other material terms on a case-by-case basis with MiTAC Holdings. While MiTAC Holdings is a related party and a controlling stockholder, we believe that the significant terms under our arrangements with MiTAC Holdings, including pricing, will not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six months ended May 31, 2014 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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
Risks Related to the Acquisition of the Customer Care Business from IBM
We may not be able to realize all of the anticipated benefits of the acquisition of the IBM customer care business if we fail to integrate this business successfully, which could reduce our profitability and adversely affect our stock price.
Our ability to realize the anticipated benefits of the transaction will depend, in part, on our ability to integrate this customer care business successfully and efficiently with our business. The integration of this business in several geographic locations is a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration has resulted and may continue to result in competitive responses, loss of customer and other relationships, loss of key employees and other employees, and diversion of management’s attention, and other unanticipated problems, expenses and liabilities, and may cause our stock price to decline. The difficulties of combining the operations of the two businesses include, among others:

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
With our acquisition of the IBM customer care business, we have significantly expanded the geographic reach of our Concentrix business, adding international operations in 28 countries, spanning 5 continents. This breadth of business conducted outside of the United States exposes us to additional risks, which in turn could cause our business and results from operations to suffer. These additional risks include political and economic instability, extensive government regulation, cybersecurity threats, natural calamities, terrorist activities, worker strikes, civil unrest and military activity. We also face challenges in our management of, and compliance efforts involving, the larger geographic scope of business that is subject to a wider variety of laws, regulations and government policies. Our operations are based on a global delivery model with client services provided from delivery centers located in several countries. With the acquisition, we have significantly increased the percentage of our workforce that is located in India and the Philippines. Socio-economic situations which are specific to these regions can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these regions experience severe natural calamities or political unrest, our personnel resources may be affected, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. Changes in governments, laws, regulations and taxation rules may severely impact our ability to do business in these countries, our business practices, our operating costs and our results of operations.
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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 25% and 26% of our total revenue for the three and six months ended May 31, 2014, respectively, and approximately 32% of our total revenue for both the three and six months ended May 31, 2013. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
In our Technology Solutions segment our gross margins are low, which magnifies the impact of variations in gross margin, operating costs and bad debt on our operating results.
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
Our ability to obtain particular products in the required quantities and to fulfill reseller and retail customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers. For example, in fiscal years 2011 and 2012, we experienced shortage in hard drives from OEM suppliers in Thailand due to floods. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Such delays could also impact our ability to procure critical components required to complete customer orders related to our systems design and integration business. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers, retailers or end-users. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our reseller and retail customer orders and orders related to our systems design and integration business on a timely basis, our business, financial position and operating results could be adversely affected.
Our systems design and integration business has customer concentration and intense competition which could adversely impact our revenue.
The system design and integration business of our Technology Solutions has customer concentration, requires investments in working capital and infrastructure, and customer contracts often offer limited or no volume guarantees or protection for end of life investments. The loss of a customer or reduction in order volumes could adversely impact our revenues, the absorption of fixed overhead costs and our future expansion plans. In addition, our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could adversely impact our financial position and operating results.
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
In both the three and six months ended May 31, 2014, approximately 29% of our total revenue was generated outside the United States, respectively. In both the three and six months ended May 31, 2013, approximately 26% of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. Our design and integration services business is currently operating out of the United States and United Kingdom and sales contracts are often denominated in foreign currencies. In addition, currency devaluation can result in our products, which are usually purchased by us in U.S. dollars, relatively more expensive to produce than products manufactured locally. We currently conduct hedging activities, which involve the use of currency forward contracts and cash flow hedges to manage our currency risks. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.
As a general rule, we do not use financial instruments to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue from the local currency services substantially offsets the local currency denominated operating expenses.

Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facilities in China. As of May 31, 2014, we had approximately 3,500 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
As of May 31, 2014, we had $976.3 million in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Risks Related to Our Relationship with MiTAC Holdings Corporation
As of May 31, 2014, our executive officers, directors and principal stockholders owned approximately 27% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of May 31, 2014, our executive officers, directors and principal stockholders owned approximately 27% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 25% of our common stock. Until September 2013, MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, was our primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation, or MiTAC Holdings, was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings.
There could be potential conflicts of interest between us and MiTAC Holdings and its affiliates, which could impact our business and operating results.
MiTAC Holdings' and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. For example, we currently purchase inventories from MiTAC Holdings related to our system design and integration services. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings' affiliates. For fiscal year 2013, Mr. Miau received the same compensation as our independent directors. For fiscal year 2014, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of May 31, 2014, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 13.6% of Synnex Technology International and approximately 8.0% of MiTAC Holdings. As of May 31, 2014, MiTAC Holdings directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC Holdings. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 13.6% of MiTAC Incorporated as of May 31, 2014. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 11.0% of our outstanding common stock as of May 31, 2014. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act directed the SEC to implement disclosure requirements concerning public companies' use and sourcing of “conflict minerals” mined in the Democratic Republic of Congo and adjoining countries. The SEC rules issued in August 2012 necessitate a complex compliance process and related administrative expense for a company once it determines a conflict mineral is necessary to the functionality or production of a product that the company manufactures or contracts to manufacture. Such companies must then conduct a reasonable country of origin inquiry to determine if the conflict minerals originated in the covered countries and undertake due diligence on the source and chain of custody in order to file a conflict minerals report with the SEC. In addition to the increased administrative expense and management involvement for our company as we navigate the aspects of the new requirements that apply to us, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations or to the extent requested by any reseller customers and their stakeholders, even if the SEC disclosure requirements do not apply to our non-manufacturing services or to those customers regarding those products. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.
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

10.1
Third Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Services Agreement, dated as of April 25, 2014, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia.

10.2
First Amendment to Credit Agreement, dated as of May 28, 2014, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A.

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

Date: July 8, 2014

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Third Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Services Agreement, dated as of April 25, 2014, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia.

10.2
First Amendment to Credit Agreement, dated as of May 28, 2014, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A.

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