Form 10-Q
period 2014-08-31
SYNNEX CORP
filed 2014-10-07
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2014
Common Stock, $0.001 par value	39,333,730

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	August 31, 2014	November 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$127,664	$151,622
Short-term investments	11,430	15,134
Accounts receivable, net	1,851,884	1,593,191
Receivable from related parties	948	146
Inventories	1,445,256	1,095,107
Current deferred tax assets	19,767	22,031
Other current assets	150,599	54,502
Total current assets	3,607,548	2,931,733
Property and equipment, net	197,204	133,249
Goodwill	373,914	188,535
Intangible assets, net	252,090	23,772
Deferred tax assets	371	7,867
Other assets	45,942	40,733
Total assets	$4,477,069	$3,325,889
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$726,201	$252,523
Accounts payable	1,372,641	1,350,040
Payable to related parties	10,066	3,861
Accrued liabilities	388,737	181,325
Income taxes payable	17,873	1,629
Total current liabilities	2,515,518	1,789,378
Long-term borrowings	274,601	65,405
Long-term liabilities	53,522	56,418
Deferred tax liabilities	8,319	3,047
Total liabilities	2,851,960	1,914,248
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 39,653 and 38,052 shares issued as of August 31, 2014 and November 30, 2013, respectively	40	38
Additional paid-in capital	376,567	286,329
Treasury stock, 872 and 842 shares as of August 31, 2014 and November 30, 2013, respectively	(29,472)	(27,450)
Accumulated other comprehensive income	21,465	19,168
Retained earnings	1,256,091	1,133,137
Total SYNNEX Corporation stockholders’ equity	1,624,691	1,411,222
Noncontrolling interest	418	419
Total equity	1,625,109	1,411,641
Total liabilities and equity	$4,477,069	$3,325,889

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue	$3,535,202	$2,733,913	$10,015,721	$7,786,113
Cost of revenue	(3,235,480)	(2,569,633)	(9,230,339)	(7,310,956)
Gross profit	299,722	164,280	785,382	475,157
Selling, general and administrative expenses	(220,920)	(100,781)	(576,547)	(303,754)
Income before non-operating items, income taxes and noncontrolling interest	78,802	63,499	208,835	171,403
Interest expense and finance charges, net	(7,602)	(2,983)	(18,260)	(13,339)
Other income (expense), net	(548)	12,159	2,223	13,948
Income before income taxes and noncontrolling interest	70,652	72,675	192,798	172,012
Provision for income taxes	(25,647)	(26,042)	(69,756)	(61,196)
Net income	45,005	46,633	123,042	110,816
Net income attributable to noncontrolling interest	(19)	(22)	(88)	(67)
Net income attributable to SYNNEX Corporation	$44,986	$46,611	$122,954	$110,749
Earnings per share attributable to SYNNEX Corporation:
Basic	$1.16	$1.26	$3.21	$3.01
Diluted	$1.15	$0.19	$3.16	$1.97
Weighted-average common shares outstanding:
Basic	38,749	36,965	38,363	36,805
Diluted	39,270	37,559	38,907	37,820

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Net income	$45,005	$46,633	$123,042	$110,816
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $0 for the three and nine months ended August 31, 2014 and 2013	247	5	509	193

Change in unrealized gain of defined benefit plan, net of tax of $(48) and $(108) for the three and nine months ended August 31, 2014, respectively, and $0 for both the three and nine months ended August 31, 2013	95	—	209	—

Foreign currency translation adjustments, net of tax of $64 and $299 for the three and nine months ended August 31, 2014, respectively, and $351 and $799 for the three and nine months ended August 31, 2013, respectively	(7,362)	(2,588)	1,578	(16,549)

Other comprehensive income (loss)	(7,020)	(2,583)	2,296	(16,356)
Comprehensive income:	37,985	44,050	125,338	94,460
Comprehensive income attributable to noncontrolling interest	(16)	(24)	(87)	(57)
Comprehensive income attributable to SYNNEX Corporation	$37,969	$44,026	$125,251	$94,403

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2014	August 31, 2013
Cash flows from operating activities:
Net income	$123,042	$110,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	25,170	12,330
Amortization of intangible assets	38,427	5,922
Accretion of convertible notes discount	—	2,314
Share-based compensation	9,224	6,790
Provision for doubtful accounts	4,723	4,340
Tax benefits from employee stock plans	3,747	2,063
Excess tax benefit from share-based compensation	(3,689)	(2,537)
Gain on investments	(383)	(1,382)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(246,120)	108,638
Receivable from related parties	(803)	70
Inventories	(355,839)	(67,035)
Other assets	(39,825)	(15,738)
Accounts payable	21,765	(53,936)
Payable to related parties	6,205	1,763
Accrued liabilities	162,246	11,384
Deferred liabilities	5,501	(7,715)
Net cash provided by (used in) operating activities	(246,609)	118,087
Cash flows from investing activities:
Purchase of trading investments	(593)	(410)
Proceeds from sale of trading investments	3,475	3,477
Investment in held-to-maturity term deposits	(134)	(129)
Acquisition of businesses, net of cash acquired	(390,433)	(25,889)
Purchase of property and equipment	(40,221)	(15,343)
Repayments received from loans and deposits to third parties	2,265	1,368
Proceeds from sale of equity-method investee	—	4,153
Purchase of cost investment	—	(1,705)
Proceeds from sale of cost investment	1,877	—
Changes in restricted cash	(16,676)	1,659
Net cash used in investing activities	(440,440)	(32,819)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	3,022,167	554,052
Payment of securitization and revolving line of credit	(2,559,329)	(488,264)
Proceeds from long-term credit facility and term loans	225,000	—
Payment of long-term bank loans, capital leases and other borrowings	(3,582)	(1,208)
Payment of Convertible Senior Notes	—	(218,870)
Excess tax benefit from share-based compensation	3,689	2,537
Increase (decrease) in book overdraft	(21,045)	43,285
Payment of acquisition-related contingent consideration	(5,136)	—
Cash paid for repurchase of treasury stock	—	(1,882)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	4,053	6,920
Payment for purchase of shares of subsidiary from noncontrolling interest	—	(11,400)
Net cash provided by (used in) financing activities	665,817	(114,830)
Effect of exchange rate changes on cash and cash equivalents	(2,726)	5,226
Net decrease in cash and cash equivalents	(23,958)	(24,336)
Cash and cash equivalents at beginning of period	151,622	163,699
Cash and cash equivalents at end of period	$127,664	$139,363

Supplemental disclosure of non-cash investing activities
Fair value of common stock issued for acquisition of business	$71,106	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2014 and 2013
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2014 and for the three and nine months ended August 31, 2014 and 2013 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2013 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013.
The results of operations for the three months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2014, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013. There have been no material changes to these accounting policies. For a discussion of the significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013.
Restricted cash
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements.
The following table summarizes the restricted cash balances as of August 31, 2014 and November 30, 2013 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of
	August 31, 2014	November 30, 2013
Related to borrowing arrangements and others:
Other current assets	$40,819	$22,349
Related to long-term projects:
Other assets	82	1,865
Total restricted cash	$40,901	$24,214

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through August 31, 2014, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through August 31, 2014, such losses have been within management’s expectations.
In both the three and nine months ended August 31, 2014, no customer accounted for 10% or more of the Company's total revenue. In both the three and nine months ended August 31, 2013, one customer accounted for 10% of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 25% and 26% of total revenue for the three and nine months ended August 31, 2014, respectively, and for approximately 30% and 31% of total revenue for the three and nine months ended August 31, 2013, respectively.
As of both August 31, 2014 and November 30, 2013, no customer exceeded 10% of the total consolidated accounts receivable balance.
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
Recurring operating costs for services contracts, including costs related to bid and proposal activities, are recognized as expenses as incurred. Where a contract requires an up-front investment, which typically includes transition and set-up costs related to systems and processes, these amounts are deferred and costs are amortized on a straight-line basis over the expected period of benefit, not to exceed the fixed term of the contract.
Earnings per common share
Earnings per common share-basic is computed by dividing the net income attributable to SYNNEX Corporation for the period by the basic weighted-average number of outstanding common shares.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
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
Effective in the first quarter of fiscal year 2014, the Company realigned its business segments. Certain operations of the Company that were previously reported under the Concentrix segment and that primarily provided inter-segment support and IT services have now been aligned with, and report into, the Technology Solutions segment. The financial information presented herein reflects the impact of the preceding segment structure change for all periods presented.
Recent accounting pronouncements
In July 2013, the Financial Accounting Standard Board ("FASB") issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new accounting update will be applicable to the Company in the first quarter of fiscal 2015; however, early adoption and retrospective application are permitted. The adoption of this new standard will not have a material impact on the Company's Consolidated Financial Statements.
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
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company adopted the accounting update in the first quarter of fiscal year 2014.

NOTE 3—ACQUISITIONS:
Fiscal year 2014 acquisitions
IBM customer care business acquisition
On September 10, 2013, the Company announced a definitive agreement to acquire the assets of the customer care business of International Business Machines Corporation, a New York corporation (“IBM”) for a preliminary aggregate purchase price of $503,433 subject to certain post-closing adjustments. The preliminary purchase price will be adjusted for the difference between $100,000 and the final amount of net tangible assets acquired excluding certain defined employee liabilities. The transaction is being completed in phases with the initial closing completed on January 31, 2014 and the second phase closing completed on April 30, 2014. The countries acquired through August 31, 2014 comprise approximately 99% of the preliminary valuation of the customer care business. The final closing was completed on September 30, 2014. As of August 31, 2014, the Company was obligated to pay an additional amount of $40,000 in cash, including amounts towards the subsequently closed countries, upon completion of the final phase closing.
The acquisition has been included into the Concentrix segment. It expands the Company's service portfolio, delivery capabilities and geographic reach, and adds further process expertise and managerial talent to the Concentrix segment.
The acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their preliminary fair values as of the respective closing dates. The total preliminary purchase price consideration for the initial and second phase closings is as follows:

Preliminary purchase consideration for the initial and second phase closings:	Fair Value
Cash payment	$390,000
Stock consideration	71,106
Cash consideration payable	37,004
Preliminary fair value of stock awards assumed	2,327
$500,437
The Company issued 1,266 shares of its common stock, at a fair value of $71,106 based on the closing price of the Company’s common stock on the New York Stock Exchange Composite Transactions Tape as of the date of issuance. Additionally, the Company assumed unvested restricted IBM stock-based awards with a preliminary estimated fair value of $11,003 on the respective closing dates. The Company exchanged the acquisition date fair value of the unvested restricted IBM stock awards of employees with the Company's equity-based awards or cash settled with deferred payouts. The fair value of the replaced IBM awards was based on the market value of the Company’s common stock on the respective closing dates of the initial and second phase closings. The fair value of the cash settled awards was based on IBM’s stock price on the acquisition date, adjusted for the exclusion of dividend equivalents. Of the replacement equity and cash settlement awards, a portion relating to the pre-combination service period was preliminarily allocated to the purchase consideration and the remainder of the preliminary estimated fair value will be expensed over the remaining service periods on a straight-line basis.
The total preliminary purchase price has been allocated between the acquisition of the IBM customer care business and a separate element representing IBM-initiated prepaid compensation plans. Of the total $16,321 prepaid amount, $13,232 was recorded in "Other current assets" and $3,089 in "Other assets" and is being expensed to "Selling, general and administrative expenses" over the requisite service period.
The portion of the preliminary purchase price for the acquisition was allocated to the net tangible and intangible assets based on their preliminary fair values as of January 31, 2014 and April 30, 2014 for the initial and second phase closings, respectively. The excess of the purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities due to the comprehensive service portfolio delivery capabilities and geographic reach resulting from the acquisition. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company's estimates and assumptions are

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, fair value of operating leases assumed, income and non-income based taxes and residual goodwill. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the closing dates during the measurement period and the amount of goodwill that will be deductible for tax purposes.
The total preliminary purchase price allocation is as follows:

Preliminary purchase price allocation:	Fair Value
Accounts receivable	$25,742
Other current assets	24,947
Property, plant and equipment	47,577
Goodwill	183,635
Intangible assets	263,532
Other assets	17,121
Accounts payable	(28,104)
Accrued liabilities	(16,758)
Other long-term liabilities	(2,528)
Deferred tax liabilities, non-current	(14,727)
$500,437
The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$251,332	10 years
Technology	7,500	5-10 years
Trade names	4,700	5 years
Total intangibles acquired	$263,532
Amortization of customer relationships and trade names is recorded in selling, general and administrative expenses. Amortization of technology is recorded in cost of revenue.
During the three and nine months ended August 31, 2014, the IBM customer care business contributed approximately $280,000 and $600,000, respectively, of revenue to the Company's total consolidated results of operations. Earnings contributed by the acquired business are not separately identifiable. Acquisition and integration expenses were $9,932 and $34,715 during the three and nine months ended August 31, 2014, respectively, and consist of costs incurred to complete the acquisition and related restructuring, integration and retention payments. Substantially all of the acquisition and integration expenses were recorded in "Selling, general and administrative expenses".
The following unaudited pro forma financial information combines the unaudited Consolidated Results of Operations as if the initial and second closing of the acquisition of the IBM customer care business had occurred at the beginning of the periods presented and excludes the results of the countries closed subsequent to August 31, 2014. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles, interest expense incurred on borrowings to fund the acquisition, stock-based compensation expense, other employee-related payments, the related tax effects of the pro forma adjustments and the issuance of shares.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal periods presented.

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue	$3,535,202	$3,045,613	$10,258,589	$8,738,313
Net income attributable to SYNNEX Corporation	44,986	48,105	126,950	113,180
Net income per share - basic	$1.16	$1.26	$3.28	$2.97
Net income per share - diluted	$1.15	$0.22	$3.24	$1.96
Fiscal year 2013 acquisitions
In April 2013, the Company acquired substantially all of the assets of Supercom Canada Limited ("Supercom Canada"), a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD37,593, or US$36,665, in cash, including CAD4,450, or US$4,340, in deferred payments, subject to certain post-closing conditions, payable within 18 months. The Company has paid CAD1,800, or US$1,646, of the deferred amount as of August 31, 2014. Subsequent to the acquisition, the Company repaid debt and working capital lines in the amount of US$53,721 Based on the purchase price allocation, the Company recorded net tangible assets of US$26,912 goodwill of US$5,384 and intangible assets of US$4,369 in relation to this acquisition. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting. The acquisition is integrated into the Technology Solutions segment and has expanded the Company's existing product and service offerings in Canada.

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
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2014 and the Company's Amended and Restated 2003 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2013 and the grant-date fair value of the awards:

	Three Months Ended				Nine Months Ended
	August 31, 2014		August 31, 2013		August 31, 2014		August 31, 2013
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Units awarded	Fair value of grants	Units awarded	Fair value of grants
Restricted stock awards	3	$229	1	$25	102	$5,931	39	$1,354
Restricted stock units	—	—	—	—	53	3,204	106	3,736
	3	$229	1	$25	155	$9,135	145	$5,090
The Company recorded share-based compensation expenses of $197 and $413 in "Cost of revenue" for the three and nine months ended August 31, 2014, respectively, and $3,395 and $8,811 in "Selling, general and administrative expenses" for the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

three and nine months ended August 31, 2014, respectively. The Company recorded share-based compensation expenses of $2,092 and $6,790 in "Selling, general and administrative expenses" for the three and nine months ended August 31, 2013, respectively. No share-based compensation expenses were recorded in "Cost of revenue" for the three and nine months ended August 31, 2013.

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	August 31, 2014	November 30, 2013
Short-term investments:
Trading securities	$1,945	$4,728
Held-to-maturity securities	9,485	8,753
Cost method investments	—	1,653
	$11,430	$15,134

	As of
	August 31, 2014	November 30, 2013
Accounts receivable, net:
Accounts receivable	$1,928,694	$1,681,917
Less: Allowance for doubtful accounts	(16,799)	(14,010)
Less: Allowance for sales returns	(60,011)	(74,716)
	$1,851,884	$1,593,191

	As of
	August 31, 2014	November 30, 2013
Property and equipment, net:
Land	$22,717	$22,665
Equipment and computers	149,028	107,528
Furniture and fixtures	39,907	21,480
Buildings, building improvements and leasehold improvements	133,711	113,777
Construction in progress	10,064	1,621
Total property and equipment, gross	355,427	267,071
Less: Accumulated depreciation	(158,223)	(133,822)
	$197,204	$133,249

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2013	$108,218	$80,317	$188,535
Additions from acquisitions, net of adjustments	—	183,635	183,635
Foreign exchange translation	(1,432)	3,176	1,744
Balance as of August 31, 2014	$106,786	$267,128	$373,914

As discussed in Note 13—Segment Information, in the first quarter of fiscal year 2014, the Company completed a realignment of its business segments. The change has been reflected in the goodwill balances by business segment above for all periods presented.
The additions to "Goodwill" recorded during the nine months ended August 31, 2014 relate to the acquisition of the IBM customer care business in the Concentrix segment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Intangible assets, net	As of As of August 31, 2014			As of November 30, 2013
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Vendor lists	$36,815	$(31,333)	$5,482	$36,815	$(30,180)	$6,635
Customer relationships	306,435	(70,444)	235,991	52,179	(35,379)	16,800
Technology	4,826	(1,182)	3,644	—	—	—
Other intangible assets	11,887	(4,914)	6,973	4,857	(4,520)	337
	$359,963	$(107,873)	$252,090	$93,851	$(70,079)	$23,772

Amortization expenses were $17,564 and $38,427 for the three and nine months ended August 31, 2014, respectively, and $1,998 and $5,922 for the three and nine months ended August 31, 2013, respectively. The increase in intangible assets, net from November 30, 2013 to August 31, 2014 is due to the acquisition of the IBM customer care business in the Concentrix segment. See Note 3 -- Acquisitions.
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

Fiscal Years Ending November 30,
2014 (remaining three months)	$17,307
2015	53,998
2016	51,159
2017	39,234
2018	29,951
thereafter	60,441
Total	$252,090
Accumulated other comprehensive income
The components of accumulated other comprehensive income, net of taxes, excluding noncontrolling interests were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized pension and post-retirement benefit costs, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Beginning as of November 30, 2013	$543	$(365)	$18,990	$19,168
Other comprehensive income	507	209	1,581	2,297
Ending as of August 31, 2014	$1,050	$(156)	$20,571	$21,465

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	August 31, 2014			November 30, 2013
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Trading securities	$1,582	$363	$1,945	$3,857	$871	$4,728
Held-to-maturity investments	9,485	—	9,485	8,753	—	8,753
Cost method securities	—	—	—	1,653	—	1,653
	$11,067	$363	$11,430	$14,263	$871	$15,134
Long-term investments in other assets:
Available-for-sale securities	$955	$863	$1,818	$909	$366	$1,275
Cost-method investments	4,951	—	4,951	4,981	—	4,981

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
The following table summarizes the total gains recorded in “Other income (expense), net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments:

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Gains on trading investments	$69	$142	$383	$1,382

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest risk, equity risk and credit risk. The Company’s transactions in most of its foreign operations are primarily denominated in local currency. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity's functional currency.
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
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of August 31, 2014 and November 30, 2013:

	Fair Value as of
Balance Sheet Line Item	August 31, 2014	November 30, 2013
Other current assets	$2,079	$2,386
Other current liabilities	854	80
The notional amounts of the foreign exchange forward contracts that were outstanding as of August 31, 2014 and November 30, 2013 were $320,165 and $158,950, respectively. The notional amounts represent the gross amounts of foreign currency, including Euro, British Pound, Japanese Yen, Canadian Dollar and India Rupee, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded gains of $2,315 and $3,477 in “Other income (expense), net” during the three and nine months ended August 31, 2014, respectively, and $1,254 and $7,734 during the three and nine months ended August 31, 2013, respectively.

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2014				As of November 30, 2013
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$25,910	$25,910	$—	$—	$28,779	$28,779	$—	$—
Trading securities	1,945	1,945	—	—	4,728	4,728	—	—
Available-for-sale securities in other assets	1,818	1,818	—	—	1,275	1,275	—	—
Forward foreign currency exchange contracts	2,079	—	2,079	—	2,386	—	2,386	—
Liabilities:
Forward foreign currency exchange contracts	$854	$—	$854	$—	$80	$—	$80	$—
Acquisition-related contingent consideration	867	—	—	867	6,077	—	—	6,077

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
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The acquisition-related contingent consideration liability represents the future potential earn-out payments relating to acquisitions. The fair values of the contingent consideration liabilities are based on the Company’s probability assessment of the established profitability measures during the periods ranging from one year to three years from the date of the acquisitions. The change in the carrying value of the liability is primarily due to $5,136 paid to the sellers, during the nine months ended August 31, 2014, for the achievement of earn-out targets.
The carrying value of held-to-maturity securities, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities and the interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates.
During the three and nine months ended August 31, 2014, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). Until September 2013, the Company’s subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $400,000 in U.S. trade accounts receivable (“U.S. Receivables”). In September 2013, the Company amended the U.S Arrangement to increase the commitment of the lenders to $500,000. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000 to a maximum commitment of $600,000. The maturity date of the U.S. Arrangement is October 18, 2015. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of August 31, 2014 and November 30, 2013, there were $466,300 and $144,000, respectively, of borrowings outstanding under the U.S. Arrangement.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Net sales financed	$380,687	$275,021	$1,014,116	$681,047
Flooring fees(1)	2,344	1,420	5,836	3,864
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of August 31, 2014 and November 30, 2013, accounts receivable subject to flooring agreements were $94,268 and $89,589, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

SYNNEX Infotec, the Company's Japan technology solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected as of August 31, 2014 and November 30, 2013 were $5,363 and $13,862, respectively.

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2014	November 30, 2013
SYNNEX U.S. securitization	$466,300	$144,000
SYNNEX U.S. credit agreement	362,188	—
SYNNEX Canada term loan and revolver	59,576	7,419
SYNNEX Infotec credit facility	77,832	136,679
Other borrowings and capital leases	34,906	29,830
Total borrowings	1,000,802	317,928
Less: Current portion	(726,201)	(252,523)
Non-current portion	$274,601	$65,405
SYNNEX U.S. securitization
The Company's subsidiary, which is the borrower under the U.S Arrangement, can borrow up to a maximum of $500,000 under its U.S. Arrangement, secured by U.S. Receivables. See Note 9—Accounts Receivable Arrangements. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes the prevailing dealer commercial paper rates and LIBOR, plus a program fee on the used portion of the commitment and a facility fee payable on the aggregate commitment. As of August 31, 2014 and November 30, 2013, the outstanding balances under the U.S. arrangement were $466,300 and $144,000, respectively.
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
There were $222,188 borrowings outstanding under the term loan component of the U.S. Credit Agreement and $140,000 borrowings outstanding under the secured revolver as of August 31, 2014. In addition, there was $1,500 outstanding as of

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

August 31, 2014 in standby letters of credit under the U.S. Credit Agreement. There were no borrowings outstanding under the U.S. Credit Agreement as of November 30, 2013.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a financial institution (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of US$5,000 for the issuance of standby letters of credit. As of both August 31, 2014 and November 30, 2013, there were no of letters of credit outstanding.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of August 31, 2014, CAD57,500 or $52,859 was outstanding under the Canadian Revolving Arrangement and there were no borrowings outstanding as of November 30, 2013.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of August 31, 2014 and November 30, 2013 were $6,717 and $7,419, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY8,000,000 short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin that was 1.90% per annum. In December 2013, the Company amended the credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.50% per annum. In December 2013, the Company amended this credit agreement to lower this fee to 0.10% per annum. This credit facility expires in December 2016. As of August 31, 2014 and November 30, 2013, the balances outstanding under the credit facility were $77,832 and $136,679, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. The Company has issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders.
Other borrowings and capital leases
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2,000,000 with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of August 31, 2014 and November 30, 2013, the balances outstanding under this credit facility were $19,216 and $19,526, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of August 31, 2014 and November 30, 2013, the balances outstanding under this credit facility were $9,608 and $9,763, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of August 31, 2014 and November 30, 2013, the Company also had $6,082 and $541, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.
Future principal payments
Future principal payments under the above loans and capital leases as of August 31, 2014 are as follows:

Fiscal Years Ending November 30,
2014	$717,114
2015	12,098
2016	17,670
2017	80,975
2018	169,616
Thereafter	3,329
$1,000,802
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $8,252 and $20,553 for the three and nine months ended August 31, 2014, respectively, and $3,623 and $15,936 for the three and nine months ended August 31, 2013, respectively. Interest expense for the nine months ended August 31, 2013 includes non-cash interest expense of $2,314 for the 4.0% Convertible Senior Notes (the "Convertible Senior Notes"). The variable interest rates ranged between 0.55% and 4.25% during both the three and nine months ended August 31, 2014, respectively, and between 0.64% and 4.08% during both the three and nine months ended August 31, 2013, respectively.
Covenants compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Revolver, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate.
Guarantees
The Company has issued guarantees to certain vendors, customers and lenders of its subsidiaries for trade credit lines and loans, and to a customer's lessor. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of August 31, 2014 and November 30, 2013 were $361,811 and $364,744, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
NOTE 11—CONVERTIBLE DEBT:
In August 2013, the Company settled its Convertible Senior Notes with an aggregate principal amount of $143,750 which were issued in May 2008 in a private placement. The Convertible Senior Notes bore a cash coupon interest rate of 4.0% per annum and the initial conversion rate was 33.9945 shares of common stock per $1 principal amount, equivalent to an initial conversion price of $29.42 per share of common stock. The Convertible Senior Notes were called in the second quarter of fiscal year 2013. No interest was accrued subsequent to May 2013 in accordance with the Indenture. The final settlement amount of

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

$218,870 was paid in cash in August 2013 and was comprised of $143,750 in principal payments and $75,120 in payment of the conversion premium. The conversion premium, which represents the total settlement amount less the principal, was recorded as a reduction of "Additional paid-in capital.” The final settlement amount was calculated in accordance with the Indenture based on the volume weighted-average trading price of the Company's common stock over the 60 consecutive trading-day period beginning on and including the third trading day after the related conversion.
Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $3,010 during the nine months ended August 31, 2013. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $2,314 for the nine months ended August 31, 2013.

NOTE 12—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Numerator:
Net income attributable to SYNNEX Corporation	$44,986	$46,611	$122,954	$110,749
Less: impact of conversion premium of convertible debt	—	(39,474)	—	(36,409)
Net income for diluted earnings per share calculation	44,986	7,137	122,954	74,340
Denominator:
Weighted-average common shares - basic	38,749	36,965	38,363	36,805
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	521	594	544	547
Conversion premium of convertible debt	—	—	—	468
Weighted-average common shares - diluted	39,270	37,559	38,907	37,820

Earnings per share attributable to SYNNEX Corporation:
Basic	$1.16	$1.26	$3.21	$3.01
Diluted	$1.15	$0.19	$3.16	$1.97
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
Options to purchase 16 and 12 shares during the three and nine months ended August 31, 2014, respectively, and options to purchase 10 shares during the nine months ended August 31, 2013, have not been included in the computation of diluted earnings per share as their effect would have been anti-dilutive. No options were anti-dilutive for the three months ended August 31, 2013.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
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
Effective in the first quarter of 2014, the Company realigned its business segments. Certain operations of the Company that were previously reported under the Concentrix segment and that provided inter-segment support and IT services to the Technology Solutions segment have now been aligned with and report into the Technology Solutions segment. The Concentrix segment includes the legacy Concentrix business and the newly acquired customer care business. The financial information presented herein reflects the impact of the segment structure change for all periods presented.
Summarized financial information related to the Company’s reportable business segments for the three and nine months ended August 31, 2014 and 2013 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2014
Revenue	$3,204,534	$333,796	$(3,128)	$3,535,202
Income from operations before non-operating items, income taxes and noncontrolling interest	76,937	1,746	119	78,802
Three months ended August 31, 2013
Revenue	2,690,265	46,288	(2,640)	2,733,913
Income from operations before non-operating items, income taxes and noncontrolling interest	62,496	826	177	63,499

Nine months ended August 31, 2014
Revenue	$9,270,439	$754,243	$(8,961)	$10,015,721
Income (loss) from operations before non-operating items, income taxes and noncontrolling interest	210,602	(2,202)	435	208,835
Nine months ended August 31, 2013
Revenue	7,656,397	137,386	(7,670)	7,786,113
Income from operations before non-operating items, income taxes and noncontrolling interest	164,718	6,516	169	171,403

Total assets as of August 31, 2014	$4,178,173	$1,018,384	$(719,488)	$4,477,069
Total assets as of November 30, 2013	3,271,804	273,135	(219,050)	3,325,889
Inter-segment elimination represents services and transactions generated between the Company's reportable segments that are eliminated on consolidation.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Segment by geography
Shown below is summarized financial information related to the geographic areas in which the Company operated during the three and nine months ended August 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue:
North America	$2,926,967	$2,441,447	$8,345,273	$6,840,300
Asia-Pacific	398,147	270,455	1,262,453	883,127
Other	210,088	22,011	407,995	62,686
	$3,535,202	$2,733,913	$10,015,721	$7,786,113

	As of
	August 31, 2014	November 30, 2013
Property and equipment, net:
North America	$111,533	$95,344
Asia-Pacific	58,612	19,853
Other	27,059	18,052
	$197,204	$133,249
The revenues attributable to countries are based on geography of entities from where the products are distributed and from where customer service contracts are managed. Revenue in the United States was approximately 72% and 71% of total Company revenue for the three and nine months ended August 31, 2014, respectively, and approximately 75% and 74% of the total revenue for the three and nine months ended August 31, 2013. Revenue in Canada was approximately 11% and 12% of total revenue for the three and nine months ended August 31, 2014, respectively, and 15% and 14% of total revenue for the three and nine months ended August 31, 2013, respectively. Revenue in Japan was approximately 9% and 10% of the total revenue for the three and nine months ended August 31, 2014, respectively, and approximately 9% and 11% of the total revenue for the three and nine months ended August 31, 2013, respectively.
Net property and equipment in the United States was approximately 47% and 59% of the Company's total as of August 31, 2014 and November 30, 2013, respectively. Net property and equipment in the Philippines represented 14% and 6% of the total as of August 31, 2014 and November 30, 2013, respectively. Net property and equipment in Canada was approximately 9% and 13% of the total as of August 31, 2014 and November 30, 2013, respectively. As of both August 31, 2014 and November 30, 2013, no other country represented more than 10% of the total net property and equipment.

NOTE 14—RELATED PARTY TRANSACTIONS:
The Company had a business relationship with MiTAC International Corporation (“MiTAC International”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became the Company's primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation ("MiTAC Holdings") was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings. As of August 31, 2014 and November 30, 2013, MiTAC Holdings and its affiliates beneficially owned approximately 25% and 26% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of August 31, 2014. These shares are owned by the following entities:

As of August 31, 2014
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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $31,117 and $82,617 during the three and nine months ended August 31, 2014, respectively, and totaling $10,149 and $21,921 during the three and nine months ended August 31, 2013, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three and nine months ended August 31, 2014 totaled $1,331 and $3,251, respectively, and totaled $879 and $3,512 during the three and nine months ended August 31, 2013, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $32 and $91 during the three and nine months ended August 31, 2014, respectively, and $857 and $2,580 during the three and nine months ended August 31, 2013, respectively.
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
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Following the Company's acquisition of the IBM customer care business, certain employees of the acquired business are covered by defined benefit pension plans.
The components of net periodic pension costs pertaining to the Company's single employer benefit plans during the three and nine months ended August 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Service cost	$590	$145	$1,207	$453
Interest cost	172	37	412	114
Expected return on plan assets	(17)	(15)	(51)	(46)
Amortization of net gain	(141)	—	(317)	—
Net periodic pension costs	$604	$167	$1,251	$521
During the three and nine months ended August 31, 2014, the Company contributed $863 and $1,324, respectively, to the single-employer benefit plans. During the three and nine months ended August 31, 2013, the Company contributed $161 and $498, respectively, to the single-employer benefit plans.
NOTE 16—EQUITY:
Share repurchase program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. As of August 31, 2014 the Company had purchased 361 shares for a total cost of $11,340. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. No purchases were made during the three and nine months ended August 31, 2014. This program expired in June 2014.
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the nine months ended August 31, 2014 and August 31, 2013 is presented below:

	Nine Months Ended August 31, 2014			Nine Months Ended August 31, 2013
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,411,222	$419	$1,411,641	$1,319,023	$332	$1,319,355
Issuance of common stock on exercise of options	4,888	—	4,888	6,056	—	6,056
Issuance of common stock for employee stock purchase plan	1,275	—	1,275	1,074	—	1,074
Tax benefit from employee stock plans	3,747	—	3,747	2,063	—	2,063
Taxes paid for the settlement of equity awards	(2,022)	—	(2,022)	(210)	—	(210)
Shares issued for the acquisition of the IBM customer care business	71,106	—	71,106	—	—	—
Share-based compensation	9,224	—	9,224	6,790	—	6,790
Changes in ownership of noncontrolling interest	—	(88)	(88)	7	16	23
Repurchase of treasury stock	—	—	—	(1,882)	—	(1,882)
Conversion premium of convertible debt, net of tax	—	—	—	(75,120)	—	(75,120)
Deferred tax adjustment for settlement of convertible debt	—	—	—	14,034	—	14,034
Comprehensive income:
Net income	122,954	88	123,042	110,749	67	110,816
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	507	2	509	193	—	193
Change in unrealized gains in defined benefit plans, net of tax	209	—	209	—	—	—
Foreign currency translation adjustments	1,581	(3)	1,578	(16,539)	(10)	(16,549)
Total other comprehensive income (loss)	2,297	(1)	2,296	(16,346)	(10)	(16,356)
Total comprehensive income	125,251	87	125,338	94,403	57	94,460
Ending balance:	$1,624,691	$418	$1,625,109	$1,366,238	$405	$1,366,643

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2014 and 2013
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of August 31, 2014 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2014 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations.
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, the Company is involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is currently not involved in any material proceedings.
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
In July 2014, the Company completed its response to the Civil Investigative Demand. The Civil Investigative Demand merely sought information, and no proceedings have been instituted against any person. The Company does not have any reason to believe that there has been any conduct by the Company or its employees that would be actionable under the antitrust laws in connection with its participation in the database program. As this matter is at a preliminary stage, it is not possible to predict the potential impact, if any, of the Civil Investigative Demand or whether any actions may be instituted by the FTC against any person.
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

NOTE 18—SUBSEQUENT EVENT:
On September 29, 2014, the Company announced the initiation of a quarterly cash dividend to shareholders of its common stock. An initial quarterly cash dividend of $0.125 per common share will be payable on October 31, 2014 to the shareholders of record as of the close of business on October 17, 2014.

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

Overview
We are a Fortune 500 corporation and a leading business process services company, offering a comprehensive range of services to resellers, retailers, original equipment manufacturers, or OEMs, financial and insurance institutions and several other industry verticals worldwide. Our primary business process services are wholesale IT distribution and business process outsourcing, or BPO, customer care service. We operate in two segments: distribution services, hereinafter referred to as Technology Solutions, and global business services, hereinafter referred to as Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, CE, and complementary products. Within our Technology Solutions services segment, we also provide systems design and integration services. Our Concentrix segment offers a portfolio of end-to-end outsourced services around process optimization, customer engagement strategy and back-office automation to clients in ten identified industry verticals.
On January 31, 2014, under the terms of a Master Asset Purchase Agreement, we completed the initial closing of our acquisition of the assets of the customer care business of International Business Machines Corporation, or IBM. On April 30, 2014, we completed the second phase of the acquisition of IBM’s customer care business. The preliminary aggregate purchase price of $503.4 million is subject to certain post-closing adjustments. The preliminary purchase price will be adjusted for the difference between $100.0 million and the final amount of net tangible assets acquired excluding certain defined employee liabilities. The countries acquired through August 31, 2014 comprise approximately 99% of the preliminary valuation of the customer care business. The final closing was completed on September 30, 2014. As of August 31, 2014, we were obligated to pay an additional amount of $40.0 million in cash, including amounts towards the subsequently closed countries, upon completion of the final phase closing. The acquisition has been integrated into our Concentrix segment. The acquisition in its entirety, including subsequent closures, adds over 35,000 employees in five continents, providing business process outsourcing delivery capabilities to approximately 170 customers in 25 countries.
We combine our core strengths in distribution with our customer engagement services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and

Mexico. As of August 31, 2014, we had over 50,000 employees worldwide. From a geographic perspective, approximately 83% of our total revenue was from North America for both the three and nine months ended August 31, 2014, and approximately 89% and 88%, of our total revenue was from North America for the three and nine months ended August 31, 2013, respectively. The revenues attributable to countries are based on geographical locations from which the products are distributed and from where customer service contracts are managed.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three and nine months ended August 31, 2014 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 and Note 2 of the financial statements.
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
Acquisitions during fiscal year 2014
IBM customer care business acquisition
On January 31, 2014, under the terms of a Master Asset Purchase Agreement, we completed the initial closing of our acquisition of the assets of the customer care business of IBM. On April 30, 2014, we completed the second phase of the acquisition of IBM’s customer care business. The preliminary aggregate purchase price of $503.4 million is subject to certain post-closing adjustments. The preliminary purchase price will be adjusted for the difference between $100.0 million and the final amount of net tangible assets acquired excluding certain defined employee liabilities. The countries acquired through August 31, 2014 comprise approximately 99% of the preliminary valuation of the customer care business. The final closing was completed on September 30, 2014. As of August 31, 2014, we were obligated to pay an additional amount of $40.0 million in cash, including amounts towards the subsequently closed countries, upon completion of the final phase closing. A portion of the purchase price was settled through the issuance of 1,266,357 shares of our common stock at a fair value of $71.1 million based on the closing price of our common stock on the date of issuance.
The estimated purchase price allocation consisted of $53.3 million of net tangible assets, $263.5 million of intangible assets and $183.6 million of goodwill. The purchase price allocation is preliminary, subject to finalization of valuation procedures.
The acquisition has been integrated into the Concentrix segment. It expands our service portfolio, delivery capabilities and geographic reach, and brings deep process expertise and managerial talent.

Acquisitions during fiscal year 2013
In April 2013, we acquired substantially all of the assets of Supercom Canada Limited or Supercom Canada, a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD37.6 million, or US$36.7 million, in cash, including approximately CAD4.5 million, or US$4.3 million, in deferred payments, subject to certain post-closing conditions, payable within 18 months. We have paid CAD1.8 million, or US$1.6 million, of the deferred amount as of August 31, 2014. Subsequent to the acquisition, we repaid debt and working capital lines in the amount of US$53.7 million. Based on the purchase price allocation, we recorded net tangible assets of US$26.9 million, goodwill of US$5.4 million and intangible assets of US$4.4 million in relation to this acquisition. The acquisition is integrated into the Technology Solutions segment and has expanded our existing product and service offerings in Canada.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(91.52)	(93.99)	(92.16)	(93.90)
Gross profit	8.48	6.01	7.84	6.10
Selling, general and administrative expenses	(6.25)	(3.69)	(5.75)	(3.90)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.23	2.32	2.09	2.20
Interest expense and finance charges, net	(0.22)	(0.10)	(0.18)	(0.17)
Other income (expense), net	(0.02)	0.44	0.02	0.18
Income from operations before income taxes and noncontrolling interest	1.99	2.66	1.93	2.21
Provision for income taxes	(0.73)	(0.96)	(0.70)	(0.79)
Net income	1.26	1.70	1.23	1.42
Net income attributable to noncontrolling interest	(0.00)	(0.00)	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.26%	1.70%	1.23%	1.42%

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
Three and Nine Months Ended August 31, 2014 and 2013
Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2014	August 31, 2013	Percent Change	August 31, 2014	August 31, 2013	Percent Change
	(in thousands)			(in thousands)
Revenue	$3,535,202	$2,733,913	29.3%	$10,015,721	$7,786,113	28.6%
Technology Solutions revenue	3,204,534	2,690,265	19.1%	9,270,439	7,656,397	21.1%
Concentrix revenue	333,796	46,288	621.1%	754,243	137,386	449.0%
Inter-segment elimination	(3,128)	(2,640)	(18.5)%	(8,961)	(7,670)	(16.8)%
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
Revenue in our Technology Solutions segment during the three months ended August 31, 2014 increased, as compared to the prior year period, due to strong demand for our systems design and integration services, strong consumer and commercial sales growth in the U.S., and strong consumer sales in Japan. In comparison to the prior year period, revenue during the three months ended August 31, 2014 was negatively impacted by 1.1% for the translation impact of foreign exchange rates, primarily from the weakening of the Japanese Yen and the Canadian Dollar. On a constant currency basis, revenue increased by 20.2% during the three months ended August 31, 2014 as compared to the prior year period.
Revenue in our Technology Solutions segment during the nine months ended August 31, 2014 increased, as compared to the prior year period, due to strong consumer and commercial sales growth in the U.S. and Japan, strong demand for our systems design and integration services, and the April 2013 acquisition of Supercom Canada. Japan sales were exceptionally strong in our second quarter of fiscal 2014, in part, due to demand generated prior to a consumption tax increase, which took place in April 2014 and the expiration of Windows XP support. In comparison to the prior year period, revenue during the nine months ended August 31, 2014 was negatively impacted by 2.2%, for the translation impact of foreign exchange rates, primarily from the weakening of the Japanese Yen and the Canadian Dollar. On a constant currency basis, revenue increased by 23.3% during the nine months ended August 31, 2014 as compared to the prior year period.
The increase in revenue in our Concentrix segment during the three and nine months ended August 31, 2014, as compared to the prior year periods is primarily due to the January 31, 2014 and April 30, 2014 phased acquisition of the IBM customer care business. The acquisition added approximately $280.0 million and $600.0 million in revenue to our consolidated results during the three and nine months ended August 31, 2014, respectively.

Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2014	August 31, 2013	Percent Change	August 31, 2014	August 31, 2013	Percent Change
	(in thousands)			(in thousands)
Gross profit	$299,722	$164,280	82.4%	$785,382	$475,157	65.3%
Percentage of revenue	8.48%	6.01%		7.84%	6.10%
Our gross profit is affected by a variety of factors, including our sources of revenue by segments, competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenues. Concentrix margins can also be impacted by ramp-up costs, additional lead time for programs to be fully scalable and initial set-up costs.
The increase in our gross margins in the three and nine months ended August 31, 2014 as compared to the prior year periods is primarily due to the change in our business mix as a result of our acquisition of the IBM customer care business on January 31, 2014.
Gross profit in our Technology Solutions segment during the three and nine months ended August 31, 2014 increased from the prior year periods due to growth in our systems design and integration services, strong commercial and consumer sales growth in the U.S. and Japan and product and customer mix.
Gross profit in our Concentrix segment during the three and nine months ended August 31, 2014 increased from the prior year period as a result of our acquisition of the IBM customer care business on January 31, 2014.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2014	August 31, 2013	Percent Change	August 31, 2014	August 31, 2013	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$220,920	$100,781	119.2%	$576,547	$303,754	89.8%
Percentage of revenue	6.25%	3.69%		5.75%	3.90%
Our selling, general and administrative expenses primarily consists of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include costs incurred in relation to the acquisition and integration of businesses, cost of facilities, utility expenses, professional fees, depreciation on our capital equipment, bad debt expense, amortization of our intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
The increase in our selling, general and administrative expenses in the three and nine months ended August 31, 2014 compared to the prior year periods is primarily the result of our January 31, 2014 acquisition of the IBM customer care business in the Concentrix segment. The acquisition added over 35,000 employees and contractors to our personnel resources. We also incurred approximately $9.9 million and $34.6 million in acquisition-related and integration expenses in our Concentrix segment related to the IBM customer care business acquisition during the three and nine months ended August 31, 2014, respectively, as compared to $2.6 million for both the three and nine months ended August 31, 2013. The amortization of our intangible assets was approximately $15.6 million and $32.5 million higher during the three and nine months ended August 31, 2014, respectively, as compared to the prior year periods, primarily as a result of the acquisition of IBM's customer care business.

Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Three Months Ended			Nine Months Ended
	August 31, 2014	August 31, 2013	Percent Change	August 31, 2014	August 31, 2013	Percent Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$78,802	$63,499	24.1%	$208,835	$171,403	21.8%
Percentage of total revenue	2.23%	2.32%		2.09%	2.20%
Technology Solutions income from operations before non-operating items, income taxes and noncontrolling interest	76,937	62,496	23.1%	210,602	164,718	27.9%
Percentage of Technology Solutions revenue	2.40%	2.32%		2.27%	2.15%
Concentrix income (loss) from operations before non-operating items, income taxes and noncontrolling interest	1,746	826	111.4%	(2,202)	6,516	(133.8)%
Percentage of Concentrix revenue	0.52%	1.78%		(0.29)%	4.74%
Inter-segment eliminations	119	177	(32.8)%	435	169	157.4%
The operating margins in our Technology Solutions segment during the three and nine months ended August 31, 2014 increased from the prior year periods primarily due to the growth in our U.S. business and efficient management of our operating expenses. Additionally, for the nine months ended August 31, 2014, operating margins in Japan benefitted from strong demand in advance of the April 2014 consumption tax increase and the expiration of Windows XP support.
The operating margin of our Concentrix segment in the three and nine months ended August 31, 2014 was adversely affected by $9.9 million and $34.6 million, respectively, in acquisition and integration expenses incurred in relation to our acquisition of the IBM customer care business, as compared to $2.6 million for both the three and nine months ended August 31, 2013. In addition, the amortization expense of our intangible assets was approximately $15.6 million and $32.6 million higher than the comparative prior year periods as a result of the acquisition. Operating margins were also negatively impacted by incremental headcount associated with customer ramp-up and duplicative costs associated with the transition from IBM back office support systems.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2014	August 31, 2013	Percent Change	August 31, 2014	August 31, 2013	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$7,602	$2,983	154.8%	$18,260	$13,339	36.9%
Percentage of revenue	0.22%	0.10%		0.18%	0.17%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements, and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments and financing income from our multi-year contracts in our Mexico operation. Interest expense recorded in the three and nine months ended August 31, 2013 also includes non-cash interest expense incurred on our convertible debt.
The increase in our interest expense during the three months ended August 31, 2014 as compared to the prior year period is primarily the result of the increase in borrowing levels to fund the acquisition of the IBM customer care business on January 31, 2014, to infuse working capital into the newly acquired business and to invest in growing our systems design and integration services. Interest expense also included higher flooring fees and finance charges as a result of our higher business volumes and investments in our Technology Solutions business.
The increase in our interest expense during the nine months ended August 31, 2014 as compared to the prior year period is primarily the result of the increase in borrowing levels primarily to fund the acquisition of the IBM customer care business on January 31, 2014, to infuse working capital into the newly acquired business and to invest in growing our Technology Solutions business. This increase was partially offset by the settlement of the convertible debt in August 2013 and the beneficial impact of translation of the Japanese Yen. The prior period interest expense includes approximately $5.3 million in cash and non-cash interest expense components related to the convertible debt.
Other Income, Net

	Three Months Ended			Nine Months Ended
	August 31, 2014	August 31, 2013	Percent Change	August 31, 2014	August 31, 2013	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$(548)	$12,159	(104.5)%	$2,223	$13,948	(84.1)%
Percentage of revenue	(0.02)%	0.44%		0.02%	0.18%
Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The decrease in other income (expense), net during the three months ended August 31, 2014 was due to $12.3 million received from a class-action legal settlement during the three months ended August 31, 2013.
The decrease in other income (expense), net in the nine months ended August 31, 2014 was due to $9.4 million lower benefit from a class-action legal settlement, higher foreign exchange losses and lower earnings on our deferred compensation investments.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and nine months ended August 31, 2014 were 36.3% and 36.2%, respectively, compared to 35.8% and 35.6% for the three and nine months ended August 31, 2013, respectively. The increase in our effective tax rate, compared to the prior year periods, was due to increased profitability of our operations in higher tax jurisdictions and the full utilization of certain net operating loss carry-forwards.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The change in the net income loss attributable to noncontrolling interests in the three and nine months ended August 31, 2014 as compared to the prior year period was not material to our results of operations.

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
Net cash used in operating activities was $246.6 million for the nine months ended August 31, 2014, primarily due to an increase in inventories of $355.8 million and an increase in accounts receivables of $246.1 million. These cash outflows were partially offset by our net income of $123.0 million, adjustments for non-cash items of $77.2 million, an increase in accrued liabilities of $162.2 million, and an increase in accounts payable of $21.8 million. The increase in inventories is primarily due to the growth of our Technology Solutions segment, including our systems design and integration services. The increase in accounts receivables is primarily a result of the receivables from the newly acquired IBM customer care business. The increase in accounts payable and accrued liabilities is primarily due to the newly acquired IBM customer care business. The adjustments for non-cash items consist primarily of amortization, depreciation, stock-based compensation expense and provision for doubtful accounts.
Net cash provided by operating activities was $118.1 million for the nine months ended August 31, 2013, primarily from net income of $110.8 million and a decrease in accounts receivable of $108.6 million decrease in accounts receivable, offset in part by an increase in inventory of $67.0 million and a decrease in accounts payable of $52.2 million. The changes in accounts receivables, inventory and accounts payable are primarily due to our organic and acquisition related growth and due to the seasonal nature of our business.
Net cash used in investing activities for the nine months ended August 31, 2014 was $440.4 million, primarily due to cash payments of $390.0 million for the acquisition of the IBM customer care business and a $16.7 million increase in restricted cash due to the timing of our lockbox collections under our borrowing arrangements. Our capital expenditures during the period were $40.2 million to support our growth as a result of our acquisitions and higher organic business volumes. These cash outflows were offset in part by $2.9 million proceeds from sale of our trading investments, net of purchases.
Net cash used in investing activities for the nine months ended August 31, 2013 was $32.8 million, which included $24.4 million paid for the acquisition of Supercom Canada, net of cash acquired, and $1.0 million paid for our prior acquisitions in our Concentrix segment. Our investment in property and equipment was $15.3 million and our investment in cost-method securities was $1.7 million. These cash outflows were offset in part by $4.2 million proceeds from our fiscal year 2012 sale of equity-method investee SB Pacific Limited and $3.1 million proceeds from sale of our deferred compensation investments, net of purchases.
Net cash provided by financing activities for the nine months ended August 31, 2014 was $665.8 million, consisting primarily of $684.3 million of net receipts from our securitization arrangement, revolving lines of credit and term loans. The increase in borrowings was primarily to fund the acquisition and working capital requirements of the newly acquired customer care business from IBM and our systems design and integration services business. These cash inflows were partially offset by an increase in our book overdraft of $21.0 million and payment of contingent consideration of $5.1 million for prior acquisitions.
Net cash used in financing activities for the nine months ended August 31, 2013 was $114.8 million, consisting primarily of $218.9 million paid for the settlement of the Convertible Senior Notes and $53.7 million payment of debt acquired from Supercom Canada. In addition, we paid $11.4 million for the fiscal year 2012 purchase of shares of our subsidiary Infotec Japan from the noncontrolling interest and $1.9 million for shares purchased through our share repurchase program. These payments were partially offset by $64.6 million net receipts from our revolving lines of credit and term loans, a $43.3 million higher book overdraft and $6.9 million proceeds from the issuance of common stock upon the exercise of employee stock awards.

Capital Resources
Our cash and cash equivalents totaled $127.7 million and $151.6 million as of August 31, 2014 and November 30, 2013, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $119.9 million and $142.5 million as of August 31, 2014 and November 30, 2013, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future, our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
Based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements, we believe we will have sufficient resources to meet our present and future working capital requirements, planned capital expenditures, anticipated stock repurchases and dividend payments for the next twelve months.
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
On-Balance Sheet Arrangements
We finance our United States operations primarily with an accounts receivable securitization program, or the U.S. Arrangement. Until September 2013, our subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $400.0 million in U.S. trade accounts receivable, or the U.S. Receivables. In September 2013, we amended the U.S Arrangement to increase the commitment of the lenders to $500.0 million. In addition, the amendment also included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million to a maximum commitment of $600.0 million. The maturity date of the U.S. Arrangement is October 2015. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, rate, plus a program fee of 0.425% per annum based on the used portion of the commitment, and a facility fee of 0.425% per annum payable on the aggregate commitment of the lenders. As of August 31, 2014 and November 30, 2013, the outstanding balances under the U.S. arrangement were $466.3 million and $144.0 million, respectively.
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
In November 2013, we entered into a senior secured credit agreement, or the U.S. Credit Agreement, which comprises of a $275.0 million revolving credit facility and a term loan not to exceed an aggregate principal amount of $225.0 million. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125.0 million. The U.S. Credit Agreement matures in November 2018. Interest on borrowings under the U.S. Credit Agreement can be based on the LIBOR, or a base rate, at our option. Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.75% to 2.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. When drawn, the outstanding principal amount of the term loan will be repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. As of August 31, 2014, $222.2 million was outstanding under the term loan component of the U.S. Credit Agreement and $140.0 million outstanding under the secured revolver. In addition, there was $1.5 million outstanding as of August 31, 2014 in standby letters of credit under the U.S Credit Agreement. There were no borrowings outstanding as of November 30, 2013.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. There were no letters of credit outstanding as of August 31, 2014 and November 30, 2013. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate, or CDOR, (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. CAD57.5 million, or $52.9 million, was outstanding under the Canadian Revolving Arrangement as of August 31, 2014, and there were no amounts outstanding as of November 30, 2013.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of August 31, 2014 and November 30, 2013 were $6.7 million and $7.4 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin that was 1.90% per annum; however, in December 2013, we amended the credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.50% per annum. In December 2013, we amended this credit agreement to lower this fee to 0.10% per annum. As of August 31, 2014 and November 30, 2013, the balances outstanding under the credit facility were $77.8 million and $136.7 million, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. We have issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders. This credit facility expires in December 2016.
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2.0 billion with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of August 31, 2014 and November 30, 2013, the balances outstanding under this credit facility were $19.2 million and $19.5 million, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of August 31, 2014 and November 30, 2013, the balances outstanding under these lines were $9.6 million and $9.8 million, respectively.
As of August 31, 2014 and November 30, 2013, we also had $6.1 million and $0.5 million, respectively, outstanding in capital lease obligations primarily pertaining to SYNNEX Infotec and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.

Covenants Compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2014, we were in compliance with all material covenants for the above arrangements.
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
Based on a cash coupon interest rate of 4.0%, we recorded contractual interest expense of $3.0 during the nine months ended August 31, 2013. Based on an effective rate of 8.0%, we recorded non-cash interest expenses of $2.3 for the nine months ended August 31, 2013.
Guarantees
We issued guarantees to certain vendors, customers, lenders of our subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, we, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of August 31, 2014 and November 30, 2013 were $361.8 million and $364.7 million, respectively. We are obligated under these guarantees to pay amounts due should our subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
Related Party Transactions
We had a business relationship with MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, which began in 1992 when MiTAC International became our primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation, or MiTAC Holdings, was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings. As of August 31, 2014 and November 30, 2013, MiTAC Holdings and its affiliates beneficially owned approximately 25% and 26%, respectively, of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of August 31, 2014
(in thousands)
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 372 thousand shares directly held by Matthew Miau and 224 thousand shares indirectly held by Matthew Miau through a charitable remainder trust.

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
We purchased inventories from MiTAC Holdings and their affiliates totaling $31.1 million and $82.6 million during the three and nine months ended August 31, 2014, respectively, and totaling $10.1 million and $21.9 million during the three and nine months ended August 31, 2013, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $1.3 million and $3.3 million during the three and nine months ended August 31, 2014, respectively, and totaled $0.9 million and $3.5 million during the three and nine months ended August 31, 2013, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $0.03 million and $0.09 million during the three and nine months ended August 31, 2014, respectively, and $0.9 million and $2.6 million during the three and nine months ended August 31, 2013, respectively.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine months ended August 31, 2014 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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
In addition, even if the integration is successful, we may not realize the full potential benefits of the acquisition. The anticipated benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot provide assurance that this acquisition will result in the realization of the full benefits anticipated from the acquisition.

We have significantly expanded the geographic reach of our Concentrix business with our acquisition of the IBM customer care business and this expansion exposes us to additional geopolitical risks that could adversely affect our business and results from operations.
With our acquisition of the IBM customer care business, we have significantly expanded the geographic reach of our Concentrix business, adding international operations in 25 countries, spanning 5 continents. This breadth of business conducted outside of the United States exposes us to additional risks, which in turn could cause our business and results from operations to suffer. These additional risks include political and economic instability, extensive government regulation, cybersecurity threats, natural calamities, terrorist activities, worker strikes, civil unrest and military activity. We also face challenges in our management of, and compliance efforts involving, the larger geographic scope of business that is subject to a wider variety of laws, regulations and government policies. Our operations are based on a global delivery model with client services provided from delivery centers located in several countries. With the acquisition, we have significantly increased the percentage of our workforce that is located in India and the Philippines. Socio-economic situations which are specific to these regions can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these regions experience severe natural calamities or political unrest, our personnel resources may be affected, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. Changes in governments, laws, regulations and taxation rules may severely impact our ability to do business in these countries, our business practices, our operating costs and our results of operations.
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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 25% and 26% of our total revenue for the three and nine months ended August 31, 2014, respectively, and for approximately 30% and 31% of the total revenue for the three and nine months ended August 31, 2013, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
As a result of significant price competition in the IT and CE products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT and CE products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs, inventory obsolescence and bad debt on our operating results. A portion of our operating expense is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expense as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.
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
The system design and integration business of our Technology Solutions has customer concentration, requires investments in working capital and infrastructure, and customer contracts often offer limited or no volume guarantees or protection for end of life investments. The loss of a customer or reduction in order volumes could adversely impact our revenues, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. In addition, our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could adversely impact our financial position and operating results.
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
In both the three and nine months ended August 31, 2014, approximately 28% and 29% of our total revenue was generated outside the United States, respectively. In both the three and nine months ended August 31, 2013, approximately 25% and 26% of our total revenue was generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. Our design and integration services business is currently operating out of the United States and United Kingdom and sales contracts are often denominated in foreign currencies. In addition, currency devaluation can result in our products, which are usually purchased by us in U.S. dollars, relatively more expensive to produce than products manufactured locally. We currently conduct hedging activities, which involve the use of currency forward contracts and cash flow hedges to manage our currency risks. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, is located in China. In addition, we also conduct general and administrative activities from our facilities in China. As of August 31, 2014, we had approximately 3,500 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
As of August 31, 2014, we had $1,000.8 million in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Risks Related to Our Relationship with MiTAC Holdings Corporation
As of August 31, 2014, our executive officers, directors and principal stockholders owned approximately 27% of our common stock and this concentration of ownership could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of August 31, 2014, our executive officers, directors and principal stockholders owned approximately 27% of our outstanding common stock. In particular, MiTAC International and its affiliates owned approximately 25% of our common stock. Until September 2013, MiTAC International Corporation, or MiTAC International, a publicly-traded company in Taiwan, was our primary investor through its affiliates. In September 2013, MiTAC Holdings Corporation, or MiTAC Holdings, was established through a stock swap from MiTAC International and became a publicly traded company on the Taiwan Stock Exchange. MiTAC International is now a wholly-owned subsidiary of MiTAC Holdings.
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
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of August 31, 2014, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 13.6% of Synnex Technology International and approximately 8.0% of MiTAC Holdings. As of August 31, 2014, MiTAC Holdings directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC Holdings. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 13.6% of MiTAC Incorporated as of August 31, 2014. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 11.0% of our outstanding common stock as of August 31, 2014. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

10.1
Seventh Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of July 31, 2014, by and among SIT Funding Corporation, the lenders party thereto and the Bank of Nova Scotia.

10.2#	Amendment No. 1 to SYNNEX Corporation 2014 Employee Stock Purchase Plan.

10.3#	Amendment No. 2 to the SYNNEX Corporation 2013 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: October 7, 2014

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Seventh Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of July 31, 2014, by and among SIT Funding Corporation, the lenders party thereto and the Bank of Nova Scotia.

10.2#	Amendment No. 1 to SYNNEX Corporation 2014 Employee Stock Purchase Plan.

10.3#	Amendment No. 2 to the SYNNEX Corporation 2013 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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