Form 10-K
period 2014-11-30
SYNNEX CORP
filed 2015-01-29
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-K
 __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-31892
 _______________________________________________________
SYNNEX CORPORATION
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	94-2703333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

44201 Nobel Drive Fremont, California	94538
(Address of principal executive offices)	(Zip Code)
(510) 656-3333
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each classes:	Name of Stock Exchange on which registered:
Common Stock, par value $0.001 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter) was $1,877,967,268. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 20, 2015, there were 39,458,421 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Stockholders to be held on March 24, 2015.

SYNNEX CORPORATION

2014 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our market strategy, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, anticipated benefits, cost and timing of our acquisitions, including our acquisition of the customer relationship management business of International Business Machines Corporation, or IBM, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue, sources of revenue and operating results, our gross margins, competition, including with Synnex Technology International Corp., our future needs for additional financing, concentration of customers and suppliers, customer contract terms, adequacy of our facilities, our legal proceedings, our operations and trends related thereto, international operations, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our foreign subsidiaries, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic changes and changes to the market in which we compete, foreign currency and interest rate changes, our anti-dilution share repurchase program, impact of our accounting policies, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
 In the sections of this Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and our subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.
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

Item 1.    Business
We are a Fortune 500 corporation and a leading business process services company, offering a comprehensive range of services to resellers, retailers, original equipment manufacturers, or OEMs, financial and insurance institutions and several other industry verticals worldwide. Our primary business process services are wholesale IT distribution, outsourcing services focused on customer relationship management, or BPO CRM, customer engagement management strategy, process optimization and improved business outcomes. We operate in two segments: distribution services, hereinafter referred to as Technology Solutions, and global business services, hereinafter referred to as Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, consumer electronics, or CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
We combine our core strengths in distribution with our customer engagement services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan, Mexico and China. As of November 30, 2014, we had over 64,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 72%, 74%, and 74% of our total revenue was from the United States for the fiscal years

2014, 2013 and 2012, respectively. The revenue attributable to countries is based on geographical locations from which the products are distributed and from where customer service contracts are managed.
In our Technology Solutions segment, we purchase peripherals, IT systems, system components, software, networking equipment, including CE and complementary products from our primary suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In Technology Solutions, we also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, within our Technology Solutions segment, we provide our customers with systems design and integration solutions for data center servers and storage solutions built specific to our customers' data center environments.
Our Technology Solutions business is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT and CE products and services is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.
In our Technology Solutions segment, we are highly dependent on the end-market demand for IT and CE products and services. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE industries and increased price-based competition.
In our Concentrix segment, we provide a comprehensive range of strategic services and solutions to enhance our clients' customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums and in more than 40 languages. Our portfolio of solutions and services support our clients and their customers globally.
Our Concentrix segment generates revenue from performing services that are generally tied to our clients' products and services and how they are received in the marketplace. Any shift in business or size of the market for our customers' products, any failure of technology or failure of acceptance of our customers' products in the market may impact our business. The employee turnover rate in this business and the risk of losing experienced employees is high. Higher turnover rates can increase costs and decrease operating efficiencies and productivity.
To expand our Concentrix segment, we acquired the CRM business of International Business Machines Corporation, or IBM, in fiscal year 2014 for a preliminary aggregate purchase price of $418.3 million subject to certain post-closing adjustments. The acquisition added over 35,000 employees providing BPO CRM services to approximately 170 customers in 24 countries.
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
Our Products and Suppliers
In our Technology Solutions segment, we distribute a broad line of IT products, including peripherals, IT systems, system components, software and networking equipment from more than 300 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers. Our Technology Solutions segment represented 92%, 98% and 99% of our consolidated revenue for the fiscal years 2014, 2013 and 2012, respectively.

For fiscal year 2014, our product mix by category was in the following ranges:

Product Category:
Peripherals	32% - 36%
IT Systems	28% - 32%
System Components and Integration Solutions	19% - 23%
Software	6% - 10%
Networking Equipment	4% - 8%
Our suppliers include leading peripherals, IT systems, system components, software, networking equipment, software and CE manufacturers. Our primary OEM suppliers are Hewlett-Packard Company, or HP, Lenovo, Asus Tek Computer Inc., Microsoft Corporation, Intel Corporation, Panasonic Corporation, Seagate Technologies LLC, Xerox Corporation and Samsung Electronics Co. Ltd.
Our largest OEM supplier is HP. Revenue from the sale of HP products and services represented approximately 25%, 31% and 36% of our consolidated revenue for fiscal years 2014, 2013 and 2012, respectively. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.
We have distribution agreements with most of our suppliers, including HP. These agreements usually provide for nonexclusive distribution rights and pertain to specific geographic territories. The agreements are also generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. An OEM supplier that elects to terminate a distribution agreement will generally repurchase its products carried in our inventory.
Our Technology Solutions business subjects us to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising our inventory. Many of our OEM suppliers offer us limited protection from the loss in value of our inventory due to technological change or a supplier’s price reduction. Under many of these agreements, we have a limited period of time to return or exchange products or claim price protection credits. We monitor our inventory levels and attempt to time our purchases to maximize our protection under supplier programs.
Our Customers
In our Technology Solutions segment, we distribute IT products to more than 20,000 resellers, system integrators and retailers. Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, small/medium sized businesses, or SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly individual end-users and to a small degree, small office/home office customers. We also provide system design and integration solutions for data center servers and storage solutions built specific to our customers' data center environments.
In our Concentrix segment, we serve over 300 clients, primarily in ten industry verticals: Healthcare, Banking & Finance, Insurance, Technology, Consumer Electronics, Retail & Ecommerce, Automotive, Media & Communications, Government & Public Sector, and Travel & Transportation.
In fiscal years 2014, 2013 and 2012, no customer accounted for 10% or more of our consolidated revenue.

Our Services
We offer a variety of business process services to our customers. These services can be purchased individually or they can be purchased in combination with others in the form of supply chain solutions and after-market product support. The two major categories of services include Technology Solutions and Concentrix:
Technology Solutions. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and quickly fill orders for our reseller and retail customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller and retail customers. In addition, we design and integrate energy efficient and cost effective data center servers and storage solutions which are built specific to the data center environments and actual workloads of our large scale data center customers.
The above services are complemented by the following:
Systems Design and Integration Services. We provide our customers with systems design and full rack integration services, build-to-order, or BTO, and configure-to-order, or CTO, assembly capabilities. In both of these cases, we offer design, integration, test and other production value-added services such as kitting, reconfiguration, asset tagging and hard drive imaging.
Logistics Services. We provide logistics support to our reseller customers such as outsourced fulfillment, virtual distribution and direct ship to end-users. Other logistics support activities we provide include generation of customized shipping documents, multi-level serial number tracking for customized, configured products and online order and shipment tracking. We also offer full turn-key logistics solutions designed to address the needs of large volume or specialty logistics services. Our full turn-key service offering is modular in nature and is designed to cover all aspects of the logistics life cycle including, transportation management, inventory optimization, complementary product matching, reverse logistics, asset refurbishment and disposal and strategic procurement.
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
Financing Services. We offer our reseller customers a wide range of financing options, including net terms, third party leasing, floor plan financing and letters-of-credit backed financing and arrangements where we collect payments directly from the end-user. The availability and terms of our financing services are subject to our credit policies or those of third party financing providers to our customers.
Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting resellers, system integrators and retailers including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows, trade groups, database analysis, print on demand services and web-based marketing.
Concentrix. Our Concentrix segment represented 8% of our consolidated revenue in fiscal year 2014 and 2% in both fiscal years 2013 and 2012. We offer a portfolio of comprehensive solutions and end to end business services to enhance our clients’ customer life cycles, to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction, and to improve business outcomes, primarily in ten identified industry verticals. Our Concentrix segment portfolio also includes technology assets and embedded analytics. We operate approximately 90 delivery centers and administrative facilities in numerous countries throughout North America, Latin America, Central America, Europe and Asia Pacific. Services are provided from these global locations to customers worldwide and in more than 40 languages.
Sales and Marketing
For Technology Solutions, we serve our large commercial, government reseller and retail customers through dedicated sales professionals. We market to smaller resellers and OEMs through dedicated regional sales teams. In addition, we have dedicated product management and business development specialists that focus on the sale and promotion of the products and services of selected suppliers or for specific end-market verticals. These specialists are also directly involved in establishing new relationships with leading OEMs to create demand for their products and services and with resellers for their customers’ needs. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities, promoting sales growth and ensuring customer satisfaction. We have sales and marketing professionals in close geographic proximity to our reseller, retail and OEM customers.

As part of our Concentrix segment, we have sales teams dedicated to cultivating new BPO CRM opportunities in customer acquisition, customer support and management, technical support, renewals management, process optimization, front and back-office automation, technology innovation and business outcome improvement on a global platform and in multiple languages.
Our Operations
In our Technology Solutions segment, we operate approximately 40 distribution and administrative facilities in the United States, Canada, Japan, Mexico and China. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.
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
We operate our principal system design and integration solutions facilities in the United States and we operate an integration facility in the United Kingdom. We generally design and integrate IT systems, data center servers, storage solutions and IT appliances, by incorporating system components from our distribution inventory and other sources. Additionally, we perform other production value-added services, including kitting, asset tagging, hard drive imaging and reconfiguration. Our design and integration solutions facilities are ISO 9001:2008 and ISO 14001:2004 certified.
In our Concentrix segment, we operate approximately 90 delivery centers and administrative facilities in numerous countries throughout North America, Europe and Asia Pacific. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital print.
Concentrix has global delivery capability which allows us to scale people and other resources from around the world, including foreign language fluency, proximity to clients and time-zone advantages. A critical component of this capability are our approximately 90 delivery centers in 24 countries. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. During 2014, we significantly expanded and enhanced our global delivery capabilities, through the acquisition of the IBM CRM business; and recruiting actively in key locations of our network, including India, the Philippines and Europe.
As part of the acquisition of the IBM CRM business, we entered into a multi-year agreement with IBM, whereby we have become an IBM strategic business partner for BPO CRM services.
International Operations
Approximately 28% of our total revenue for the fiscal year 2014 and 26% for both fiscal years 2013 and 2012, originated outside of the United States. Approximately 12% of our total revenue for fiscal year 2014 and 14% for both fiscal years 2013 and 2012 was generated in Canada. Approximately 10% of our total revenue for fiscal years 2014 and 2013 and 11% for fiscal year 2012 was generated in Japan. A key element in our business strategy has been to locate our services in markets that are cost beneficial, but low risk. For a discussion of our net revenue by geographic region, please see Note 14—Segment Information in Notes to the Consolidated Financial Statements.
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
Purchasing
In our Technology Solutions segment, product costs represent our single largest expense and IT and CE product inventory is one of our largest working capital investments. Furthermore, product procurement from our OEM suppliers is a highly complex process that involves incentive programs, rebate programs, price protection, volume and early payment discounts and other arrangements. Consequently, efficient and effective purchasing operations are critical to our success.
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
Financial Services
In our Technology Solutions segment, we offer various financing options to our customers as well as prepayment, credit card and cash on delivery terms. In issuing credit terms to our reseller and retail customers, we closely and regularly monitor their creditworthiness through our information systems, credit ratings information and periodic detailed credit file reviews by our financial services staff. We have also purchased credit insurance in some geographies to further control credit risks. Finally, we establish reserves for estimated credit losses in the normal course of business based on the overall quality and aging of the accounts receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks.
We also sell to certain reseller customers pursuant to third party floor plan financing. The expenses charged by these financing companies are subsidized either by our OEM suppliers or paid by us. We generally receive payment from these financing companies within 15 to 30 days from the date of sale, depending on the specific arrangement.
Information Technology
Within our Technology Solutions segment, our IT systems manage the entire order cycle, including processing customer orders, customer billing and payment tracking. These internally developed IT systems make our operations more efficient and provide visibility into our operations. We believe our IT infrastructure is scalable to support further growth. We continue to enhance and invest in our IT systems to improve product and inventory management, streamline order and fulfillment processes, and increase operational flexibility. Within our Concentrix segment, we invest in IT systems and infrastructure to enhance workforce management and improve productivity.
To allow our customers and suppliers to communicate and transact business with us in an efficient and consistent manner, we have implemented a mix of proprietary and off-the-shelf software programs that integrate our IT systems with those of our customers and suppliers. In particular, we maintain EDI, XML, web-based communication links and mobile platform applications with many of our reseller and retail customers to enable them to search for products, check real-time pricing, inventory availability and specifications, place and track orders, receive invoices and process returns.

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
Our major competitors in our Technology Solutions segment include Arrow Electronics, Inc., Avnet, Inc., Ingram Micro, Inc., ScanSource, Inc., Tech Data Corporation and Westcon Group and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. We have participated in this consolidation through our recent acquisitions of Supercom Canada Limited, Marubeni Infotec Corporation, Jack of All Games, and New Age Electronics, and we continue to evaluate other new opportunities.
In our Concentrix segment, our competitors are both regional players as well as global companies. Our major competitors include Accenture, Genpact Limited, Convergys Corporation, Sitel Worldwide Corporation, Sykes Enterprises Inc., Sutherland Global Services, Teleperformance and TeleTech Holdings, Inc.
We constantly seek to expand our business into areas primarily related to our core distribution and BPO CRM businesses as well as other support, logistics and related value-added services. In fiscal year 2014, we completed the acquisition of the CRM business from IBM, which added over 35,000 employees providing CRM services to approximately 170 customers in 24 countries.
As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. Some of our competitors are substantially larger and may have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us. Some may have more developed relationships with their existing customers. We attempt to offset our comparative scale differences by focusing on a limited number of leading OEMs in the Technology Solutions segment and by running a more efficient and low cost operation, and by offering a high level of value-added and customer services in both the Technology Solutions and Concentrix segments.
Employees
As of November 30, 2014, we had approximately 59,000 full-time employees. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we frequently use a significant number of temporary or contract workers, which totaled approximately 5,000, on a full-time equivalent basis, as of November 30, 2014. Except for our employees in China, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.
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
The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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
Risks Related to the Acquisition of the CRM Business from IBM
We may not be able to realize all of the anticipated benefits of the acquisition of the IBM CRM business if we fail to integrate this business successfully, which could reduce our profitability and adversely affect our stock price.
Our ability to realize the anticipated benefits of the transaction will depend, in part, on our ability to integrate this BPO CRM business successfully and efficiently with our business. The integration of this business in numerous geographic locations is a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management has been and will continue to be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration has resulted and may continue to result in competitive responses, loss of customer and other relationships, loss of key employees and other employees, diversion of management’s attention, and other unanticipated problems, expenses and liabilities, and may cause our stock price to decline. The difficulties of combining the operations of the two businesses include, among others:
•retaining and preserving existing customer relationships;
•possible attrition of customer relationships resulting from the perceived loss of a globally recognized brand name service provider;
•challenges associated with minimizing the diversion of management attention from ongoing business concerns;
•coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from other of our operations;
•coordinating and combining international operations, relationships, and facilities, and eliminating duplicative operations;
•retaining key employees and maintaining employee morale, particularly in areas where we do not currently have personnel;
•unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of our integration plans;
•unanticipated issues in integrating information, communications and other systems, and
•issues not discovered in our due diligence process.
In addition, even if the integration is successful, we may not realize the full potential benefits of the acquisition. The anticipated benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot provide assurance that this acquisition will result in the realization of the full benefits anticipated from the acquisition.
We have significantly expanded the geographic reach of our Concentrix business with our acquisition of the IBM CRM business, and this expansion exposes us to additional geopolitical risks that could adversely affect our business and results from operations.
With our acquisition of the IBM CRM business, we have significantly expanded the geographic reach of our Concentrix business, adding international operations in 24 countries. This breadth of business conducted outside of the United States exposes us to additional risks, which in turn could cause our business and results of operations to suffer. These additional risks include political and economic instability, extensive government regulation, cybersecurity threats, natural calamities, terrorist activities, worker strikes, civil unrest and military activity. We also face challenges in our management of, and compliance efforts involving, the larger geographic scope of business that is subject to a wider variety of laws, regulations and government policies. Our operations are based on a global delivery model with client services provided from delivery centers located in several countries. In connection with the acquisition, we have significantly increased the percentage of our workforce that is located in India and the Philippines. Socio-economic situations which are specific to these regions can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these regions experience severe natural calamities or political unrest, our personnel resources may be affected, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. Changes in governments, laws, regulations and taxation rules may severely impact our ability to do business in these countries, our business practices, our operating costs and our results of operations.
Risks Related to Our Business
We anticipate that our revenue and operating results will fluctuate, which could adversely affect the enterprise value of our Company and our securities.
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	the impact of the business acquisitions and dispositions we make;

•	general economic conditions and level of IT and CE spending;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	market acceptance, product mix, quality, pricing, availability and useful life of our products;

•	competitive conditions in our industry;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence and market acceptance;

•	variations in our levels of excess inventory, vendor reserves and doubtful accounts;

•	fluctuations in rates in the currencies in which we transact;

•	changes in the terms of OEM supplier-inventory protections, such as price protection and return rights; and

•	the expansion of our design and integration solutions sales and operations, globally.
Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.
Our operating results also are affected by the seasonality of the IT and CE products and services industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. These patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. In future years, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.
In our Technology Solutions segment, we depend on a small number of OEMs to supply the IT and CE products and services that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier, could adversely affect our business, financial position and operating results.
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services represented approximately 25%, 31%, and 36% of our total revenue for fiscal years 2014, 2013, and 2012, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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
As a result of significant price competition in the IT and CE products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT and CE products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs, inventory obsolescence and bad debt on our operating results. A portion of our operating expense is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expense to sufficiently mitigate any further reductions in gross profit or margin in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.
We also receive purchase discounts and rebates from OEM suppliers based on various factors, including sales or purchase volume and breadth of customers. A decrease in net sales could negatively affect the level of volume rebates received from our OEM suppliers and thus, our gross margin. Because some rebates from OEM suppliers are based on percentage increases in sales of products, it may become more difficult for us to achieve the percentage growth in sales required for larger discounts due to the current size of our revenue base. A decrease or elimination of purchase discounts and rebates from our OEM suppliers would adversely affect our business and operating results.
We are subject to uncertainties and variability in demand by our Technology Solutions customers, which could decrease revenue and adversely affect our operating results.
In our Technology Solutions segment, we sell to our customers on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller, retail and design and integration solutions customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which could harm our business, financial position and operating results.
With regard to our design and integration solutions customers, unique parts are purchased based both on purchase order or forecasted demand. We have limited protection against excess inventory should anticipated demand not materialize.
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
Our ability to obtain particular products in the required quantities and to fulfill reseller and retail customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We occasionally experience a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers. For example, in fiscal years 2011 and 2012, we experienced shortage in hard drives from OEM suppliers in Thailand due to floods. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Such delays could also impact our ability to procure critical components required to complete customer orders. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers, retailers or end-users. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results could be adversely affected.
Our systems design and integration solutions business has customer concentration and intense competition which could adversely impact our revenue.
The system design and integration solutions business of our Technology Solutions segment has customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. In addition, our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could adversely impact our financial position and operating results.
The market for CE products that we distribute is characterized by short product life cycles. Increased competition for limited retailer shelf space, decreased promotional support from resellers or retailers or increased popularity of downloadable or online content and services could adversely impact our revenue.
The market for CE products, such as personal computers and tablets, mobile devices, wearable devices, video game titles and hardware, and audio or visual equipment, is characterized by short product life cycles and frequent introductions of new products. For example, the life cycle of a video game is short and typically provides a relatively high level of sales only for the first few months after introduction of the game. The markets in which we compete frequently introduce new products to meet changing consumer preferences and trends. As a result, competition is intense for resellers' and retailers' limited shelf space and promotions. If our vendors' new products are not introduced in a timely manner or do not achieve significant market acceptance, we may not generate sufficient sales or profitability. Further, if we are unable to successfully compete for resellers' or retailers' space and promotional resources, this could negatively impact market acceptance of our products and negatively impact our business and operating results. In addition, increased consumer use of downloadable content and online services and the further integration of technological tasks currently requiring several different CE products may negatively affect our CE product distribution business and operating results, as they may reduce consumer demand for having several different electronics devices and other physical products. For example, the popularity of downloadable and online games has increased and, if the trend continues, could adversely affect our over-the-counter retail video games sales.
The terms and conditions of our customer contracts within our Concentrix segment, including the CRM business acquired from IBM, contain provisions which, if triggered, could cause fluctuations in our revenue, which in turn would adversely affect our financial results.
In our Concentrix segment, we provide global business services, including BPO CRM services, to our customers under contracts with provisions that, if triggered, could impact our profitability. For example, many of our contracts may be terminated with a short amount of notice, and to the extent our customers terminate these contracts, we could experience unexpected fluctuations in our revenue and operating results from period to period. Additionally, some contracts have performance-related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. Whether we receive a bonus or are required to pay a penalty is unpredictable, and may cause additional fluctuations in our financial results. In addition, our customers may not guarantee a minimum volume; however, we hire employees based on anticipated average volumes. If we fail to anticipate volumes correctly, our operations and financial results may suffer. The reduction of volume, loss of customers, payment of penalties or inability to terminate any unprofitable contracts could have an adverse impact on our operations and financial results
Our Concentrix business, including the CRM business acquired from IBM, is subject to dynamic changes in business model and competition, which in turn could cause our Concentrix operations to suffer.

The customer acquisition, support and renewal services businesses of our Concentrix segment represent emerging markets that are vulnerable to numerous changes that could cause a shift in the business and size of the market. For example, if software and hardware customers move to a utility or fee-for-service based business model, this business model change could significantly impact operations or cause a significant shift in the way we currently conduct our business. If our customers place more focus in this area and internalize these operations, this could also cause a significant reduction in the size of the available market for third party service providers like us. Similarly, if competitors offer their services at below market margin rates to gain market share, or use other lines of business to subsidize the renewals management business, this could cause a significant decrease in the available market for us. In addition, if a cloud-based solution or some other technology were introduced, this new technology could cause an adverse shift in the way our existing business operations are conducted or decrease the size of the available market.
If we are unable to hire and retain employees with domain expertise for our Concentrix business, our operations will be disrupted, and such disruption may impact our ability to manage our costs, which in turn could impact our profitability.
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
If we fail to effectively provide our operations services to our clients in the Concentrix business, client relations may suffer, which in turn may adversely affect our revenue and results of operations.
Our customer engagement services business involves us representing our clients in certain critical operations of their business processes such as sales, marketing and customer support. If our clients experience disruptions in these operations or are dissatisfied with the quality of service provided, our client relationships may suffer and we may face possible legal action.
In addition, in our management of our clients operations, we manage large volumes of customer information and confidential data. We may be liable and our operations may be disrupted if there is a breach of confidentiality of client data, if an employee violates policies and regulations governing the management of personal information, if we lose our client's data or if the security of our IT systems is compromised.
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
If we are unable to successfully manage our delivery centers, our results of operations could be adversely affected and we may not fully realize the anticipated benefits of our recent acquisitions.
Our Concentrix business, which has extensive international operations, may be adversely impacted if we are unable to manage and communicate with the resources located internationally. Service quality may be placed at risk and our ability to optimize our resources may be more complicated if we are unable to manage our resources remotely. Our Concentrix business uses a wide variety of technologies to allow us to manage a large volume of work. These technologies are designed to keep our employees productive. Any failure in technology may have a negative impact on our operations. The success of our services primarily depends on performance of our employees and resulting customer satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will directly impact customer satisfaction. Any adverse customer satisfaction may impact the overall business. If we are unable to successfully manage our delivery centers, our results of operations could be adversely affected and we may not fully realize the anticipated benefits of our recent acquisitions.
Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
Approximately 28% of our total revenue in fiscal year 2014 and 26% for both fiscal years 2013 and 2012 were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact to us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in our products, which are usually purchased by us in U.S. dollars, to be relatively more expensive to produce than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, and a portion of our BPO CRM services, is located in China. In addition, we also conduct general and administrative activities from our facilities in China. As of November 30, 2014, we had approximately 4,300 support personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
We have in the past pursued and in the future expect to pursue acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT and CE products and services industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:

•	difficulty in successfully integrating acquired operations, IT systems, customers, and OEM supplier relationships, products and services and businesses with our operations;

•	loss of key employees of acquired operations or inability to hire key employees necessary for our expansion;

•	diversion of our capital and management attention away from other business issues;

•	increase in our expenses and working capital requirements;

•	in the case of acquisitions that we may make outside of the United States, difficulty in operating in foreign countries and over significant geographical distances;

•	other financial risks, such as potential liabilities of the businesses we acquire; and

•	our due diligence process may fail to identify significant issues with the acquired company's product quality, financial disclosures, accounting practices or internal control deficiencies.
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
As of November 30, 2014, we had $980.5 million in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	make investments;

•	pay dividends or make certain other restricted payments;

•	repurchase common stock;

•	consummate certain asset sales or acquisitions;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.
We are also required to maintain specified financial ratios and satisfy certain financial condition tests, including a leverage and a fixed charge coverage ratio as outlined in our senior secured credit agreement and in our accounts receivable securitization program. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, the termination of the facility, the increase in our effective cost of funds or the cross-default of other credit and securitization arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations, which could adversely affect our business.
Our ability to make scheduled debt payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be certain that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, and interest on our indebtedness.
We funded our acquisition of the IBM CRM business through a combination of cash and the issuance of common stock. The cash component of the acquisition was significant and resulted in an increase in borrowing levels under our senior secured credit agreement and our accounts receivable securitization.
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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our lenders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our credit agreements could terminate their commitments to loan us money and, in the case of our secured credit agreements, foreclose against the assets securing their borrowings;

•	we could be forced to raise additional capital through the issuance of additional, potentially dilutive securities; and

•	we could be forced into bankruptcy or liquidation, which is likely to result in delays in the payment of our indebtedness and in the exercise of enforcement remedies related to our indebtedness.
If the interest rates on our borrowings increase, our access to capital and net income could be adversely affected.
Our borrowings and securitization arrangements are variable-rate obligations and expose us to interest rate risks. If interest rates increase, debt service obligations and our interest expense will increase even though the amount borrowed remains the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.
An increase in interest rates may increase our future borrowing costs and restrict our access to capital. Additionally, current market conditions, the recovering global economy, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our credit facilities have contractually negotiated spreads, any changes to these spreads in connection with renegotiations of our credit facilities could adversely affect our results of operations.
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
We extend credit to our customers for a significant portion of our sales to them and they have a period of time, generally 30 days after the date of invoice, to make payment. However, in certain cases, for some of our larger customers, we offer longer terms of payment. As a result, we are subject to the risk that our customers will not pay on time or at all. The majority of our customers are small and medium sized businesses. Our credit exposure risk may increase due to financial difficulties or liquidity or solvency issues experienced by our customers, resulting in their inability to repay us. The liquidity or solvency issues may increase as a result of an economic downturn or a decrease in IT or CE spending by end-users. If we are unable to collect payments in a timely manner from our customers due to changes in financial or economic conditions, or for other reasons, and we are unable to collect under our credit insurance policies, we may write-off the amount due from the customers. These write-offs may result in credit insurance being more expensive and on terms that are less favorable to us and may negatively impact our ability to utilize accounts receivable-based financing. In addition, the failure of customers to pay within a specified time period after the date of an invoice could result in defaults under our accounts receivable securitization program. These circumstances could negatively impact our cash flow and liquidity position, or result in the cross-default to our other indebtedness and acceleration of our indebtedness. Further, we are exposed to higher collection risk as we continue to expand internationally, where the payment cycles are generally longer and the credit rating process may not be as robust as in the United States, and where our access to accounts receivable financing is more limited.
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
We depend on IT and telecommunications systems and the Internet for our operations. These systems support a variety of functions including inventory management, order processing, shipping, shipment tracking, billing, and our BPO CRM business.
Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be affected if our reseller and retail customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular electronic data interchange, or EDI, and XML, for a large portion of our orders and information exchanges with our OEM suppliers and reseller and retail customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller and retail customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller and retail customers from accessing information. Our BPO CRM business is dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications systems. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.
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
Because of the experience of our key personnel in the IT, CE and the BPO CRM service industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.
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
From time to time, we receive notifications alleging infringements of intellectual property rights allegedly held by others relating to our business or the products we sell or integrate for our OEM suppliers and others. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our business. Although we generally have various levels of indemnification protection from our

OEM suppliers and design and integration solutions customers, in many cases any indemnification to which we may be entitled is subject to maximum limits or other restrictions.
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
Our worldwide operations could be subject to natural disasters, adverse weather conditions and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in North America, Asia, Europe and Australia. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. If there are related disruptions in local or international supply chains, we may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer orders in a timely manner, this could harm our operating results. For example, in March 2011, Japan experienced a 9.0 magnitude earthquake followed by tsunami waves and aftershocks. These events affected the infrastructure in the country, caused power outages and temporarily disrupted the local and international, supply chains for some vendors. Our facilities in Japan suffered nominal inventory and facility damages. In addition, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons, mudslides and floods. We currently have a disaster recovery plan and business interruption insurance; however, they may not be sufficient to compensate for losses that could occur.
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
We have expanded our international operations and presence which subjects us to risks, including:

•	political or economic instability;

•	extensive governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	compliance with the Foreign Corrupt Practices Act, U.K. bribery laws and similar laws;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivable on a timely basis or at all;

•	taxes; and

•	seasonal reductions in business activity in some parts of the world.
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

Risks Related to Our Relationship with MiTAC Holdings Corporation
The concentration of ownership of our common stock among our executive officers, directors and principal stockholders could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of SYNNEX.
As of November 30, 2014, our executive officers, directors and principal stockholders owned approximately 27% of our outstanding common stock. In particular, MiTAC Holdings Corporation ("MiTAC Holdings") and its affiliates owned approximately 25% of our common stock. MiTAC Holdings is a publicly-traded company on the Taiwan Stock Exchange. As a result, these stockholders have the potential ability to influence or control matters requiring stockholder approval, including the election of directors and the approval of mergers and acquisitions, or exert influence of actions of the Board of Directors. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
There could be potential conflicts of interest between us and MiTAC Holdings and its affiliates, which could affect our business and operating results.
MiTAC Holdings' and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. For example, we currently purchase inventories from MiTAC Holdings. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings' affiliates. For fiscal year 2014, Mr. Miau received the same compensation as our independent directors. For fiscal year 2015, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2014, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 13.6% of Synnex Technology International and approximately 8.0% of MiTAC Holdings. As of November 30, 2014, MiTAC Holdings directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.9% of MiTAC Holdings. In addition, MiTAC Holdings directly and indirectly owned approximately

8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2014. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 10.9% of our outstanding common stock as of November 30, 2014. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
Risks Related to Our Industry
Volatility in the IT and CE industries could have a material adverse effect on our business and operating results.
We have in the past, experienced decreases in demand and we anticipate that the industries we operate in will be subject to a high degree of cyclicality in the future. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity may impact our revenue, as well the salability of inventory and collection of reseller and retail customer accounts receivable.
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
We operate in a highly competitive environment, both in the United States and internationally. This competition is based primarily on product and service availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product and service lines, pre-sales and post-sales technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT and CE product and service distributors, contract manufacturers and assemblers and providers of BPO CRM services. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC Holdings and its affiliates.
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
In addition, in our BPO CRM business, we also face competition from our customers. For example, some of our customers may have internal capabilities and resources to provide their own customer contact centers. Furthermore, pricing pressures and quality of services could impact our business adversely. Our ability to provide a high quality of service is dependent on our ability to retain and properly train our employees and to continue investing in our infrastructure, including IT and telecommunications systems.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2014, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. In the past, however, our internal controls have not eliminated all error. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

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
For example, in May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to us at the beginning of its first quarter of fiscal year 2018.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties
Our principal executive offices are located in Fremont, California, and are owned by us. We operate distribution, integration services, contact center and administrative facilities in different countries.
Our Technology Solutions segment occupies approximately 40 facilities covering approximately 4.0 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 1.3 million square feet of property and lease the remainder.
Our Concentrix segment occupies approximately 90 facilities comprising of service and delivery centers and administrative facilities covering approximately 5.9 million square feet. We own approximately 230 thousand square feet and lease the remainder.
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

Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of November 30, 2014:

Name	Age	Position
Kevin Murai	51	President, Chief Executive Officer and a Director
Dennis Polk	48	Chief Operating Officer and a Director
Peter Larocque	53	President, North American Distribution
Marshall Witt	49	Chief Financial Officer
Christopher Caldwell	42	Executive Vice President; President, Concentrix Corporation
Simon Leung	49	Senior Vice President, General Counsel and Corporate Secretary
Kevin Murai is our President and Chief Executive Officer and a Director and joined us in March 2008. He served as Co-Chief Executive Officer until Robert Huang’s retirement in December 2008. Prior to SYNNEX, Mr. Murai was employed for 19 years at Ingram Micro, Inc., where he served in several executive management positions, including President and Chief Operating Officer and also on the Ingram Micro, Inc. Board of Directors. He holds a Bachelor of Applied Science degree in Electrical Engineering from the University of Waterloo in Ontario, Canada.
Dennis Polk is our Chief Operating Officer and has served in this capacity since July 2006. Mr. Polk is also a Director and has served in this capacity since February 2012. He previously served as Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University.
Peter Larocque is President, North America Distribution and has served in this capacity since November 2013, having previously served as President of U.S. Distribution since July 2006, Executive Vice President of Distribution since June 2001, and Senior Vice President of Sales and Marketing from September 1997 until June 2001. Mr. Larocque is responsible for SYNNEX’ North American Technology Solutions business. He received a Bachelor of Science degree in Economics from the University of Western Ontario, Canada.
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
Christopher Caldwell is Executive Vice President and President of Concentrix Corporation and has served in this capacity since February 2014. He previously served as President of Concentrix Corporation from June 2012 to February 2014, Senior Vice President and General Manager of Concentrix Corporation from March 2007 until June 2012, and Senior Vice President, Global Business Development from March 2007 until June 2012. Mr. Caldwell joined SYNNEX in 2004 as Vice President, Emerging Business from the EMJ Data Systems Ltd. purchase in Canada. Mr. Caldwell serves as a Director of Microland Ltd. and has received numerous awards and recognition for his entrepreneurial approach to business.
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

	Price Range of Common Stock
	Low	High
Fiscal Year 2014
First Quarter	$51.65	$68.71
Second Quarter	$57.50	$79.44
Third Quarter	$62.01	$74.57
Fourth Quarter	$59.27	$72.77

Fiscal Year 2013
First Quarter	$32.55	$38.48
Second Quarter	$32.04	$41.22
Third Quarter	$40.15	$52.53
Fourth Quarter	$46.87	$66.80

As of January 20, 2015, our common stock was held by 506 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2009, compares our cumulative total stockholder return, the NYSE Composite Index and the Standard Industrial Classification, or SIC, Code Index (SIC Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software) for the period beginning November 30, 2009 through November 30, 2014. The closing price per share of our common stock was $71.44 on November 28, 2014. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2009	11/30/2010	11/30/2011	11/30/2012	11/30/2013	11/30/2014
SYNNEX Corporation	$100.00	$101.24	$103.67	$116.64	$233.70	$252.88
NYSE Market Index	$100.00	$107.63	$111.33	$126.42	$160.03	$176.52
Computers & Peripheral Equipment	$100.00	$108.17	$101.04	$98.36	$140.41	$152.55
 Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Dividends
On September 29, 2014, we announced the initiation of a quarterly cash dividend to common stockholders with the initial payment of $0.125 per share on October 31, 2014 to stockholders of record as of October 17, 2014. On January 12, 2015, we announced a cash dividend of $0.125 per share to stockholders of record as of January 16, 2015, payable on January 30, 2015. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in our senior secured credit agreement and declaration by our Board of Directors in the best interest of our stockholders.
Purchases of Equity Securities
In June 2011, our Board of Directors authorized a three-year $65 million share repurchase program. As of November 30, 2014, we had purchased 361,451 shares for a total cost of $11.3 million in the open market before the program expired in June 2014. Those shares are held in treasury for general corporate purposes.
In June 2014, our Board of Directors authorized a three-year $100 million share repurchase program pursuant to which we may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. We did not repurchase any of our common stock during fiscal year 2014.

Item 6.    Selected Financial Data
The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and cash flow data presented below for fiscal years 2014, 2013 and 2012 and the consolidated balance sheet data as of November 30, 2014 and 2013 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2011 and 2010 and the Consolidated Balance Sheet data as of November 30, 2012, 2011 and 2010 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 3 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2014	2013	2012	2011	2010
Statements of Operations Data: (in thousands, except per share amounts)
Revenue	$13,839,590	$10,845,164	$10,285,507	$10,409,840	$8,614,141
Cost of revenue	(12,740,586)	(10,190,194)	(9,628,770)	(9,779,342)	(8,122,525)
Gross profit	1,099,004	654,970	656,737	630,498	491,616
Selling, general and administrative expenses	(790,497)	(414,142)	(401,725)	(374,270)	(292,466)
Income from continuing operations before non-operating items, income taxes, noncontrolling interest	308,507	240,828	255,012	256,228	199,150
Interest expense and finance charges, net	(25,187)	(17,115)	(22,930)	(25,505)	(17,114)
Other income (expense), net	962	14,339	4,471	(1,005)	1,550
Income from continuing operations before income taxes and noncontrolling interest	284,282	238,052	236,553	229,718	183,586
Provision for income taxes	(104,132)	(85,730)	(84,050)	(79,165)	(66,910)
Income from continuing operations before noncontrolling interest, net of tax	180,150	152,322	152,503	150,553	116,676
Income from discontinued operations, net of tax	—	—	—	—	75
Gain on sale of discontinued operations, net of tax	—	—	—	—	11,351
Net income	180,150	152,322	152,503	150,553	128,102
Net income attributable to noncontrolling interest	(116)	(85)	(1,127)	(222)	(154)
Net income attributable to SYNNEX Corporation	$180,034	$152,237	$151,376	$150,331	$127,948
Amounts attributable to SYNNEX Corporation:
Income from continuing operations, net of tax	180,034	152,237	151.376	150,331	116,538
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	59
Gain on sale of discontinued operations, net of tax	—	—	—	—	11,351
Net income attributable to SYNNEX Corporation	$180,034	$152,237	$151,376	$150,331	$127,948
Earnings per share attributable to SYNNEX Corporation:
Basic:
Income from continuing operations	$4.61	$4.06	$4.08	$4.13	$3.30
Discontinued operations	—	—	—	—	0.32
Net income per common share - basic	$4.61	$4.06	$4.08	$4.13	$3.62
Diluted:
Income from continuing operations	$4.57	$3.02	$3.96	$4.04	$3.21
Discontinued operations	—	—	—	—	0.32
Net income per common share - diluted	$4.57	$3.02	$3.96	$4.04	$3.53
Cash dividends declared and paid per share	$0.13	$—	$—	$—	$—
The calculation of earnings per share for prior periods presented above has been revised using the two-class method as described in Note 13 to the consolidated financial statements, which is incorporated by reference herein.
For the fiscal year ended November 30, 2013, the numerator for the computation of "Net income per common share-diluted" was adjusted for dilutive changes in the estimated value of the conversion premium of our convertible debt from April 2013 through the final settlement dates. The adjustment to the numerator had the effect of reducing our "Net income per common share-diluted" by $0.97 for the fiscal year ended November 30, 2013. The calculation of earnings per common share attributable to SYNNEX Corporation is presented in Note 13 to the Consolidated Financial Statements.

	As of November 30,
	2014	2013	2012	2011	2010
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$180,143	$151,622	$163,699	$67,571	$88,038
Working capital	1,178,260	1,142,355	1,085,754	1,066,162	895,185
Total assets	4,713,042	3,325,889	2,963,262	2,833,295	2,499,861
Current borrowings under term loans, lines of credit and convertible debt	716,257	252,523	194,134	159,200	245,973
Long-term borrowings	264,246	65,405	81,152	223,822	140,333
Total equity	$1,653,985	$1,411,641	$1,319,355	$1,168,458	$992,827

	Fiscal Years Ended November 30,
	2014	2013	2012	2011	2010
Other Data: (in thousands)
Depreciation and amortization from continuing operations	$91,699	$24,462	$24,630	$24,673	$16,285

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Annual Report on Form 10-K or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs and timing of our acquisitions, including our acquisition of the customer relationship management business of International Business Machines Corporation, or IBM, information technology demand, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan and Canada, expansion of our operations, including our Concentrix business, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies, our tax rates, our anti-dilution share repurchase program, and statements regarding our securitization programs and revolving credit lines. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions, our ability to successfully integrate the acquired IBM customer relationship management business and risks set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, offering a comprehensive range of services to resellers, retailers, original equipment manufacturers, or OEMs, financial and insurance institutions and several other industry verticals worldwide. Our primary business process services are wholesale IT distribution and outsourcing services focused on customer relationship management, or BPO CRM. We operate in two segments: distribution services, hereinafter referred to as Technology Solutions, and global business services, hereinafter referred to as Concentrix. Our Technology Solutions segment distributes peripherals, IT systems, system components, software, networking equipment, CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of end-to-end outsourced services around customer relationship management, or CRM, process optimization and back-office automation to clients in ten identified industry verticals.
In fiscal year 2014, under the terms of a Master Asset Purchase Agreement, we completed the acquisition of the assets of the CRM business of IBM for a preliminary aggregate purchase price of $418.3 million subject to certain post-closing adjustments. As of November 30, 2014, the Company was obligated to pay an amount of $40.0 million in cash and had a receivable of $85.1 million from IBM related to working capital adjustments and other post-closing adjustments recognized in accordance with the agreement. The acquisition has been integrated into our Concentrix segment. The acquisition added over 35,000 employees providing BPO CRM services to approximately 170 customers in 24 countries.
We combine our core strengths in distribution with our BPO CRM services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan, Mexico and China. As of November 30, 2014, we had over 64,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 72%, 74% and 74% of our total revenue was from the United States for the fiscal years 2014, 2013 and 2012, respectively. The revenue attributable to countries is based on geographical locations from which the products are distributed and from where customer service contracts are managed.
In our Technology Solutions segment, we purchase peripherals, IT systems, system components, software, networking equipment, including CE and complementary products from our primary suppliers such as HP, Lenovo, Asus Tek Computer Inc. and Microsoft Corporation, and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In Technology Solutions, we also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, within our Technology Solutions segment, we provide our customers with systems design and integration solutions for data center servers and storage solutions built specific to our customers' data center environments.
In our Concentrix segment, our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums.
Revenue and Cost of Revenue
We derive our revenue primarily through the distribution of peripherals, IT systems, system components, software, networking equipment and CE products. We also provide systems design and integration solutions and BPO CRM services. For products, we recognize revenue generally as products are shipped, if a purchase order exists, the sales price is fixed or determinable, collection of the resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Shipping terms are typically F.O.B. shipping point. Where product acceptance provisions exist, revenue is recognized upon the customer acceptance provisions and other revenue recognition criteria being met. Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. We review and adjust these provisions periodically. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. We provide our BPO CRM services in our Concentrix segment to customers under contracts that typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program and service we offer. Our agreements can range from less than one year to over five years and are subject to early termination by our customers or us for any reason, typically with 30 to 90 days notice. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents.
We recognize revenue on a net basis on certain contracts, including service contracts, post-contract software support services and extended warranty contracts, where we are not the primary obligor, by recognizing the margin earned in revenue without any associated cost of revenue.
In fiscal years 2014, 2013 and 2012, no customer accounted for 10% or more of our total revenue. Approximately 25%, 31%, and 36% of our total revenue in fiscal years 2014, 2013, and 2012, respectively, were derived from the sale of HP products and services.
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
A significant portion of our cost of revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any incentives, rebates and purchase discounts received from our OEM suppliers. Cost of product distribution revenue also consists of provisions for inventory losses and write-downs, freight expenses associated with the receipt in and shipment out of our inventory, and royalties due to OEM vendors. In addition, cost of revenue includes the cost of materials, labor and overhead for our systems design and integration solutions and BPO CRM services.
Margins
The Technology Solutions industries in which we operate are characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated annually due to changes in the mix of products and services we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality and replacement of less profitable business with investments in higher margin, more profitable lines, lower costs associated with increased efficiencies and inventory obsolescence. Increased competition arising from industry consolidation and low demand for IT products may hinder our ability to maintain or improve our gross margin. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers.

Concentrix margins, which are generally higher than those in our Technology Solution segment, can be impacted by additional lead time for programs to be fully scalable and transition and initial set-up costs. Our operating margin has also fluctuated annually, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our Technology Solutions and Concentrix revenue, and the timing of our acquisitions and investments.
Economic and Industry Trends
Our Technology Solutions revenue is highly dependent on the end-market demand for IT and CE products. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE distribution industry and increased price-based competition.
The BPO CRM industry is also extremely competitive. The customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. While we are susceptible to economic trends in the global economy, our Technology Solutions business is largely concentrated in the United States, Canada and Japan and our Concentrix business is largely concentrated in the United States, United Kingdom, India and Japan, so we will be most directly impacted by economic strength or weakness in these geographies. During the fiscal years 2014, 2013 and 2012, the economic environment was stable and grew modestly.
Deferred Compensation Plan
We have a deferred compensation plan for a limited number of our directors and employees. We maintain a liability on our balance sheet for salary and bonus amounts deferred by participants and we accrue interest expense on uninvested amounts. Interest expense on the deferred amounts is classified in selling, general and administrative expenses on our Consolidated Statements of Operations. The participant may designate one or more investments as the measure of investment return on the participant’s account. The equity securities are either classified as trading securities or cost-method securities. Generally, the gains (losses) on the deferred compensation securities are recorded in other income (expense), net and an equal amount is charged (or credited if losses) to selling, general and administrative expenses relating to compensation amounts which are payable to the plan participants. For the deferred compensation investments, we recorded a gain of $0.4 million, $1.9 million and $2.6 million, in fiscal years 2014, 2013 and 2012, respectively.
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
Revenue Recognition. For the Technology Solutions segment, we generally recognize revenue on the sale of hardware and software products when they are shipped and on services when they are performed, if a purchase order exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Where product acceptance provisions exist, assuming all other revenue recognition criterion are met, revenue is recognized upon the earlier of shipment for products that have been demonstrated to meet product specifications, customer acceptance or the lapse of acceptance provisions. Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by us. Revenue is presented net of taxes collected from customers and remitted to government authorities. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. We recognize revenue on a net basis on certain contracts, including service contracts, post-contract software support services and extended warranty contracts, where we are not the primary obligor, by recognizing the margins earned in revenue without any associated cost of revenue.

For the Concentrix segment, we recognize revenue from services contracts when evidence of an arrangement exists, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Customer contract terms typically can range from less than one year to more than five years. Revenue is reported net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Cost of Revenue. For the Technology Solutions segment, a significant portion of our cost of revenue consists of the purchase price paid to our OEM suppliers for the products we sell, net of any incentives, rebates and purchase discounts received from our OEM suppliers. Cost of product distribution revenue also consists of provisions for inventory losses and write-downs, shipping and handling, expenses associated with the purchase of our inventory, and royalties due to OEM vendors. In addition, cost of revenue includes the cost of materials, labor, overhead and warranty for our systems design and integration solutions activities.
For the Concentrix segment, recurring direct operating costs for services are recognized as incurred. A significant portion of cost of revenue consists of personnel costs. Where a contract requires an up-front investment, which typically includes transition and set-up costs related to systems and processes, these amounts are deferred and costs are amortized on a straight-line basis over the expected period of benefit, not to exceed the fixed term of the contract. We perform periodic reviews to assess the recoverability of deferred contract transition and setup costs. This review is done by comparing the estimated minimum remaining undiscounted cash flows of a contract to the unamortized contract costs. If such minimum undiscounted cash flows are not sufficient to recover the unamortized costs, an impairment loss is recognized. If a cash flow deficiency remains after reducing the carrying amount of the deferred costs, we evaluate any remaining long-lived assets related to that contract for impairment.
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
OEM Supplier Programs. We receive funds from OEM suppliers for volume promotion programs, price protection and product rebates and record them as adjustments to cost of revenue and the carrying value of inventories, as appropriate. Where there is a binding agreement, we track vendor promotional programs for volume discounts on a program-by-program basis and record them as a reduction of cost of revenue based on a systematic and rational allocation. We monitor the balances of vendor receivables on a quarterly basis and adjust the balances due for differences between expected and actual sales volume. Vendor receivables are generally collected through reductions authorized by the vendor, to accounts payable. Funds received for specific marketing and infrastructure reimbursements, net of direct costs, are recorded as adjustments to “Selling, general and administrative expenses,” and any excess reimbursement amount is recorded as an adjustment to cost of revenue.
Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated market value based upon our forecasts of future demand and market conditions. These write-downs are reflected in our cost of revenue. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturns, rapid product improvements and technological changes, our ability to return to OEM suppliers a certain percentage of our purchases, and protection from loss in value of inventory under our OEM supplier agreements.
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
Goodwill is tested for impairment annually in the fourth quarter. For the purpose of the goodwill analysis, we have two reporting units, the Technology Solutions reporting unit and the Concentrix reporting unit. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that were considered in the qualitative analysis included macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows, and other relevant entity-specific events and information.
If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The annual goodwill impairment analysis did not result in an impairment charge for fiscal years 2014, 2013 and 2012.
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
Income Taxes. We estimate our income taxes in each of the tax jurisdictions in which we operate. Our current tax expense is estimated after adjusting for differences resulting from the different treatment of certain items and foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we provide a valuation allowance based on our estimates of future taxable income in the various tax jurisdictions, and the amount of deferred taxes in excess of amounts that are ultimately considered more likely than not realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various tax authorities. Actual results could differ from our estimates.
We recognize tax benefits from uncertain tax positions only if that tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provisions for income taxes.
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
Acquisitions during fiscal year 2014
IBM CRM business acquisition
On September 30, 2014, under the terms of a Master Asset Purchase Agreement, we completed the final closing of our acquisition of the assets of the CRM business of IBM. The preliminary purchase price was $418.3 million, subject to post-closing adjustments. A portion of the purchase price was settled through the issuance of 1,266,357 shares of our common stock at a fair value of $71.1 million based on the closing price of our common stock on the date of issuance, with the remaining amount of the purchase price being payable in cash. As of November 30, 2014, we were obligated to pay an amount of $40.0 million in cash and had a receivable of $85.1 million due from IBM related to working capital adjustments and other post-closing adjustments recognized in accordance with the agreement.

The estimated purchase price allocation consisted of $15.4 million of net tangible assets, $269.0 million of intangible assets and $133.9 million of goodwill. The purchase price allocation is preliminary, subject to remaining post-closing adjustments.
The acquisition has been integrated into the Concentrix segment. It expands our service portfolio, delivery capabilities and geographic reach, and brings deep process expertise and managerial talent.
Acquisitions during fiscal year 2013
In April 2013, we acquired substantially all of the assets of Supercom Canada Limited, or Supercom Canada, a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD37.6 million, or US$36.7 million, in cash, including approximately CAD4.5 million, or US$4.3 million, in deferred payments, subject to certain post-closing conditions, payable within 18 months. As of November 30, 2014, we have paid the entire deferred payment amount. Subsequent to the acquisition, we repaid debt and working capital lines in the amount of US$53.7 million. Based on the purchase price allocation, we recorded net tangible assets of US$26.9 million, goodwill of US$5.4 million and intangible assets of US$4.4 million in relation to this acquisition. The acquisition is integrated into the Technology Solutions segment and has expanded our existing product and service offerings in Canada.
Acquisitions and divestitures during fiscal year 2012
In fiscal year 2012, we purchased shares of our subsidiary SYNNEX Infotec Corporation, or SYNNEX Infotec, which were held by the noncontrolling interest SB Pacific Corporation Limited, or SB Pacific, for $17.5 million, of which $11.4 million was paid during the fiscal year 2013. The transaction increased our ownership interest in SYNNEX Infotec from 70.0% to 99.8%. In fiscal year 2012, we also sold our 33.3% noncontrolling interest in SB Pacific, our equity-method investee at that time, back to SB Pacific. During the fiscal year 2013, we received the final payment of $4.2 million of the sale price.
In fiscal year 2012, we acquired a business in the Concentrix segment for a purchase price of $6.2 million with $1.2 million payable upon the completion of certain post-closing procedures and $1.3 million contingent consideration payable upon the achievement of certain target earnings, of which $0.4 million was paid as of November 31, 2014. We recorded goodwill of $6.2 million in relation to this acquisition.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Fiscal Years Ended November 30,
	2014	2013	2012
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(92.06)	(93.96)	(93.61)
Gross profit	7.94	6.04	6.39
Selling, general and administrative expenses	(5.71)	(3.82)	(3.91)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.23	2.22	2.48
Interest expense and finance charges, net	(0.19)	(0.16)	(0.22)
Other income, net	0.01	0.13	0.04
Income from operations before income taxes and noncontrolling interest	2.05	2.19	2.30
Provision for income taxes	(0.75)	(0.79)	(0.82)
Net income	1.30	1.40	1.48
Net income attributable to noncontrolling interest	(0.00)	(0.00)	(0.01)
Net income attributable to SYNNEX Corporation	1.30%	1.40%	1.47%

Segment Information
In the first quarter of fiscal year 2014, we realigned our business segments. Certain operations that were previously reported under the Concentrix segment and that primarily provided inter-segment support and IT services have now been aligned with and report into the Technology Solutions segment. The financial information presented herein reflects the impact of this segment structure change for all periods presented.
Fiscal Years Ended November 30, 2014, 2013 and 2012
Revenue

	Fiscal Years Ended November 30,			Percent Change
	2014	2013	2012	2014 to 2013	2013 to 2012
		(in thousands)
Revenue	$13,839,590	$10,845,164	$10,285,507	27.6%	5.4%
Technology Solutions revenue	12,755,514	10,666,215	10,135,795	19.6%	5.2%
Concentrix revenue	1,096,214	189,463	159,522	478.6%	18.8%
Inter-segment elimination	(12,138)	(10,514)	(9,810)	15.4%	7.2%
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
Revenue in our Technology Solutions segment in fiscal year 2014 increased from fiscal year 2013 due to strong commercial and consumer electronics retail sales growth in the United States and strong demand for our systems design and integration solutions. Japan experienced strong consumer revenue growth in the first half of 2014 due to the consumption tax increase in April 2014. In comparison to fiscal year 2013, revenue in fiscal year 2014 was negatively impacted by 2.2% for the translation impact of foreign exchange rates, primarily from the weakening of the Japanese Yen and the Canadian Dollar. On a constant currency basis, revenue increased by 21.8% in fiscal year 2014, compared to fiscal year 2013.
By product category, our sales of system components and integration, IT systems, peripherals, software and networking equipment in fiscal year 2014 were higher by 46%, 20%, 13%, 11% and 10%, respectively, in comparison to fiscal year 2013. The increase in the sale of system components and integration was due to the expansion of our system design and integration solutions business. The increase in the sale of IT systems was primarily due to higher sales of laptops, tablets and desktops. The increase in the sale of peripherals was primarily due to higher sales of audio products and system accessories. The increase in the sale of software was primarily due to higher sales from IT system software and gaming products.
Revenue in our Technology Solutions segment increased in fiscal year 2013 from fiscal year 2012 due to strong demand for our systems design and integration solutions, strong consumer and commercial sales growth in the U.S. and strong consumer sales in Japan. In comparison to fiscal year 2012, revenue in fiscal year 2013 was negatively impacted by 2.6% for the translation impact of foreign exchange rates, primarily from the weakening of the Japanese Yen.
By product category, our sales of peripherals, networking, system components and integration and IT systems in fiscal year 2013 were higher by 15%, 9%, 2% and 2%, respectively, in comparison to fiscal year 2012. The increase in the sale of peripheral and networking categories was due to higher sales of audio products and networking hardware devices, including the expansion of our line card. Revenue growth was partially offset by 15% lower software sales which was due to the strategic decision to consolidate less profitable products and lower gaming software sales. All product categories were negatively impacted by the translation impact of foreign exchange rates, primarily due to the weakening Japanese Yen.
The increase in revenue in our Concentrix segment in fiscal year 2014, compared to fiscal year 2013 is primarily due to the acquisition of the IBM CRM business. The acquisition added approximately $900.0 million in revenue to our consolidated results in fiscal year 2014. Our revenue in our Concentrix segment in fiscal year 2013 increased 13.3% from fiscal year 2012, benefiting from new customer contracts and expanded business volumes from certain continuing customers.

Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2014	2013	2012	2014 to 2013	2013 to 2012
		(in thousands)
Gross profit	$1,099,004	$654,970	$656,737	67.8%	(0.3)%
Gross margin	7.94%	6.04%	6.39%
Our gross margin is affected by a variety of factors, including our sources of revenue by segments, competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenue. Concentrix margins, which are generally higher than those in our Technology Solution segment, can be impacted by additional lead time for programs to be fully scalable and transition and initial set-up costs.
The increase in our gross margins in fiscal year 2014, compared to fiscal year 2013, was primarily due to the change in our business mix as a result of our acquisition of the IBM CRM business starting on January 31, 2014.
Our gross margin in fiscal year 2013 was 35 basis points lower than fiscal year 2012. The decrease in the gross margin percentage in fiscal year 2013 from the prior year was due to changes in our product and business mix, partly offset by the reduction in certain reserve requirements related to vendor programs. Fiscal year 2012 also benefitted by approximately 15 basis points from the shortage of hard disk drives, primarily in the first quarter.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2014	2013	2012	2014 to 2013	2013 to 2012
	(in thousands)
Selling, general and administrative expenses	$790,497	$414,142	$401,725	90.9%	3.1%
Percentage of revenue	5.71%	3.82%	3.91%

Our selling, general and administrative expenses primarily consist of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include costs incurred in relation to the acquisition and integration of businesses, cost of facilities, utility expenses, professional fees, depreciation on our capital equipment, bad debt expense, amortization of our intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
The increase in our selling, general and administrative expenses in fiscal year 2014 compared to fiscal year 2013 both in terms of absolute dollars and a percentage of revenue was primarily the result of our acquisition of the IBM CRM business in the Concentrix segment, commencing on January 31, 2014 and completed on September 30, 2014. We incurred approximately $43.0 million in acquisition-related and integration expenses in our Concentrix segment related to the IBM CRM business acquisition in fiscal year 2014, compared to $7.5 million during fiscal year 2013. The amortization of our intangible assets was approximately $54.5 million in fiscal year 2014, compared to $8.0 million in fiscal year 2013, primarily as a result of the acquisition of IBM's CRM business. In addition, we incurred higher personnel cost and operating overhead due to higher headcount to support our growth in our Technology Solutions segment. These higher expenses were offset in part by a decrease of $8.5 million as a result of fluctuations in foreign exchange rates, primarily due to the weakening of the Canadian Dollar and the Japanese Yen.
The increase in our selling, general and administrative expenses in the fiscal year 2013 compared to fiscal year 2012, was primarily due to $18.2 million in higher personnel costs and general overhead expenses as the result of our April 2013 acquisition of Supercom Canada in our distribution segment and to support the growth in our Concentrix segment. In addition, we incurred $7.5 million acquisition and integration expenses in fiscal year 2013. These acquisition expenses were primarily related to our acquisition of the IBM CRM business, which was completed in fiscal year 2014. These higher expenses were offset in part by a $12.2 million decrease as a result of fluctuations in foreign exchange rates, primarily due to the weakening of the Japanese Yen.

Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Fiscal Years Ended November 30,			Percent Change
	2014	2013	2012	2014 to 2013	2013 to 2012
		(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$308,507	$240,828	$255,012	28.1%	(5.6)%
Percentage of total revenue (operating margin)	2.23%	2.22%	2.48%
Technology Solutions income from operations before non-operating items, income taxes and noncontrolling interest	305,499	237,290	248,924	28.7%	-4.7%
Percentage of Technology Solutions revenue (Technology Solutions operating margin)	2.40%	2.22%	2.46%
Concentrix income from operations before non-operating items, income taxes and noncontrolling interest	2,455	3,249	6,376	(24.4)%	(49.0)%
Percentage of Concentrix Revenue (Concentrix operating margin)	0.22%	1.71%	4.00%
Inter-segment elimination	553	289	(288)	91.3%	(200.3)%

Our income before non-operating items, income taxes and noncontrolling interest as a percentage of revenue in fiscal year 2014 was consistent with fiscal year 2013 primarily due to growth of our U.S. Technology Solutions business, offset by higher selling, general and administrative expenses in our Concentrix segment. The operating margin of our Technology Solutions segment increased in fiscal year 2014 compared to fiscal year 2013 due to the growth in our U.S. Technology Solutions business. The operating margin of our Concentrix segment in fiscal year 2014 was adversely affected by $43.0 million in acquisition-related and integration expenses incurred in relation to our acquisition of the IBM CRM business, compared to $8.4 million in fiscal year 2013. In addition, the amortization of our intangible assets was approximately $51.0 million in fiscal year 2014 as compared to $4.0 million as a result of this acquisition.
Our income before non-operating items, income taxes and noncontrolling interest as a percentage of revenue decreased in fiscal year 2013 as compared to fiscal year 2012. The operating margin in our Technology Solutions segment in fiscal year 2012 was favorably impacted by the supply-demand constraints of hard disk drives, primarily in the first quarter of fiscal year 2012. Our operating margin in our Concentrix segment in fiscal year 2013 was 3.56% compared to 6.83% in the prior fiscal year 2012. The operating margin in fiscal year 2013 was affected by $8.4 million acquisition-related and integration expenses. These expenses relate primarily to our acquisition of the IBM CRM business announced in fiscal year 2013 and completed in fiscal year 2014. The operating margins in the Concentrix segment were also affected by the investment of personnel in preparation for our recent business contract wins.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2014	2013	2012	2014 to 2013	2013 to 2012
		(in thousands)
Interest expense and finance charges, net	$25,187	$17,115	$22,930	47.2%	(25.4)%
Percentage of revenue	0.18%	0.16%	0.22%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments. Interest expense recorded in fiscal year 2013 also includes non-cash interest expense incurred on our convertible debt, which was settled in August 2013.
The increase in our interest expense and finance charges, net during fiscal year 2014, compared to fiscal year 2013, is primarily the result of the increase in borrowing levels primarily to fund the acquisition of the IBM CRM business, to infuse working capital into the newly acquired business and to invest in growing our Technology Solutions business. This increase was partially offset by the settlement of the convertible debt in August 2013. The fiscal year 2013 interest expense included approximately $5.3 million in cash and non-cash interest expense components related to the convertible debt.
The decrease in our interest expense and finance charges, net in fiscal year 2013, compared to fiscal year 2012, was primarily due to lower interest expense on our Convertible Senior Notes which were called in May 2013. The cash and non-cash interest expenses on the Convertible Senior Notes in fiscal year 2013 were lower by $3.5 million and $3.0 million, respectively, compared to the fiscal year 2012. Interest expense in fiscal year 2013 also benefitted from changes in the foreign currency translation rates and lower interest rates during the year, partially offset by higher flooring fees and lower interest income from our Mexico contracts.
Other Income, Net

	Fiscal Years Ended November 30,			Percent Change
	2014	2013	2012	2014 to 2013	2013 to 2012
		(in thousands)
Other income, net	$962	$14,339	$4,471	(93.3)%	220.7%
Percentage of revenue	0.01%	0.13%	0.04%

Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The decrease in other income, net in fiscal year 2014, compared to fiscal year 2013, was primarily due to $9.4 million lower benefit from a class-action legal settlement. In addition, other income, net decreased in fiscal year 2014 compared to fiscal year 2013 due to higher foreign exchange losses.
The increase in other income, net in fiscal year 2013, compared to fiscal year 2012, was primarily due to $12.3 million received from a class action legal settlement, partially offset by lower earnings on our deferred compensation investments. In addition, fiscal year 2012 benefitted by a $1.3 million gain from the sale of our investment in SB Pacific.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate in fiscal year 2014 was 36.6% as compared to 36.0% and 35.5% in fiscal years 2013 and 2012, respectively. The increase in our effective tax rate in fiscal year 2014, compared to the prior year, was due to the increase in profits earned in higher tax jurisdictions offset by utilization of certain net operating loss carry-forwards. The increase in our effective tax rate in fiscal year 2013 compared to fiscal year 2012 was due to the increase in profits earned in higher tax jurisdictions.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of subsidiaries’ equity not owned by us. The change in the net income (loss) attributable to noncontrolling interests as compared to the comparable prior years was not material to our results of operations.

Liquidity and Capital Resources
Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on debt, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs.
We have financed our growth and cash needs to date primarily through working capital financing facilities (including accounts receivable securitization programs), bank credit lines and cash generated from operations.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities and operations. These investments or acquisitions would likely be funded primarily by additional borrowings or issuing common stock.
Net cash used in operating activities was $234.8 million in fiscal year 2014, primarily due to an increase in accounts receivable of $527.9 million, an increase of inventory of $330.2 million and an increase of other assets of $25.8 million, partially offset by net income of $180.2 million, non-cash items of $85.6 million, an increase of accounts payable of $205.1 million and an increase of accrued expenses of $168.6 million. The increases in our working capital balances were primarily the result of our higher business volumes, the growth of our system design and integration solutions business and the acquisition of the IBM CRM business in fiscal year 2014. The adjustments for non-cash items primarily consist of $91.7 million of depreciation and amortization expense and $14.1 million in share-based compensation expense.
Net cash provided by operating activities was $35.7 million in fiscal year 2013, primarily generated from our net income of $152.3 million, adjustments for non-cash items of $40.7 million and $186.2 million higher accounts payable balances, partially offset by $187.5 million higher accounts receivable balances and $155.2 million higher inventory balances. The increases in our working capital balances were primarily the result of our higher business volumes. The adjustments for non-cash items primarily consist of $24.5 million of depreciation and amortization expense, $9.2 million in share-based compensation expense, $2.3 million accretion of discount on our Convertible Senior Notes and $3.0 million provision for doubtful accounts.
Net cash provided by operating activities was $242.8 million in fiscal year 2012, primarily generated from our net income of $152.5 million, adjustments for non-cash items of $38.9 million. Our cash provided by operating activities benefited from higher accounts payable balances of $108.3 million and lower inventory balances of $49.5 million. These benefits were offset in part by higher accounts receivable balances of $113.0 million. The adjustments for non-cash items primarily consist of $24.6 million of depreciation and amortization expense, $8.4 million in share-based compensation expense, $5.3 million accretion of discount on our Convertible Senior Notes, offset by $1.7 million benefit from doubtful accounts.
Net cash used in investing activities in fiscal year 2014 was $441.7 million, primarily due to cash payment of $384.4 million for the acquisition of the IBM CRM business and $57.4 million investment in capital expenditures to support our growth as a result of our acquisition and higher organic business volumes. These cash outflows were offset in part by $4.2 million proceeds from maturity of our term deposit, net of purchase.
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
Net cash used in investing activities in fiscal year 2012 was $9.6 million, primarily due to investments in capital expenditure of $14.5 million. Our capital expenditure consisted of our investment in the purchase of equipment and leasehold improvements during the year to support our growth. In addition, cash paid for acquisitions was $1.6 million and loans given to third parties, net of collections were $1.1 million. These outflows were offset by $3.5 million realized from divesting our 33.3% ownership in SB Pacific, net proceeds of $2.2 million from trading activities in our deferred compensation investments and $2.2 million reduction in our restricted cash balances, due to the timing of our lockbox collections under our borrowing arrangements.
Net cash generated from financing activities in fiscal year 2014 was $701.9 million, consisting primarily of $678.8 million of net receipts from our securitization arrangement, revolving lines of credit and term loans and an increase in our book overdraft of $27.8 million. The increase in borrowings was primarily to fund the acquisition and working capital requirements of the newly acquired CRM business from IBM and our working capital requirement related to our systems design and integration solutions business. These cash inflows were partially offset by payment of contingent consideration of $7.5 million for prior acquisitions and dividends paid of $4.9 million.
Net cash used in financing activities in fiscal year 2013 was $8.4 million, consisting primarily of $218.9 million paid for the settlement of the Convertible Senior Notes. In addition, we paid $11.4 million for the fiscal year 2012 purchase of shares of our subsidiary SYNNEX Infotec from the noncontrolling interest. Cash used for the repurchase of treasury stock was $1.9 million. These payments were partially offset by $153.2 million net receipts from our revolving lines of credit and term loans, a $60.5 million higher book overdraft, $5.4 million excess tax benefit from share based compensation and $4.6 million proceeds from the issue of common stock upon the exercise of employee stock awards, net of taxes paid.
Net cash used in financing activities in fiscal year 2012 was $137.5 million, consisting of $106.5 million net payments on our securitization arrangements, revolving lines of credit and our term loans as we reduced our external borrowing levels during the year. Our higher cash balances during the year also resulted in $26.5 million lower book overdraft. During the year, $7.8 million was used for the repurchase of our treasury stock, $6.1 million was used to repurchase shares of SYNNEX Infotec from the noncontrolling interest and $1.1 million was paid for acquisition related contingent considerations. These payments were offset in part by $7.2 million proceeds from the exercise of employee stock options and $3.1 million was the excess tax benefits from share-based compensation.
We believe our current cash balances and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $180.1 million and $151.6 million as of November 30, 2014 and 2013, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $174.8 million and $142.5 million as of November 30, 2014 and 2013, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements for at least the next twelve months.
As of November 30, 2014, there were approximately $320.8 million of cumulative undistributed earnings of foreign subsidiaries. Repatriation of the undistributed earnings would be subject to United States federal income taxes, less applicable foreign taxes. Also, repatriation of some foreign balances is restricted by local laws. We have not provided for U.S. federal income tax or foreign withholding taxes on foreign subsidiaries' undistributed earnings as currently we have no plan to repatriate those earnings back to the United States. Further, it is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries. However, if in the future we repatriate the undistributed earnings of foreign subsidiaries to the United States in the form of dividend or otherwise, we will include the impact of U.S. taxes as well as local taxes and withholding taxes in the provision for income taxes and also in the deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.
Based on our financial strength and performance, existing sources of liquidity, available cash resources and funds available under our various borrowing arrangements, we believe we will have sufficient resources to meet our present and future working capital requirements, planned capital expenditures, anticipated stock repurchases and dividend payments for the next twelve months.
Our accounts receivable securitization program and our U.S. credit facility agreement are renewable on their expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.
On-Balance Sheet Arrangements
We finance our United States operations primarily with an accounts receivable securitization program, or the U.S. Arrangement. Until November 2014, our subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $500.0 million in eligible trade accounts receivable generated by our parent company and one of its United States subsidiaries. In November 2014, we amended the U.S. Arrangement to increase the commitment of the lenders to $600.0 million and extended the maturity date to November 4, 2016. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, rate, plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of November 30, 2014 and 2013, the outstanding balances under the U.S. Arrangement were $578.0 million and $144.0 million, respectively.

Under the terms of the U.S. Arrangement, our parent company and one of its United States subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our subsidiary as security. Any borrowings under the U.S. Arrangement are recorded as debt on our Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in our cost of borrowing or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer us an alternate rate. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.
In November 2013, we entered into a senior secured credit agreement, or the U.S. Credit Agreement, which comprised of a $275.0 million revolving credit facility and a $225.0 million term loan, which was advanced to us on February 3, 2014. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125.0 million. The U.S. Credit Agreement matures in November 2018. Interest on borrowings under the U.S. Credit Agreement can be based on a LIBOR rate, or a base rate, at our option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable interest period for a LIBOR loan, plus a margin which may range from 1.75% to 2.25%, based on our consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.
There were $219.4 million borrowings outstanding under the term loan component of the U.S. Credit Agreement and $60.0 million borrowings outstanding under the revolving credit facility as of November 30, 2014. In addition, there was $1.5 million outstanding as of November 30, 2014 in standby letters of credit under the U.S. Credit Agreement. There were no borrowings outstanding under the U.S. Credit Agreement as of November 30, 2013.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a financial institution, or the Canadian Revolving Arrangement which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of both November 30, 2014 and 2013, there were no letters of credit outstanding. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate, or CDOR, (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of November 30, 2014, CAD35.1 million or $30.7 million was outstanding under the Canadian Revolving Arrangement and there were no borrowings outstanding as of November 30, 2013.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of November 30, 2014 and 2013 was $6.2 million and $7.4 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin that was 1.90%

per annum, however, in December 2013, we amended the credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.50% per annum. In December 2013, we amended this credit agreement to lower this fee to 0.10% per annum. As of November 30, 2014 and 2013, the balances outstanding under the credit facility were $54.0 million and $136.7 million, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. We have issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders. This credit facility expires in December 2016.
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2.0 billion with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of November 30, 2014 and 2013, the balances outstanding under this credit facility were $16.9 million and $19.5 million, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of November 30, 2014 and 2013, the balances outstanding under these lines were $8.4 million and $9.8 million, respectively.
As of November 30, 2014 and 2013, we also had $6.9 million and $0.5 million, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.
Off-Balance Sheet Arrangements
In Japan, we have a factoring program under which trade accounts receivable of certain customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At November 30, 2014 and 2013, we had a total of $6.2 million and $13.9 million, respectively, of trade accounts receivable sold to and held by the financial institution under this program.
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. Under these agreements, the financial institutions pay us the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. We are contingently liable to repurchase inventory sold under flooring agreements in the event of any default by our customers under the agreement and such inventory being repossessed by the financial institutions. There have been no repurchases through November 30, 2014 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. As of November 30, 2014 and 2013, accounts receivable subject to flooring agreements were $95.0 million and $89.6 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Covenant Compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2014, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations
Our contractual obligations consist of future payments due under the above loans, capital leases and operating lease arrangements. The following table summarizes our contractual obligations at November 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$980,393	$716,161	$91,482	$170,446	$2,304
Interest on debt	19,729	6,356	10,814	2,403	156
Non-cancellable capital leases	110	96	14	—	—
Non-cancellable operating leases	181,176	55,481	67,055	30,179	28,461
Total	$1,181,408	$778,094	$169,365	$203,028	$30,921

We issued guarantees to certain vendors, customers, lenders of our subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, we, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of November 30, 2014 and 2013 were $353.4 million and $364.7 million, respectively. We are obligated under these guarantees to pay amounts due should our subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.
As of November 30, 2014, we have established a reserve of $21.9 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of November 30, 2014 and 2013, MiTAC Holdings and its affiliates beneficially owned approximately 25% and 26%, respectively, of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of November 30, 2014
(shares in thousands)
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 372 thousand shares directly held by Matthew Miau and 224 thousand shares indirectly held by Mathew Miau through a charitable remainder trust.

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
We purchased inventories from MiTAC Holdings and its affiliates totaling $102.8 million, $31.4 million and $15.3 million during fiscal years 2014, 2013 and 2012, respectively. Our sales to MiTAC Holdings and its affiliates during fiscal years 2014, 2013 and 2012 totaled $4.1 million, $4.4 million and $2.7 million, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings and its affiliates amounting to $0.1 million, $3.1 million and $3.7 million during the fiscal year ended November 30, 2014, 2013 and 2012, respectively.

Our business relationship with MiTAC Holdings and its affiliates has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. We negotiate pricing and other material terms on a case-by-case basis with MiTAC Holdings. While MiTAC Holdings is a related party and a controlling stockholder, we believe that the significant terms under our arrangements with MiTAC Holdings, including pricing, do not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our potential competitor. MiTAC Holdings and its affiliates are not restricted from competing with us.
Others
During fiscal year 2012, we sold our 33.3% noncontrolling ownership interest in SB Pacific, which was recorded as an equity-related investment, back to SB Pacific. In fiscal year 2012, a gain of $1.3 million was recognized in "Other income, net" on this transaction representing the difference between the sale proceeds and the carrying value of the investment. We were not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific was Robert Huang, who is our founder and former Chairman. We regarded SB Pacific to be a variable interest entity.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to the Consolidated Financial Statements, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are Euro, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Mexican Peso. These instruments are generally short-term in nature, with typical maturities of less than one year. We do not hold or issue derivative financial instruments for trading purposes.
The following table presents the hypothetical changes in fair values of our outstanding derivative instruments as of November 30, 2014 and 2013, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2014	$(46,841)	$(27,924)	$(10,998)	$4,387	$18,017	$30,547	$41,987
Forward contracts at November 30, 2013	$(17,062)	$(9,961)	$(3,608)	$2,110	$7,283	$11,986	$16,280
We do not apply hedge accounting to our forward contracts. Our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.
Interest Rate Risk
The interest obligations of certain debt obligations have floated relative to major interest rate benchmarks. While we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments in the past, we may do so in the future.

The following tables present hypothetical interest expense related to our outstanding borrowings with variable interest rates for the years ended November 30, 2014 and 2013, arising from hypothetical parallel shifts in the respective countries' yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$11,331	$11,727	$12,122	$12,518	$12,913	$13,309	$13,704
SYNNEX Canada	979	1,037	1,095	1,152	1,210	1,267	1,325
SYNNEX Infotec	1,064	1,072	1,079	1,086	1,094	1,101	1,108
Total for the year ended November 30, 2014	$13,374	$13,836	$14,296	$14,756	$15,217	$15,677	$16,137

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$3,020	$3,035	$3,049	$3,063	$3,077	$3,091	$3,106
SYNNEX Canada	—	—	—	—	—	—	—
SYNNEX Infotec	3,183	3,242	3,259	3,224	3,291	3,308	3,324
Total for the year ended November 30, 2013	$6,203	$6,277	$6,308	$6,287	$6,368	$6,399	$6,430
As of November 30, 2013, there were no borrowings outstanding with variable interest rate in Canada.
 Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2014 and 2013 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities. Securities classified as trading are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in results of operations. Securities classified as available-for-sale are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

Item 8.    Financial Statements and Supplementary Data
Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ours are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of the customer relationship management ("CRM") business we acquired from International Business Machines Corporation ("IBM") in fiscal year ended November 30, 2014, as discussed in Note 3, “Acquisitions,” to the Consolidated Financial Statements. During the year ended November 30, 2014, the IBM CRM business contributed approximately $900 million of revenue to the Company's total consolidated revenue. As of November 30, 2014, our total assets included $762 million which were specifically attributable to the IBM CRM business. We have included the financial results of the CRM business acquired from IBM in the consolidated financial statements from the date of acquisition.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concludes that, as of November 30, 2014, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SYNNEX Corporation:
We have audited the accompanying consolidated balance sheets of SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended November 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended November 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 29, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California
January 29, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SYNNEX Corporation:
We have audited SYNNEX Corporation and subsidiaries (the Company) internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired the assets of the customer relationship management (CRM) business of International Business Machines Corporation during 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014, CRM’s internal control over financial reporting associated with total assets of $762 million and total revenue of $900 million included in the consolidated financial statements of the Company as of and for the year ended November 30, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CRM.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of November 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and comprehensive income , and cash flows for each of the years in the three-year period ended November 30, 2014, and the related financial statement schedule, and our report dated January 29, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Santa Clara, California
January 29, 2015

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)

	November 30, 2014	November 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$180,143	$151,622
Short-term investments	7,128	15,134
Accounts receivable, net	2,091,511	1,593,191
Receivable from related parties	332	146
Inventories	1,398,463	1,095,107
Current deferred tax assets	34,310	22,031
Other current assets	188,102	54,502
Total current assets	3,899,989	2,931,733
Property and equipment, net	200,803	133,249
Goodwill	314,213	188,535
Intangible assets, net	229,684	23,772
Deferred tax assets	10,790	7,867
Other assets	57,563	40,733
Total assets	$4,713,042	$3,325,889
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$716,257	$252,523
Accounts payable	1,585,606	1,350,040
Payable to related parties	5,129	3,861
Accrued liabilities	391,608	181,325
Income taxes payable	23,129	1,629
Total current liabilities	2,721,729	1,789,378
Long-term borrowings	264,246	65,405
Long-term liabilities	60,215	56,418
Deferred tax liabilities	12,867	3,047
Total liabilities	3,059,057	1,914,248
Commitments and contingencies (Note 19)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 39,847 and 38,052 shares issued as of November 30, 2014 and 2013, respectively	40	38
Additional paid-in capital	384,625	286,329
Treasury stock, 923 and 842 shares as of November 30, 2014 and 2013, respectively	(32,723)	(27,450)
Accumulated other comprehensive income (loss)	(6,628)	19,168
Retained earnings	1,308,244	1,133,137
Total SYNNEX Corporation stockholders’ equity	1,653,558	1,411,222
Noncontrolling interest	427	419
Total equity	1,653,985	1,411,641
Total liabilities and equity	$4,713,042	$3,325,889

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2014	2013	2012
Revenue	$13,839,590	$10,845,164	$10,285,507
Cost of revenue	(12,740,586)	(10,190,194)	(9,628,770)
Gross profit	1,099,004	654,970	656,737
Selling, general and administrative expenses	(790,497)	(414,142)	(401,725)
Income before non-operating items, income taxes and noncontrolling interest	308,507	240,828	255,012
Interest expense and finance charges, net	(25,187)	(17,115)	(22,930)
Other income, net	962	14,339	4,471
Income before income taxes and noncontrolling interest	284,282	238,052	236,553
Provision for income taxes	(104,132)	(85,730)	(84,050)
Net income	180,150	152,322	152,503
Net income attributable to noncontrolling interest	(116)	(85)	(1,127)
Net income attributable to SYNNEX Corporation	$180,034	$152,237	$151,376
Earnings per share attributable to SYNNEX Corporation:
Basic	$4.61	$4.06	$4.08
Diluted	$4.57	$3.02	$3.96
Weighted-average common shares outstanding:
Basic	38,490	36,888	36,584
Diluted	38,845	37,633	37,747
Cash dividends declared and paid per share	$0.13	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2014	2013	2012
Net income	$180,150	$152,322	$152,503
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of $(387) tax for fiscal year ended November 30, 2014, and $0 for fiscal years ended November 31, 2013 and 2012	280	384	57
Change in unrealized gain of defined benefit plan, net of $(159) tax for fiscal year ended November 30, 2014 and $0 for fiscal years ended November 30, 2013 and 2012	685	(271)	69
Foreign currency translation adjustments, net of tax of $1,020, $875 and $374 for the fiscal years ended November 30, 2014, 2013 and 2012, respectively	(26,781)	(16,364)	4,628
Other comprehensive income (loss)	(25,816)	(16,251)	4,754
Comprehensive income:	154,334	136,071	157,257
Comprehensive income attributable to noncontrolling interest	(96)	(71)	(518)
Comprehensive income attributable to SYNNEX Corporation	$154,238	$136,000	$156,739

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	SYNNEX Corporation Stockholders							Noncontrolling interest	Total equity
	Common stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income (loss)	Retained earnings
	Shares	Amount		Shares	Amount
Balances, November 30, 2011	36,571	$37	$310,316	407	$(11,524)	$30,026	$829,524	$10,079	$1,168,458
Share-based compensation	—	—	8,438	—	—	—	—	7	8,445
Tax benefits from exercise of non-qualified stock options	—	—	3,623	—	—	—	—	—	3,623
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	777	—	9,539	69	(2,305)	—	—	96	7,330
Repurchase of Common Stock	—	—	—	244	(7,782)	—	—	—	(7,782)
Changes in ownership of noncontrolling interests	—	—	(7,624)	—	—	16	—	(10,368)	(17,976)
Other comprehensive income (loss)	—	—	—	—	—	5,363	—	(609)	4,754
Net income	—	—	—	—	—	—	151,376	1,127	152,503
Balances, November 30, 2012	37,348	37	324,292	720	(21,611)	35,405	980,900	332	1,319,355
Share-based compensation	—	—	9,174	—	—	—	—	—	9,174
Tax benefits from exercise of non-qualified stock options	—	—	5,355	—	—	—	—	—	5,355
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	704	1	8,586	67	(3,957)	—	—	—	4,630
Repurchase of Common Stock	—	—	—	55	(1,882)	—	—	—	(1,882)
Conversion premium of convertible debt	—	—	(75,120)	—	—	—	—	—	(75,120)
Deferred tax adjustment for settlement of convertible debt	—	—	14,033	—	—	—	—	—	14,033
Changes in ownership of noncontrolling interests	—	—	9	—	—	—	—	16	25
Other comprehensive loss	—	—	—	—	—	(16,237)	—	(14)	(16,251)
Net income	—	—	—	—	—	—	152,237	85	152,322
Balances, November 30, 2013	38,052	38	286,329	842	(27,450)	19,168	1,133,137	419	1,411,641
Share-based compensation	—	—	14,076	—	—	—	—	—	14,076
Tax benefits from exercise of non-qualified stock options	—	—	5,524	—	—	—	—	—	5,524
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	529	1	7,599	81	(5,273)	—	—	—	2,327
Common stock issued for the acquisition of the IBM customer relationship management business	1,266	1	71,105	—	—	—	—	—	71,106
Dividends paid	—	—	—	—	—	—	(4,927)	—	(4,927)
Changes in ownership of noncontrolling interests	—	—	(8)	—	—	—	—	(88)	(96)
Other comprehensive loss	—	—	—	—	—	(25,796)	—	(20)	(25,816)
Net income	—	—	—	—	—	—	180,034	116	180,150
Balances, November 30, 2014	39,847	$40	$384,625	923	$(32,723)	$(6,628)	$1,308,244	$427	$1,653,985
The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$180,150	$152,322	$152,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	36,538	16,509	16,341
Amortization of intangible assets	55,161	7,953	8,289
Accretion of convertible notes discount	—	2,314	5,273
Share-based compensation	14,076	9,174	8,445
Provision for (benefit from) doubtful accounts	6,411	2,952	(1,685)
Tax benefits from employee stock plans	5,524	5,355	3,623
Excess tax benefit from share-based compensation	(5,513)	(5,445)	(3,143)
Deferred income taxes	(26,801)	2,980	5,964
(Gains) losses on investments	170	(1,058)	(2,898)
Gain on disposal of assets and businesses	—	—	(1,290)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(527,945)	(187,489)	(112,965)
Receivable from related parties	(188)	139	1,058
Inventories	(330,153)	(155,221)	49,492
Other assets	(25,815)	(5,573)	3,592
Accounts payable	205,093	186,189	108,284
Payable to related parties	1,270	2,635	(1,346)
Accrued liabilities	168,604	10,420	(736)
Deferred liabilities	8,646	(8,449)	3,992
Net cash provided by (used in) operating activities	(234,772)	35,707	242,793
Cash flows from investing activities:
Purchase of trading investments	(761)	(539)	(4,047)
Proceeds from sale of trading investments	3,610	3,650	6,287
Purchases of held-to-maturity term deposits	(13,308)	(17,173)	(268)
Proceeds from maturity of held-to-maturity term deposits	17,517	16,909	—
Acquisition of businesses, net of cash acquired	(384,867)	(27,123)	(1,592)
Purchase of property and equipment	(57,377)	(28,965)	(14,481)
Repayments received from loans and deposits to third parties	2,836	1,867	(1,091)
Purchase of cost investment	—	(1,705)	—
Proceeds from sale of equity-method investment	—	4,153	3,480
Proceeds from sale of cost investment	1,877	—	—
Changes in restricted cash	(11,178)	5,142	2,152
Net cash used in investing activities	(441,651)	(43,784)	(9,560)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	4,086,359	1,210,315	1,430,395
Payment of securitization and revolving line of credit	(3,625,995)	(1,055,592)	(1,533,925)
Proceeds from long-term credit facility and term loans	225,000	—	—
Payment of long-term bank loans, capital leases and other borrowings	(6,608)	(1,479)	(2,949)
Payment of Convertible Senior Notes	—	(218,870)	—
Dividends paid	(4,927)	—	—
Excess tax benefit from share-based compensation	5,513	5,445	3,143
Increase (decrease) in book overdraft	27,762	60,467	(26,504)
Payment of acquisition-related contingent consideration	(7,506)	—	(1,054)
Cash paid for repurchase of treasury stock	—	(1,882)	(7,782)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	2,327	4,630	7,234

	Fiscal Years Ended November 30,
	2014	2013	2012
Payment for purchase of shares of subsidiary from noncontrolling interest	—	(11,400)	(6,050)
Net cash provided by (used in) financing activities	701,925	(8,366)	(137,492)
Effect of exchange rate changes on cash and cash equivalents	3,019	4,366	387
Net increase (decrease) in cash and cash equivalents	28,521	(12,077)	96,128
Cash and cash equivalents at beginning of year	151,622	163,699	67,571
Cash and cash equivalents at end of year	$180,143	$151,622	$163,699

Supplemental disclosures of cash flow information:
Interest paid	$15,443	$8,386	$14,657
Income taxes paid	$87,163	$88,314	$70,936

Supplemental disclosure of non-cash investing activities
Fair value of common stock issued for acquisition of business	$71,106	$—	$—
Accrued costs for property and equipment purchases	$3,563	$262	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company, optimizing supply chains and providing outsourcing services focused on customer relationship management ("BPO CRM") solutions for its clients. SYNNEX is headquartered in Fremont, California and has operations in North America, South America, Asia, Australia and Europe.
The Company operates in two segments: distribution services, hereinafter referred to as Technology Solutions, and global business services, hereinafter referred to as Concentrix. The Technology Solutions segment distributes a broad range of information technology (“IT”) systems and products, and also provides systems design and integration solutions. The Concentrix segment offers a portfolio of end-to-end outsourced services around process optimization, customer engagement strategy and back-office automation to clients in ten identified industry vertical markets.

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
Principles of consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, majority-owned subsidiaries in which no substantive participating rights are held by minority stockholders and variable interest entities if the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
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
Segment reporting
Operating segments are based on components of the Company that engage in business activity that earns revenue and incurs expenses and (a) whose operating results are regularly reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company operates in two reportable segments: Technology Solutions (formerly distribution) and Concentrix (formerly global business services).
The Technology Solutions segment distributes peripherals, information technology ("IT") systems, including data center server and storage solutions, system components, software, networking equipment, consumer electronics (“CE”) and complementary products to a variety of customers, including value-added resellers, system integrators and retailers. The Company also provides systems design and integration solutions.
The Concentrix segment offers a range of global business services focused on process optimization, customer engagement strategy and back-office automation to clients in various industry verticals. The portfolio of services offered are comprised of end-to-end process outsourcing services that are delivered through omni-channels including both voice and non-voice. Clients include corporations in various industry vertical markets.

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
Restricted cash
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under the Company’s borrowing arrangements and the timing of payments under vendor agreements.
The following table summarizes the restricted cash balances as of November 30, 2014 and 2013 and the location where these amounts are recorded on the Consolidated Balance Sheets:

	As of November 30,
	2014	2013
Related to borrowing arrangements and others:
Other current assets	$34,269	$22,349
Related to long-term projects:
Other assets	—	1,865
Total restricted cash	$34,269	$24,214

Investments
The Company classifies its investments in marketable securities as trading and available-for-sale. Marketable securities related to its deferred compensation plan are classified as trading and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are included in “Other income, net” in the Company’s financial statements. All other securities are classified as available-for-sale and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are included in “Accumulated other comprehensive income,” a component of stockholders’ equity. Realized gains and losses on available-for-sale securities, which are calculated based on the specific identification method, and declines in value judged to be other-than-temporary, if any, are recorded in “Other income, net” as incurred.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is computed based on the weighted-average method. Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s systems design and integration business, and completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.
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

Goodwill and intangible assets
The values assigned to goodwill and intangible assets are based on estimates and judgment regarding expectations for the success and life cycle of products and technologies and length of customer relationship acquired in a business combination. Purchased intangible assets are amortized over the useful lives based on the estimate of the use of economic benefit of the asset or on the straight-line amortization method.
Goodwill is tested for impairment annually in the fourth quarter. For the purpose of its goodwill analysis, the Company has two reporting units, the Technology Solutions reporting unit and the Concentrix reporting unit. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that were considered in the qualitative analysis included macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The annual goodwill impairment analysis did not result in an impairment charge for fiscal years 2014, 2013 and 2012.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Intangible assets primarily consist of customer relationships and lists, vendor lists, technology and trade names. Amortization is based on the pattern in which the economic benefits of the intangible assets will be consumed or on a straight line basis when the consumption pattern is not apparent over the following useful lives:

Customer relationships and lists	4-10 years
Vendor lists	4-10 years
Technology	5-10 years
Other intangible assets	1-10 years
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
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through November 30, 2014, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers, its original equipment manufacturers, or OEM, and its vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through November 30, 2014, such losses have been within management’s expectations.
In fiscal years 2014, 2013 and 2012, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 25%, 31% and 36% of the total revenue for fiscal years 2014, 2013 and 2012, respectively.
As of November 30, 2014, one customer consisted of 16% of the total consolidated accounts receivable balance. No customer exceeded 10% of the total consolidated accounts receivable balance as of November 30, 2013.
Revenue recognition
Technology Solutions
The Company generally recognizes revenue on the sale of hardware and software products when they are shipped and on services when they are performed, if a purchase order exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Where product acceptance provisions exist, assuming all other revenue recognition criterion are met, revenue is recognized

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

upon the earlier of shipment for products that have been demonstrated to meet product specifications, customer acceptance or the lapse of acceptance provisions. Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is presented net of taxes collected from customers and remitted to government authorities. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers. The Company recognizes revenue on a net basis on certain contracts, including service contracts, post-contract software support services and extended warranty contracts, where it is not the primary obligor, by recognizing the margins earned in revenue with no associated cost of revenue.
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
Concentrix
The Company recognizes revenue from services contracts when evidence of an arrangement exists, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Customer contract terms typically can range from less than one year to more than five years. Revenue is reported net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Cost of Revenue
Technology Solutions
Cost of revenue includes the product price paid to OEM suppliers, net of any incentives, rebates and purchase discounts received from the OEM suppliers. Cost of revenue also consists of provisions for inventory losses and write-downs, shipping and handling costs and royalties due to OEM vendors. In addition, cost of revenue includes the cost of materials, labor and overhead and warranty for design and integration activities.
Concentrix
Recurring direct operating costs for services are recognized as incurred. A significant portion of cost of revenue consists of personnel costs. Where a contract requires an up-front investment, which typically includes transition and set-up costs related to systems and processes, these amounts are deferred and costs are amortized on a straight-line basis over the expected period of benefit, not to exceed the fixed term of the contract. The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. This review is done by comparing the estimated minimum remaining undiscounted cash flows of a contract to the unamortized contract costs. If such minimum undiscounted cash flows are not sufficient to recover the unamortized costs, an impairment loss is recognized. If a cash flow deficiency remains after reducing the carrying amount of the deferred costs, the Company evaluates any remaining long-lived assets related to that contract for impairment.
Selling, General and Administrative
 Selling, general and administrative expense is charged to income as incurred. Expenses of promoting and selling products and services are classified as selling expense and include such items as compensation, sales commissions and travel. General and administrative expense includes such items as compensation, legal costs, office supplies, non-income taxes, insurance and office rental. In addition, general and administrative expense includes other operating items such as an allowance for credit losses.
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
The Company recognizes tax benefits from uncertain tax positions only if that tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the provisions for income taxes.
Foreign currency translations
The financial statements of the Company's foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income.” Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income, net.”
Comprehensive income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, unrealized gains and losses on the Company’s available-for-sale securities and the changes in unrecognized pension and post-retirement benefits.

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
Earnings per common share
Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating security. Basic earnings per common share is computed by dividing net income attributable to its common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per common share also considers the dilutive effect of in-the-money stock options and restricted stock units, calculated using the treasury stock method. The calculation of earnings per common share attributable to SYNNEX Corporation is presented in Note 13.
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
During fiscal year 2014, the following accounting standards were adopted:
In February 2013, the FASB issued an accounting update that requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendment was effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company adopted the accounting update in the first quarter of fiscal year 2014.

NOTE 3—ACQUISITIONS:
Fiscal year 2014 acquisitions
IBM CRM business acquisition
On September 10, 2013, the Company announced a definitive agreement to acquire the assets of the CRM business of International Business Machines Corporation, a New York corporation (“IBM”). The preliminary aggregate purchase price is $418,315, subject to certain post-closing adjustments. The transaction was completed in phases with the initial closing completed on January 31, 2014, the second phase closing completed on April 30, 2014 and the final closing completed on September 30, 2014. As of November 30, 2014, the Company was obligated to pay an amount of $40,000 in cash and had a receivable of $85,126 from IBM related to working capital adjustments and other post-closing adjustments recognized in accordance with the agreement.
The acquisition has been included into the Concentrix segment. It expands the Company's service portfolio, delivery capabilities and geographic reach, and brings deep process expertise and managerial talent. As part of the transaction, the Company entered into a multi-year agreement with IBM whereby Concentrix has become an IBM strategic business partner for BPO CRM services.
The acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their preliminary fair values as of the respective closing dates. The total preliminary purchase price consideration is as follows:

Preliminary purchase consideration:	Fair Value
Cash payment	$390,000
Stock consideration	71,106
Receivable from IBM, net of cash consideration payable of $40,000	(45,126)
Fair value of stock awards assumed	2,335
$418,315
The Company issued 1,266 shares of its common stock, at a fair value of $71,106 based on the closing price of the Company’s common stock on the New York Stock Exchange Composite Transactions Tape as of the date of issuance. Additionally, the Company assumed unvested restricted IBM stock-based awards with an estimated fair value of $11,125 on the respective closing dates. The Company exchanged the acquisition date fair value of the unvested restricted IBM stock awards of employees with the Company's equity-based awards or cash settled with deferred payouts. The fair value of the replaced IBM awards was based on the market value of the Company’s common stock on the respective closing dates. The fair value of the cash settled awards was based on IBM’s stock price on the acquisition date, adjusted for the exclusion of dividend equivalents. Of the equity awards issued, a portion relating to the pre-combination service period was allocated to the purchase consideration and the remainder of the estimated fair value will be expensed over the remaining service periods on a straight-line basis.
The total preliminary purchase price has been allocated between the acquisition of the IBM CRM business and a separate element representing IBM-initiated prepaid compensation plans. Of the total $16,326 prepaid amount, $13,236 was recorded in "Other current assets" and $3,090 in "Other assets" and is being expensed to "Selling, general and administrative expenses" over the service period.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The portion of the preliminary purchase price for the acquisition was allocated to the net tangible and intangible assets based on their preliminary fair values as of the respective closing dates. The excess of the purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities due to the comprehensive service portfolio delivery capabilities and geographic reach resulting from the acquisition. Goodwill of $25,088 is deductible for U.S. and foreign income tax purposes. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition dates). The principal areas of the purchase price allocation not yet finalized relate to certain post-close adjustments which are under negotiation with IBM. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the acquisition date throughout the remainder of the measurement period.
The total preliminary purchase price allocation is as follows:

Preliminary purchase price allocation:	Fair Value
Cash	$5,592
Accounts receivable	22,003
Other current assets	24,782
Property, plant and equipment	45,093
Goodwill	133,910
Intangible assets	269,001
Other assets	17,121
Accounts payable	(32,742)
Accrued liabilities	(33,656)
Other long-term liabilities	(12,679)
Deferred tax liabilities, noncurrent	(20,110)
$418,315
The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$259,001	10 years
Technology	7,500	5-10 years
Trade names	2,500	5 years
Total intangibles acquired	$269,001
Amortization of customer relationships and trade names is recorded in selling, general and administrative expenses. Amortization of technology is recorded in cost of revenue.
During the year ended November 30, 2014, the IBM CRM business contributed approximately $900,000 of revenue to the Company's total consolidated results of operations. Earnings contributed by the acquired business are not separately identifiable. Acquisition and integration expenses were $43,170 and $8,394 during the year ended November 30, 2014 and 2013, respectively, and consist of costs incurred to complete the acquisition and retention payments to integrate the business. Substantially all of the acquisition and integration expenses were recorded in "Selling, general and administrative expenses".
The following unaudited pro forma financial information combines the unaudited Consolidated Results of Operations as if the initial closing of the acquisition of the IBM CRM business had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles, interest expense incurred on borrowings to fund the acquisition, stock-based compensation expense, other employee-related payments, the related tax effects of the pro forma adjustments and the issuance of shares as part of the consideration for the acquisition.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The unaudited pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal periods presented.

	Year Ended
	November 30, 2014	November 30, 2013
Revenue	$14,090,752	$12,107,264
Net income attributable to SYNNEX Corporation	185,505	159,298
Earnings per share attributable to SYNNEX Corporation:
Basic	$4.73	$4.11
Diluted	$4.69	$3.10
Fiscal year 2013 acquisitions
In April 2013, the Company acquired substantially all of the assets of Supercom Canada Limited ("Supercom Canada"), a distributor of IT and consumer electronics products and services in Canada. The purchase price was approximately CAD37,593, or US$36,665, in cash, including CAD4,450, or US$4,340, in deferred payments, subject to certain post-closing conditions, payable within 18 months. As of November 30, 2014, the Company has paid the entire deferred payment amount. Subsequent to the acquisition, the Company repaid debt and working capital lines in the amount of US$53,721. Based on the purchase price allocation, the Company recorded net tangible assets of US$26,912 goodwill of US$5,384 and intangible assets of US$4,369 in relation to this acquisition. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting. The acquisition is integrated into the Technology Solutions segment and has expanded the Company's existing product and service offerings in Canada.
Fiscal year 2012 acquisitions and divestitures
In fiscal year 2012, the Company purchased shares of its subsidiary SYNNEX Infotec Corporation (“Infotec Japan”), which were held by the noncontrolling interest SB Pacific Corporation Limited ("SB Pacific") for $17,450 , of which $11,400 was paid during the fiscal year ended November 30, 2013. The transaction increased the Company's ownership interest in Infotec Japan from 70.0% to 99.8%. In fiscal year 2012, the Company also sold its 33.3% noncontrolling interest in SB Pacific, its equity-method investee at that time, back to SB Pacific. During the fiscal year ended November 30, 2013, the Company received the final payment of $4,153 of the sale price.
In fiscal year 2012, the Company acquired a business in the Concentrix segment for a purchase price of $6,200 with $1,200 payable upon the completion of certain post-closing procedures and $1,300 contingent consideration payable upon the achievement of certain target earnings, of which $433 was paid as of November 31, 2014. The Company recorded goodwill of $6,150 in relation to the above acquisition. This acquisition did not meet the conditions of a material business combination and was not subject to the disclosure requirements of accounting guidance for business combinations utilizing the purchase method of accounting.

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
Amended and Restated 2013 Stock Incentive Plan, on and after July 28, 2014
Effective July 28, 2014, every outside director who first joins the Board of Directors and was not previously employed by the Company will receive an annual grant of restricted shares equal to $115 based on the fair value of the share on the date of grant. The restricted shares will vest quarterly on the last day of each fiscal quarter.
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
The plan terminated in March 2013. The number of authorized shares under the 2003 Stock Incentive Plan could not exceed 14,120 shares of common stock. No participant in the 2003 Stock Incentive Plan could receive option grants or stock appreciation rights, restricted shares or restricted stock units for more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service.
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
2003 Employee Stock Purchase Plan
The Company’s 2003 Employee Stock Purchase Plan (“2003 ESPP”) permits eligible employees to purchase common stock through payroll deductions. The 2003 ESPP was approved by the Board of Directors and the Company’s stockholders in 2003 and certain amendments were approved by the Board of Directors in March 2005, September 2008 and September 2013. In addition, in 2009, an amendment to the 2003 ESPP was approved by the Board of Directors and the Company's stockholders to increase the number of shares available for issuance by 250 shares, from 500 shares to 750 shares. As such, a total of 750 shares of common stock have been reserved for issuance under the 2003 ESPP. The participant purchase price discount is 5%. In a calendar year, there are four offering periods of three months each. The maximum number of shares a participant may purchase is 1.25 during a single accumulation period subject to a maximum purchase limit of $10 per calendar year. Employees at associate vice president level and above are not eligible to participate in the plan.
The weighted-average fair value of purchases under the 2003 ESPP, which were computed using the Black-Scholes valuation model, during fiscal years 2014, 2013 and 2012 were $4.06, $1.74 and $2.23, respectively.
2014 Employee Stock Purchase Plan
On January 6, 2014, the Board of Directors approved the adoption of the 2014 Employee Stock Purchase Plan ("2014 ESPP"), effective October 1, 2014, to succeed the 2003 ESPP. Under the 2014 ESPP, there are four offering periods of three months each in a calendar year. Eligible employees' purchase price discount is 5%. The maximum number of shares a participant may purchase is 0.625 during a single accumulation period to a maximum purchase limit of $10 in a calendar year.
On September 15, 2014, the 2014 ESPP was amended to commence on January 1, 2015.
Share Repurchase Program
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. As of the expiration of the program in June 2014, the Company had purchased 361 shares for a total cost of $11,340. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. To date, no purchases have been made pursuant to this program.
Dividends
The Company paid cash dividends of $0.125 per share, totaling $4,927, during the fourth fiscal quarter of 2014. On January 12, 2015, the Company announced a cash dividend of $0.125 per share to stockholders of record as of January 16, 2015, payable on January 30, 2015. Future dividends are subject to declaration by the Board of Directors.

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
The Company recorded share-based compensation expense in the consolidated statements of operations for fiscal years 2014, 2013 and 2012 as follows:

	Fiscal Years Ended November 30,
	2014	2013	2012
Cost of revenue	$646	$—	$—
Selling, general and administrative expenses	13,430	9,174	8,445
Total share-based compensation	14,076	9,174	8,445
Tax effect on share-based compensation	(5,156)	(3,304)	(3,001)
Net effect on net income	$8,920	$5,870	$5,444

Valuation Assumptions
The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements.
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
The fair value of stock awards is determined based on the stock price at the date of grant. For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period or performance period.
The Company is required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.
The following assumptions were used in the Black-Scholes valuation model in fiscal years 2014, 2013 and 2012:

	Fiscal Years Ended November 30,
	2014	2013	2012
Stock option plan:
Expected life (years)	5.5	5.6	5.8
Risk free interest rate	1.74%	1.61%	0.70%
Expected volatility	33.40%	38.71%	39.75%
Dividend yield	0.80%	0.00%	0.00%
Employee stock purchase plan:
Expected life (years)	0.3	0.3	0.3
Risk free interest rate	0.02% - 0.07%	0.02%	0.09%
Expected volatility	28.39% - 37.40%	27.96%	26.51%
Dividend yield	0.00% - 0.02%	0.00%	0.00%

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

A summary of the activities under the Company’s stock option plan is set forth below:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price Per Share
Balances, November 30, 2013	887	934	$26.88
Adoption of 2013 Stock Incentive Plan	1,696	—	—
Restricted stock awards granted	(229)	—	—
Restricted stock units granted	(152)	—	—
Restricted stock cancelled/forfeited	36	—	—
Options granted	(107)	107	$62.90
Options exercised	—	(276)	$21.16
Options cancelled/forfeited/expired	15	(15)	$26.17
Balances, November 30, 2014	2,146	750	$34.17

Employee Stock Options
The weighted-average grant-date fair values of the stock options granted during fiscal years 2014, 2013 and 2012 were $19.34, $23.62, and $12.75, respectively. As of November 30, 2014, 750 options were outstanding and expected to vest with a weighted average life of 6.20 years, a weighted average exercise price of $34.17 per option and an aggregate pre-tax intrinsic value of $27,946. As of November 30, 2014, 510 options were vested and exercisable with a weighted average life of 5.03 years, a weighted average exercise price of $26.81 per share and aggregate pre-tax intrinsic value of $22,768.
The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2014, 2013 and 2012 were as follows:

	Fiscal Years Ended November 30,
	2014	2013	2012
Intrinsic value of options exercised	$11,500	$10,749	$9,653
Cash received from exercise of options	5,873	7,163	8,165
The Company settles employee stock option exercises with newly issued common shares.
As of November 30, 2014, the unamortized share-based compensation expense related to unvested stock options under the Amended and Restated 2003 and 2013 Stock Incentive Plan was $4,381 which will be recognized over an estimated weighted-average amortization period of 3.79 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company's nonvested restricted stock awards and stock units during the fiscal year 2014 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Nonvested as of November 30, 2013	798	$35.78
Awards Granted	229	$61.47
Units granted	152	$60.51
Awards and units vested	(222)	$33.34
Awards and units cancelled/forfeited	(36)	$37.60
Nonvested as of November 30, 2014	921	$45.33

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

As of November 30, 2014, there was $27,443 of total unamortized share-based compensation expense related to nonvested restricted stock awards and stock units granted under the Amended and Restated 2003 and the amended 2013 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.60 years.

NOTE 6—BALANCE SHEET COMPONENTS:

	As of November 30,
	2014	2013
Short-term investments
Trading securities	$1,987	$4,728
Held-to-maturity securities	5,141	8,753
Cost method investments	—	1,653
	$7,128	$15,134

	As of November 30,
	2014	2013
Accounts receivable, net
Accounts receivable	$2,163,690	$1,681,917
Less: Allowance for doubtful accounts	(16,870)	(14,010)
Less: Allowance for sales returns	(55,309)	(74,716)
	$2,091,511	$1,593,191

Allowance for doubtful trade receivables
Balance at November 30, 2011	$22,803
Additions / (reductions)	(1,685)
Write-offs and deductions	(2,889)
Balance at November 30, 2012	18,229
Additions / (reductions)	2,952
Write-offs and deductions	(7,171)
Balance at November 30, 2013	14,010
Additions / (reductions)	6,411
Write-offs and deductions	(3,551)
Balance at November 30, 2014	$16,870

	As of November 30,
	2014	2013
Property and equipment, net
Land	$38,882	$22,665
Equipment and computers	126,736	107,528
Furniture and fixtures	39,512	21,480
Buildings, building improvements and leasehold improvements	147,607	113,777
Construction-in-progress	12,783	1,621
Total property and equipment, gross	365,520	267,071
Less: Accumulated depreciation	(164,717)	(133,822)
	$200,803	$133,249

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Goodwill

	Fiscal Year Ended November 30, 2014			Fiscal Year Ended November 30, 2013
	Technology Solutions	Concentrix	Total	Technology Solutions	Concentrix	Total
Balance, beginning of year	$108,218	$80,317	$188,535	$108,999	$80,090	$189,089
Additions from acquisitions, net of adjustments	—	133,910	133,910	5,548	123	5,671
Foreign exchange translation	(5,307)	(2,925)	(8,232)	(6,329)	104	(6,225)
Balance, end of year	$102,911	$211,302	$314,213	$108,218	$80,317	$188,535

As discussed in Note 13 — Segment Information, in the first quarter of fiscal year 2014, the Company completed a realignment of its business segments. The change has been reflected in the goodwill balances by business segment above for all periods presented.
The additions to "Goodwill" recorded as of November 30, 2014 relate to the acquisition of the IBM CRM business in the Concentrix segment.
Intangible assets, net

	As of November 30, 2014			As of November 30, 2013
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$299,439	$(83,316)	$216,123	$52,179	$(35,379)	$16,800
Vendor lists	36,815	(31,717)	5,098	36,815	(30,180)	6,635
Technology	2,518	(553)	1,965	—	—	—
Other intangible assets	11,847	(5,349)	6,498	4,857	(4,520)	337
	$350,619	$(120,935)	$229,684	$93,851	$(70,079)	$23,772

Amortization expense for fiscal years 2014, 2013 and 2012, was $55,161, $7,953 and $8,289 respectively. The increase in intangible assets, net from November 30, 2013 to November 30, 2014 is due to the acquisition of the IBM CRM business in the Concentrix segment. See Note 3 — Acquisitions.
Estimated future amortization expense of the Company's intangible assets, which includes the preliminary estimates of amortization for the assets acquired from the IBM CRM acquisition, is as follows:

Fiscal years ending November 30,
2015	$53,580
2016	50,690
2017	38,834
2018	29,411
2019	18,346
Thereafter	38,823
Total	$229,684

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2014	2013
Accrued liabilities:
Accrued compensation and benefit	$125,733	$52,816
Deferred compensation liability	2,791	2,650
Sales tax/Value-added-tax accrual	31,763	16,337
Vendor and other claims payable	54,434	14,365
Accrued customer rebate	23,702	26,383
Deferred revenue	12,064	6,865
Business acquisition holdback payable	40,000	—
Other accrued liabilities	101,121	61,909
	$391,608	$181,325

Other accrued liabilities include accrued expenses, customer credit balances, various third-party liabilities and current deferred tax liabilities.
Accumulated other comprehensive income
The components of accumulated other comprehensive income (loss), net of taxes, excluding noncontrolling interests were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance, beginning of year	$543	$(365)	$18,990	$19,168
Other comprehensive income (loss)	278	684	(26,758)	(25,796)
Balance, end of year	$821	$319	$(7,768)	$(6,628)

NOTE 7—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of November 30, 2014			As of November 30, 2013
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Trading securities	$1,614	$373	$1,987	$3,857	$871	$4,728
Held-to-maturity investments	5,141	—	5,141	8,753	—	8,753
Cost method securities	—	—	—	1,653	—	1,653
	$6,755	$373	$7,128	$14,263	$871	$15,134
Long-term investments in other assets:
Available-for-sale securities	$843	$897	$1,740	$909	$366	$1,275
Cost-method investments	4,578	—	4,578	4,981	—	4,981

Short-term trading securities generally consist of equity securities relating to the Company’s deferred compensation plan. Held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Short-term cost-method securities primarily consisted of investments in a hedge fund under the Company’s deferred compensation plan. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Long-term cost-method investments consist of investments in equity securities of private entities.

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
The following table summarizes the total gains recorded in “Other income, net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments during fiscal years 2014, 2013, and 2012:

	Fiscal Years Ended November 30,
	2014	2013	2012
Gains on trading investments	$397	$1,868	$2,602

NOTE 8—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest rate risk, equity risk and credit risk. The Company’s transactions in most of its foreign operations are primarily denominated in local currency. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity's functional currency.
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
Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s forward exchange contracts are also disclosed in Note 9.
The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of November 30, 2014 and 2013:

	As of November 30,
	2014	2013
Other current assets	$4,532	$2,386
Other current liabilities	145	80
The notional amounts of the foreign exchange forward contracts that were outstanding as of November 30, 2014 and 2013 were $316,365 and $158,950, respectively. The notional amounts represent the gross amounts of foreign currency, including Euro, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Mexican Peso, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded gains of $22,190, $8,368 and $10 in “Other income, net” in fiscal years 2014, 2013 and 2012, respectively.

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2014				As of November 30, 2013
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,823	$29,823	$—	$—	$28,779	$28,779	$—	$—
Trading securities	1,987	1,987	—	—	4,728	4,728	—	—
Available-for-sale securities	1,740	1,740	—	—	1,275	1,275	—	—
Forward foreign currency exchange contracts	4,532	—	4,532	—	2,386	—	2,386	—
Liabilities:
Forward foreign currency exchange contracts	$145	$—	$145	$—	$80	$—	$80	$—
Acquisition-related contingent consideration	867	—	—	867	6,077	—	—	6,077

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
During the fiscal years 2014 and 2013, there were no transfers between the fair value measurement category levels.

NOTE 10—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). Until November 2014, the Company’s subsidiary, which is the borrower under the U.S. Arrangement, could borrow up to a maximum of $500,000 in eligible trade accounts receivable generated by our parent company and one of its United States subsidiaries. In November 2014, the Company amended the U.S. Arrangement to increase the commitment of the lenders to $600,000 and extended the maturity date to November 4, 2016. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000.The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.375% per annum based on the used portion of the commitment,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of November 30, 2014 and 2013 there were $578,000 and $144,000, respectively, of borrowings outstanding under the U.S. Arrangement.
Under the terms of the U.S. Arrangement, the Company and one of the Company’s United States subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company's subsidiary as security. Any borrowings under the U.S. Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company's cost of borrowing or loss of the Company's financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer the Company an alternative rate. Loss of such financing capacity could have a material adverse effect on the Company's financial condition and results of operations.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 19 — Commitments and Contingencies for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2014	2013	2012
Net sales financed	$1,363,145	$1,023,966	$831,694
Flooring fees(1)	7,981	5,877	4,736
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of November 30, 2014 and 2013, accounts receivable subject to flooring agreements were $95,033 and $89,589, respectively.
SYNNEX Infotec, the Company's Japan technology solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected as of November 30, 2014 and 2013 were $6,199 and $13,862, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 11—BORROWINGS:
Borrowings consist of the following:

	As of November 30
	2014	2013
SYNNEX U.S. securitization (see Note 10 - Accounts Receivable Arrangements)	$578,000	$144,000
SYNNEX U.S. credit agreement	279,375	—
SYNNEX Canada term loan and revolver	36,956	7,419
SYNNEX Infotec credit facility	53,954	136,679
Other borrowings and capital leases	32,218	29,830
Total borrowings	980,503	317,928
Less: Current portion	(716,257)	(252,523)
Non-current portion	$264,246	$65,405
SYNNEX U.S. credit agreement
In November 2013, the Company entered into a senior secured credit agreement (the “U.S. Credit Agreement”) which is comprised of $275,000 in a revolving credit facility and a $225,000 term loan, which was advanced to the Company on February 3, 2014. The Company may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125,000. The U.S. Credit Agreement matures in November 2018.
Interest on borrowings under the Credit Agreement can be based on a LIBOR rate or a base rate at the Company's option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable interest period for a LIBOR loan, plus a margin which may range from 1.75% to 2.25%, based on the Company's consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on the Company's consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement.
The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of its United States domestic subsidiaries.
There were $219,375 borrowings outstanding under the term loan component of the U.S. Credit Agreement and $60,000 borrowings outstanding under the revolving credit facility as of November 30, 2014. In addition, there was $1,500 outstanding as of November 30, 2014 in standby letters of credit under the U.S. Credit Agreement. There were no borrowings outstanding under the U.S. Credit Agreement as of November 30, 2013.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a financial institution (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of US$5,000 for the issuance of standby letters of credit. As of both November 30, 2014 and 2013, there were no letters of credit outstanding.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate ("BA") plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate ("CDOR") (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of November 30, 2014, CAD35,080 or $30,726 was outstanding under the Canadian Revolving Arrangement and there were no borrowings outstanding as of November 30, 2013.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of November 30, 2014 and 2013 were $6,230 and $7,419, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY8,000,000 short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate ("TIBOR") plus a margin that was 1.90% per annum. In December 2013, the Company amended the credit agreement to lower this margin to 1.40% per annum. The unused line fee on the revolving credit facility was 0.50% per annum. In December 2013, the Company amended this credit agreement to lower this fee to 0.10% per annum. This credit facility expires in December 2016. As of November 30, 2014 and 2013, the balances outstanding under the credit facility were $53,954 and $136,679, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. The Company has issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders.
Other borrowings and capital leases
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2,000,000 with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of November 30, 2014 and 2013, the balances outstanding under this credit facility were $16,861 and $19,526, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of November 30, 2014 and 2013, the balances outstanding under this credit facility were $8,430 and $9,763, respectively.
As of November 30, 2014 and 2013, the Company also had $6,927 and $541, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Future principal payments
Future principal payments under the above loans and capital leases as of November 30, 2014 are as follows:

Fiscal Years Ending November 30,
2015	$716,257
2016	17,631
2017	73,865
2018	169,576
2019	870
Thereafter	2,304
$980,503
Interest expense and finance charges
For fiscal years 2014, 2013 and 2012, the total interest expense and finance charges for the Company's borrowings were $28,022, $20,436 and $27,617, respectively, including non-cash interest expenses of $2,314, and $5,273 in fiscal years 2013 and 2012, respectively, for the convertible debt which was settled in August 2013. The variable interest rates ranged between 0.50% and 4.25%, between 0.63% and 4.08% and between 0.67% and 4.24% in fiscal years 2014, 2013 and 2012, respectively.
Covenant compliance
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
Guarantees
The Company has issued guarantees to certain vendors, customers and lenders of its subsidiaries for trade credit lines and loans, and to a customer's lessor. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of November 30, 2014 and 2013 were $353,385 and $364,744, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts owed to their vendors or lenders or not comply with subsidiary sales agreements.

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
Based on a cash coupon interest rate of 4.0%, the Company recorded contractual interest expense of $3,010 and $6,495 for fiscal year ended November 30, 2013 and 2012, respectively. Based on an effective rate of 8.0%, the Company recorded non-cash interest expenses of $2,314 and $5,273 during the fiscal year ended November 30, 2013 and 2012, respectively.

NOTE 13—EARNINGS PER COMMON SHARE:
The Company identified errors in the calculation of its previously reported basic and diluted earnings per share, related to the application of participating securities under the two-class method. The Company concluded that the adjustments to historical earnings per share amounts were not material to its annual consolidated financial statements in prior periods or to its interim consolidated financial statements based on SEC Staff Accounting Bulletin No. 99: "Materiality". The impact of this adjustment to the prior quarterly interim periods is not material and has been revised in the "Selected Quarterly Consolidated Financial Data (Unaudited)". The impact of the adjustments to the fiscal 2014 six and nine months interim periods is not material and will be adjusted in the 2015 Form 10-Q for the second and third quarters.
The calculation of earnings per share for all previously reported periods has been revised using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. Basic earnings per common share is computed by dividing net income attributable to its common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per common share also considers the dilutive effect of in-the-money stock options and restricted stock units, calculated using the treasury stock method.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2014	2013	2012
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$180,034	$152,237	$151,376
Less: net income allocated to participating securities(1)	(2,407)	(2,310)	(2,044)
Net income attributable to SYNNEX Corporation common stockholders	$177,627	$149,927	$149,332
Weighted average number of common shares - basic	38,490	36,888	36,584
Basic earnings per common share	$4.61	$4.06	$4.08

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$180,034	$152,237	$151,376
Less: net income allocated to participating securities(1)	(2,386)	(2,266)	(1,968)
Less: impact of conversion premium of convertible debt	—	(36,409)	—
Net income attributable to SYNNEX Corporation common stockholders	$177,648	$113,562	$149,408
Weighted average number of common shares - basic	38,490	36,888	36,584
Effect of dilutive securities:
Stock options and restricted stock units	355	394	423
Conversion premium of convertible debt	—	351	740
Weighted-average number of common shares - diluted	38,845	37,633	37,747
Diluted earnings per common share	$4.57	$3.02	$3.96

Anti-dilutive shares excluded from diluted earnings per share calculation	10	10	10
____________________________________

(1)	Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.
In August 2013, the Company settled its Convertible Senior Notes with an aggregate principal amount of $143,750 which were issued in May 2008 in a private placement. It was the Company’s intent to settle the principal amount of the Convertible Senior Notes in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. In April 2013, the Company decided to settle the payment of the conversion premium in cash as discussed in Note 12—Convertible Debt. Through April 2013, the Company accounted for the conversion premium using the treasury stock method by adjusting the diluted weighted-average common shares if the effect was dilutive. For the fiscal year ended November 30, 2013, the numerator for the computation of diluted earnings per common share was adjusted for any dilutive changes in the estimated value of the conversion premium from April 2013 through the final settlement date. For the fiscal year ended November 30, 2013, the adjustment to the numerator had the effect of reducing the diluted earnings per share by $0.97.
NOTE 14—SEGMENT INFORMATION:
Operating segments
Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.
The Company operates in two segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking equipment, CE, and complementary products. The Technology Solutions segment also provides systems design and integration solutions.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The Concentrix segment offers a range of global business services focused on process optimization, customer engagement strategy and back-office automation to clients in various industry verticals. The portfolio of services offered is comprised of end-to-end process outsourcing services that are delivered through omni-channels including both voice and non-voice. Clients include corporations in various industry verticals.
Effective in the first quarter of 2014, the Company realigned its business segments. Certain operations of the Company that were previously reported under the Concentrix segment and that provided inter-segment support and IT services to the Technology Solutions segment have now been aligned with and report into the Technology Solutions segment. The Concentrix segment includes the legacy Concentrix business and the newly acquired IBM CRM business. The financial information presented herein reflects the impact of the segment structure change for all periods presented.
Summarized financial information related to the Company’s reportable business segments for fiscal years 2014, 2013, and 2012 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2012:
Revenue	$10,135,795	$159,522	$(9,810)	$10,285,507
Income before non-operating items, income taxes and noncontrolling interest	248,924	6,376	(288)	255,012
Depreciation and amortization expense	14,717	9,913	—	24,630
Total assets	$2,917,213	$263,318	$(217,269)	$2,963,262
Fiscal Year ended November 30, 2013:
Revenue	$10,666,215	$189,463	$(10,514)	$10,845,164
Income before non-operating items, income taxes and noncontrolling interest	237,290	3,249	289	240,828
Depreciation and amortization expense	14,710	10,114	(362)	24,462
Total assets	$3,271,804	$273,135	$(219,050)	$3,325,889
Fiscal Year ended November 30, 2014:
Revenue	$12,755,514	$1,096,214	$(12,138)	$13,839,590
Income before non-operating items, income taxes and noncontrolling interest	305,499	2,455	553	308,507
Depreciation and amortization expense	14,354	77,821	(476)	91,699
Total assets	$4,422,841	$938,450	$(648,249)	$4,713,042
Inter-segment elimination represents services and transactions generated between the Company's reportable segments that are eliminated on consolidation.
Geographic information
Shown below is summarized financial information related to the geographic areas in which the Company operated during fiscal years 2014, 2013 and 2012. The revenue attributable to countries is based on the geography of entities from where the products are distributed or from where customer service contracts are managed.

	Fiscal Years Ended November 30,
	2014	2013	2012
Revenue
United States	$9,992,000	$8,000,690	$7,571,018
Canada	1,610,387	1,518,964	1,401,623
Japan	1,331,111	1,104,468	1,164,948
Others	906,092	221,042	147,918
Total	$13,839,590	$10,845,164	$10,285,507

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2014	2013
Property and equipment, net
United States	$100,369	$78,225
Canada	17,131	17,119
Philippines	27,077	8,229
Others	56,226	29,676
Total	$200,803	$133,249
As of both November 30, 2014 and 2013, no other country represented more than 10% of the total net property and equipment. During the fiscal years ended November 2014, 2013 and 2012, no other country represented more than 10% of total revenue.

NOTE 15—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation ("MiTAC Holdings"), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of November 30, 2014 and 2013, MiTAC Holdings and its affiliates beneficially owned approximately 25% and 26% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of November 30, 2014. These shares are owned by the following entities:

As of November 30, 2014
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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $102,800, $31,424, and $15,298 during the fiscal year ended November 30, 2014, 2013 and 2012, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the fiscal year ended November 30, 2014, 2013, and 2012 totaled $4,058, $4,431 and $2,651, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $111, $3,083 and $3,667 during the fiscal year ended November 30, 2014, 2013 and 2012, respectively.
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
Others
During fiscal year 2012, the Company sold its 33.3% noncontrolling ownership interest in SB Pacific, which was recorded as an equity-related investment, back to SB Pacific. In fiscal year 2012, a gain of $1,342 was recognized in "Other income, net" on this transaction representing the difference between the sale proceeds and the carrying value of the investment. The Company was not the primary beneficiary in SB Pacific. The controlling shareholder of SB Pacific was Robert Huang, who is the Company’s founder and former Chairman. The Company regarded SB Pacific to be a variable interest entity.

NOTE 16—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of SYNNEX Infotec are covered by certain defined benefit pension plans, including a multi-employer pension plan. Full-time employees are eligible to participate in the plans on the first day of February following their date of hire and are not required to contribute to the plans.
The components of net periodic pension costs pertaining to the Company's single employer benefit plans were as follows:

	Fiscal Year Ended November 30,
	2014	2013
Benefit obligation at beginning of year	$7,400	$8,252
Service cost	564	540
Interest cost	101	120
Benefits paid	(280)	(164)
Actuarial gain or (loss)	(419)	310
Foreign exchange rate changes	(1,006)	(1,658)
Benefit obligation at end of year	$6,360	$7,400
The change in the fair value of plan assets was as follows:

	Fiscal Year Ended November 30,
	2014	2013
Fair value at the beginning of year	$3,891	$4,162
Contribution paid by employer	678	655
Actual return on plan assets	66	85
Benefits paid	(280)	(164)
Foreign exchange rate changes	(587)	(847)
Fair value at the end of year	$3,768	$3,891
The Company's benefit obligation and the fair value of its pension assets are presented, on a net basis, as a component of “Long-term liabilities,” on the Company's Consolidated Balance Sheets.
As of November 30, 2014 and 2013, the plan was underfunded by $2,592 and $3,509, respectively, and the accumulated pension benefit obligation was $5,089 and $5,785, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The benefits to be paid to participants over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Fiscal Years Ending November 30,	Benefits to be paid
2015	$228
2016	334
2017	196
2018	459
2019	328
2020 - 2024	$2,470
The contribution to be made by the Company toward the defined benefit plan in the fiscal year ending November 30, 2015 is expected to be $649.
The components of net periodic pension costs were as follows:

	Fiscal Year Ended November 30,
	2014	2013	2012
Service cost	$564	$540	$616
Interest cost	101	120	155
Expected return on plan assets	(61)	(58)	(63)
Net periodic pension costs	$604	$602	$708
During fiscal year 2014, 2013 and 2012 changes in plan assets and benefit obligations of $(372), $271 and $(69), respectively, were recognized in “Accumulated other comprehensive income".
The Company used the following weighted-average assumptions to determine the net periodic pension benefit obligations during fiscal year 2014, 2013, and 2012:

	Fiscal Year Ended November 30,
	2014	2013	2012
Discount rate	0.7%	1.4%	1.7%
Average increase in compensation levels	2.8%	2.8%	3.0%
The Company used the following weighted-average assumptions to determine the net periodic pension benefit costs during fiscal year 2014, 2013, and 2012:

	Fiscal Year Ended November 30,
	2014	2013	2012
Discount rate	1.4%	1.7%	1.9%
Average increase in compensation levels	2.8%	2.8%	3.0%
Expected return on plan assets	1.5%	1.5%	1.5%
The discount rate is set on yields available on high-quality corporate bonds with maturities consistent with the duration of the benefit obligation as of the valuation date.
The plan assets were invested in life insurance company general accounts, pooled institutional investments comprised of listed stock, debt securities and other investments and cash equivalents. The life insurance company general accounts represent a financial instrument which guarantees the principal and a return based on a contractual interest rate. The expected return on plan assets, above, is based primarily on current guaranteed net returns offered by the life insurance company's general account. The fair value of these investments is based on the market approach using observable inputs other than quoted market prices. The pooled institutional investments are comprised of commingled funds invested in debt, equity and other securities. The fair

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

value of these funds is measured by allocating the fair value of the total assets in the investments in proportion to the Company's ownership percentage. Cash equivalents represent the amounts not yet transferred from the master custodian of the funds as of the measurement date.
The fair value of the assets as of November 30, 2014 and 2013 is presented in the table below using the fair value hierarchy discussed in Note 9—Fair Value Measurements:

	As of November 30, 2014			As of November 30, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$35	$—	$—	$35	$—	$—
Equity and debt securities	—	239	—	—	224	—
Life insurance company general accounts	—	3,494	—	—	3,632	—
In addition to the single employer plan, employees of SYNNEX Infotec are also covered by a multi-employer, defined benefit plan. The Company recognizes expense for this plan based on scheduled employer contributions. Consistent with generally accepted accounting principles that address participation in multi-employer plans, the Company does not recognize related plan assets or liabilities in its financial statements. The Company's contributions to the plan during fiscal years 2014, 2013 and 2012 were $1,705, $1,115 and $1,190, respectively. Employees also make contributions to this plan.
The Company has notified the administrator of the multi-employer plan of its intention to withdraw. This notification is non-binding and requires ratification from both the board of delegates of the plan and employees of SYNNEX Infotec. Any eventual withdrawal from the plan may result in the assumption by the Company of certain liabilities. To the extent that the plan assets are insufficient to address the accrued benefits for past participation through the date of withdrawal, the Company will incur additional costs.
The Company has defined benefit pension and retirement plans in other geographical locations. However these pension programs are not material either individually or in aggregate to the Consolidated Financial Statements.
The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During fiscal years 2014, 2013 and 2012, the Company contributed $2,231, $1,365 and $1,252, respectively.

NOTE 17—DEFERRED COMPENSATION PLAN:
The Company has a deferred compensation plan for certain directors and officers. The plan is designed to permit eligible officers and directors to accumulate additional income through a non-qualified deferred compensation plan that enables the officer or director to make elective deferrals of compensation to which he or she will become entitled in the future.
An account is maintained for each participant for the purpose of recording the current value of his or her elective contributions, including earnings credited thereto. The participant may designate one or more investments as the measure of investment return on the participant’s account. On January 4, 2012, the Compensation Committee approved an amendment to the deferred compensation plan to prospectively limit designated investments as the measure of investment return to actively traded securities reported on recognized exchanges, bank deposits, and other investments with readily verifiable valuations. The participant’s account is adjusted monthly to reflect earnings and losses on the participant's designated investments. The Company pays interest on the uninvested portion of deferred compensation.
The amount credited to the participant’s account will be distributed as soon as practicable after the earlier of the participant’s termination of employment or attainment of age sixty-five. The distribution of benefits to the participant will be made in accordance with the election made by the participant in a lump sum or in equal monthly or annual installments over a period not to exceed fifteen years. The distribution of account balances subject to Section 409A of the Tax Code upon termination of employment of an officer is subject to a 6-month delay. In the event the participant requests an early distribution other than a hardship distribution, a 10% withdrawal penalty will be levied. Such distribution will be in the form of a lump sum cash payment. Such early distribution elections are available only with respect to vested account balances as of December 31, 2004.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

As of November 30, 2014 and 2013, the deferred compensation liability balances were $10,702 and $13,013, respectively. Of the above deferred balances, $1,987 and $6,381, respectively, have been invested in equity securities, hedge funds and private equity funds. The Company has recorded a gain of $397, $1,868 and $2,585 for the fiscal years ended November 30, 2014, 2013 and 2012, respectively.

NOTE 18—INCOME TAXES:
The sources of income before the provision for income taxes and non-controlling interest are as follows:

	Fiscal Years Ended November 30,
	2014	2013	2012
United States	$198,687	$201,386	$188,800
Foreign	85,595	36,666	47,753
	$284,282	$238,052	$236,553

The provisions for income taxes consist of the following:

	Fiscal Years Ended November 30,
	2014	2013	2012
Current tax provision:
Federal	$81,927	$78,828	$56,605
State	15,020	12,226	11,696
Foreign	33,048	6,709	9,615
	$129,995	$97,763	$77,916
Deferred tax provision (benefit):
Federal	$(13,847)	$(11,650)	$5,940
State	(2,606)	(778)	295
Foreign	(9,410)	395	(101)
	$(25,863)	$(12,033)	$6,134

Total tax provision	$104,132	$85,730	$84,050
The following presents the breakdown between current and non-current net deferred tax assets:

	As of November 30,
	2014	2013
Deferred tax assets - current	$34,310	$22,031
Deferred tax assets - noncurrent	10,790	7,867
Deferred tax liabilities - current	(506)	(873)
Deferred tax liabilities - noncurrent	(12,867)	(3,047)
Total net deferred tax assets	$31,727	$25,978

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Net deferred tax assets and liabilities consist of the following:

	As of November 30,
	2014	2013
Assets:
Inventory reserves	$9,206	$4,074
Allowance for doubtful accounts and sales return reserves	9,174	7,192
Other reserves and accruals	11,609	8,810
State tax credits	2,878	1,984
Deferred and prepaid compensation	9,243	5,278
Net operating losses	14,435	15,307
Deferred revenue	2,123	836
Foreign tax credit	—	152
Share-based compensation expense	5,817	4,172
Unrealized losses on investments	—	60
Capital losses carryforward	159	44
Unrealized losses on forward contracts	282	—
Other	450	—
Gross deferred tax assets	65,376	47,909
Valuation allowance	(7,101)	(7,340)
Total deferred tax assets	$58,275	$40,569
Liabilities:
Depreciation and amortization	$(5,750)	$(6,656)
Intangible assets	(19,736)	(6,581)
Unrealized gains on investments	(346)	—
Unrealized gains on forward contracts	—	(680)
Other	(716)	(674)
Total deferred tax liabilities	$(26,548)	$(14,591)
Net deferred tax assets	$31,727	$25,978
The valuation allowance relates primarily to certain foreign net operating loss carry forward and state credits. The Company's assessment is that it is not more likely than not that these deferred tax assets will be realized.
A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.8	3.1	3.0
Foreign taxes	(2.2)	(3.0)	(3.1)
Other	1.0	0.9	0.6
Effective income tax rate	36.6%	36.0%	35.5%
The Company's U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested outside of the United States. Accordingly, the Company has not provisioned U.S. taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested. The Company estimates that its total undistributed earnings upon which it has not provided deferred tax is approximately $320,800 as of November 30, 2014. It is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

As of November 30, 2014, the Company had net operating loss carry forward of approximately $18,400 and $11,800 for federal and state purposes, respectively. The federal net operating loss carry forward will start expiring in fiscal year ending November 30, 2021 if not used and the state net operating loss carry forward will start expiring in fiscal year ending November 30, 2016 if not used. The Company also had $41,070 of foreign net operating loss carry forward, partly from SYNNEX Infotec that will also start expiring in fiscal year ending November 30, 2015 if not used. In addition, the Company has $3,895 of state income tax credit carry forward that if not used, will begin expiring in fiscal year ending November 30, 2020.
The Company enjoys tax holidays in certain jurisdictions including China, Costa Rica, Nicaragua, and Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. These tax holidays are in effect currently and scheduled to expire in 2015 if not extended. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2014, 2013, and 2012 were approximately $0.02 to $0.03, $0.04 to $0.05 and $0.02 to $0.03 respectively.
The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2014, 2013, and 2012 were as follows:

Balance as of November 30, 2011	$19,000
Additions based on tax positions related to the current year	1,888
Additions for tax positions of prior years	621
Reductions for tax positions of prior years	(364)
Lapse of statute of limitations	(1,226)
Changes due to translation of foreign currencies	76
Balance as of November 30, 2012	19,995
Additions based on tax positions related to the current year	2,574
Additions for tax positions of prior years	343
Reductions for tax positions of prior years	(301)
Lapse of statute of limitations	(781)
Changes due to translation of foreign currencies	27
Balance as of November 30, 2013	21,857
Additions based on tax positions related to the current year	3,943
Additions for tax positions of prior years	118
Reductions for tax positions of prior years	(3,609)
Lapse of statute of limitations	(400)
Changes due to translation of foreign currencies	(35)
Balance as of November 30, 2014	$21,874

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the United States, the Company is subject to examination and audits by tax authorities for tax years after fiscal year ended 2008. The Company is not aware of any significant tax audits in other jurisdictions. The Company is currently under examination by the IRS for its Federal income tax returns for fiscal years ended November 2009 and 2010. As of November 30, 2014, the Company is unable to estimate the range of any possible adjustments due to uncertainty in the timing of the resolution of the audit. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2014 will materially change in the next twelve months.
As of November 30, 2014, the total uncertain tax position is $21,874, of which $20,867 of the unrecognized tax benefits, net of federal benefit would affect the effective tax rate if realized. The Company's policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2014 and 2013, the Company had accrued $3,068 and $2,535, respectively, in income taxes payable related to accrued interest and penalties.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 19—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2024. Future minimum rental obligations under non-cancellable lease agreements as of November 30, 2014 were as follows:

Fiscal Years Ending November 30,
2015	$55,481
2016	38,874
2017	28,181
2018	19,147
2019	11,032
thereafter	28,461
Total minimum lease payments	$181,176

Rent expense for the years ended November 30, 2014, 2013 and 2012 amounted to $62,286, $22,596 and $22,906, respectively.
The Company was contingently liable as of November 30, 2014 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 10—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2014 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations.
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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2014. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal Year 2014 Three Months Ended				Fiscal Year 2013 Three Months Ended
Statements of Operations Data: (currency and share amounts in thousands except per share amounts)	Feb. 28, 2014	May 31, 2014	Aug. 31, 2014	Nov. 30, 2014	Feb. 28, 2013	May 31, 2013	Aug. 31, 2013	Nov. 30, 2013
Revenue	$3,026,984	$3,453,535	$3,535,202	$3,823,869	$2,460,839	$2,591,361	$2,733,913	$3,059,051
Cost of revenue	(2,820,338)	(3,174,521)	(3,235,480)	(3,510,247)	(2,304,752)	(2,436,571)	(2,569,633)	(2,879,238)
Gross profit	206,646	279,014	299,722	313,622	156,087	154,790	164,280	179,813
Selling, general and administrative expenses	(144,696)	(210,931)	(220,920)	(213,950)	(100,147)	(102,826)	(100,781)	(110,388)
Income before non-operating items, income taxes and noncontrolling interest	61,950	68,083	78,802	99,672	55,940	51,964	63,499	69,425
Interest expense and finance charges, net	(4,498)	(6,160)	(7,602)	(6,927)	(5,493)	(4,863)	(2,983)	(3,776)
Other income (expense), net	2,968	(197)	(548)	(1,261)	1,261	528	12,159	391
Income before income taxes and noncontrolling interest	60,420	61,726	70,652	91,484	51,708	47,629	72,675	66,040
Provision for income taxes	(21,962)	(22,147)	(25,647)	(34,376)	(18,317)	(16,837)	(26,042)	(24,534)
Net income	38,458	39,579	45,005	57,108	33,391	30,792	46,633	41,506
Net income attributable to noncontrolling interest	(41)	(28)	(19)	(28)	(22)	(23)	(22)	(18)
Net income attributable to SYNNEX Corporation	$38,417	$39,551	$44,986	$57,080	$33,369	$30,769	$46,611	$41,488
Net income per share attributable to SYNNEX Corporation:
Basic	$1.01	$1.01	$1.15	$1.45	$0.90	$0.82	$1.24	$1.10
Diluted	$1.00	$1.00	$1.14	$1.44	$0.87	$0.80	$0.17	$1.09
Weighted-average common shares outstanding - basic	37,656	38,663	38,753	38,874	36,663	36,783	36,965	37,139
Weighted-average common shares outstanding - diluted	38,065	39,011	39,068	39,223	37,904	37,713	37,346	37,566

The calculation of earnings per share ("EPS") for prior periods presented above has been revised using the two-class method as described in Note 13 to the consolidated financial statements.

EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average of shares outstanding during the fiscal year. The sum of EPS for each of the four quarters may not equal the EPS for the fiscal year. In addition, for the three months ended August 31, 2013 the numerator for the computation of EPS was adjusted for dilutive changes in the estimated value of the conversion premium of the Company's convertible debt from May 31, 2013 through the final settlement dates. The adjustment to the numerator had the effect of reducing the Company's EPS by $1.05 for the three months ended August 31, 2013.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2014, 2013 and 2012
(in thousands)

	Balances at Beginning of Fiscal Year	Additions Charged to Revenue and Expense	Reclassifications, Write-offs and Deductions	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2012
Allowance for sales returns-gross	$35,475	$6,394	$611	$42,480
Allowance for deferred tax assets	7,989	(1,044)	(523)	6,422
Fiscal Year Ended November 30, 2013
Allowance for sales returns-gross	$42,480	$33,266	$(1,030)	$74,716
Allowance for deferred tax assets	6,422	(1,031)	1,949	7,340
Fiscal Year Ended November 30, 2014
Allowance for sales returns-gross	$74,716	$(18,528)	$(879)	$55,309
Allowance for deferred tax assets	7,340	(74)	(165)	7,101

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
Management’s Report on internal control over financial reporting
Management’s Report on internal control over financial reporting on page 47 is incorporated herein by reference.
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
Item 9B. Other Information
None.

PART III

Item 10.     Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders to be held on March 24, 2015 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance-Directors’ Compensation Table,” “Executive Compensation,” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders	750,000	(1)	$34.17	2,164,073	(2)(3)
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

(3)
Includes 18,087 shares available-for-sale pursuant to our 2003 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. Please see Note 4-Stockholders' Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2003 Employee Stock Purchase Plan.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” and “Election of Directors-Directors and Nominees” contained in the Proxy Statement.

Item 14.     Principal Accounting Fees and Services
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

10.10#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.11#
SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.12#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.13#	Offer Letter between the Company and Marshall Witt dated April 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.14#
Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008).

10.15#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.16#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.17#	2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.18#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.19#	Form of Notice of Restricted Stock Unit Award (Performance Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).
10.20
Stock Purchase Agreement dated as of November 11, 2010, by and among the Registrant, SB Pacific Corporation Limited, a Hong Kong corporation and Marubeni Corporation, a Japanese corporation (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010).

Exhibit Number	Description of Document

10.21	Fourth Omnibus Amendment, dated as of January 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.22
Fifth Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2010).

10.23#	Amendment to Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.24#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.25#	Amendment to SYNNEX Corporation 2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.26
Master HP Partner Agreement dated March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

10.27
Sixth Amendment to Third Amended and Restated Receivables Sales and Servicing Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2012).

10.28
Third Amendment to the Fourth Amended and Restated Receivables Funding and Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 24, 2012.

10.29
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

10.30#
Amendment to the Notice of Stock Option Grant and Stock Option Agreement dated November 8, 2012 between the Company and Thomas Alsborg (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012).

10.31#
Amendment to the Notice of Restricted Stock Award and Restricted Stock Agreement dated November 8, 2012 between the Company and Thomas Alsborg (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012).

10.32
Facility Agreement dated as of December 7, 2012, by and among SYNNEX Infotec Corporation, the lenders party thereto, The Royal Bank of Scotland PLC as Agent and DB Trust Company Limited Japan as Security Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2012).

10.33#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.34#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013).

10.35
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

Exhibit Number	Description of Document
10.36
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

10.37
Amendment Agreement dated as of December 12, 2013, by and among SYNNEX Infotec Corporation, the Company and The Royal Bank of Scotland PLC as Agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013).

10.38#	Promotion Letter to Christopher Caldwell dated February 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.39#
Form of incentive award agreements related to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.40
Third Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Services Agreement, dated as of April 25, 2014, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014).

10.41
First Amendment to Credit Agreement, dated as of May 28, 2014, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014).

10.42
First Amendment to Credit Agreement, dated as of May 28, 2014, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014).

10.43#
Amendment No. 1 to SYNNEX Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.44#	Amendment No. 2 to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.45†
Fourth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of November 6, 2014, by and among SIT Funding Corporation, SYNNEX Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2014).

10.46	Joinder Agreement, dated as of November 29, 2014, by Hyve Solutions Corporation.

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 98 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(c) Financial Statement Schedules.

See Index under Item 8.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2015

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

Name	Title	Date
/s/ Kevin M. Murai	President and Chief Executive Officer (Principal Executive Officer) and Director	January 29, 2015
Kevin M. Murai

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 29, 2015
Marshall W. Witt

/s/ Dwight A. Steffensen	Chairman of the Board	January 29, 2015
Dwight A. Steffensen

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 29, 2015
Matthew F.C. Miau

/s/ Fred A. Breidenbach	Director	January 29, 2015
Fred A. Breidenbach

/s/ Hau Lee	Director	January 29, 2015
Hau Lee

/s/ Dennis Polk	Director	January 29, 2015
Dennis Polk

/s/ Gregory L. Quesnel	Director	January 29, 2015
Gregory L. Quesnel

/s/ Thomas S. Wurster	Director	January 29, 2015
Thomas S. Wurster

/s/ Duane E. Zitzner	Director	January 29, 2015
Duane E. Zitzner

/s/ Andrea M. Zulberti	Director	January 29, 2015
Andrea M. Zulberti

EXHIBIT INDEX

Exhibit Number	Description of Document
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

10.10#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.11#
SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.12#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).
10.13#	Offer Letter between the Company and Marshall Witt dated April 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

Exhibit Number	Description of Document

10.14#
Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008).

10.15#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.16#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.17#	2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.18#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.19#	Form of Notice of Restricted Stock Unit Award (Performance Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).

10.20
Stock Purchase Agreement dated as of November 11, 2010, by and among the Registrant, SB Pacific Corporation Limited, a Hong Kong corporation and Marubeni Corporation, a Japanese corporation (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010).

10.21	Fourth Omnibus Amendment, dated as of January 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.22
Fifth Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 23, 2009, among the Originator, the Servicer and SIT Funding Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2010).

10.23#	Amendment to Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.24#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.25#	Amendment to SYNNEX Corporation 2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.26
Master HP Partner Agreement dated March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

10.27
Sixth Amendment to Third Amended and Restated Receivables and Sales Servicing Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2012).

10.28
Third Amendment to the Fourth Amended and Restated Receivables Funding and Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 24, 2012.

10.29
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

10.30#
Amendment to the Notice of Stock Option Grant and Stock Option Agreement dated November 8, 2012 between the Company and Thomas Alsborg (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012).

Exhibit Number	Description of Document
10.31#
Amendment to the Notice of Restricted Stock Award and Restricted Stock Agreement dated November 8, 2012 between the Company and Thomas Alsborg (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012).

10.32
Facility Agreement dated as of December 7, 2012, by and among SYNNEX Infotec Corporation, the lenders party thereto, The Royal Bank of Scotland PLC as Agent and DB Trust Company Limited Japan as Security Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2012).

10.33#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.34#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013).

10.35
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

10.36
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

10.37
Amendment Agreement dated as of December 12, 2013, by and among SYNNEX Infotec Corporation, the Company and The Royal Bank of Scotland PLC as Agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013).

10.38#	Promotion Letter to Christopher Caldwell dated February 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.39#
Form of incentive award agreements related to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.40
Third Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Services Agreement, dated as of April 25, 2014, by and among SIT Funding Corporation, the Company, the lenders party thereto and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014).

10.41
First Amendment to Credit Agreement, dated as of May 28, 2014, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014).

10.42
First Amendment to Credit Agreement, dated as of May 28, 2014, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014).

10.43#
Amendment No. 1 to SYNNEX Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.44#	Amendment No. 2 to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).
10.45†
Fourth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of November 6, 2014, by and among SIT Funding Corporation, SYNNEX Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2014).

Exhibit Number	Description of Document

10.46	Joinder Agreement, dated as of November 29, 2014, by Hyve Solutions Corporation.

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 98 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.