Form 10-Q
period 2015-02-28
SYNNEX CORP
filed 2015-04-07
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2015
Common Stock, $0.001 par value	39,510,009

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	February 28, 2015	November 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$169,771	$180,143
Restricted cash	37,654	34,269
Short-term investments	7,784	7,128
Accounts receivable, net	1,590,737	2,091,511
Receivable from related parties	112	332
Inventories	1,306,039	1,398,463
Current deferred tax assets	33,637	34,310
Other current assets	151,731	153,833
Total current assets	3,297,465	3,899,989
Property and equipment, net	212,936	200,803
Goodwill	315,817	314,213
Intangible assets, net	212,533	229,684
Deferred tax assets	11,678	10,790
Other assets	57,905	57,563
Total assets	$4,108,334	$4,713,042
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$579,579	$716,257
Accounts payable	1,125,223	1,585,606
Payable to related parties	2,620	5,129
Accrued liabilities	373,944	391,608
Income taxes payable	12,447	23,129
Total current liabilities	2,093,813	2,721,729
Long-term borrowings	260,318	264,246
Long-term liabilities	57,275	60,215
Deferred tax liabilities	12,114	12,867
Total liabilities	2,423,520	3,059,057
Commitments and contingencies (Note 16)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 39,952 and 39,847 shares issued as of February 28, 2015 and November 30, 2014, respectively	40	40
Additional paid-in capital	391,394	384,625
Treasury stock, 942 and 923 shares as of February 28, 2015 and November 30, 2014, respectively	(34,180)	(32,723)
Accumulated other comprehensive loss	(22,545)	(6,628)
Retained earnings	1,349,698	1,308,244
Total SYNNEX Corporation stockholders’ equity	1,684,407	1,653,558
Noncontrolling interest	407	427
Total equity	1,684,814	1,653,985
Total liabilities and equity	$4,108,334	$4,713,042
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2015	February 28, 2014
Revenue	$3,202,458	$3,026,984
Cost of revenue	(2,914,240)	(2,820,338)
Gross profit	288,218	206,646
Selling, general and administrative expenses	(209,271)	(144,696)
Income before non-operating items, income taxes and noncontrolling interest	78,947	61,950
Interest expense and finance charges, net	(6,441)	(4,498)
Other income, net	67	2,968
Income before income taxes and noncontrolling interest	72,573	60,420
Provision for income taxes	(26,271)	(21,962)
Net income	46,302	38,458
Net loss (income) attributable to noncontrolling interest	21	(41)
Net income attributable to SYNNEX Corporation	$46,323	$38,417
Earnings per share attributable to SYNNEX Corporation:
Basic	$1.17	$1.01
Diluted	$1.16	$1.00
Weighted-average common shares outstanding:
Basic	38,968	37,656
Diluted	39,303	38,065
Cash dividends declared per share	$0.13	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2015	February 28, 2014
Net income	$46,302	$38,458
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $(123) and $0 for the three months ended February 28, 2015 and 2014, respectively	223	32
Foreign currency translation adjustments, net of tax of $1,094 and $527 for the three months ended February 28, 2015 and 2014, respectively	(16,139)	(2,109)
Other comprehensive loss	(15,916)	(2,077)
Comprehensive income:	30,386	36,381
Comprehensive loss (income) attributable to noncontrolling interest	20	(40)
Comprehensive income attributable to SYNNEX Corporation	$30,406	$36,341

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net income	$46,302	$38,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	11,171	5,657
Amortization of intangible assets	14,593	5,697
Share-based compensation	3,656	2,584
Provision for doubtful accounts	2,462	1,838
Tax benefits from employee stock plans	1,670	1,397
Excess tax benefit from share-based compensation	(1,670)	(1,333)
Deferred income taxes	(955)	(400)
(Gains) losses on investments	(59)	229
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	478,848	52,032
Receivable from related parties	219	(635)
Inventories	76,550	(136,894)
Other assets	(28,552)	(16,127)
Accounts payable	(365,878)	(30,713)
Payable to related parties	(2,507)	6,040
Accrued liabilities	(36,212)	39,782
Deferred liabilities	8,537	(2,630)
Net cash provided by (used in) operating activities	208,175	(35,018)
Cash flows from investing activities:
Purchases of trading investments	(55)	(272)
Proceeds from sale of trading investments	57	1,334
Purchases of held-to-maturity investments	(731)	—
Acquisition of businesses, net of cash acquired	33,044	(390,433)
Purchases of property and equipment	(22,400)	(4,293)
Repayments of loans and deposits to third parties	291	831
Changes in restricted cash	(3,289)	4,097
Net cash provided by (used in) investing activities	6,917	(388,736)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	1,061,799	1,126,008
Payments of securitization and revolving line of credit	(1,195,517)	(907,044)
Proceeds from term loans	—	225,000
Payments of term loans and capital leases	(3,007)	(260)
Dividends paid	(4,869)	—
Excess tax benefit from share-based compensation	1,670	1,333
Decrease in book overdraft	(79,540)	(28,776)
Payments of acquisition-related contingent consideration	(170)	(400)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	(13)	2,705
Net cash provided by (used in) financing activities	(219,647)	418,566
Effect of exchange rate changes on cash and cash equivalents	(5,817)	1,969
Net decrease in cash and cash equivalents	(10,372)	(3,219)
Cash and cash equivalents at beginning of period	180,143	151,622
Cash and cash equivalents at end of period	$169,771	$148,403

Supplemental disclosure of non-cash investing activities
Fair value of common stock issued for acquisition of business	$—	$71,106
Accrued costs for property and equipment purchases	$999	$631

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company, optimizing supply chains and providing outsourcing services focused on customer relationship management (“BPO CRM”). SYNNEX is headquartered in Fremont, California and has operations in North America, South America, Asia, Australia and Europe.
The Company operates in two segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes a broad range of information technology (“IT”) systems and products, and also provides systems design and integration solutions. The Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2015 and for the three months ended February 28, 2015 and 2014 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2014 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
The results of operations for the three months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2015, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014. There have been no material changes to these accounting policies. For a discussion of the significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through February 28, 2015, the Company had not experienced any losses on such deposits.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 28, 2015, such losses have been within management’s expectations.
In both the three months ended February 28, 2015 and 2014, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 24% and 28% of total revenue for the three months ended February 28, 2015 and 2014, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of February 28, 2015 and November 30, 2014, one customer consisted of 15% and 16% of the total consolidated accounts receivable balance, respectively.
Inventories
Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s systems design and integration business, and completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows to conform to current period presentation. Such reclassifications have no effect on the cash flows from operating, investing and financing activities as previously reported.
Recently issued accounting pronouncements
In January 2015, the Financial Accounting Standard Board (“FASB”) issued a new accounting standard, which eliminates from U.S. GAAP the concept of extraordinary items. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The new standard may be applied prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have an impact on the Company’s Consolidated Financial Statements.
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
Recently adopted accounting pronouncements
In July 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new accounting update was adopted by the Company in the first quarter of fiscal 2015. The adoption of this new standard did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 3—ACQUISITIONS:
Fiscal year 2014 acquisition
In fiscal year 2014, the Company acquired the assets of the customer relationship management business of International Business Machines Corporation, a New York corporation (“IBM”). The transaction was completed in phases with the initial closing completed on January 31, 2014, the second phase closing completed on April 30, 2014 and the final closing completed on September 30, 2014. The preliminary aggregate purchase price was $418,315 as of November 30, 2014, subject to certain post-closing adjustments. As of November 30, 2014, the Company was obligated to pay an amount of $40,000 in cash and had a

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

receivable of $85,126 from IBM related to working capital adjustments and other post-closing adjustments recognized in accordance with the agreement.

During the three months ended February 28, 2015, the Company recorded adjustments of $1,861 to the fair value of acquired net tangible assets and other post-closing adjustments increasing the purchase price by $7,375 with a net increase in goodwill of $5,514 and closed the measurement period in relation to the initial closing completed on January 31, 2014. The preliminary aggregated purchase price was $425,690 as of February 28, 2015. During the period, IBM paid $33,044 of the receivable due from them. As of February 28, 2015, the Company was obligated to pay $40,000 in cash and had a receivable of $44,707 from IBM.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three months ended February 28, 2015 and 2014, respectively, and the grant-date fair value of the awards:

	Three Months Ended
	February 28, 2015		February 28, 2014
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	3	$215	80	$4,544
Restricted stock units	49	3,799	46	2,704
	52	$4,014	126	$7,248
The Company recorded share-based compensation expense in the consolidated statement of operations for the three months ended February 28, 2015 and 2014 as follows:

	Three Months Ended
	February 28, 2015	February 28, 2014
Cost of revenue	$204	$—
Selling, general and administrative expenses	3,452	2,584
Total share-based compensation	3,656	2,584
Tax effect on share-based compensation	(1,323)	(939)
Net effect on net income	$2,333	$1,645

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	February 28, 2015	November 30, 2014
Short-term investments:
Trading securities	$2,037	$1,987
Held-to-maturity securities	5,747	5,141
	$7,784	$7,128

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	February 28, 2015	November 30, 2014
Accounts receivable, net:
Accounts receivable	$1,649,777	$2,163,690
Less: Allowance for doubtful accounts	(16,473)	(16,870)
Less: Allowance for sales returns	(42,567)	(55,309)
	$1,590,737	$2,091,511

	As of
	February 28, 2015	November 30, 2014
Property and equipment, net:
Land	$21,935	$38,882
Equipment and computers	235,789	126,736
Furniture and fixtures	44,382	39,512
Buildings, building improvements and leasehold improvements	180,162	147,607
Construction-in-progress	18,004	12,783
Total property and equipment, gross	500,272	365,520
Less: Accumulated depreciation	(287,336)	(164,717)
	$212,936	$200,803

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2014	$102,911	$211,302	$314,213
Additions from acquisitions, net of adjustments	—	5,514	5,514
Foreign exchange translation	(4,010)	100	(3,910)
Balance as of February 28, 2015	$98,901	$216,916	$315,817

Intangible assets, net	As of February 28, 2015			As of November 30, 2014
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$296,403	$(96,194)	$200,209	$299,439	$(83,316)	$216,123
Vendor lists	36,815	(32,102)	4,713	36,815	(31,717)	5,098
Technology	3,915	(678)	3,237	2,518	(553)	1,965
Other intangible assets	9,777	(5,403)	4,374	11,847	(5,349)	6,498
	$346,910	$(134,377)	$212,533	$350,619	$(120,935)	$229,684

Amortization expense was $14,593 and $5,697 for the three months ended February 28, 2015 and 2014, respectively.
Estimated future amortization expense of the Company's intangible assets is as follows:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Fiscal Years Ending November 30,
2015 (remaining nine months)	$38,523
2016	50,087
2017	38,372
2018	29,061
2019	18,128
thereafter	38,362
Total	$212,533

	As of
	February 28, 2015	November 30, 2014
Accrued liabilities:
Accrued compensation and benefit	$88,566	$125,733
Deferred compensation liability	2,872	2,791
Sales tax/Value-added-tax accrual	34,005	31,763
Vendor and other claims payable	65,640	54,434
Accrued customer rebate	22,080	23,702
Deferred revenue	23,938	12,064
Business acquisition holdback payable	40,000	40,000
Warranty accrual	3,587	4,796
Other accrued liabilities	93,256	96,325
Total	$373,944	$391,608
Other accrued liabilities include accrued expenses, customer credit balances, various third-party liabilities and current deferred tax liabilities.
Accumulated other comprehensive income
The components of accumulated other comprehensive income (loss), net of tax, excluding noncontrolling interests were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2014	$821	$319	$(7,768)	$(6,628)
Other comprehensive income (loss)	221	—	(16,138)	(15,917)
Balance as of February 28, 2015	$1,042	$319	$(23,906)	$(22,545)

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	February 28, 2015			November 30, 2014
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Trading securities	$1,607	$430	$2,037	$1,614	$373	$1,987
Held-to-maturity investments	5,747	—	5,747	5,141	—	5,141
	$7,354	$430	$7,784	$6,755	$373	$7,128
Long-term investments in other assets:
Available-for-sale securities	$842	$1,234	$2,076	$843	$897	$1,740
Cost-method investments	$4,560	$—	$4,560	$4,578	$—	$4,578

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
Trading securities and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on an internal valuation of the investees.
The following table summarizes the total gains recorded in “Other income, net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments:

	Three Months Ended
	February 28, 2015	February 28, 2014
Gains on trading investments	$59	$59

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
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the fair value of the Company’s foreign exchange forward contracts as of February 28, 2015 and November 30, 2014:

	Fair Value as of
Balance Sheet Line Item	February 28, 2015	November 30, 2014
Other current assets	$1,750	$4,532
Accrued liabilities	462	145
The notional amounts of the foreign exchange forward contracts that were outstanding as of February 28, 2015 and November 30, 2014 were $206,170 and $316,365, respectively. The notional amounts represent the gross amounts of foreign currency, including British Pound, Mexican Peso, Brazilian Real, Australian Dollar, Japanese Yen, Philippine Peso, Euro and Canadian Dollar, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded gains of $11,580 and $3,969 in “Other income, net” during the three months ended February 28, 2015 and 2014, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2015				As of November 30, 2014
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$24,144	$24,144	$—	$—	$29,823	$29,823	$—	$—
Restricted cash	37,654	37,654	—	—	34,269	34,269	—	—
Trading securities	2,037	2,037	—	—	1,987	1,987	—	—
Available-for-sale securities	2,076	2,076	—	—	1,740	1,740	—	—
Forward foreign currency exchange contracts	1,750	—	1,750	—	4,532	—	4,532	—
Liabilities:
Forward foreign currency exchange contracts	$462	$—	$462	$—	$145	$—	$145	$—
Acquisition-related contingent consideration	433	—	—	433	867	—	—	867

The Company's cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. Restricted cash relates primarily to temporary restrictions caused by the timing of lockbox collections under the Company's borrowing arrangements and the timing of payments under vendor agreements. The carrying values of the cash equivalents approximate fair value since they are near their maturity. Investments in trading and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.
The acquisition-related contingent consideration liability represents the future potential earn-out payments relating to an acquisition. The fair value of the contingent consideration liability is based on the Company’s probability assessment of the established profitability measures during the earn-out period ranging from one year to three years from the date of the acquisition.
The carrying values of held-to-maturity securities, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates.
During the three months ended February 28, 2015, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). The U.S. Arrangement has a maturity date of November 4, 2016. The Company’s subsidiary, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable generated by our parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of February 28, 2015 and November 30, 2014, there were $455,200 and $578,000, respectively, of borrowings outstanding under the U.S. Arrangement.
Under the terms of the U.S. Arrangement, the Company and one of the Company's United States subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company's subsidiary as security. Any borrowings under the U.S. Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company's cost of borrowing or loss of the Company's financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer the Company an alternative rate. Loss of such financing capacity could have a material adverse effect on the Company's financial condition and results of operations.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 16—Commitments and Contingencies for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 28, 2015	February 28, 2014
Net sales financed	$315,785	$281,990
Flooring fees(1)	2,076	1,569
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of February 28, 2015 and November 30, 2014, accounts receivable subject to flooring agreements were $53,900 and $93,546, respectively.
SYNNEX Infotec, the Company's Japan technology solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of February 28, 2015 and November 30, 2014 were $5,411 and $6,199, respectively.

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2015	November 30, 2014
SYNNEX U.S. securitization (See Note 9 - Accounts Receivable Arrangements)	$455,200	$578,000
SYNNEX U.S. credit agreement	256,563	279,375
SYNNEX Canada term loan and revolver	28,786	36,956
SYNNEX Infotec credit facility	67,703	53,954
Other borrowings and capital leases	31,645	32,218
Total borrowings	839,897	980,503
Less: Current portion	(579,579)	(716,257)
Non-current portion	$260,318	$264,246
SYNNEX U.S. credit agreement
The Company has a senior secured credit agreement (the “U.S. Credit Agreement”) which is comprised of a $275,000 revolving credit facility and a $225,000 term loan. The Company may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125,000. The U.S. Credit Agreement matures in November 2018.
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
The outstanding principal amount of the long term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of its United States domestic subsidiaries.
As of February 28, 2015 and November 30, 2014, $216,563 and $219,375, respectively, were outstanding under the term loan component of the U.S. Credit Agreement, and $40,000 and $60,000, respectively, were outstanding under the revolving credit facility. In addition, there was $1,500 outstanding as of both February 28, 2015 and November 30, 2014, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a group of financial institutions (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of US$5,000 for the issuance of standby letters of credit. As of both February 28, 2015 and November 30, 2014, there were no letters of credit outstanding.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate (“BA”) plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (“CDOR”) (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. $23,258 and $30,726 were outstanding under the Canadian Revolving Arrangement as of February 28, 2015 and November 30, 2014, respectively.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of February 28, 2015 and November 30, 2014 were $5,528 and $6,230, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 long-term loan and a JPY8,000,000 short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 1.40% per annum. The unused line fee on the revolving credit facility was 0.10% per annum. This credit facility expires in December 2016. As of February 28, 2015 and November 30, 2014, the balances outstanding under the credit facility were $67,703 and $53,954, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. The Company has issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders.
Other borrowings and capital leases
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2,000,000 with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of February 28, 2015 and November 30, 2014, the balances outstanding under this credit facility were $16,717 and $16,861, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of February 28, 2015 and November 30, 2014, the balances outstanding under this credit facility were $8,358 and $8,430, respectively.
As of February 28, 2015 and November 30, 2014, the Company also had $6,570 and $6,927, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Future principal payments
Future principal payments under the above loans and capital leases as of February 28, 2015 are as follows:

Fiscal Years Ending November 30,
2015	$576,574
2016	17,557
2017	73,365
2018	169,504
2019	794
Thereafter	2,103
$839,897
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $6,947 and $5,593 for the three months ended February 28, 2015 and 2014, respectively. The variable interest rates ranged between 0.57% and 4.50% during the three months ended February 28, 2015 and between 0.61% and 3.75% during the three months ended February 28, 2014, respectively.
Covenant compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, the Company has a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate.
Guarantees
The Company has issued guarantees to certain vendors, customers and lenders of its subsidiaries for trade credit lines and loans, and to a customer's lessor. In addition, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by the Company as of February 28, 2015 and November 30, 2014 were $527,125 and $353,385, respectively. The Company is obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts to their vendors or lenders or not comply with subsidiary sales agreements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated. The earnings per common share for the prior period presented below has been revised using the two-class method as described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

	Three Months Ended
	February 28, 2015	February 28, 2014
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$46,323	$38,417
Less: net income allocated to participating securities(1)	(599)	(517)
Net income attributable to SYNNEX Corporation common stockholders	$45,724	$37,900
Weighted-average number of common shares - basic	38,968	37,656
Basic earnings per common share	$1.17	$1.01

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$46,323	$38,417
Less: net income allocated to participating securities(1)	(594)	(512)
Net income attributable to SYNNEX Corporation common stockholders	$45,729	$37,905
Weighted-average number of common shares - basic	38,968	37,656
Effect of dilutive securities:
Stock options and restricted stock units	335	409
Weighted-average number of common shares-diluted	39,303	38,065
Diluted earnings per common share	$1.16	$1.00

Anti-dilutive shares excluded from diluted earnings per share calculation	4	12
_____________________________________
(1) Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.

NOTE 12—SEGMENT INFORMATION:
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
The Concentrix segment offers a portfolio of end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2015 and 2014 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended February 28, 2015
Revenue	$2,864,288	$341,762	$(3,592)	$3,202,458
Income from operations before non-operating items, income taxes and noncontrolling interest	71,250	7,578	119	78,947
Three months ended February 28, 2014
Revenue	2,902,907	126,965	(2,888)	3,026,984
Income (loss) from operations before non-operating items, income taxes and noncontrolling interest	63,531	(1,779)	198	61,950
Total assets as of February 28, 2015	$3,791,373	$1,022,887	$(705,926)	$4,108,334
Total assets as of November 30, 2014	$4,422,841	$938,450	$(648,249)	$4,713,042
Inter-segment elimination represents services and transactions generated between the Company's reportable segments that are eliminated on consolidation.
Geographic information
Shown below is summarized financial information related to the geographic areas in which the Company operated. The revenue attributable to countries is based on the geography of entities from where the products are distributed or from where customer service contracts are managed.

	Three Months Ended
	February 28, 2015	February 28, 2014
Revenue:
United States	$2,311,237	$2,187,013
Canada	349,277	393,240
Japan	288,906	349,649
Others	253,038	97,082
Total	$3,202,458	$3,026,984

	As of
	February 28, 2015	November 30, 2014
Property and equipment, net:
United States	$103,870	$100,369
Philippines	27,205	27,077
Canada	15,976	17,131
Others	65,885	56,226
Total	$212,936	$200,803
During the three months ended February 28, 2015 and 2014, no other country represented more than 10% of the total revenue. As of February 28, 2015 and November 30, 2014, no other country represented more than 10% of the total net property and equipment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both February 28, 2015 and November 30, 2014, MiTAC Holdings and its affiliates beneficially owned approximately 25% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of February 28, 2015. These shares are owned by the following entities:

As of February 28, 2015
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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $23,592 and $18,885 during the three months ended February 28, 2015 and 2014, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three months ended February 28, 2015 and 2014, totaled $420 and $862, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $31 and $16 during the three months ended February 28, 2015 and 2014, respectively.
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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of SYNNEX Infotec are covered by certain defined benefit pension plans, including a multi-employer pension plan. Full-time employees are eligible to participate in the plans on the first day of February following their date of hire and are not required to contribute to the plans.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The components of net periodic pension costs pertaining to the Company's single employer benefit plans during the three months ended February 28, 2015 and 2014 were as follows:

	Three Months Ended
	February 28, 2015	February 28, 2014
Service cost	$122	$158
Interest cost	11	35
Expected return on plan assets	(15)	(17)
Net periodic pension costs	$118	$176
During both the three months ended February 28, 2015 and 2014, the Company contributed $149 to the single-employer benefit plans.
In addition to the single employer plan, employees of SYNNEX Infotec are also covered by a multi-employer, defined benefit plan. The Company recognizes expense for this plan based on scheduled employer contributions. Consistent with generally accepted accounting principles that address participation in multi-employer plans, the Company does not recognize related plan assets or liabilities in its financial statements. The Company's contributions to the plan during the three months ended February 28, 2015 and 2014 were $147 and $275, respectively. Employees also make contributions to this plan.
The Company is in the process of withdrawing from the multi-employer plan. As of February 28, 2015, the withdrawal has been approved by both the Board of Delegates of the plan and employees of SYNNEX Infotec. The withdrawal is pending approval from regulatory authorities. To the extent that the plan assets are insufficient to address the projected benefits for past participation through the date of withdrawal, the Company may incur additional costs.
The Company has defined benefit pension and retirement plans in other geographical locations. However, these pension programs are not material either individually or in aggregate to the Consolidated Financial Statements.

NOTE 15—EQUITY:
Share repurchase program
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. To date, no purchases have been made pursuant to this program.
Dividends
The company paid cash dividends of $0.125 per share, totaling $4,869, during the first quarter of 2015. On March 31, 2015, the Company announced a cash dividend of $0.125 per share to stockholders of record as of April 17, 2015, payable on May 1, 2015. Future dividends are subject to declaration by the Board of Directors.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the three months ended February 28, 2015 and February 28, 2014 is presented below:

	Three Months Ended February 28, 2015			Three Months Ended February 28, 2014
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,653,558	$427	$1,653,985	$1,411,222	$419	$1,411,641
Issuance of common stock on exercise of options	1,022	—	1,022	2,449	—	2,449
Issuance of common stock for employee stock purchase plan	421	—	421	328	—	328
Tax benefit from employee stock plans	1,670	—	1,670	1,397	—	1,397
Taxes paid for the settlement of equity awards	(1,457)	—	(1,457)	(72)	—	(72)
Shares and employee stock awards issued for the acquisition of the IBM CRM business	—	—	—	71,233	—	71,233
Share-based compensation	3,656	—	3,656	2,584	—	2,584
Dividend declared	(4,869)	—	(4,869)	—	—	—
Comprehensive income:
Net income (loss)	46,323	(21)	46,302	38,417	41	38,458
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	221	2	223	33	(1)	32
Foreign currency translation adjustments, net of tax	(16,138)	(1)	(16,139)	(2,109)	—	(2,109)
Total other comprehensive income (loss)	(15,917)	1	(15,916)	(2,076)	(1)	(2,077)
Total comprehensive income	30,406	(20)	30,386	36,341	40	36,381
Ending balance:	$1,684,407	$407	$1,684,814	$1,525,482	$459	$1,525,941

NOTE 16—COMMITMENTS AND CONTINGENCIES:
The Company was contingently liable as of February 28, 2015 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2015 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations.
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, the Company is

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is currently not involved in any material proceedings.
In January 2014, the Company received a Civil Investigative Demand in connection with a Federal Trade Commission investigation concerning the use of a database program (the “database program”) that has operated for several years under the auspices of the Global Technology Distribution Council (“GTDC”), a trade group of which the Company is a member. Certain GTDC members who participate in the program provide sales data to a third party independent contractor chosen by the GTDC. The contractor aggregates the data and makes it available to program participants. The Company understands that other GTDC members participating in the program have received similar Civil Investigative Demands.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” “could,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs, and timing of our acquisitions, information technology demand, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, concentration of customers, our international operations, including our operations in Japan and Canada, expansion of our operations, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, investments in and growth of our Technology Solutions business, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies, our tax rates, our anti-dilution share repurchase program, statements regarding our securitization programs and revolving credit lines, and our investments in working capital, personnel facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions, our ability to successfully integrate the acquired IBM customer relationship management business and other risks factors contained in our Annual Report on Form 10-K for the year ended November 30, 2014. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, offering a comprehensive range of services to resellers, retailers, original equipment manufacturers, or OEMs, financial and insurance institutions and several other industry verticals worldwide. Our primary business process services are wholesale IT distribution and outsourcing services focused on customer relationship management, or BPO CRM. We operate in two segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems, system components, software, networking equipment, CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
We combine our core strengths in Technology Solutions with our BPO CRM services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan, Mexico and China. As of February 28, 2015, we had over 65,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 72% of our total revenue was from the United States for both the three months ended February 28, 2015 and 2014. The revenues attributable to countries are based on geographical locations from which the products are distributed and from where customer service contracts are managed.
In our Technology Solutions segment, we purchase peripherals, IT systems, system components, software, networking equipment, including CE and complementary products from our primary suppliers such as Hewlett-Packard, Lenovo, Microsoft Corporation, Asus Tek Computer Inc. and Intel Corporation, and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In Technology Solutions, we also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, within our Technology Solutions segment, we provide our customers with systems design and integration solutions for data center servers and storage solutions built specific to our customers' data center environments.
In our Concentrix segment, we provide a comprehensive range of strategic services and solutions to enhance our clients' customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums in more than 40 languages. Our portfolio of solutions and services support our clients and their customers globally.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three months ended February 28, 2015 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 and Note 2 of the financial statements.
Acquisitions
We continually seek to augment our product and service offerings through both internal expansion and strategic acquisitions of businesses and assets that complement and expand our global operational capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. Our historical acquisitions have extended the geographic reach of our operations, particularly in targeted markets, and have diversified and expanded the services we provide to our customers and OEM suppliers. Our prior acquisitions have brought us new reseller, retail and corporate customers, OEM suppliers, product lines and service offerings, expanded our service portfolio, delivery capabilities and geographic reach, deep process expertise, managerial talent and technological capabilities. We account for acquisitions using the purchase method of accounting and include acquired entities within our Consolidated Financial Statements from the closing date of the acquisition.
Fiscal year 2014 acquisition
In fiscal year 2014, we acquired the assets of the customer relationship management business of IBM. The transaction was completed in phases with the initial closing completed on January 31, 2014, the second phase closing completed on April 30, 2014 and the final closing completed on September 30, 2014, for a preliminary aggregate purchase price of $425.7 million, subject to certain post-closing adjustments. As of February 28, 2015, we were obligated to pay $40.0 million in cash and had a receivable of $44.7 million from IBM.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended
	February 28, 2015	February 28, 2014
Revenue	100.00%	100.00%
Cost of revenue	(91.00)	(93.17)
Gross profit	9.00	6.83
Selling, general and administrative expenses	(6.53)	(4.78)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.47	2.05
Interest expense and finance charges, net	(0.20)	(0.15)
Other income, net	0.00	0.10
Income from operations before income taxes and noncontrolling interest	2.27	2.00
Provision for income taxes	(0.82)	(0.73)
Net income	1.45	1.27
Net loss (income) attributable to noncontrolling interest	0.00	(0.00
Net income attributable to SYNNEX Corporation	1.45%	1.27%
Three Months Ended February 28, 2015 and 2014
Revenue

	Three Months Ended
	February 28, 2015	February 28, 2014	Percent Change
	(in thousands)
Revenue	$3,202,458	$3,026,984	5.8%
Technology Solutions revenue	2,864,288	2,902,907	(1.3)%
Concentrix revenue	341,762	126,965	169.2%
Inter-segment elimination	(3,592)	(2,888)	(24.4)%
In our Technology Solutions segment, we distribute in excess of 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. The revenue generated in our Concentrix segment relates to end-to-end business services around customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals. Inter-segment elimination represents services and transactions generated between our reportable segments that are eliminated on consolidation.
Revenue in our Technology Solutions segment during the three months ended February 28, 2015 decreased, as compared to the prior year period, due to the negative impact of foreign currency translation, primarily from the weakening of the Japanese Yen and Canadian Dollar. On a constant currency basis, revenue increased by 1.3%, primarily due to increased demand for our systems design and integration solutions, partially offset by lower sales to retail customers in the US and Japan. In addition, one of our vendors providing consumer retail products was acquired by a third party and no longer utilizes our distribution channel.
The increase in revenue in our Concentrix segment during the three months ended February 28, 2015, compared to the prior year period, was primarily due to the acquisition of the IBM CRM business on January 31, 2014, partially offset by the adverse impact of foreign currency translation primarily associated with the British Pound, Japanese Yen, Australian Dollar and Euro.
Gross Profit

	Three Months Ended
	February 28, 2015	February 28, 2014	Percent Change
	(in thousands)
Gross profit	$288,218	$206,646	39.5%
Percentage of revenue	9.00%	6.83%
Our gross profit is affected by a variety of factors, including our sources of revenue by segments, competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenues. Concentrix margins, which are generally higher than those in our Technology Solution segment, can also be impacted by additional lead time for programs to be fully scalable and transition and initial set-up costs.
The increase in our gross margin in the three months ended February 28, 2015 compared to the prior year period was primarily due to our acquisition of the IBM CRM business on January 31, 2014. In comparison to the prior year period, gross profit was adversely impacted by $9.1 million due to a longer ramp period associated with a Concentrix customer. Our gross profit in the three months ended February 28, 2015 increased by 45.5% compared to the prior year period, excluding the negative impact of foreign currency translation primarily from the weakening of the Japanese Yen, Canadian Dollar and Australian Dollar.
Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2015	February 28, 2014	Percent Change
	(in thousands)
Selling, general and administrative expenses	$209,271	$144,696	44.6%
Percentage of revenue	6.53%	4.78%
Our selling, general and administrative expense primarily consists of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include costs incurred in relation to the acquisition and integration of businesses, cost of facilities, utility expenses, professional fees, depreciation on our capital equipment, bad debt expense, amortization of our intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
The increase in our selling, general and administrative expenses in the three months ended February 28, 2015, compared to the prior year period, was primarily the result of our acquisition of the IBM CRM business in the Concentrix segment on January 31, 2014. The higher expenses were offset, in part, by $6.2 million due to the impact of foreign currency translation, primarily due to the weakening of the Canadian Dollar and the Japanese Yen.
Included in our selling, general and administrative expenses was the amortization of intangible assets of approximately $14.6 million in the three months ended February 28, 2015, compared to $5.7 million in the prior year period, primarily as a result of the acquisition of IBM's CRM business. Additionally, we incurred approximately $4.0 million in acquisition-related and integration expenses in our Concentrix segment related to the IBM CRM business acquisition in the three months ended February 28, 2015, compared to $8.9 million in the prior year period.

Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Three Months Ended
	February 28, 2015	February 28, 2014	Percent Change
	(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$78,947	$61,950	27.4%
Percentage of total revenue (operating margin)	2.47%	2.05%
Technology Solutions income from operations before non-operating items, income taxes and noncontrolling interest	71,250	63,531	12.1%
Percentage of Technology Solutions revenue (Technology Solutions operating margin)	2.49%	2.19%
Concentrix income (loss) from operations before non-operating items, income taxes and noncontrolling interest	7,578	(1,779)	526.0%
Percentage of Concentrix revenue (Concentrix operating margin)	2.22%	(1.40)%
Inter-segment eliminations	119	198	(39.9)%
The operating margins in our Technology Solutions segment during the three months ended February 28, 2015 increased from the prior year period primarily due to higher sales of system design and integration solutions and mix of products.
The operating margin of our Concentrix segment in the three months ended February 28, 2015 increased from the prior year period primarily due to the acquisition of the IBM CRM business in January 2014. The operating margin of our Concentrix segment in the three months ended February 28, 2015 was affected by $17.9 million of acquisition-related and integration expenses and intangible amortization expenses, compared to $13.6 million in the prior year period. Operating income was adversely impacted by $10.3 million due to the delayed launch of one Concentrix customer.
Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2015	February 28, 2014	Percent Change
	(in thousands)
Interest expense and finance charges, net	$6,441	$4,498	43.2%
Percentage of revenue	0.20%	0.15%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements, and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.
The increase in our interest expense during the three months ended February 28, 2015 as compared to the prior year period was primarily the result of the increase in borrowing levels primarily to fund the acquisition of the IBM CRM business on January 31, 2014, to infuse working capital into the newly acquired business and to invest in growing our Technology Solutions business.
Other Income, Net

	Three Months Ended
	February 28, 2015	February 28, 2014	Percent Change
	(in thousands)
Other income, net	$67	$2,968	(97.7)%
Percentage of revenue	0.00%	0.10%

Amounts recorded as other income, net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The decrease in other income, net in the three months ended February 28, 2015 compared to the prior year period was due to $2.9 million received from a class-action legal settlement in the prior year period.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three months ended February 28, 2015 was 36.2%, compared to 36.3% for the three months ended February 28, 2014. The effective tax rate in the three months ended February 28, 2015 slightly decreased due to the mix of income in different geographic regions.
Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and earnings being higher than anticipated in countries where we have higher statutory tax rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Net Loss (Income) Attributable to Noncontrolling Interests
Net loss (income) attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of our subsidiaries’ equity not owned by us. The change in the net income attributable to noncontrolling interests in the three months ended February 28, 2015 as compared to the prior year period was not material to our results of operations.

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
Net cash provided by operating activities was $208.2 million for the three months ended February 28, 2015, primarily due to net income of $46.3 million, adjustments for non-cash items of $30.9 million, a decrease in accounts receivables of $478.8 million and a decrease in inventories of $76.6 million. These cash inflows were partially offset by a decrease in accounts payable of $365.9 million and a decrease in accrued liabilities of $36.2 million. The decrease in accounts receivable, accounts payable and inventories was primarily due to lower revenue in our Technology Solutions segment compared to the three months ended November 30, 2014. The decrease in accrued liabilities was primarily due to the payout of fiscal year 2014 profit sharing during the three months ended February 28, 2015. The adjustments for non-cash items consist primarily of amortization, depreciation, stock-based compensation expense and the provision for doubtful accounts.
Net cash used in operating activities was $35.0 million for the three months ended February 28, 2014, primarily consisting of an increase in inventories of $136.9 million and a decrease in accounts payable of $30.7 million, partially offset by our net income of $38.5 million, adjustments for non-cash items of $15.7 million, a $52.0 million decrease in accounts receivable and a $39.8 million increase in accrued liabilities.

Net cash provided by investing activities for the three months ended February 28, 2015 was $6.9 million, primarily due to receipts of $33.0 million towards working capital and other post-closing adjustments related to the acquisition of the IBM CRM business. This cash inflow was offset, in part, by our capital expenditures during the period of $22.4 million primarily to support our growth as a result of our acquisition.
Net cash used in investing activities for the three months ended February 28, 2014 was $388.7 million, which was primarily comprised of a cash payment of $321.0 million paid at the initial closing for the acquisition of the IBM CRM business and $69.0 million toward subsequent closings. Our capital expenditures during the period were $4.3 million to support our growth and higher business volumes. These cash outflows were offset in part by a $4.1 million change in restricted cash due to the timing of our lockbox collections under our borrowing arrangements.
Net cash used in financing activities for the three months ended February 28, 2015 was $219.6 million, consisting primarily of $136.7 million net repayments of our securitization arrangements, revolving lines of credit and term loans and a $79.5 million decrease in book overdraft.
Net cash provided by financing activities for the three months ended February 28, 2014 was $418.6 million, consisting primarily of $443.7 million of net receipts on our securitization arrangement, revolving lines of credit and other credit facility arrangements. The increase in borrowings was primarily to fund the acquisition and working capital requirements of the IBM CRM business. Presently, we believe that we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
Capital Resources
Our cash and cash equivalents totaled $169.8 million and $180.1 million as of February 28, 2015 and November 30, 2014, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $162.7 million and $174.8 million as of February 28, 2015 and November 30, 2014, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe that we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
We believe that our available cash balances, the cash flows expected to be generated from operations and our existing sources of liquidity will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
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
On-Balance Sheet Arrangements
We finance our United States operations primarily with an accounts receivable securitization program, or the U.S. Arrangement. The U.S. Arrangement has a maturity date of November 4, 2016. Our subsidiary, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable generated by our parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, rate, plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of February 28, 2015 and November 30, 2014, the outstanding balances under the U.S. Arrangement were $455.2 million and $578.0 million, respectively.

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
We have a senior secured credit agreement, or the U.S. Credit Agreement, which is comprised of a $275.0 million revolving credit facility and a $225.0 million term loan. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $125.0 million. The U.S. Credit Agreement matures in November 2018. Interest on borrowings under the U.S. Credit Agreement can be based on a LIBOR rate, or a base rate, at our option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable interest period for a LIBOR loan, plus a margin which may range from 1.75% to 2.25%, based on our consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.75% to 1.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight calendar quarters ending after the term loan is made, 1.25% of the initial principal amount of the term loan, (b) for each calendar quarter ending thereafter, 2.50% of the initial principal amount of the term loan and (c) on the November 2018 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. As of February 28, 2015 and November 30, 2014, $216.6 million and $219.4 million, respectively, were outstanding under the term loan component of the U.S. Credit Agreement, and $40.0 million and $60.0 million, respectively, were outstanding under the secured revolver. In addition, there was $1.5 million outstanding as of both February 28, 2015 and November 30, 2014 in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a group of financial institutions, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. There were no letters of credit outstanding as of both February 28, 2015 and November 30, 2014. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate, or CDOR, (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. $23.3 million and $30.7 million were outstanding under the Canadian Revolving Arrangement as of February 28, 2015 and November 30, 2014, respectively.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of February 28, 2015 and November 30, 2014 were $5.5 million and 6.2 million, respectively.

SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin of 1.40% per annum. The unused line fee on the revolving credit facility was 0.10% per annum. As of February 28, 2015 and November 30, 2014, the balances outstanding under the credit facility were $67.7 million and $54.0 million, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. We have issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders. This credit facility expires in December 2016.
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2.0 billion with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of February 28, 2015 and November 30, 2014, the balances outstanding under this credit facility were $16.7 million and $16.9 million, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of both February 28, 2015 and November 30, 2014, the balance outstanding under the credit facility was $8.4 million.
As of February 28, 2015 and November 30, 2014, we also had $6.6 million and $6.9 million, respectively, outstanding in capital lease obligations primarily pertaining to SYNNEX Infotec and under arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.
Off-Balance Sheet Arrangements
In Japan, we have a factoring program under which trade accounts receivable of certain customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At February 28, 2015 and November 30, 2014, we had a total of $5.4 million and $6.2 million, respectively, of trade accounts receivable sold to and held by the financial institutions under this program.
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. Under these agreements, the financial institutions pay us the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. We are contingently liable to repurchase inventory sold under flooring agreements in the event of any default by our customers under the agreement and such inventory being repossessed by the financial institutions. There have been no repurchases through February 28, 2015 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As of February 28, 2015 and November 30, 2014, accounts receivable subject to flooring agreements were $53.9 million and $93.5 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Covenant Compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2015, we were in compliance with all material covenants for the above arrangements.
Guarantees
We issued guarantees to certain vendors, customers, lenders of our subsidiaries for trade credit lines and loans, and to a certain customer's lessor. In addition, we, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings

Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The total guarantees issued by us as of February 28, 2015 and November 30, 2014 were $527.1 million and $353.4 million, respectively. We are obligated under these guarantees to pay amounts due should its subsidiaries or customer not pay valid amounts to their vendors or lenders or not comply with subsidiary sales agreements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both February 28, 2015 and November 30, 2014, MiTAC Holdings and its affiliates beneficially owned approximately 25% of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of February 28, 2015
(in thousands)
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 372 thousand shares directly held by Matthew Miau and 224 thousand shares indirectly held by Matthew Miau through a charitable remainder trust.

(2)
Synnex Technology International Corp. ("Synnex Technology International") is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7%in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 13.6% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over us and over the outcome of all matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
We purchased inventories from MiTAC Holdings and their affiliates totaling $23.6 million and $18.9 million during the three months ended February 28, 2015 and 2014, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.4 million and $0.9 million during the three months ended February 28, 2015 and 2014, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $31,000 and $16,000 during the three months ended February 28, 2015 and 2014, respectively.
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
Recent Issued and Adopted Accounting Pronouncements
For a summary of recently issued accounting pronouncements, the anticipated effects on our consolidated financial statements and recently adopted accounting pronouncements, see Note 2 to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk for the three months ended February 28, 2015 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2014.

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

Date: April 7, 2015

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