Form 10-Q
period 2015-05-31
SYNNEX CORP
filed 2015-07-08
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2015
Common Stock, $0.001 par value	39,632,249

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	May 31, 2015	November 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$215,505	$180,143
Restricted cash	27,517	34,269
Short-term investments	5,587	7,128
Accounts receivable, net	1,692,087	2,091,511
Receivable from related parties	108	332
Inventories	1,246,498	1,398,463
Current deferred tax assets	33,563	34,310
Other current assets	88,150	153,833
Total current assets	3,309,015	3,899,989
Property and equipment, net	222,504	200,803
Goodwill	312,878	314,213
Intangible assets, net	196,396	229,684
Deferred tax assets	12,251	10,790
Other assets	61,876	57,563
Total assets	$4,114,920	$4,713,042
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$81,121	$716,257
Accounts payable	1,231,085	1,585,606
Payable to related parties	4,145	5,129
Accrued liabilities	336,253	391,608
Income taxes payable	7,519	23,129
Total current liabilities	1,660,123	2,721,729
Long-term borrowings	654,607	264,246
Long-term liabilities	60,001	60,215
Deferred tax liabilities	11,801	12,867
Total liabilities	2,386,532	3,059,057
Commitments and contingencies (Note 16)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,070 and 39,847 shares issued as of May 31, 2015 and November 30, 2014, respectively	40	40
Additional paid-in capital	398,351	384,625
Treasury stock, 976 and 923 shares as of May 31, 2015 and November 30, 2014, respectively	(36,904)	(32,723)
Accumulated other comprehensive loss	(30,144)	(6,628)
Retained earnings	1,396,608	1,308,244
Total SYNNEX Corporation stockholders’ equity	1,727,951	1,653,558
Noncontrolling interest	437	427
Total equity	1,728,388	1,653,985
Total liabilities and equity	$4,114,920	$4,713,042
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Revenue	$3,253,785	$3,453,535	$6,456,243	$6,480,519
Cost of revenue	(2,953,726)	(3,174,521)	(5,867,966)	(5,994,859)
Gross profit	300,059	279,014	588,277	485,660
Selling, general and administrative expenses	(210,698)	(210,931)	(419,969)	(355,627)
Income before non-operating items, income taxes and noncontrolling interest	89,361	68,083	168,308	130,033
Interest expense and finance charges, net	(5,815)	(6,160)	(12,256)	(10,658)
Other income (expense), net	(1,584)	(197)	(1,517)	2,771
Income before income taxes and noncontrolling interest	81,962	61,726	154,535	122,146
Provision for income taxes	(30,052)	(22,147)	(56,323)	(44,109)
Net income	51,910	39,579	98,212	78,037
Net income attributable to noncontrolling interest	(36)	(28)	(15)	(69)
Net income attributable to SYNNEX Corporation	$51,874	$39,551	$98,197	$77,968
Earnings per share attributable to SYNNEX Corporation:
Basic	$1.31	$1.01	$2.49	$2.01
Diluted	$1.30	$1.00	$2.47	$2.00
Weighted-average common shares outstanding:
Basic	39,054	38,663	39,011	38,165
Diluted	39,343	39,011	39,323	38,544
Cash dividends declared per share	$0.13	$—	$0.25	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net income	$51,910	$39,579	$98,212	$78,037
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $(79) and $(202) for the three and six months ended May 31, 2015, respectively, and $0 for both the three and six months ended May 31, 2014	141	230	364	262
Change in unrealized gain of defined benefit plan, net of tax of $0 for both the three and six months ended May 31, 2015, and $(60) for both the three and six months ended May 31, 2014	—	114	—	114
Unrealized losses on cash flow hedges, net of tax of $733 for both the three and six months ended May 31, 2015, and $0 for both the three and six months ended May 31, 2014	(1,154)	—	(1,154)	—
Foreign currency translation adjustments, net of tax of $38 and $1,132 for the three and six months ended May 31, 2015, respectively, and $(287) and $235 for the three and six months ended May 31, 2014, respectively	(6,592)	11,049	(22,731)	8,940
Other comprehensive income (loss)	(7,605)	11,393	(23,521)	9,316
Comprehensive income:	44,305	50,972	74,691	87,353
Comprehensive income attributable to noncontrolling interest	(30)	(31)	(10)	(71)
Comprehensive income attributable to SYNNEX Corporation	$44,275	$50,941	$74,681	$87,282

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2015	May 31, 2014
Cash flows from operating activities:
Net income	$98,212	$78,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	22,280	14,856
Amortization of intangible assets	28,055	20,863
Share-based compensation	7,377	5,632
Provision for doubtful accounts	2,550	2,974
Tax benefits from employee stock plans	3,588	2,806
Excess tax benefit from share-based compensation	(3,618)	(2,758)
Deferred income taxes	(1,110)	3,362
Gains on investments	(50)	(96)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	369,475	(200,060)
Receivable from related parties	223	(486)
Inventories	133,400	(332,143)
Other assets	(29,588)	(27,894)
Accounts payable	(256,095)	111,058
Payable to related parties	(981)	12,133
Accrued liabilities	(33,024)	103,911
Other liabilities	(5,121)	8,063
Net cash provided by (used in) operating activities	335,573	(199,742)
Cash flows from investing activities:
Purchases of trading investments	(83)	(528)
Proceeds from sale of trading investments	2,105	3,453
Purchases of term deposits	(5,689)	(8,817)
Proceeds from maturity of term deposits	5,079	8,683
Acquisition of businesses, net of cash acquired	65,297	(390,433)
Purchases of property and equipment	(45,331)	(20,269)
Repayments received of loans and deposits to third parties	546	1,509
Proceeds from sale of cost investment	—	1,877
Changes in restricted cash	6,736	2,208
Net cash provided by (used in) investing activities	28,660	(402,317)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	1,924,139	2,085,743
Payments of securitization and revolving line of credit	(2,567,069)	(1,652,964)
Proceeds from term loans, net of issuance cost	408,299	225,000
Payments of term loans and capital leases	(6,009)	(519)
Dividends paid	(9,833)	—
Excess tax benefit from share-based compensation	3,618	2,758
Decrease in book overdraft	(78,263)	(1,567)
Payments of acquisition-related contingent consideration	(170)	(5,136)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	(1,394)	2,888
Net cash provided by (used in) financing activities	(326,682)	656,203
Effect of exchange rate changes on cash and cash equivalents	(2,189)	(1,171)
Net increase in cash and cash equivalents	35,362	52,973
Cash and cash equivalents at beginning of period	180,143	151,622
Cash and cash equivalents at end of period	$215,505	$204,595

Supplemental disclosure of non-cash investing activities
Fair value of common stock issued for acquisition of business	$—	$71,106
Accrued costs for property and equipment purchases	$4,786	$618

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company headquartered in Fremont, California and has operations in North America, South America, Asia, Australia and Europe.
The Company operates in two segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes a broad range of information technology (“IT”) systems and products and also provides systems design and integration solutions. The Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2015 and for the three and six months ended May 31, 2015 and 2014 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2014 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
The results of operations for the three months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2015, or any future period and the Company makes no representations related thereto.

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
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing and the compositions and maturities of which are regularly monitored by management. Through May 31, 2015, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2015, such losses have been within management’s expectations.
In both the three and six months ended May 31, 2015 and 2014, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 24% of total revenue for both the three and six months ended May 31, 2015, and for approximately 25% and 26% of total revenue for the three and six months ended May 31, 2014, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of both May 31, 2015 and November 30, 2014, one customer consisted of 16% of the total consolidated accounts receivable balance.
Inventories
Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s systems design and integration business, and completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows to conform to current period presentation. Such reclassifications have no effect on either consolidated total assets or the cash flows from operating, investing and financing activities as previously reported.
Recently issued accounting pronouncements
In April 2015, the Financial Accounting Standard Board (“FASB”) issued a new guidance to customers about whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard may be applied prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements upon the adoption of this new standard.
In April 2015, the FASB issued a new accounting standard that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a retrospective basis. The Company does not expect the adoption of this standard to have a material impact on the Company's Consolidated Financial Statements.
In January 2015, the FASB issued a new accounting standard, which eliminates from U.S. GAAP the concept of extraordinary items. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The new standard may be applied prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have an impact on the Company’s Consolidated Financial Statements.
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
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new accounting update was adopted by the Company in the first quarter of fiscal 2015. The adoption of this new standard did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 3—ACQUISITIONS:
Fiscal year 2014 acquisition
In fiscal year 2014, the Company acquired the assets of the customer relationship management business of International Business Machines Corporation, a New York corporation (“IBM”). The transaction was completed in phases with the initial closing completed on January 31, 2014, the second phase closing completed on April 30, 2014 and the final closing completed on September 30, 2014 for an aggregate preliminary purchase price of $418,315 as of November 30, 2014, subject to certain post-closing adjustments. During the six months ended May 31, 2015 the Company recorded adjustments of $1,157 to the fair value of acquired net tangible assets and other post-closing adjustments increasing the purchase price by $7,375 with a net increase in goodwill of $6,218 and closed the measurement period in relation to the initial and second closings completed on January 31, 2014 and April 30, 2014, respectively. The aggregate purchase price was $425,690 as of May 31, 2015.
As of May 31, 2015 and November 30, 2014, the Company was obligated to pay an amount of $28,164 and $40,000, respectively, in cash and had a receivable of $737 and $85,126, respectively from IBM related to working capital adjustments and other post-closing adjustments recognized in accordance with the agreement.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2015 and 2014, and the grant-date fair value of the awards:

	Three Months Ended				Six Months Ended
	May 31, 2015		May 31, 2014		May 31, 2015		May 31, 2014
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	14	$1,059	18	$1,158	17	$1,274	98	$5,702
Restricted stock units	—	—	7	500	49	3,799	53	3,204
	14	$1,059	25	$1,658	66	$5,073	151	$8,906
The Company recorded share-based compensation expense in the consolidated statement of operations for the three and six months ended May 31, 2015 and 2014 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Cost of revenue	$217	$—	$421	$—
Selling, general and administrative expenses	3,504	3,048	6,956	5,632
Total share-based compensation	3,721	3,048	7,377	5,632
Tax effect on share-based compensation	(1,366)	(1,095)	(2,689)	(2,034)
Net effect on net income	$2,355	$1,953	$4,688	$3,598

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	May 31, 2015	November 30, 2014
Short-term investments:
Trading securities	$—	$1,987
Held-to-maturity securities	5,587	5,141
	$5,587	$7,128

	As of
	May 31, 2015	November 30, 2014
Accounts receivable, net:
Accounts receivable	$1,743,854	$2,163,690
Less: Allowance for doubtful accounts	(16,143)	(16,870)
Less: Allowance for sales returns	(35,624)	(55,309)
	$1,692,087	$2,091,511

	As of
	May 31, 2015	November 30, 2014
Property and equipment, net:
Land	$21,990	$22,402
Equipment and computers	174,924	157,931
Furniture and fixtures	41,079	38,113
Buildings, building improvements and leasehold improvements	148,805	134,291
Construction-in-progress	17,071	12,783
Total property and equipment, gross	403,869	365,520
Less: Accumulated depreciation	(181,365)	(164,717)
	$222,504	$200,803

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2014	$102,911	$211,302	$314,213
Additions from acquisitions, net of adjustments	—	6,218	6,218
Foreign exchange translation	(4,228)	(3,325)	(7,553)
Balance as of May 31, 2015	$98,683	$214,195	$312,878

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of May 31, 2015			As of November 30, 2014
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$293,544	$(108,661)	$184,883	$299,439	$(83,316)	$216,123
Vendor lists	36,815	(32,486)	4,329	36,815	(31,717)	5,098
Technology	3,866	(928)	2,938	2,518	(553)	1,965
Other intangible assets	9,781	(5,535)	4,246	11,847	(5,349)	6,498
	$344,006	$(147,610)	$196,396	$350,619	$(120,935)	$229,684

Amortization expense was $13,462 and $28,055 for the three and six months ended May 31, 2015, respectively, and $15,166 and $20,863 for the three and six months ended May 31, 2014, respectively.
Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2015 (remaining six months)	$24,724
2016	49,414
2017	37,857
2018	28,671
2019	17,884
thereafter	37,846
Total	$196,396

	As of
	May 31, 2015	November 30, 2014
Accrued liabilities:
Accrued compensation and benefit	$107,933	$125,733
Sales tax/Value-added-tax accrual	15,055	31,763
Vendor and other claims payable	49,931	54,434
Accrued customer rebates	19,469	23,702
Deferred revenue	9,953	12,064
Business acquisition holdback payable	28,164	40,000
Other accrued liabilities	105,748	103,912
Total	$336,253	$391,608
Other accrued liabilities include accrued expenses, customer credit balances, various third-party liabilities and current deferred tax liabilities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Accumulated other comprehensive loss:
The components of accumulated other comprehensive income (loss), net of tax, excluding noncontrolling interests were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized losses on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2014	$821	$319	$—	$(7,768)	$(6,628)
Other comprehensive income (loss)	362	—	(1,154)	(22,724)	(23,516)
Balance as of May 31, 2015	$1,183	$319	$(1,154)	$(30,492)	$(30,144)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	May 31, 2015			November 30, 2014
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Trading securities	$—	$—	$—	$1,614	$373	$1,987
Held-to-maturity investments	5,587	—	5,587	5,141	—	5,141
	$5,587	$—	$5,587	$6,755	$373	$7,128
Long-term investments in other assets:
Available-for-sale securities	$820	$1,410	$2,230	$843	$897	$1,740
Cost-method investments	$4,555	$—	$4,555	$4,578	$—	$4,578

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
The following table summarizes the total gains recorded in “Other income (expense), net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Gains (losses) on trading investments	$(9)	$255	$50	$314

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest rate risk, equity risk and credit risk. The Company’s transactions in most of its foreign operations are primarily denominated in local currency. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

legal entity's functional currency. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset a portion of the risk on expected future cash flows, on net investments in certain foreign subsidiaries and on certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative are recorded in the Consolidated Statements of Operations as “Other income (expense), net” or as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets, as discussed below.
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
In May 2015, the Company entered into interest rate swaps with an aggregate notional amount of $400,000 to economically convert a portion of its variable-rate debt to fixed-rate debt. The effective portions of cash flow hedges are recorded in “Accumulated other comprehensive income” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Other income (expense), net” in the same period as the related expense is recognized. The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in “Other income (expense), net.”
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in “Accumulated other comprehensive income” associated with such derivative instruments are reclassified immediately into “Other income (expense), net.” Any subsequent changes in fair value of such derivative instruments are reflected in “Other income (expense), net” unless they are re-designated as hedges of other transactions.
Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair value of the Company’s derivative instruments are also disclosed in Note 8.
The following table summarizes the fair value of the Company’s outstanding derivative instruments as of May 31, 2015 and November 30, 2014:

	Fair Value as of
Balance Sheet Line Item	May 31, 2015	November 30, 2014
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$2,057	$4,532
Accrued liabilities	$202	$145
Derivative instruments designated as cash flow hedges
Interest rate swaps
Accrued liabilities	$264	$—
Long-term liabilities	$1,623	$—
The notional amounts of the foreign exchange forward contracts that were outstanding as of May 31, 2015 and November 30, 2014 were $198,660 and $316,365, respectively. The notional amounts represent the gross amounts of foreign currency, including Canadian Dollar, British Pound, Mexican Peso, Brazilian Real, Philippine Peso, Japanese Yen, Euro and Australian Dollar, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded gains (losses) of $154 and $11,734 in “Other income (expense), net” during the three and six months ended May 31, 2015, respectively, and $(2,807) and $1,162 during the three and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

six months ended on May 31, 2014, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
For the three and six months ended May 31, 2015, the Company recorded a loss before tax of $1,887 in other comprehensive income related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. For the three and six months ended May 31, 2015, there was no hedge ineffectiveness related to these derivative instruments. For the three and six months ended May 31, 2015, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to, occur; nor are there any anticipated in the normal course of business within the next twelve months. There were no derivatives designated as hedging instruments during the three and six months ended May 31, 2014.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $333 each as of May 31, 2015 and $145 each as of November 30, 2014.

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2015				As of November 30, 2014
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$54,822	$54,822	$—	$—	$29,823	$29,823	$—	$—
Restricted cash	27,517	27,517	—	—	34,269	34,269	—	—
Trading securities	—	—	—	—	1,987	1,987	—	—
Available-for-sale securities	2,230	2,230	—	—	1,740	1,740	—	—
Forward foreign currency exchange contracts	2,057	—	2,057	—	4,532	—	4,532	—
Liabilities:
Forward foreign currency exchange contracts	$202	$—	$202	$—	$145	$—	$145	$—
Interest rate swaps	1,887	—	1,887	—	—	—	—	—
Acquisition-related contingent consideration	433	—	—	433	867	—	—	867

The Company's cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. Restricted cash relates primarily to temporary restrictions caused by the timing of lockbox collections under the Company's borrowing arrangements and the timing of payments under vendor agreements. The carrying values of the cash equivalents approximate fair value since they are near their maturity. Investments in trading and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values for interest rate swaps are based on mid-market prices provided by the banks or counterparties.
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
During the three and six months ended May 31, 2015 and 2014, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). The U.S. Arrangement has a maturity date of November 4, 2016. The Company’s subsidiary, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable generated by our parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of May 31, 2015, there were no borrowings outstanding under the U.S. Arrangement. $578,000 was outstanding as of November 30, 2014.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net sales financed	$299,473	$351,439	$615,258	$633,429
Flooring fees(1)	2,081	1,922	4,157	3,492
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of May 31, 2015 and November 30, 2014, accounts receivable subject to flooring agreements were $62,040 and $93,546, respectively.
SYNNEX Infotec, the Company's Japan technology solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of May 31, 2015 and November 30, 2014 were $6,807 and $6,199, respectively.

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2015	November 30, 2014
SYNNEX U.S. securitization (See Note 9 - Accounts Receivable Arrangements)	$—	$578,000
SYNNEX U.S. credit agreement	625,000	279,375
SYNNEX Canada term loan and revolver	13,440	36,956
SYNNEX Infotec credit facility	68,471	53,954
Other borrowings and capital leases	28,817	32,218
Total borrowings	735,728	980,503
Less: Current portion	(81,121)	(716,257)
Non-current portion	$654,607	$264,246
SYNNEX U.S. credit agreement
In November 2013, the Company entered into a senior secured credit agreement (the “U.S. Credit Agreement”) which was comprised of a $275,000 revolving credit facility and a $225,000 term loan. In May 2015, the U.S. Credit Agreement was amended to increase the term loan to $625,000. The Company may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $350,000. The U.S. Credit Agreement matures in May 2020.
Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.50% to 2.25%, based on the Company's consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the U.S. Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which may range from 0.50% to 1.25%, based on the Company's consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement.
The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight full calendar quarters ending after the U.S. Credit Agreement amendment entered into May 2015, 1.25% of the amended principal amount of the term loan, (b) for each of the next four calendar quarters ending thereafter, 1.875% of

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

the amended principal amount of the term loan, (c) for each calendar quarter ending thereafter, 2.50% of the amended principal amount of the term loan and (d) on the May 2020 maturity date of the term loan, the outstanding principal amount of the term loan. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of its United States domestic subsidiaries.
As of May 31, 2015 and November 30, 2014, balances outstanding under the term loan component of the U.S. Credit Agreement were $625,000 and $219,375, respectively. There were no borrowings outstanding under the revolving credit facility as of May 31, 2015 and $60,000 was outstanding as of November 30, 2014. In addition, there was $1,500 outstanding as of both May 31, 2015 and November 30, 2014, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a group of financial institutions (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 and includes an accordion feature to increase the maximum commitment by an additional CAD25,000 to CAD125,000, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of both May 31, 2015 and November 30, 2014, there were no letters of credit outstanding.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate (“BA”) plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (“CDOR”) (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. Balances outstanding under the Canadian Revolving Arrangement were $8,047 and $30,726 as of May 31, 2015 and November 30, 2014, respectively.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of May 31, 2015 and November 30, 2014 were $5,393 and $6,230, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000. The credit agreement is comprised of a JPY6,000,000 term loan and a JPY8,000,000 short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 1.40% per annum. The unused line fee on the revolving credit facility was 0.10% per annum. This credit facility expires in December 2016. As of May 31, 2015 and November 30, 2014, the balances outstanding under the credit facility were $68,471 and $53,954, respectively. The term loan can be repaid at any time prior to expiration date without penalty. The Company has issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders.
Other borrowings and capital leases
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2,000,000 with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of May 31, 2015 and November 30, 2014, the balances outstanding under this credit facility were $16,111 and $16,861, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

SYNNEX Infotec has a short-term revolving credit facility of JPY1,000,000 with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of May 31, 2015 and November 30, 2014, the balances outstanding under this credit facility were $8,056 and $8,430, respectively.
As of May 31, 2015 and November 30, 2014, the Company also had $4,650 and $6,927, respectively, in obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec and outstanding capital lease obligations.
Future principal payments
Future principal payments under the above loans and capital leases as of May 31, 2015 are as follows:

Fiscal Years Ending November 30,
2015	$65,142
2016	31,931
2017	84,206
2018	51,538
2019	63,298
Thereafter	439,613
$735,728
Interest expense and finance charges
Total interest expense and finance charges for the Company's borrowings were $6,203 and $13,150 for the three and six months ended May 31, 2015, respectively, and $6,708 and $12,301 for the three and six months ended May 31, 2014, respectively. The variable interest rates ranged between 0.59% and 4.50% and 0.57% and 4.50% during the three and six months ended May 31, 2015, respectively, and between 0.61% and 4.25% during both the three and six months ended May 31, 2014.
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
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated. The earnings per common share for the prior periods presented below has been revised using the two-class method as described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$51,874	$39,551	$98,197	$77,968
Less: net income allocated to participating securities(1)	(631)	(551)	(1,223)	(1,076)
Net income attributable to SYNNEX Corporation common stockholders	$51,243	$39,000	$96,974	$76,892
Weighted-average number of common shares - basic	39,054	38,663	39,011	38,165
Basic earnings per common share	$1.31	$1.01	$2.49	$2.01

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$51,874	$39,551	$98,197	$77,968
Less: net income allocated to participating securities(1)	(627)	(547)	(1,215)	(1,066)
Net income attributable to SYNNEX Corporation common stockholders	$51,247	$39,004	$96,982	$76,902
Weighted-average number of common shares - basic	39,054	38,663	39,011	38,165
Effect of dilutive securities:
Stock options and restricted stock units	289	348	312	379
Weighted-average number of common shares-diluted	39,343	39,011	39,323	38,544
Diluted earnings per common share	$1.30	$1.00	$2.47	$2.00

Anti-dilutive shares excluded from diluted earnings per share calculation	1	9	3	10
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
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Summarized financial information related to the Company’s reportable business segments for the three months ended May 31, 2015 and 2014 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2015
Revenue	$2,915,557	$341,805	$(3,577)	$3,253,785
Income from operations before non-operating items, income taxes and noncontrolling interest	80,230	9,012	119	89,361
Three months ended May 31, 2014
Revenue	3,162,998	293,482	(2,945)	3,453,535
Income (loss) from operations before non-operating items, income taxes and noncontrolling interest	70,134	(2,169)	118	68,083
Six months ended May 31, 2015
Revenue	$5,779,845	$683,567	$(7,169)	$6,456,243
Income from operations before non-operating items, income taxes and noncontrolling interest	151,480	16,590	238	168,308
Six months ended May 31, 2014
Revenue	6,065,905	420,447	(5,833)	6,480,519
Income (loss) from operations before non-operating items, income taxes and noncontrolling interest	133,665	(3,948)	316	130,033
Total assets as of May 31, 2015	$3,845,843	$1,015,474	$(746,397)	$4,114,920
Total assets as of November 30, 2014	4,422,841	938,450	(648,249)	4,713,042
Inter-segment elimination represents services and transactions generated between the Company's reportable segments that are eliminated on consolidation.
Geographic information
Shown below is summarized financial information related to the geographic areas in which the Company operates. The revenue attributable to countries is based on the geography of entities from where the products are distributed or from where customer service contracts are managed.

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Revenue:
United States	$2,385,956	$2,435,672	$4,697,193	$4,622,685
Canada	349,443	402,381	698,720	795,621
Japan	266,621	384,006	555,527	733,655
Others	251,765	231,476	504,803	328,558
Total	$3,253,785	$3,453,535	$6,456,243	$6,480,519

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	May 31, 2015	November 30, 2014
Property and equipment, net:
United States	$105,435	$100,369
Philippines	28,402	27,077
Others	88,667	73,357
Total	$222,504	$200,803
During the three and six months ended May 31, 2015 and 2014, no other country represented more than 10% of the total revenue. As of May 31, 2015 and November 30, 2014, no other country represented more than 10% of the total net property and equipment.

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both May 31, 2015 and November 30, 2014, MiTAC Holdings and its affiliates beneficially owned approximately 25% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of May 31, 2015. These shares are owned by the following entities:

As of May 31, 2015
MiTAC Holdings (1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 373 shares directly held by Matthew Miau and 224 shares indirectly held by Mathew Miau through a charitable remainder trust.

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

MiTAC Holdings generally has significant influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $20,508 and $44,100 during the three and six months ended May 31, 2015, respectively, and totaling $32,615 and $51,500 during the three and six months ended May 31, 2014, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three and six months ended May 31, 2015 totaled $307 and $727, respectively, and during the three and six months ended on May 31, 2014 totaled $1,028 and $1,861, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $31 and $62 during the three and six months ended May 31, 2015, respectively, and $29 and $75 during the three and six months ended May 31, 2014, respectively.
The Company’s business relationship with MiTAC Holdings has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. The Company negotiates

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
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
The components of net periodic pension costs pertaining to the SYNNEX Infotec single employer benefit plan during the three and six months ended May 31, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Service cost	$114	$345	$236	$552
Interest cost	10	159	21	227
Expected return on plan assets	(14)	(17)	(29)	(34)
Amortization of net loss	—	140	—	176
Net periodic pension costs	$110	$627	$228	$921
During the three and six months ended May 31, 2015, SYNNEX Infotec contributed $151 and $300, respectively, to the single-employer benefit plan. During the three and six months ended May 31, 2014, SYNNEX Infotec contributed $312 and $461, respectively, to the single-employer benefit plan.
In addition to the single employer plan, employees of SYNNEX Infotec are also covered by a multi-employer, defined benefit plan. The Company recognizes expense for this plan based on scheduled employer contributions. Consistent with generally accepted accounting principles that address participation in multi-employer plans, the Company does not recognize related plan assets or liabilities in its financial statements. The Company's contributions to the plan during the three and six months ended May 31, 2015 were $147 and $294, respectively, and during the three and six months ended May 31, 2014 were $302 and $577. Employees also make contributions to this plan.
The Company is in the process of withdrawing from the multi-employer plan. Subsequent to May 31, 2015, the withdrawal has been approved by the employees of SYNNEX Infotec. The withdrawal is pending approval from both the Board of Delegates of the plan and the regulatory authorities. To the extent that the plan assets are insufficient to address the projected benefits for past participation through the date of withdrawal, the Company may incur additional costs up to $3,000.
The Company has defined benefit pension and retirement plans in other geographical locations. However, these pension programs are not material either individually or in aggregate to the Consolidated Financial Statements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 15—EQUITY:
Share repurchase program
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2015, no purchases had been made pursuant to this program.
Dividends
The company paid cash dividends of $0.125 and $0.25 per share, totaling $4,964 and $9,833, during the three and six months ended May 31, 2015, respectively. On June 25, 2015, the Company announced a cash dividend of $0.125 per share to stockholders of record as of July 17, 2015, payable on July 31, 2015. Future dividends are subject to declaration by the Board of Directors.
Changes in equity
A reconciliation of the changes in equity for the six months ended May 31, 2015 and May 31, 2014 is presented below:

	Six Months Ended May 31, 2015			Six Months Ended May 31, 2014
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,653,558	$427	$1,653,985	$1,411,222	$419	$1,411,641
Issuance of common stock on exercise of options	1,772		1,772	3,809	—	3,809
Issuance of common stock for employee stock purchase plan	1,015	—	1,015	789	—	789
Tax benefit from employee stock plans	3,588	—	3,588	2,806	—	2,806
Taxes paid for the settlement of equity awards	(4,181)	—	(4,181)	(1,710)	—	(1,710)
Shares issued for the acquisition of the IBM CRM business	—	—	—	71,106	—	71,106
Share-based compensation	7,351	—	7,351	5,632	—	5,632
Dividend declared	(9,833)	—	(9,833)	—	—	—
Comprehensive income:
Net income	98,197	15	98,212	77,968	69	78,037
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	362	2	364	261	1	262
Change in unrealized gain (loss) in defined benefit plans, net of tax	—	—	—	114	—	114
Unrealized loss on cash flow hedges, net of tax	(1,154)	—	(1,154)	—	—	—
Foreign currency translation adjustments, net of tax	(22,724)	(7)	(22,731)	8,939	1	8,940
Total other comprehensive income (loss)	(23,516)	(5)	(23,521)	9,314	2	9,316
Total comprehensive income	74,681	10	74,691	87,282	71	87,353
Ending balance:	$1,727,951	$437	$1,728,388	$1,580,936	$490	$1,581,426

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2025. Future minimum rental obligations under noncancellable lease agreements as of May 31, 2015 were as follow:

Fiscal Years Ending November 30,
2015 (remaining six months)	$34,125
2016	52,639
2017	43,495
2018	35,331
2019	27,618
Thereafter	67,519
Total minimum lease payments	$260,727
The Company was contingently liable as of May 31, 2015 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2015 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations.
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
Guarantees
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs and timing of our acquisitions, including our acquisition of the customer relationship management business of International Business Machines Corporation, or "IBM", information technology demand, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventories, competition with Synnex Technology International Corp., our future needs for additional financing and the likely sources for such funding, concentration of customers, our international operations, including our operations in Japan and Canada, expansion of our operations, including our Concentrix business, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our current and long term capital needs, the use of cash held by our foreign subsidiaries, our contractual obligations, resolution of contingencies, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies, our tax rates, our anti-dilution share repurchase program, statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions, our ability to successfully integrate the acquired IBM customer relationship management business and other risks factors contained in our Annual Report on Form 10-K for the year ended November 30, 2014. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
We combine our core strengths in Technology Solutions with our BPO CRM services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan, Mexico and China. As of May 31, 2015, we had over 65,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 73% of our total revenue was from the United States for both the three and six months ended May 31, 2015, and approximately 71% for both the three and six months ended May 31, 2014. The revenues attributable to countries are based on geographical locations from which the products are distributed and from where customer service contracts are managed.
In our Technology Solutions segment, we purchase peripherals, IT systems, system components, software, networking equipment, including CE and complementary products from our primary suppliers such as Hewlett-Packard, Lenovo, Asus Tek Computer Inc., Microsoft Corporation and Intel Corporation, and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. In Technology Solutions, we also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, within our Technology Solutions segment, we provide our customers with systems design and integration solutions for data center servers and storage solutions built specific to our customers' data center environments.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three and six months ended May 31, 2015 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 and Note 2 of the financial statements.
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
Fiscal year 2014 acquisition
In fiscal year 2014, we acquired the assets of the customer relationship management business of IBM. The transaction was completed in phases with the initial closing completed on January 31, 2014, the second phase closing completed on April 30, 2014 and the final closing completed on September 30, 2014, for an aggregate purchase price of $425.7 million. As of May 31, 2015, we were obligated to pay $28.2 million in cash and had a receivable of $0.7 million from IBM.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(90.78)	(91.92)	(90.89)	(92.51)
Gross profit	9.22	8.08	9.11	7.49
Selling, general and administrative expenses	(6.47)	(6.11)	(6.50)	(5.48)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.75	1.97	2.61	2.01
Interest expense and finance charges, net	(0.18)	(0.18)	(0.20)	(0.16)
Other income (expense), net	(0.05)	(0.01)	(0.02)	0.04
Income from operations before income taxes and noncontrolling interest	2.52	1.78	2.39	1.89
Provision for income taxes	(0.93)	(0.64)	(0.87)	(0.68)
Net income	1.59	1.14	1.52	1.21
Net income attributable to noncontrolling interest	(0.00)	(0.00)	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.59%	1.14%	1.52%	1.21%
Three and Six Months Ended May 31, 2015 and 2014
Revenue

	Three Months Ended			Six Months Ended
	May 31, 2015	May 31, 2014	Percent Change	May 31, 2015	May 31, 2014	Percent Change
	(in thousands)			(in thousands)
Revenue	$3,253,785	$3,453,535	(5.8)%	$6,456,243	$6,480,519	(0.4)%
Technology Solutions revenue	2,915,557	3,162,998	(7.8)%	5,779,845	6,065,905	(4.7)%
Concentrix revenue	341,805	293,482	16.5%	683,567	420,447	62.6%
Inter-segment elimination	(3,577)	(2,945)	21.5%	(7,169)	(5,833)	22.9%
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
Revenue in our Technology Solutions segment during the three and six months ended May 31, 2015 decreased, compared to the prior year periods, primarily due to the loss of a significant vendor providing consumer retail products, as a result of its acquisition by a third party, and the negative impact of foreign currency translation, primarily from the weakening of the Japanese Yen and Canadian Dollar. This decrease was partially offset by increased demand for our systems design and integration solutions.
The increase in revenue in our Concentrix segment during the three and six months ended May 31, 2015, compared to the prior year periods, was primarily due to the full period impact of the acquisition of the IBM CRM business with the initial closing completed on January 31, 2014 and the second closing completed on April 30, 2014, partially offset by the adverse impact of foreign currency translation of $23.9 million and $40.8 million, respectively, for the three and six months ended

May 31, 2015, primarily associated with the Japanese Yen, the Australian Dollar, the British Pound and Euro. Adjusting for foreign currency translation and the acquisition of the IBM CRM business, revenue in our Concentrix segment increased 10.2% and 5.8% for the three and six months ended May 31, 2015, respectively, compared to the prior year periods, due to additional customer contract signings and increased volumes from existing customers.
Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2015	May 31, 2014	Percent Change	May 31, 2015	May 31, 2014	Percent Change
	(in thousands)			(in thousands)
Gross profit	$300,059	$279,014	7.5%	$588,277	$485,660	21.1%
Gross margin	9.22%	8.08%		9.11%	7.49%
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
Gross margin during the three months and six months ended May 31, 2015 increased from the prior year periods primarily due to favorable product and service mix and higher gross margin in our Technology Solutions segment.
Gross profit and gross margin in our Technology Solutions segment increased during the three and six months ended May 31, 2015, compared to the prior year periods, primarily due to strong product pricing, foreign currency exchange benefits associated with our system design and integration solutions and lower inventory reserve provision. This increase in gross profit during the three and six months ended May 31, 2015 was partially offset by lower gross profit from consumer sales in the U.S. and in Japan and the translation loss of foreign exchange rates, primarily due to the weakening of the Canadian Dollar and the Japanese Yen.
Gross profit in our Concentrix segment during the three and six months ended May 31, 2015 increased from the prior year periods primarily due to the full period impact of our acquisition of the IBM CRM business with the initial closing completed on January 31, 2014 and the second closing completed on April 30, 2014. Gross profit and gross margin were adversely affected by foreign exchange and losses of $6.3 million and $15.3 million for the three and six months ended May 31, 2015, respectively, due to the delayed launch associated with one of our customers.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2015	May 31, 2014	Percent Change	May 31, 2015	May 31, 2014	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$210,698	$210,931	(0.1)%	$419,969	$355,627	18.1%
Percentage of revenue	6.47%	6.11%		6.50%	5.48%
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
The decrease in our selling, general and administrative expenses in the three months ended May 31, 2015, compared to the prior year period, was due to the favorable impact of foreign currency translation, primarily from the weakening of the Japanese Yen, the Canadian Dollar and Euro. In constant currency, our selling, general and administrative expenses increased in the three months ended May 31, 2015, compared to prior year period, primarily due to the completion of the second phase of IBM CRM business acquisition on April 30, 2014 in the Concentrix segment. In addition, we incurred approximately $2.0 million in acquisition-related and integration expenses in our Concentrix segment related to the IBM CRM business acquisition during the three months ended May 31, 2015, compared to $15.7 million during the three months ended May 31, 2014.
The increase in our selling, general and administrative expenses in the six months ended May 31, 2015, compared to the prior year period, was primarily the result of the full period impact of our acquisition of the IBM CRM business in the Concentrix segment in fiscal year 2014. The higher expenses were partially offset by the favorable impact of foreign currency translation, primarily due to the weakening of the Japanese Yen and the Canadian Dollar. We incurred approximately $6.0 million in acquisition-related and integration expenses in our Concentrix segment related to the IBM CRM business acquisition during the six months ended May 31, 2015, compared to $24.7 million during the six months ended May 31, 2014.
Included in our selling, general and administrative expenses was the amortization of intangible assets of approximately $13.2 million and $27.6 million during the three and six months ended May 31, 2015, respectively, compared to $13.2 million and $16.9 million during the three and six months ended May 31, 2014, respectively, primarily as a result of the acquisition of the IBM CRM business.
Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Three Months Ended			Six Months Ended
	May 31, 2015	May 31, 2014	Percent Change	May 31, 2015	May 31, 2014	Percent Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$89,361	$68,083	31.3%	$168,308	$130,033	29.4%
Percentage of total revenue (operating margin)	2.75%	1.97%		2.61%	2.01%
Technology Solutions income from operations before non-operating items, income taxes and noncontrolling interest	80,230	70,134	14.4%	151,480	133,665	13.3%
Percentage of Technology Solutions revenue (Technology Solutions operating margin)	2.75%	2.22%		2.62%	2.20%
Concentrix income (loss) from operations before non-operating items, income taxes and noncontrolling interest	9,012	(2,169)	515.5%	16,590	(3,948)	520.2%
Percentage of Concentrix revenue (Concentrix operating margin)	2.64%	(0.74)%		2.43%	(0.94)%
Inter-segment eliminations	119	118	0.8%	238	316	(24.7)%
The operating income and margin in our Technology Solutions segment during the three and six months ended May 31, 2015 increased from the prior year periods primarily due to our product mix, favorable product pricing and operational efficiencies.
The operating income and margin of our Concentrix segment in the three and six months ended May 31, 2015 improved from the prior year periods primarily due to the full period impact of the acquisition of the IBM CRM business in the prior year. We incurred $14.8 million and $32.8 million of acquisition-related and integration expenses and intangible amortization expenses, during the three and six months ended May 31, 2015, respectively, compared to $30.0 million and $43.6 million during the three and six months ended May 31, 2014, respectively, which favorably impacted our operating margin. Operating income was adversely impacted by approximately $7.4 million and $17.7 million of loss due to the delayed launch associated with one of our Concentrix customers for the three and six months ended May 31, 2015, respectively.

Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2015	May 31, 2014	Percent Change	May 31, 2015	May 31, 2014	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$5,815	$6,160	(5.6)%	$12,256	$10,658	15.0%
Percentage of revenue	0.18%	0.18%		0.20%	0.16%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements, and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.
The decrease in our interest expense and finance charges, net during the three months ended May 31, 2015 compared to the prior year period was primarily the result of a decrease in borrowing levels.
The increase in our interest expense and finance charges, net during the six months ended May 31, 2015 compared to the prior year period was primarily due to higher flooring charges in the current year period of $0.7 million and the interest income of $0.8 million from multi-year contracts in our Mexico operations in the prior year period.
Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2015	May 31, 2014	Percent Change	May 31, 2015	May 31, 2014	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$(1,584)	$(197)	704.1%	$(1,517)	$2,771	(154.7)%
Percentage of revenue	(0.05)%	(0.01)%		(0.02)%	0.04%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The decrease in other income (expense), net in the three months ended May 31, 2015 compared to the prior year period was due to higher foreign currency losses of $1.4 million.
The decrease in other income (expense), net in the six months ended May 31, 2015 compared to the prior year period was due to higher foreign currency losses of $1.6 million and $2.9 million received from a class-action legal settlement in the prior year period.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and six months ended May 31, 2015 was 36.7% and 36.4%, respectively, compared to 35.9% and 36.1% for the three and six months ended May 31, 2014, respectively. The effective tax rate for the three and six months ended May 31, 2015 increased due to the mix of income in different geographic regions.
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

Net Loss (Income) Attributable to Noncontrolling Interests
Net loss (income) attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of our subsidiaries’ equity not owned by us. The change in the net income attributable to noncontrolling interests in the three and six months ended May 31, 2015 as compared to the prior year period was not material to our results of operations.

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
Net cash provided by operating activities was $335.6 million for the six months ended May 31, 2015, primarily due to net income of $98.2 million, adjustments for non-cash items of $59.1 million, a decrease in accounts receivables of $369.5 million and a decrease in inventories of $133.4 million. These cash inflows were partially offset by a decrease in accounts payable of $256.1 million, a decrease in accrued liabilities of $33.0 million and an increase in other assets of $29.6 million. The decrease in accounts receivable, accounts payable and inventories was primarily due to lower revenue in our Technology Solutions segment during the three months ended May 31, 2015 compared to the three months ended November 30, 2014. The adjustments for non-cash items consist primarily of amortization, depreciation, tax benefit from employee stock plans, stock-based compensation expense and the provision for doubtful accounts.
Net cash used in operating activities was $199.7 million for the six months ended May 31, 2014, primarily due to an increase in inventories of $332.1 million and accounts receivables of $200.1 million. These cash outflows were partially offset by our net income of $78.0 million, adjustments for non-cash items of $47.6 million, an increase in accounts payable of $111.1 million and an increase in accrued liabilities of $103.9 million. The increase in inventories was primarily due to the growth of our Technology Solutions segment. The increase in accounts receivables was the result of the receivables from the newly acquired IBM CRM business. The increase in accounts payable and accrued liabilities was primarily due to the newly acquired IBM CRM business. The adjustments for non-cash items consist primarily of depreciation, amortization and stock-based compensation expense.
Net cash provided by investing activities for the six months ended May 31, 2015 was $28.7 million, primarily due to the receipt of $65.3 million towards working capital and other post-closing adjustments related to the acquisition of the IBM CRM business. This cash inflow was offset, in part, by our capital expenditures during the period of $45.3 million primarily to support our Concentrix segment growth.
Net cash used in investing activities for the six months ended May 31, 2014 was $402.3 million, which was primarily due to a cash payment of $390.4 million for the acquisition of the IBM CRM business. Our capital expenditures during the period were $20.3 million to support our growth and higher business volumes. These cash outflows were offset in part by $2.9 million of proceeds from the sale of our trading investments, net of purchases and a $2.2 million change in restricted cash due to the timing of our lockbox collections under our borrowing arrangements.
Net cash used in financing activities for the six months ended May 31, 2015 was $326.7 million, consisting primarily of $642.9 million net repayments of our securitization arrangements and revolving lines of credit and a $78.3 million decrease in book overdraft, partially offset by $408.3 million of proceeds from an increase in our term loan, net of issuance cost.

Net cash provided by financing activities for the six months ended May 31, 2014 was $656.2 million, consisting primarily of $657.8 million of net receipts on our securitization arrangement, revolving lines of credit and other credit facility arrangements. The increase in borrowings was primarily to fund the acquisition and working capital requirements of the newly acquired CRM business from IBM and our systems design and integration services business. These cash inflows were partially offset by payment of contingent consideration of $5.1 million and a decrease in our book overdraft of $1.6 million.
Capital Resources
Our cash and cash equivalents totaled $215.5 million and $180.1 million as of May 31, 2015 and November 30, 2014, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $165.0 million and $174.8 million as of May 31, 2015 and November 30, 2014, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe that we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
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
On-Balance Sheet Arrangements
In the United States, we have an accounts receivable securitization program, or the U.S. Arrangement. The U.S. Arrangement has a maturity date of November 4, 2016. Our subsidiary, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable generated by our parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, rate, plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of May 31, 2015, there were no outstanding balances under the U.S. Arrangement, and there was $578.0 million outstanding as of November 30, 2014.
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
We have a senior secured credit agreement, or the U.S. Credit Agreement, which is comprised of a $275.0 million revolving credit facility and a $625.0 million term loan. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $350.0 million. The U.S. Credit Agreement matures in May 2020. Interest on borrowings under the U.S. Credit Agreement can be based on a LIBOR rate, or a base rate, at our option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable interest period for a LIBOR loan, plus a margin which may range from 1.50% to 2.25%, based on our consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.50% to 1.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight full calendar quarters ending after the U.S. Credit Agreement amendment entered into May 2015, 1.25% of the amended principal amount of the term loan, (b) for each of the next four calendar quarters ending thereafter, 1.875% of the amended principal amount of the term loan, (c) for each calendar quarter ending thereafter, 2.50% of the amended principal amount of the term loan and (d) on the May 2020 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. As of May 31, 2015 and November 30, 2014, $625.0 million and $219.4 million, respectively, were outstanding under the term loan component of the U.S. Credit Agreement. There were no borrowings outstanding under the secured revolver as of May 31, 2015. $60.0 million was outstanding as of November 30, 2014. In addition, there was $1.5 million outstanding as of both May 31, 2015 and November 30, 2014 in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a group of financial institutions, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million to CAD125.0 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. There were no letters of credit outstanding as of both May 31, 2015 and November 30, 2014. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate, or CDOR, (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. $8.0 million and $30.7 million were outstanding under the Canadian Revolving Arrangement as of May 31, 2015 and November 30, 2014, respectively.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of May 31, 2015 and November 30, 2014 were $5.4 million and $6.2 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion. The credit agreement is comprised of a JPY6.0 billion long-term loan and a JPY8.0 billion short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin of 1.40% per annum. The unused line fee on the revolving credit facility was 0.10% per annum. As of May 31, 2015 and November 30, 2014, the balances outstanding under the credit facility were $68.5 million and $54.0 million, respectively. The long-term loan can be repaid at any time prior to expiration date without penalty. We have issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders. This credit facility expires in December 2016.
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2.0 billion with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of May 31, 2015 and November 30, 2014, the balances outstanding under this credit facility were $16.1 million and $16.9 million, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1.0 billion with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of

May 31, 2015 and November 30, 2014, the balances outstanding under the credit facility were $8.1 million and $8.4 million, respectively.
As of May 31, 2015 and November 30, 2014, we also had $4.7 million and $6.9 million, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.
Off-Balance Sheet Arrangements
In Japan, we have a factoring program under which trade accounts receivable of certain customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At May 31, 2015 and November 30, 2014, we had a total of $6.8 million and $6.2 million, respectively, of trade accounts receivable sold to and held by the financial institutions under this program.
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. Under these agreements, the financial institutions pay us the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. We are contingently liable to repurchase inventory sold under flooring agreements in the event of any default by our customers under the agreement and such inventory being repossessed by the financial institutions. There have been no repurchases through May 31, 2015 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As of May 31, 2015 and November 30, 2014, accounts receivable subject to flooring agreements were $62.0 million and $93.5 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Covenant Compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2015, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under the above loans, capital leases and operating lease arrangements. The following table summarizes our contractual obligations at May 31, 2015 (prepared on a fiscal year basis with the remaining six months of fiscal 2015 representing the less than 1 year obligations):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$735,680	$65,094	$116,137	$114,836	$439,613
Interest on debt	88,152	8,077	35,283	34,815	9,977
Non-cancellable capital leases	48	48	—	—	—
Non-cancellable operating leases	260,727	34,125	96,134	62,949	67,519
Total	$1,084,607	$107,344	$247,554	$212,600	$517,109

We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited.
We are contingently liable under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on a floor plan financing arrangement by our customers. As of May 31, 2015 and November 30, 2014, accounts receivable subject to flooring agreements were $62.0 million and $93.5 million, respectively.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both May 31, 2015 and November 30, 2014, MiTAC Holdings and its affiliates beneficially owned approximately 25% of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2015
(in thousands)
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 373 thousand shares directly held by Matthew Miau and 224 thousand shares indirectly held by Matthew Miau through a charitable remainder trust.

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

MiTAC Holdings generally has significant influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
We purchased inventories from MiTAC Holdings and their affiliates totaling $20.5 million and $44.1 million during the three and six months ended May 31, 2015, respectively, and totaling $32.6 million and $51.5 million during the three and six months ended May 31, 2014, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.3 million and $0.7 million during the three and six months ended May 31, 2015, respectively, and totaled $1.0 million and $1.9 million during the three and six months ended May 31, 2014, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $31,000 and $62,000 during the three and six months ended May 31, 2015, respectively, and $29,000 and $75,000 during the three and six months ended May 31, 2014, respectively.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
To manage interest rate risk on the U.S. dollar-denominated floating-rate term loan maturing in 2020, the Company entered into interest rate swaps with an aggregate notional amount of $400 million, which effectively converted the floating rate debt to a fixed interest rate. Notwithstanding the above, there have been no material changes in our quantitative and qualitative disclosures about market risk for the six months ended May 31, 2015 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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

10.1
Second Amendment to Credit Agreement, dated May 21, 2015, by and among SYNNEX Corporation, the subsidiaries of SYNNEX Corporation named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as agent. (incorporated herein by reference to Exhibit 10.1 to SYNNEX’s Current Report on Form 8-K filed on May 22, 2015).

10.2
Fifth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of June 16, 2015, by and among SIT Funding Corporation, SYNNEX Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia.

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

Date: July 8, 2015

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Second Amendment to Credit Agreement, dated May 21, 2015, by and among SYNNEX Corporation, the subsidiaries of SYNNEX Corporation named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as agent. (incorporated herein by reference to Exhibit 10.1 to SYNNEX’s Current Report on Form 8-K filed on May 22, 2015).

10.2
Fifth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of June 16, 2015, by and among SIT Funding Corporation, SYNNEX Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia.

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