Form 10-Q
period 2015-08-31
SYNNEX CORP
filed 2015-10-05
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2015
Common Stock, $0.001 par value	39,569,858

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	August 31, 2015	November 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$308,076	$180,143
Restricted cash	64,910	34,269
Short-term investments	5,387	7,128
Accounts receivable, net	1,579,736	2,091,511
Receivable from related parties	117	332
Inventories	1,326,751	1,398,463
Current deferred tax assets	33,470	34,310
Other current assets	95,782	153,833
Total current assets	3,414,229	3,899,989
Property and equipment, net	236,192	200,803
Goodwill	306,843	314,213
Intangible assets, net	180,609	229,684
Deferred tax assets	14,598	10,790
Other assets	62,049	57,563
Total assets	$4,214,520	$4,713,042
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under securitization, term loans and lines of credit	$89,917	$716,257
Accounts payable	1,267,738	1,585,606
Payable to related parties	7,729	5,129
Accrued compensation and benefits	117,761	125,733
Other accrued liabilities	237,948	265,875
Income taxes payable	16,869	23,129
Total current liabilities	1,737,962	2,721,729
Long-term borrowings	647,594	264,246
Long-term liabilities	67,308	60,215
Deferred tax liabilities	11,871	12,867
Total liabilities	2,464,735	3,059,057
Commitments and contingencies (Note 16)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,168 and 39,847 shares issued as of August 31, 2015 and November 30, 2014, respectively	40	40
Additional paid-in capital	404,755	384,625
Treasury stock, 1,109 and 923 shares as of August 31, 2015 and November 30, 2014, respectively	(46,644)	(32,723)
Accumulated other comprehensive loss	(48,676)	(6,628)
Retained earnings	1,439,857	1,308,244
Total SYNNEX Corporation stockholders’ equity	1,749,332	1,653,558
Noncontrolling interest	453	427
Total equity	1,749,785	1,653,985
Total liabilities and equity	$4,214,520	$4,713,042
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Revenue	$3,332,537	$3,535,202	$9,788,780	$10,015,721
Cost of revenue	(3,041,759)	(3,235,480)	(8,909,725)	(9,230,339)
Gross profit	290,778	299,722	879,055	785,382
Selling, general and administrative expenses	(209,499)	(220,920)	(629,468)	(576,547)
Income before non-operating items, income taxes and noncontrolling interest	81,279	78,802	249,587	208,835
Interest expense and finance charges, net	(6,794)	(7,602)	(19,050)	(18,260)
Other income (expense), net	(150)	(548)	(1,667)	2,223
Income before income taxes and noncontrolling interest	74,335	70,652	228,870	192,798
Provision for income taxes	(26,164)	(25,647)	(82,487)	(69,756)
Net income	48,171	45,005	146,383	123,042
Net income attributable to noncontrolling interest	—	(19)	(15)	(88)
Net income attributable to SYNNEX Corporation	$48,171	$44,986	$146,368	$122,954
Earnings per share attributable to SYNNEX Corporation:
Basic	$1.22	$1.15	$3.71	$3.16
Diluted	$1.21	$1.14	$3.68	$3.13
Weighted-average common shares outstanding:
Basic	39,082	38,753	39,035	38,363
Diluted	39,328	39,068	39,325	38,720
Cash dividends declared per share	$0.13	$—	$0.38	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Net income	$48,171	$45,005	$146,383	$123,042
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax of $115 and $(87) for the three and nine months ended August 31, 2015, respectively, and $0 for both the three and nine months ended August 31, 2014	(209)	247	155	509
Change in unrealized gains of defined benefit plan, net of tax of $0 for both the three and nine months ended August 31, 2015, and $(48) and $(108) for the three and nine months ended August 31, 2014	—	95	—	209
Unrealized losses on cash flow hedges, net of tax of $408 and $1,141 for the three and nine months ended August 31, 2015, respectively, and $0 for both the three and nine months ended August 31, 2014	(643)	—	(1,797)	—
Foreign currency translation adjustments, net of tax of $1,145 and $2,277 for the three and nine months ended August 31, 2015, respectively, and $64 and $299 for the three and nine months ended August 31, 2014, respectively	(17,676)	(7,362)	(40,407)	1,578
Other comprehensive income (loss)	(18,528)	(7,020)	(42,049)	2,296
Comprehensive income:	29,643	37,985	104,334	125,338
Comprehensive income attributable to noncontrolling interest	(4)	(16)	(14)	(87)
Comprehensive income attributable to SYNNEX Corporation	$29,639	$37,969	$104,320	$125,251

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2015	August 31, 2014
Cash flows from operating activities:
Net income	$146,383	$123,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	35,305	25,170
Amortization of intangible assets	41,771	38,427
Share-based compensation	10,678	9,224
Provision for doubtful accounts	1,856	4,723
Tax benefits from employee stock plans	4,893	3,747
Excess tax benefit from share-based compensation	(4,941)	(3,689)
Deferred income taxes	(1,701)	1,939
Gains on investments	(50)	(383)
Unrealized exchange losses	14,995	—
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	481,200	(246,120)
Receivable from related parties	215	(803)
Inventories	47,362	(355,839)
Other assets	(31,986)	(39,825)
Accounts payable	(206,980)	21,765
Payable to related parties	2,604	6,205
Accrued liabilities	12,968	160,307
Other liabilities	2,850	5,501
Net cash provided by (used in) operating activities	557,422	(246,609)
Cash flows from investing activities:
Purchases of trading investments	(88)	(593)
Proceeds from sale of trading investments	2,105	3,475
Purchases of term deposits	(6,907)	(8,817)
Proceeds from maturity of term deposits	6,741	8,683
Acquisition of businesses, net of cash acquired	37,299	(390,433)
Purchases of property and equipment	(71,495)	(40,221)
Loans and deposits to third parties, net of payments received	(794)	2,265
Proceeds from sale of cost investment	—	1,877
Changes in restricted cash	(30,733)	(16,676)
Net cash used in investing activities	(63,872)	(440,440)
Cash flows from financing activities:
Proceeds from securitization and revolving line of credit	2,200,307	3,022,167
Payments of securitization and revolving line of credit	(2,843,232)	(2,559,329)
Proceeds from term loans, net of issuance cost	408,299	225,000
Payments of term loans and capital leases	(6,193)	(3,582)
Dividends paid	(14,755)	—
Excess tax benefit from share-based compensation	4,941	3,689
Decrease in book overdraft	(88,081)	(21,045)
Payments of acquisition-related contingent consideration	(170)	(5,136)
Proceeds from issuance of common stock, net of taxes paid for settlement of equity awards	(550)	4,053
Repurchases of common stock	(8,736)	—
Net cash provided by (used in) financing activities	(348,170)	665,817
Effect of exchange rate changes on cash and cash equivalents	(17,447)	(2,726)
Net increase (decrease) in cash and cash equivalents	127,933	(23,958)
Cash and cash equivalents at beginning of period	180,143	151,622
Cash and cash equivalents at end of period	$308,076	$127,664

Supplemental disclosure of non-cash investing activities
Fair value of common stock issued for acquisition of business	$—	$71,106
Accrued costs for property and equipment purchases	$8,924	$1,168

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2015 and 2014
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2015 and for the three and nine months ended August 31, 2015 and 2014 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2014 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
The results of operations for the three months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2015, or any future period and the Company makes no representations related thereto.

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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing and the compositions and maturities of which are regularly monitored by management. Through August 31, 2015, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through August 31, 2015, such losses have been within management’s expectations.
In both the three and nine months ended August 31, 2015 and 2014, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, Hewlett-Packard Company (“HP”), accounted for approximately 27% and 25% of total revenue for the three and nine months ended August 31, 2015, respectively, and for approximately 25% and 26% of total revenue for the three and nine months ended August 31, 2014, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of August 31, 2015, no customer exceeded 10% of the total consolidated accounts receivable balance. As of November 30, 2014, one customer consisted of 16% of the total consolidated accounts receivable balance.
Inventories
Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s systems design and integration business, and completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows to conform to current period presentation. These reclassifications had no effect on the previously reported current and total assets or liabilities or the cash flows from operating, investing and financing activities.
Recently issued accounting pronouncements
In July 2015, the Financial Accounting Standard Board (“FASB”) issued a new accounting standard that simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued new guidance to customers about whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard may be applied prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued a new accounting standard that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. In August 2015, the FASB clarified that for a line-of-credit arrangement, a company can continue to defer and present the debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a retrospective basis. The Company does not expect the adoption of this standard to have a material impact on the Company's Consolidated Financial Statements.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB amended this accounting standard and postponed the implementation date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application for fiscal years, and interim periods within those years, beginning after December 15, 2016 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2019. The Company is currently evaluating the impact on its Consolidated Financial Statements upon the adoption of this new standard.
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

NOTE 3—ACQUISITIONS:
Fiscal year 2014 acquisition
In fiscal year 2014, the Company acquired the assets of the customer relationship management business of International Business Machines Corporation, a New York corporation (“IBM”). The transaction was completed in phases with the initial closing completed on January 31, 2014, the second phase closing completed on April 30, 2014 and the final closing completed on September 30, 2014 for an aggregate preliminary purchase price of $418,315 as of November 30, 2014, subject to certain post-closing adjustments. During the nine months ended August 31, 2015, the Company recorded adjustments which increased the purchase price by $7,375, resulting in an adjusted purchase price of $425,690 as of August 31, 2015. These adjustments increased the fair value of acquired net tangible assets by $1,157 and increased goodwill by $6,218. The Company closed the measurement period in relation to the initial and second closings on January 31, 2015 and April 30, 2015, respectively.
As of August 31, 2015 and November 30, 2014, the Company was obligated to pay an amount of $0 and $40,000, respectively, in cash and had a receivable of $609 and $85,126, respectively, from IBM related to working capital adjustments and other post-closing adjustments recognized in accordance with the acquisition agreement.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2015 and 2014, and the grant-date fair value of the awards:

	Three Months Ended				Nine Months Ended
	August 31, 2015		August 31, 2014		August 31, 2015		August 31, 2014
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	1	$90	3	$229	18	$1,364	102	$5,931
Restricted stock units	—	—	—	—	49	3,799	53	3,204
	1	$90	3	$229	67	$5,163	155	$9,135
The Company recorded share-based compensation expense in the consolidated statement of operations for the three and nine months ended August 31, 2015 and 2014 as follows:

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Cost of revenue	$158	$197	$579	$413
Selling, general and administrative expenses	3,143	3,395	10,099	8,811
Total share-based compensation	3,301	3,592	10,678	9,224
Tax effect on share-based compensation	(1,159)	(1,303)	(3,848)	(3,337)
Net effect on net income	$2,142	$2,289	$6,830	$5,887

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	August 31, 2015	November 30, 2014
Short-term investments:
Trading securities	$—	$1,987
Held-to-maturity securities	5,387	5,141
	$5,387	$7,128

	As of
	August 31, 2015	November 30, 2014
Accounts receivable, net:
Accounts receivable	$1,632,865	$2,163,690
Less: Allowance for doubtful accounts	(14,930)	(16,870)
Less: Allowance for sales returns	(38,199)	(55,309)
	$1,579,736	$2,091,511

	As of
	August 31, 2015	November 30, 2014
Property and equipment, net:
Land	$21,671	$22,402
Equipment and computers	191,604	157,931
Furniture and fixtures	42,614	38,113
Buildings, building improvements and leasehold improvements	162,394	134,291
Construction-in-progress	6,127	12,783
Total property and equipment, gross	424,410	365,520
Less: Accumulated depreciation	(188,218)	(164,717)
	$236,192	$200,803

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2014	$102,911	$211,302	$314,213
Additions from acquisitions, net of adjustments	—	6,218	6,218
Foreign exchange translation	(6,141)	(7,447)	(13,588)
Balance as of August 31, 2015	$96,770	$210,073	$306,843

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of August 31, 2015			As of November 30, 2014
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$290,216	$(120,300)	$169,916	$299,439	$(83,316)	$216,123
Vendor lists	36,815	(32,871)	3,944	36,815	(31,717)	5,098
Technology	7,053	(1,303)	5,750	2,518	(553)	1,965
Other intangible assets	6,597	(5,598)	999	11,847	(5,349)	6,498
	$340,681	$(160,072)	$180,609	$350,619	$(120,935)	$229,684

Amortization expense was $13,716 and $41,771 for the three and nine months ended August 31, 2015, respectively, and $17,564 and $38,427 for the three and nine months ended August 31, 2014, respectively.
Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2015 (remaining three months)	$10,883
2016	48,854
2017	37,428
2018	28,346
2019	17,681
thereafter	37,417
Total	$180,609
Accumulated other comprehensive loss:
The components of accumulated other comprehensive income (loss), net of tax, excluding noncontrolling interests were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized losses on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2014	$821	$319	$—	$(7,768)	$(6,628)
Other comprehensive income (loss)	155	—	(1,797)	(40,406)	(42,048)
Balance as of August 31, 2015	$976	$319	$(1,797)	$(48,174)	$(48,676)

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	August 31, 2015			November 30, 2014
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Trading securities	$—	$—	$—	$1,614	$373	$1,987
Held-to-maturity investments	5,387	—	5,387	5,141	—	5,141
	$5,387	$—	$5,387	$6,755	$373	$7,128
Long-term investments in other assets:
Available-for-sale securities	$845	$1,120	$1,965	$843	$897	$1,740
Cost-method investments	$4,555	$—	$4,555	$4,578	$—	$4,578

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
The following table summarizes the total gains recorded in “Other income (expense), net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments:

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Gains on trading investments	$—	$69	$50	$383

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
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change.
In May 2015, the Company entered into interest rate swaps with an aggregate notional amount of $400,000 to economically convert a portion of its variable-rate debt to fixed-rate debt. The effective portions of cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Other income (expense), net” in the same period as the related expense is recognized. The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in “Other income (expense), net.”
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in “Accumulated other comprehensive income (loss)” associated with such derivative instruments are reclassified immediately into “Other income (expense), net.” Any subsequent changes in fair value of such derivative instruments are reflected in “Other income (expense), net” unless they are re-designated as hedges of other transactions.
Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair values of the Company’s derivative instruments are also disclosed in Note 8.
The following table summarizes the fair value of the Company’s outstanding derivative instruments as of August 31, 2015 and November 30, 2014:

	Fair Value as of
Balance Sheet Line Item	August 31, 2015	November 30, 2014
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$3,080	$4,532
Other accrued liabilities	$1,622	$145
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other accrued liabilities	$133	$—
Long-term liabilities	$2,804	$—
The notional amounts of the foreign exchange forward contracts that were outstanding as of August 31, 2015 and November 30, 2014 were $245,784 and $316,365, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, British Pound, Indian Rupee, Mexican Peso, Brazilian Real, Philippine Peso, Euro and South Korean Won, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded gains (losses) of $3,518 and $15,252 in “Other income (expense), net” during the three and nine months ended August 31, 2015, respectively, and $2,315 and $3,477 during the three and nine months ended on August 31, 2014, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
For the three and nine months ended August 31, 2015, the Company recorded a loss before tax of $1,050 and $2,937, respectively, in other comprehensive income related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. For the three and nine months ended August 31, 2015, there was no hedge ineffectiveness related to these derivative instruments. For the three and nine months ended August 31, 2015, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to, occur; nor are there any anticipated in the normal course of business within the next twelve months. There were no derivatives designated as hedging instruments during the three and nine months ended August 31, 2014.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $2,300 each as of August 31, 2015 and $145 each as of November 30, 2014.

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2015				As of November 30, 2014
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$160,959	$160,959	$—	$—	$29,823	$29,823	$—	$—
Restricted cash	64,910	64,910	—	—	34,269	34,269	—	—
Trading securities	—	—	—	—	1,987	1,987	—	—
Available-for-sale securities	1,965	1,965	—	—	1,740	1,740	—	—
Forward foreign currency exchange contracts	3,080	—	3,080	—	4,532	—	4,532	—
Liabilities:
Forward foreign currency exchange contracts	$1,622	$—	$1,622	$—	$145	$—	$145	$—
Interest rate swaps	2,937	—	2,937	—	—	—	—	—
Acquisition-related contingent consideration	433	—	—	433	867	—	—	867

The Company's cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. Restricted cash relates primarily to temporary restrictions caused by the timing of lockbox collections under the Company's borrowing arrangements and the timing of payments under vendor agreements. The carrying values of the cash equivalents approximate fair value since they are near their maturity. Investments in trading and available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2015 and November 30, 2014.
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
For the three and nine months ended August 31, 2015 and 2014
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
During the three and nine months ended August 31, 2015 and 2014, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company primarily finances its United States operations with an accounts receivable securitization program (the “U.S. Arrangement”). The U.S. Arrangement has a maturity date of November 4, 2016. The Company’s subsidiary, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable generated by the parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of August 31, 2015, there were no borrowings outstanding under the U.S. Arrangement. As of November 30, 2014, $578,000 was outstanding.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Net sales financed	$324,725	$380,687	$939,983	$1,014,116
Flooring fees(1)	2,064	2,344	6,221	5,836
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of August 31, 2015 and November 30, 2014, accounts receivable subject to flooring agreements were $56,424 and $93,546, respectively.
SYNNEX Infotec, the Company's Japan technology solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of August 31, 2015 and November 30, 2014 were $4,050 and $6,199, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2015	November 30, 2014
SYNNEX U.S. securitization (See Note 9 - Accounts Receivable Arrangements)	$—	$578,000
SYNNEX U.S. credit agreement	625,000	279,375
SYNNEX Canada term loan and revolver	4,956	36,956
SYNNEX Infotec credit facility	79,188	53,954
Other borrowings and capital leases	28,367	32,218
Total borrowings	737,511	980,503
Less: Current portion	(89,917)	(716,257)
Non-current portion	$647,594	$264,246
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
The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight full calendar quarters ending after the U.S. Credit Agreement amendment entered in May 2015, 1.25% of the amended principal amount of the term loan, (b) for each of the next four calendar quarters ending thereafter, 1.875% of the amended principal amount of the term loan, (c) for each calendar quarter ending thereafter, 2.50% of the amended principal amount of the term loan and (d) on the May 2020 maturity date of the term loan, the outstanding principal amount of the term loan. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of its United States domestic subsidiaries.
As of August 31, 2015 and November 30, 2014, balances outstanding under the term loan component of the U.S. Credit Agreement were $625,000 and $219,375, respectively. There were no borrowings outstanding under the revolving credit facility as of August 31, 2015 and $60,000 was outstanding as of November 30, 2014. In addition, there was $1,500 outstanding as of both August 31, 2015 and November 30, 2014, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a group of financial institutions (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000, or $76,092, and includes an accordion feature to increase the maximum commitment by an additional CAD25,000, or $19,023, to CAD125,000, or $95,115, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of both August 31, 2015 and November 30, 2014, there were no letters of credit outstanding.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate (“BA”) plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (“CDOR”) (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. There were no borrowings outstanding under the Canadian Revolving Arrangement as of August 31, 2015 and $30,726 was outstanding as of November 30, 2014.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. As of August 31, 2015 and November 30, 2014, the balances outstanding on the term loan were $4,956 and $6,230, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $115,483. The credit agreement is comprised of a JPY6,000,000, or $49,493, term loan and a JPY8,000,000, or $65,990, short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 1.40% per annum. The unused line fee on the revolving credit facility was 0.10% per annum. This credit facility expires in December 2016. As of August 31, 2015 and November 30, 2014, the balances outstanding under the credit facility were $79,188 and $53,954, respectively. The term loan can be repaid at any time prior to expiration date without penalty. The Company has issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders.
Other borrowings and capital leases
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2,000,000, or $16,498, with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of August 31, 2015 and November 30, 2014, the balances outstanding under this credit facility were $16,497 and $16,861, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1,000,000, or $8,249, with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of August 31, 2015 and November 30, 2014, the balances outstanding under this credit facility were $8,249 and $8,430, respectively.
As of August 31, 2015 and November 30, 2014, the Company also had $3,621 and $6,927, respectively, in obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec and outstanding capital lease obligations.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Future principal payments
Future principal payments under the above loans and capital leases as of August 31, 2015 are as follows:

Fiscal Years Ending November 30,
2015	$65,991
2016	31,905
2017	85,340
2018	51,510
2019	63,263
Thereafter	439,502
$737,511
Interest expense and finance charges
Total interest expense and finance charges for the Company's borrowings were $7,152 and $20,302 for the three and nine months ended August 31, 2015, respectively, and $8,252 and $20,553 for the three and nine months ended August 31, 2014, respectively. The variable interest rates ranged between 0.60% and 4.25% and 0.57% and 4.50% during the three and nine months ended August 31, 2015, respectively, and between 0.55% and 4.25% during both the three and nine months ended August 31, 2014.
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
For the three and nine months ended August 31, 2015 and 2014
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

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$48,171	$44,986	$146,368	$122,954
Less: net income allocated to participating securities(1)	(528)	(592)	(1,742)	(1,667)
Net income attributable to SYNNEX Corporation common stockholders	$47,643	$44,394	$144,626	$121,287
Weighted-average number of common shares - basic	39,082	38,753	39,035	38,363
Basic earnings per common share	$1.22	$1.15	$3.71	$3.16

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$48,171	$44,986	$146,368	$122,954
Less: net income allocated to participating securities(1)	(525)	(587)	(1,731)	(1,652)
Net income attributable to SYNNEX Corporation common stockholders	$47,646	$44,399	$144,637	$121,302
Weighted-average number of common shares - basic	39,082	38,753	39,035	38,363
Effect of dilutive securities:
Stock options and restricted stock units	246	315	290	357
Weighted-average number of common shares - diluted	39,328	39,068	39,325	38,720
Diluted earnings per common share	$1.21	$1.14	$3.68	$3.13

Anti-dilutive shares excluded from diluted earnings per share calculation	—	6	2	9
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
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Summarized financial information related to the Company’s reportable business segments for the three months ended August 31, 2015 and 2014 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2015
Revenue	$2,976,996	$359,464	$(3,923)	$3,332,537
Income from operations before non-operating items, income taxes and noncontrolling interest	71,032	10,129	118	81,279
Three months ended August 31, 2014
Revenue	3,204,534	333,796	(3,128)	3,535,202
Income from operations before non-operating items, income taxes and noncontrolling interest	76,937	1,746	119	78,802
Nine months ended August 31, 2015
Revenue	$8,756,841	$1,043,031	$(11,092)	$9,788,780
Income from operations before non-operating items, income taxes and noncontrolling interest	222,512	26,719	356	249,587
Nine months ended August 31, 2014
Revenue	9,270,439	754,243	(8,961)	10,015,721
Income (loss) from operations before non-operating items, income taxes and noncontrolling interest	210,602	(2,202)	435	208,835
Total assets as of August 31, 2015	$3,922,568	$1,052,425	$(760,473)	$4,214,520
Total assets as of November 30, 2014	4,422,841	938,450	(648,249)	4,713,042
Inter-segment elimination represents services and transactions generated between the Company's reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue for each of the periods presented represents services provided by the Concentrix segment to the Technology Solutions segment.
Geographic information
Shown below is summarized financial information related to the geographic areas in which the Company operates. The revenue attributable to countries is based on the geography of entities from where the products are distributed or from where customer service contracts are managed.

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Revenue:
United States	$2,528,698	$2,530,111	$7,225,891	$7,152,796
Canada	345,887	396,857	1,044,607	1,192,478
Japan	212,021	308,516	767,548	1,042,171
Others	245,931	299,718	750,734	628,276
Total	$3,332,537	$3,535,202	$9,788,780	$10,015,721

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	August 31, 2015	November 30, 2014
Property and equipment, net:
United States	$115,679	$100,369
Philippines	27,170	27,077
Others	93,343	73,357
Total	$236,192	$200,803
During the three and nine months ended August 31, 2015 and 2014, no other country represented more than 10% of the total revenue. As of August 31, 2015 and November 30, 2014, no other country represented more than 10% of the total net property and equipment.

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both August 31, 2015 and November 30, 2014, MiTAC Holdings and its affiliates beneficially owned approximately 25% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of August 31, 2015. These shares are owned by the following entities:

As of August 31, 2015
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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $21,078 and $65,450 during the three and nine months ended August 31, 2015, respectively, and totaling $31,117 and $82,617 during the three and nine months ended August 31, 2014, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three and nine months ended August 31, 2015 totaled $274 and $1,001, respectively, and during the three and nine months ended August 31, 2014 totaled $1,299 and $3,159, respectively. In addition, the Company received/(paid) reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $32 and $94 during the three and nine months ended August 31, 2015, respectively, and $(2) and $73 during the three and nine months ended August 31, 2014, respectively.
The Company’s business relationship with MiTAC Holdings has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. The Company negotiates

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The employees of SYNNEX Infotec are covered by a defined benefit pension plan. Full-time employees are eligible to participate in the plan on the first day of February following their date of hire and are not required to contribute to the plan.
The components of net periodic pension costs pertaining to the SYNNEX Infotec defined benefit plan during the three and nine months ended August 31, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Service cost	$126	$158	$362	$474
Interest cost	11	35	32	105
Expected return on plan assets	(15)	(17)	(44)	(50)
Net periodic pension costs	$122	$176	$350	$529
During the three and nine months ended August 31, 2015, SYNNEX Infotec contributed $152 and $452, respectively, to the defined benefit plan. During the three and nine months ended August 31, 2014, SYNNEX Infotec contributed $202 and $663, respectively, to the defined benefit plan.
In addition to the defined benefit plan, employees of SYNNEX Infotec are also covered by a multi-employer plan. The Company recognizes expense for this plan based on scheduled employer contributions. Consistent with generally accepted accounting principles that address participation in multi-employer plans, the Company does not recognize related plan assets or liabilities in its financial statements. The Company's contributions to the plan during the three and nine months ended August 31, 2015 were $138 and $432, respectively, and during the three and nine months ended August 31, 2014 were $304 and $881. Employees also make contributions to this plan.
The Company is in the process of withdrawing from the multi-employer plan and setting up a defined contribution plan to replace the existing plan. During the three months ended August 31, 2015, the Company accrued $2,277 towards its funding obligations under this new plan.
The Company has defined benefit pension and retirement plans in other geographical locations. However, these pension programs are not material either individually or in aggregate to the Consolidated Financial Statements.

NOTE 15—EQUITY:
Share repurchase program
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2015, the Company had purchased 120 shares for a total cost of $8,736. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Dividends
The company paid cash dividends of $0.13 and $0.38 per share, totaling $4,922 and $14,755, during the three and nine months ended August 31, 2015, respectively. On September 28, 2015, the Company announced a cash dividend of $0.20 per share to stockholders of record as of October 16, 2015, payable on October 30, 2015. Future dividends are subject to declaration by the Board of Directors.
Changes in equity
A reconciliation of the changes in equity for the nine months ended August 31, 2015 and August 31, 2014 is presented below:

	Nine Months Ended August 31, 2015			Nine Months Ended August 31, 2014
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,653,558	$427	$1,653,985	$1,411,222	$419	$1,411,641
Issuance of common stock on exercise of options	3,172	—	3,172	4,888	—	4,888
Issuance of common stock for employee stock purchase plan	1,463	—	1,463	1,275	—	1,275
Tax benefit from employee stock plans	4,893	—	4,893	3,747	—	3,747
Taxes paid for the settlement of equity awards	(5,185)	—	(5,185)	(2,022)	—	(2,022)
Shares issued for the acquisition of the IBM CRM business	—	—	—	71,106	—	71,106
Share-based compensation	10,630	—	10,630	9,224	—	9,224
Changes in ownership of noncontrolling interest	(28)	12	(16)	—	(88)	(88)
Repurchase of common stock	(8,736)	—	(8,736)	—	—	—
Dividend declared	(14,755)	—	(14,755)	—	—	—
Comprehensive income:
Net income	146,368	15	146,383	122,954	88	123,042
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	155	—	155	507	2	509
Change in unrealized gains in defined benefit plans, net of tax	—	—	—	209	—	209
Unrealized loss on cash flow hedges, net of tax	(1,797)	—	(1,797)	—	—	—
Foreign currency translation adjustments, net of tax	(40,406)	(1)	(40,407)	1,581	(3)	1,578
Total other comprehensive income (loss)	(42,048)	(1)	(42,049)	2,297	(1)	2,296
Total comprehensive income	104,320	14	104,334	125,251	87	125,338
Ending balance:	$1,749,332	$453	$1,749,785	$1,624,691	$418	$1,625,109

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2015 and 2014
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2025. Future minimum rental obligations under noncancellable lease agreements as of August 31, 2015 were as follow:

Fiscal Years Ending November 30,
2015 (remaining three months)	$14,308
2016	53,503
2017	46,216
2018	39,024
2019	32,090
Thereafter	81,767
Total minimum lease payments	$266,908
The Company was contingently liable as of August 31, 2015 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2015 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, anticipated benefits, costs and timing of our acquisitions, including our acquisition of the customer relationship management business of International Business Machines Corporation, or “IBM”, information technology demand, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventories, competition with Synnex Technology International Corp., our future needs for additional financing and the likely sources for such funding, concentration of customers, our international operations, including our operations in Japan and Canada, expansion of our operations, including our Concentrix business, our strategic acquisitions of businesses and assets, effects of future expansion of our operations, adequacy of our cash resources to meet our current and long term capital needs, the use of cash held by our foreign subsidiaries, our contractual obligations, resolution of contingencies, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, our tax rates, our anti-dilution share repurchase program, statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the information technology, or IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions, our ability to successfully integrate the acquired IBM customer relationship management business and other risks factors contained in our Annual Report on Form 10-K for the year ended November 30, 2014. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
We combine our core strengths in Technology Solutions with our BPO CRM services to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan, Mexico and China. As of August 31, 2015, we had approximately 70,000 full-time and temporary employees worldwide. From a geographic perspective, approximately 76% and 74%, respectively, of our total revenue was from the United States for the three and nine months ended August 31, 2015, and approximately 72% and 71%, respectively, for the three and nine months ended August 31, 2014. The revenues attributable to countries are based on geographical locations from which the products are distributed and from where customer service contracts are managed.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three and nine months ended August 31, 2015 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 and Note 2 of the financial statements.
Acquisitions
We continually seek to augment our product and service offerings through both internal expansion and strategic acquisitions of businesses and assets that complement and expand our global operational capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. Our historical acquisitions have extended the geographic reach of our operations, particularly in targeted markets, and have diversified and expanded the services we provide to our customers and OEM suppliers. Our prior acquisitions have brought us new reseller, retail and corporate customers, OEM suppliers, product lines and service offerings, expanded our service portfolio, delivery capabilities and geographic reach, deep process expertise, managerial talent and technological capabilities. We account for acquisitions using the acquisition method of accounting and include acquired entities within our Consolidated Financial Statements from the closing date of the acquisition.
Fiscal year 2014 acquisition
In fiscal year 2014, we acquired the assets of the customer relationship management business of IBM. The transaction was completed in phases with the initial closing completed on January 31, 2014, the second phase closing completed on April 30, 2014 and the final closing completed on September 30, 2014, for an aggregate purchase price of $425.7 million. As of August 31, 2015, we had a receivable of $0.6 million from IBM related to working capital adjustments and other post-closing adjustments.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(91.27)	(91.52)	(91.02)	(92.16)
Gross profit	8.73	8.48	8.98	7.84
Selling, general and administrative expenses	(6.29)	(6.25)	(6.43)	(5.75)
Income from operations before non-operating items, income taxes and noncontrolling interest	2.44	2.23	2.55	2.09
Interest expense and finance charges, net	(0.21)	(0.22)	(0.19)	(0.18)
Other income (expense), net	(0.00)	(0.02)	(0.02)	0.02
Income from operations before income taxes and noncontrolling interest	2.23	1.99	2.34	1.93
Provision for income taxes	(0.78)	(0.73)	(0.84)	(0.70)
Net income	1.45	1.26	1.50	1.23
Net income attributable to noncontrolling interest	(0.00)	(0.00)	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.45%	1.26%	1.50%	1.23%
Three and Nine Months Ended August 31, 2015 and 2014
Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2015	August 31, 2014	Percent Change	August 31, 2015	August 31, 2014	Percent Change
	(in thousands)			(in thousands)
Revenue	$3,332,537	$3,535,202	(5.7)%	$9,788,780	$10,015,721	(2.3)%
Technology Solutions revenue	2,976,996	3,204,534	(7.1)%	8,756,841	9,270,439	(5.5)%
Concentrix revenue	359,464	333,796	7.7%	1,043,031	754,243	38.3%
Inter-segment elimination	(3,923)	(3,128)	25.4%	(11,092)	(8,961)	23.8%
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
Revenue in our Technology Solutions segment during the three and nine months ended August 31, 2015 decreased, compared to the prior year periods, primarily due to the loss of a significant vendor providing consumer retail products, as a result of its acquisition by a third party, and the negative impact of foreign currency translation, primarily from the weakening of the Canadian Dollar and Japanese Yen. On a constant currency basis, revenue in our Technology Solutions segment during the three and nine months ended August 31, 2015 decreased 4.0% and 2.7%, respectively.
The increase in revenue in our Concentrix segment during the three and nine months ended August 31, 2015, compared to the prior year periods, was primarily due to increased volume and the expansion of services from existing customers and new customer contract signings. In addition, revenue in our Concentrix segment during the nine months ended August 31, 2015 was higher compared to the prior year period, due to the full period impact of the acquisition of the IBM CRM business with the initial closing completed on January 31, 2014 and the second closing completed on April 30, 2014. The increase during the three and nine months ended August 31, 2015 was partially offset by the adverse impact of foreign currency translation, primarily associated with the British Pound, Japanese Yen, Australian Dollar and Euro. On a constant currency basis, revenue in our Concentrix segment during the three and nine months ended August 31, 2015 increased 15.5% and 41.7%, respectively.
Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2015	August 31, 2014	Percent Change	August 31, 2015	August 31, 2014	Percent Change
	(in thousands)			(in thousands)
Gross profit	$290,778	$299,722	(3.0)%	$879,055	$785,382	11.9%
Gross margin	8.73%	8.48%		8.98%	7.84%
Our gross profit is affected by a variety of factors, including our sources of revenue by segments, competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenues. Concentrix margins, which are generally higher than those in our Technology Solutions segment, can also be impacted by additional lead time for programs to be fully scalable and transition and initial set-up costs.
Gross profit decreased during the three months ended August 31, 2015 primarily due to lower sales in our Technology Solutions segment. Gross profit increased during the nine months ended August 31, 2015 primarily due to the full period impact of our acquisition of the IBM CRM business with the initial closing completed on January 31, 2014 and the second closing completed on April 30, 2014. Gross margin during the three and nine months ended August 31, 2015 increased from the prior year periods primarily due to favorable product and service mix.
Gross profit in our Technology Solutions segment decreased during the three months ended August 31, 2015, compared to the prior year period, primarily due to the loss of a significant vendor providing consumer retail products, as a result of its acquisition by a third party, and the negative impact of foreign currency translation. Gross margin in our Technology Solutions segment during the three months ended August 31, 2015 was consistent with the prior year period. Gross profit and gross margin in our Technology Solutions segment increased during the nine months ended August 31, 2015 compared to the prior year period, primarily due to product pricing and foreign currency exchange benefits associated with our system design and integration solutions.
Gross profit in our Concentrix segment during the three and nine months ended August 31, 2015 increased from the prior year periods primarily due to increased business volume and the full period impact of our acquisition of the IBM CRM business, offset partially by higher losses associated with one contract. In addition, gross profit was adversely affected by foreign exchange losses primarily associated with the Australian Dollar, Euro, British Pound and Japanese Yen. Gross margin during the three and nine months ended August 31, 2015 decreased from the prior year periods primarily due to the one contract mentioned above.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2015	August 31, 2014	Percent Change	August 31, 2015	August 31, 2014	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$209,499	$220,920	(5.2)%	$629,468	$576,547	9.2%
Percentage of revenue	6.29%	6.25%		6.43%	5.75%

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
The decrease in our selling, general and administrative expenses during the three months ended August 31, 2015, compared to the prior year period, was due to the favorable impact of foreign currency translation, primarily from the weakening of the Japanese Yen, Canadian Dollar and Indian Rupee, and the impact of $7.9 million in lower acquisition-related and integration expenses in our Concentrix segment related to the IBM CRM business acquisition. The decrease was also attributable to lower amortization of intangible assets of $3.8 million as compared to the prior year period. This decrease was offset by an expense of $2.3 million associated with our withdrawal from a multi-employer pension plan in Japan, recorded during the three months ended August 31, 2015.
The increase in our selling, general and administrative expenses during the nine months ended August 31, 2015, compared to the prior year period, was primarily the result of the full period impact of our acquisition of the IBM CRM business in the Concentrix segment, an increase in amortization of intangible assets by $3.3 million primarily as a result of the acquisition of the IBM CRM business and a $2.3 million benefit obligation expense associated with our withdrawal from a multi-employer pension plan in Japan. The higher expenses were partially offset by the favorable impact of foreign currency translation, primarily due to the weakening of the Euro, Japanese Yen and British Pound, and by lower acquisition-related and integration expenses of $26.5 million in our Concentrix segment related to the IBM CRM business acquisition during the nine months ended August 31, 2015, compared to the prior year period.
Income from Operations before Non-Operating Items, Income Taxes and Noncontrolling Interest

	Three Months Ended			Nine Months Ended
	August 31, 2015	August 31, 2014	Percent Change	August 31, 2015	August 31, 2014	Percent Change
	(in thousands)			(in thousands)
Income from operations before non-operating items, income taxes and noncontrolling interest	$81,279	$78,802	3.1%	$249,587	$208,835	19.5%
Percentage of total revenue (operating margin)	2.44%	2.23%		2.55%	2.09%
Technology Solutions income from operations before non-operating items, income taxes and noncontrolling interest	71,032	76,937	(7.7)%	222,512	210,602	5.7%
Percentage of Technology Solutions revenue (Technology Solutions operating margin)	2.39%	2.40%		2.54%	2.27%
Concentrix income (loss) from operations before non-operating items, income taxes and noncontrolling interest	10,129	1,746	480.1%	26,719	(2,202)	1,313.4%
Percentage of Concentrix revenue (Concentrix operating margin)	2.82%	0.52%		2.56%	(0.29)%
Inter-segment eliminations	118	119	(0.8)%	356	435	(18.2)%
The operating income and margin in our Technology Solutions segment during the three months ended August 31, 2015 decreased compared to the prior year period primarily due to the loss of a significant vendor and a $2.3 million unfunded benefit obligation expense associated with our withdrawal from a multi-employer pension plan in Japan. The operating income and margin in our Technology Solutions segment during the nine months ended August 31, 2015 increased compared to the prior year period primarily due to higher gross profit and margin, as described above.
The operating income and margin of our Concentrix segment in the three and nine months ended August 31, 2015 improved from the prior year periods primarily due to the increase in revenue and the full period impact of the acquisition of the IBM CRM business in the current year. Additionally, we incurred $15.1 million and $47.9 million of acquisition-related and integration expenses and intangible amortization expenses, during the three and nine months ended August 31, 2015, respectively, compared to $26.6 million and $70.2 million during the three and nine months ended August 31, 2014, respectively, which favorably impacted our operating margin. Operating income was adversely impacted by approximately $6.4 million and $24.1 million of losses due to higher costs associated with one of our Concentrix customers for the three and nine months ended August 31, 2015, respectively.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2015	August 31, 2014	Percent Change	August 31, 2015	August 31, 2014	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$6,794	$7,602	(10.6)%	$19,050	$18,260	4.3%
Percentage of revenue	0.21%	0.22%		0.19%	0.18%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements, and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.
The decrease in our interest expense and finance charges, net during the three months ended August 31, 2015, compared to the prior year period, was primarily the result of a decrease in borrowing levels.
The increase in our interest expense and finance charges, net during the nine months ended August 31, 2015 compared to the prior year period was primarily due to the interest income of $1.0 million from multi-year contracts in our Mexico operations in the prior year period.
Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2015	August 31, 2014	Percent Change	August 31, 2015	August 31, 2014	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$(150)	$(548)	(72.6)%	$(1,667)	$2,223	(175.0)%
Percentage of revenue	(0.00)%	(0.02)%		(0.02)%	0.02%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The decrease in other expense, net during the three months ended August 31, 2015 compared to the prior year period was due to lower foreign currency losses of $0.5 million.
The decrease in other income, net during the nine months ended August 31, 2015 compared to the prior year period was due to higher foreign currency losses of $1.1 million and a $2.9 million benefit received from a class-action legal settlement in the prior year period.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and nine months ended August 31, 2015 was 35.2% and 36.0%, respectively, compared to 36.3% and 36.2% for the three and nine months ended August 31, 2014, respectively. The effective tax rate for the three and nine months ended August 31, 2015 decreased due to the mix of income in different geographic regions and the reversal of certain tax reserves as a result of the expiration of the statute of limitation in certain tax jurisdictions.
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
Net Loss (Income) Attributable to Noncontrolling Interests
Net loss (income) attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of our subsidiaries’ equity not owned by us. The change in the net income attributable to noncontrolling interests in the three and nine months ended August 31, 2015 as compared to the prior year periods was not material to our results of operations.

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
Net cash provided by operating activities was $557.4 million for the nine months ended August 31, 2015, primarily due to net income of $146.4 million, adjustments for non-cash items of $102.8 million, a decrease in accounts receivable of $481.2 million and a decrease in inventories of $47.4 million. These cash inflows were partially offset by a decrease in accounts payable of $207.0 million and an increase in other assets of $32.0 million. The decrease in accounts receivable, accounts payable and inventories was primarily due to lower revenue in our Technology Solutions segment during the three months ended August 31, 2015 compared to the three months ended November 30, 2014. The increase in other assets was primarily due to higher tax receivables as of August 31, 2015. The adjustments for non-cash items consist primarily of amortization, depreciation, tax benefit from employee stock plans, stock-based compensation expense, the provision for doubtful accounts and unrealized foreign currency exchange gains or losses.
Net cash used in operating activities was $246.6 million for the nine months ended August 31, 2014, primarily due to an increase in inventories of $355.8 million and an increase in accounts receivable of $246.1 million. These cash outflows were partially offset by our net income of $123.0 million, adjustments for non-cash items of $79.2 million, an increase in accrued liabilities of $160.3 million, and an increase in accounts payable of $21.8 million. The increase in inventories was primarily due to the growth of our Technology Solutions segment, including our systems design and integration services. The increase in accounts receivable was primarily a result of the accounts receivable from the newly acquired IBM customer care business. The increase in accounts payable and accrued liabilities was primarily due to the newly acquired IBM customer care business. The adjustments for non-cash items consist primarily of amortization, depreciation, stock-based compensation expense and provision for doubtful accounts.
Net cash used in investing activities for the nine months ended August 31, 2015 was $63.9 million, primarily due to our capital expenditures during the period of $71.5 million primarily to support our Concentrix segment growth and a $30.7 million increase in restricted cash due to the timing of our lockbox collections under our borrowing arrangements. This cash outflow was offset, in part, by the receipt of $37.3 million towards working capital and other post-closing adjustments related to the acquisition of the IBM CRM business, net of holdback payments to IBM.
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
Net cash used in financing activities for the nine months ended August 31, 2015 was $348.2 million, consisting primarily of $642.9 million net repayments of our securitization arrangements and revolving lines of credit and an $88.1 million decrease in book overdraft, partially offset by $408.3 million of proceeds from an increase in our term loan, net of issuance cost.
Net cash provided by financing activities for the nine months ended August 31, 2014 was $665.8 million, consisting primarily of $684.3 million of net receipts from our securitization arrangement, revolving lines of credit and term loans. The increase in borrowings was primarily to fund the acquisition and working capital requirements of the newly acquired customer care business from IBM and growth in our systems design and integration services business. These cash inflows were partially offset by an increase in our book overdraft of $21.0 million and payment of contingent consideration of $5.1 million for prior acquisitions.
Capital Resources
Our cash and cash equivalents totaled $308.1 million and $180.1 million as of August 31, 2015 and November 30, 2014, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $158.2 million and $174.8 million as of August 31, 2015 and November 30, 2014, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the expected impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe that we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital requirements.
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
Historically we have renewed our accounts receivable securitization program and our U.S. credit facility agreement on, or prior to, their respective expiration dates. We have no reason to believe that these arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.
On-Balance Sheet Arrangements
In the United States, we have an accounts receivable securitization program, or the U.S. Arrangement. The U.S. Arrangement has a maturity date of November 4, 2016. Our subsidiary, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable generated by our parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, rate, plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of August 31, 2015, there was no outstanding balance under the U.S. Arrangement, and there was $578.0 million outstanding as of November 30, 2014.
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
We have a senior secured credit agreement, or the U.S. Credit Agreement, which is comprised of a $275.0 million revolving credit facility and a $625.0 million term loan. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $350.0 million. The U.S. Credit Agreement matures in May 2020. Interest on borrowings under the U.S. Credit Agreement can be based on a LIBOR rate, or a base rate, at our option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable interest period for a LIBOR loan, plus a margin which may range from 1.50% to 2.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.50% to 1.25%, based on our consolidated leverage ratio, as determined in accordance with the U.S. Credit Agreement. The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight full calendar quarters ending after the U.S. Credit Agreement amendment entered into May 2015, 1.25% of the amended principal amount of the term loan, (b) for each of the next four calendar quarters ending thereafter, 1.875% of the amended principal amount of the term loan, (c) for each calendar quarter ending thereafter, 2.50% of the amended principal amount of the term loan and (d) on the May 2020 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. As of August 31, 2015 and November 30, 2014, $625.0 million and $219.4 million, respectively, was outstanding under the term loan component of the U.S. Credit Agreement. There were no borrowings outstanding under the secured revolver as of August 31, 2015 and $60.0 million was outstanding as of November 30, 2014. In addition, there was $1.5 million outstanding as of both August 31, 2015 and November 30, 2014 in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a group of financial institutions, or the Canadian Revolving Arrangement, which has a maximum commitment of CAD100.0 million, or $76.1 million, and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million, or $19.0 million, to CAD125.0 million, or $95.1 million, at SYNNEX Canada's request. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. There were no letters of credit outstanding as of both August 31, 2015 and November 30, 2014. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate, or CDOR, (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. There were no borrowings outstanding under the Canadian Revolving Arrangement as of August 31, 2015 and $30.7 million was outstanding as of November 30, 2014.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of August 31, 2015 and November 30, 2014 were $5.0 million and $6.2 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $115.5 million. The credit agreement is comprised of a JPY6.0 billion, or $49.5 million, long-term loan and a JPY8.0 billion, or $66.0 million, short-term revolving credit facility. SYNNEX Infotec’s obligations under this credit facility are secured by liens on certain of its assets. The interest rate for the long-term and short-term loans is based on the Tokyo Interbank Offered Rate, or TIBOR, plus a margin of 1.40% per annum. The unused line fee on the revolving credit facility was 0.10% per annum. As of August 31, 2015 and November 30, 2014, the balances outstanding under the credit facility were $79.2 million and $54.0 million, respectively. The long-term loan can be repaid at any time prior to the expiration date without penalty. We have issued a guarantee to cover up to 110% of the outstanding principal amount obligations of SYNNEX Infotec to the lenders. This credit facility expires in December 2016.
In September 2013, SYNNEX Infotec established a short-term revolving credit facility of JPY2.0 billion, or $16.5 million, with a financial institution. The interest rate for the credit facility is based on TIBOR plus a margin of 0.50% per annum. In addition, there is a facility fee of 0.425% per annum. The credit facility can be renewed annually. As of August 31, 2015 and November 30, 2014, the balances outstanding under this credit facility were $16.5 million and $16.9 million, respectively.
SYNNEX Infotec has a short-term revolving credit facility of JPY1.0 billion, or $8.2 million, with a financial institution. The credit facility can be renewed annually and bears an interest rate that is based on TIBOR plus a margin of 1.20% per annum. As of August 31, 2015 and November 30, 2014, the balances outstanding under the credit facility were $8.2 million and $8.4 million, respectively.
As of August 31, 2015 and November 30, 2014, we also had $3.6 million and $6.9 million, respectively, in outstanding capital lease obligations and obligations for the sale and financing of approved accounts receivable and notes receivable with recourse provisions to SYNNEX Infotec.
Off-Balance Sheet Arrangements
In Japan, we have a factoring program under which trade accounts receivable of certain customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At August 31, 2015 and November 30, 2014, we had a total of $4.1 million and $6.2 million, respectively, of trade accounts receivable sold to and held by the financial institutions under this program.
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. Under these agreements, the financial institutions pay us the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. We are contingently liable to repurchase inventory sold under flooring agreements in the event of any default by our customers under the agreement and such inventory being repossessed by the financial institutions. There have been no repurchases through August 31, 2015 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As of August 31, 2015 and November 30, 2014, accounts receivable subject to flooring agreements were $56.4 million and $93.5 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Covenant Compliance
In relation to the U.S. Arrangement, the U.S. Credit Agreement, the Canadian Revolving Arrangement and the SYNNEX Infotec credit facility, we have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2015, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations
Our contractual obligations consist of future payments due under our loans, capital leases and operating lease arrangements. The following table summarizes our contractual obligations at August 31, 2015 (prepared on a fiscal year basis with the remaining three months of fiscal 2015 representing the less than one year obligations):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$737,434	$65,953	$117,224	$114,755	$439,502
Interest on debt	85,726	6,731	34,808	34,332	9,855
Non-cancellable capital leases	77	38	21	18	—
Non-cancellable operating leases	266,908	14,308	99,719	71,114	81,767
Total	$1,090,145	$87,030	$251,772	$220,219	$531,124

We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited in fiscal year 2010.
We are contingently liable under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on a floor plan financing arrangement by our customers. As of August 31, 2015 and November 30, 2014, accounts receivable subject to flooring agreements were $56.4 million and $93.5 million, respectively.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both August 31, 2015 and November 30, 2014, MiTAC Holdings and its affiliates beneficially owned approximately 25% of our common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of August 31, 2015
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

We purchased inventories from MiTAC Holdings and their affiliates totaling $21.1 million and $65.5 million during the three and nine months ended August 31, 2015, respectively, and totaling $31.1 million and $82.6 million during the three and nine months ended August 31, 2014, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.3 million and $1.0 million during the three and nine months ended August 31, 2015, respectively, and totaled $1.3 million and $3.2 million during the three and nine months ended August 31, 2014, respectively. In addition, we received/(paid) reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $32,000 and $94,000 during the three and nine months ended August 31, 2015, respectively, and $(2,000) and $73,000 during the three and nine months ended August 31, 2014, respectively.
Our business relationship with MiTAC Holdings and its affiliates has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. We negotiate pricing and other material terms on a case-by-case basis with MiTAC Holdings. While MiTAC Holdings is a related party and a controlling stockholder, we believe that the significant terms under our arrangements with MiTAC Holdings, including pricing, do not materially differ from the terms we could have negotiated with unaffiliated third parties, and we have adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by our Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
To manage interest rate risk on the U.S. dollar-denominated floating-rate term loan maturing in 2020, the Company entered into interest rate swaps in May 2015 with an aggregate notional amount of $400 million, which effectively converted the floating rate debt to a fixed interest rate. Notwithstanding the above, there have been no material changes in our quantitative and qualitative disclosures about market risk for the nine months ended August 31, 2015 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None.
(b)    None.
(c)    Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 1, 2015 - June 30, 2015	15,000	$73.59	15,000	$98,896,182
July 1, 2015 - July 31, 2015	105,000	$72.69	105,000	$91,263,537
August 1, 2015 - August 31, 2015	—	$—	—	$91,263,537
	120,000	$72.80	120,000
On June 23, 2014, we announced that our Board of Directors authorized a three-year $100,000,000 share repurchase program pursuant to which the company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2015, we had repurchased 120,000 shares of our common stock at an average price of $72.80 per share for an aggregate purchase price of $8,736,464 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $91,263,537 by June 2017.
For the majority of restricted stock awards and units granted by us, the number of shares issued on the date the restricted stock awards and units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting (see Note 15 to the Consolidated Financial Statements).
The covenants of the Company's borrowings limit our ability to pay dividends, make other types of distributions and repurchase the Company's stock (see Note 10 to the Consolidated Financial Statements). We were in compliance with these covenants as of August 31, 2015.

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

Date: October 5, 2015

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