Form 10-Q
period 2016-02-29
SYNNEX CORP
filed 2016-04-07
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2016
Common Stock, $0.001 par value	39,703,119

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	February 29, 2016	November 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$447,627	$336,072
Restricted cash	35,105	88,558
Short-term investments	5,153	5,546
Accounts receivable, net	1,485,084	1,759,491
Receivable from related parties	71	114
Inventories	1,273,467	1,328,967
Current deferred tax assets	38,272	40,510
Other current assets	103,586	90,523
Total current assets	3,388,365	3,649,781
Property and equipment, net	263,669	248,627
Goodwill	294,766	298,785
Intangible assets, net	151,075	166,567
Deferred tax assets	26,208	19,849
Other assets	59,617	60,538
Total assets	$4,183,700	$4,444,147
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$69,493	$92,093
Accounts payable	1,197,307	1,445,194
Payable to related parties	8,288	7,661
Accrued compensation and benefits	100,025	135,453
Other accrued liabilities	234,957	218,687
Income taxes payable	20,353	19,069
Total current liabilities	1,630,423	1,918,157
Long-term borrowings	635,250	638,798
Other long-term liabilities	90,015	76,582
Deferred tax liabilities	6,610	10,713
Total liabilities	2,362,298	2,644,250
Commitments and contingencies (Note 15)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,494 and 40,350 shares issued as of February 29, 2016 and November 30, 2015, respectively	40	40
Additional paid-in capital	419,512	411,687
Treasury stock, 1,256 and 1,161 shares as of February 29, 2016 and November 30, 2015, respectively	(58,850)	(51,287)
Accumulated other comprehensive income (loss)	(72,680)	(55,237)
Retained earnings	1,532,773	1,494,178
Total SYNNEX Corporation stockholders’ equity	1,820,795	1,799,381
Noncontrolling interest	607	516
Total equity	1,821,402	1,799,897
Total liabilities and equity	$4,183,700	$4,444,147
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenue:
Products	$2,784,837	$2,864,131
Services	340,785	338,327
Total revenue	3,125,622	3,202,458
Cost of revenue:
Products	(2,631,130)	(2,704,139)
Services	(210,300)	(210,101)
Gross profit	284,192	288,218
Selling, general and administrative expenses	(208,566)	(209,271)
Operating income	75,626	78,947
Interest expense and finance charges, net	(6,216)	(6,441)
Other income, net	4,034	67
Income before income taxes	73,444	72,573
Provision for income taxes	(26,807)	(26,271)
Net income	46,637	46,302
Net loss (income) attributable to noncontrolling interest	(75)	21
Net income attributable to SYNNEX Corporation	$46,562	$46,323
Earnings attributable to SYNNEX Corporation per common share:
Basic	$1.17	$1.17
Diluted	$1.17	$1.16
Weighted-average common shares outstanding:
Basic	39,224	38,968
Diluted	39,462	39,303
Cash dividends declared per share	$0.20	$0.13

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
Net income	$46,637	$46,302
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 and $(123) for the three months ended February 29, 2016 and February 28, 2015, respectively	(378)	223
Changes in unrealized losses of defined benefit plans, net of taxes of $0 for both the three months ended February 29, 2016 and February 28, 2015	(666)	—
Unrealized losses on cash flow hedges, net of taxes of $3,225 and $0 for the three months ended February 29, 2016 and February 28, 2015, respectively	(5,065)	—
Foreign currency translation adjustments, net of taxes of $238 and $1,094 for the three months ended February 29, 2016 and February 28, 2015, respectively	(11,318)	(16,139)
Other comprehensive loss	(17,427)	(15,916)
Comprehensive income:	29,210	30,386
Comprehensive loss (income) attributable to noncontrolling interest	(91)	20
Comprehensive income attributable to SYNNEX Corporation	$29,119	$30,406

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$46,637	$46,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,474	11,171
Amortization of intangible assets	11,704	14,593
Share-based compensation	3,467	3,656
Provision for doubtful accounts	860	2,462
Tax benefits from employee stock plans	2,696	1,670
Excess tax benefit from share-based compensation	(2,742)	(1,670)
Deferred income taxes	(5,307)	(955)
Gains on investments	—	(59)
Unrealized foreign exchange gains	(1,422)	—
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	279,401	478,848
Receivable from related parties	44	219
Inventories	59,379	76,550
Other assets	(13,310)	(28,552)
Accounts payable	(240,590)	(365,878)
Payable to related parties	627	(2,507)
Other liabilities	(12,169)	(27,675)
Net cash provided by operating activities	143,749	208,175
Cash flows from investing activities:
Purchases of trading and available-for-sale investments	(6)	(55)
Proceeds from sale of trading investments	—	57
Purchases of term deposits	(4,388)	(731)
Proceeds from maturity of term deposits	4,719	—
Refund of excess purchase consideration received (1)	561	33,044
Purchases of property and equipment	(35,859)	(22,400)
Repayments by third parties of loans and deposits	286	291
Changes in restricted cash	53,415	(3,289)
Net cash provided by investing activities	18,728	6,917
Cash flows from financing activities:
Proceeds from securitization and revolving lines of credit	306,733	1,061,799
Payments of securitization and revolving lines of credit	(334,377)	(1,195,517)
Payments of term loans, capital leases and other borrowings	(7,973)	(3,007)
Dividends paid	(7,967)	(4,869)
Excess tax benefit from share-based compensation	2,742	1,670
Decrease in book overdrafts	(4,240)	(79,540)
Payments of acquisition-related contingent consideration	(137)	(170)
Repurchases of common stock	(4,943)	—
Proceeds from issuance of common stock	1,662	1,444
Repurchases of common stock for tax withholdings on equity awards	(2,620)	(1,457)
Net cash used in financing activities	(51,120)	(219,647)
Effect of exchange rate changes on cash and cash equivalents	198	(5,817)
Net increase (decrease) in cash and cash equivalents	111,555	(10,372)
Cash and cash equivalents at beginning of period	336,072	180,143
Cash and cash equivalents at end of period	$447,627	$169,771

Supplemental disclosure of non-cash investing activities
Accrued costs for property and equipment purchases	$5,270	$999

(1) Represents working capital and other post-closing adjustments related to the acquisition of the customer relationship management business of International Business Machines Corporation in fiscal year 2014.

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2016 and February 28, 2015
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
The accompanying interim unaudited Consolidated Financial Statements as of February 29, 2016 and for the three months ended February 29, 2016 and February 28, 2015 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2015 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015.
The results of operations for the three months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2016, or any future period and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015. There have been no material changes to these accounting policies. For a discussion of the significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2015.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing and the compositions and maturities of which are regularly monitored by management. Through February 29, 2016, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 29, 2016, such losses have been within management’s expectations.
During both the three months ended February 29, 2016 and February 28, 2015, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, HP Inc. (formerly Hewlett-Packard Company) (“HP”), accounted for approximately 18% and 24% of total revenue for the three months ended February 29, 2016 and February 28, 2015, respectively. During the three months ended February 28, 2015, HP included both HP Inc. and Hewlett-Packard Enterprise.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of February 29, 2016, one customer comprised 15% of the total consolidated accounts receivable balance. As of November 30, 2015, no customer comprised 10% of the consolidated accounts receivable balance.
Book overdrafts
Book overdrafts, representing checks issued in excess of balances on deposit in the applicable bank accounts and which have not been paid by the applicable bank at the balance sheet date are classified as “Borrowings, current” in the Company’s Consolidated Balance Sheets. Under the terms of the Company’s banking arrangements, the respective financial institutions are not legally obligated to honor the book overdraft balances. The Company’s policy is to report the change in book overdrafts as a financing activity in the Consolidated Statements of Cash Flows.
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
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Cash Flows to conform to current period presentation. These reclassifications had no effect on the previously reported cash flows from operating, investing and financing activities.
As of February 29, 2016, book overdrafts of $1,620 were recorded as current borrowings in the Consolidated Balance Sheet. As of November 30, 2015, book overdrafts of $5,840 were classified as accounts payable in the Consolidated Balance Sheet.
Recently issued accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard which revises various aspects of accounting for leases. The most significant impact to the Company’s consolidated financial statements relates to the recognition by a lessee of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight line expense while finance leases will result in a front-loaded expense pattern. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2020 using a modified retrospective approach and earlier adoption is permitted. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption and is currently evaluating the impact on its Consolidated Financial Statements upon the adoption of this new standard.
In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which will be measured at fair value through earnings. The new guidance is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017 with early adoption permitted only for certain provisions. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In November 2015, the FASB issued a new accounting standard that requires deferred tax liabilities and assets be classified as noncurrent on a company's balance sheet. The new standard should be applied either prospectively or retrospectively to all periods presented. It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Consistent with existing guidance, the new guidance requires an acquirer to disclose the nature and amount of measurement period adjustments. In addition, companies are required to present separately on the face of the income statement or disclose in the notes the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. For public business entities, the new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 3—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three months ended February 29, 2016 and February 28, 2015, respectively, and the grant-date fair value of the awards:

	Three Months Ended
	February 29, 2016		February 28, 2015
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	3	$231	3	$215
Restricted stock units	34	2,754	49	3,799
	37	$2,985	52	$4,014
The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three months ended February 29, 2016 and February 28, 2015 as follows:

	Three Months Ended
	February 29, 2016	February 28, 2015
Cost of revenue	$114	$204
Selling, general and administrative expenses	3,349	3,452
Total share-based compensation	3,463	3,656
Tax effect on share-based compensation	(1,264)	(1,323)
Net effect on net income	$2,199	$2,333

NOTE 4—BALANCE SHEET COMPONENTS:

	As of
	February 29, 2016	November 30, 2015
Accounts receivable, net:
Accounts receivable	$1,536,541	$1,818,123
Less: Allowance for doubtful accounts	(15,064)	(14,417)
Less: Allowance for sales returns	(36,393)	(44,215)
	$1,485,084	$1,759,491

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	February 29, 2016	November 30, 2015
Property and equipment, net:
Land	$21,537	$21,581
Equipment, computers and software	212,988	202,310
Furniture and fixtures	50,328	45,470
Buildings and leasehold improvements	184,469	167,893
Construction-in-progress	7,819	11,799
Total property and equipment, gross	477,141	449,053
Less: Accumulated depreciation	(213,472)	(200,426)
	$263,669	$248,627

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2015	$95,947	$202,838	$298,785
Foreign exchange translation	511	(4,530)	(4,019)
Balance as of February 29, 2016	$96,458	$198,308	$294,766

	As of February 29, 2016			As of November 30, 2015
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$271,261	$(129,321)	$141,940	$277,122	$(120,478)	$156,644
Vendor lists	36,815	(33,640)	3,175	36,815	(33,255)	3,560
Technology	7,500	(2,250)	5,250	7,500	(2,000)	5,500
Other intangible assets	6,542	(5,832)	710	6,598	(5,735)	863
	$322,118	$(171,043)	$151,075	$328,035	$(161,468)	$166,567

Amortization expense was $11,704 and $14,593 for the three months ended February 29, 2016 and February 28, 2015, respectively.
Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2016 (remaining nine months)	$34,419
2017	35,168
2018	26,434
2019	17,403
2020	13,445
thereafter	24,206
Total	$151,075

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, excluding noncontrolling interests were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plans costs, net of taxes	Unrealized losses on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2015	$946	$217	$(3,539)	$(52,861)	$(55,237)
Other comprehensive loss	(376)	(666)	(5,065)	(11,336)	(17,443)
Balance as of February 29, 2016	$570	$(449)	$(8,604)	$(64,197)	$(72,680)

NOTE 5—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	February 29, 2016			November 30, 2015
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Held-to-maturity investments	$5,153	$—	$5,153	$5,546	$—	$5,546

Long-term investments in other assets:
Available-for-sale securities	$920	$794	$1,714	$837	$1,073	$1,910
Cost-method investments	$4,543	$—	$4,543	$4,555	$—	$4,555

Short-term held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Long-term cost-method investments consist of investments in equity securities of private entities.
Available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method securities, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on an internal valuation of the investees.
During the three months ended February 28, 2015, the Company recorded a gain of $59 in “Other income, net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investments. There were no trading investments during the three months ended February 29, 2016.

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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative are recorded in the Consolidated Statements of Operations as “Other income, net” or as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets, as discussed below.
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
In May 2015, the Company entered into interest rate swaps with an aggregate notional amount of $400,000 to economically convert a portion of its variable-rate debt to fixed-rate debt. The effective portions of cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Other income, net” in the same period as the related expense is recognized. The ineffective portions and amounts excluded from the effectiveness testing of cash flow hedges are recognized in “Other income, net.”
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in “Accumulated other comprehensive income (loss)” associated with such derivative instruments are reclassified immediately into “Other income, net.” Any subsequent changes in fair value of such derivative instruments are reflected in “Other income, net” unless they are re-designated as hedges of other transactions.
Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair values of the Company’s derivative instruments are also disclosed in Note 7.
The following table summarizes the fair values of the Company’s outstanding derivative instruments as of February 29, 2016 and November 30, 2015:

	Fair Value as of
Balance Sheet Line Item	February 29, 2016	November 30, 2015
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$1,296	$1,753
Other accrued liabilities	$3,480	$466
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other current assets	$53	$19
Other long-term liabilities	$14,132	$5,808
The notional amounts of the foreign exchange forward contracts that were outstanding as of February 29, 2016 and November 30, 2015 were $236,552 and $251,677, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, British Pound, Indian Rupee, Brazilian Real, Euro, Australian Dollar, Mexican Peso, and Philippine Peso, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded gains of $1,834 and $11,580 in “Other income, net” during the three months ended February 29, 2016 and February 28, 2015, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by changes in the fair value of the underlying hedged assets or liabilities.
During the three months ended February 29, 2016, the Company recorded a loss before tax of $8,290, in other comprehensive income related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. For the three months ended February 29, 2016, there was no hedge ineffectiveness related to these derivative

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

instruments. For the three months ended February 29, 2016, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to, occur; nor are there any anticipated in the normal course of business within the next twelve months. There were no derivatives designated as hedging instruments during the three months ended February 28, 2015.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $1,174 each as of February 29, 2016 and $1,168 each as of November 30, 2015.
Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. We manage the potential risk of credit losses through careful evaluation of counterparty credit standing and selection of counterparties from a limited group of financial institutions.

NOTE 7—FAIR VALUE MEASUREMENTS:
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 29, 2016				As of November 30, 2015
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$332,201	$332,201	$—	$—	$208,597	$208,597	$—	$—
Restricted cash	35,105	35,105	—	—	88,558	88,558	—	—
Available-for-sale securities	1,714	1,714	—	—	1,910	1,910	—	—
Forward foreign currency exchange contracts	1,296	—	1,296	—	1,753	—	1,753	—
Interest rate swaps	53	—	53	—	19	—	19	—
Liabilities:
Forward foreign currency exchange contracts	$3,480	$—	$3,480	$—	$466	$—	$466	$—
Interest rate swaps	14,132	—	14,132	—	5,808	—	5,808	—
Acquisition-related contingent consideration	—	—	—	—	433	—	—	433

The Company's cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. Restricted cash relates primarily to temporary restrictions caused by the timing of lockbox collections under the Company's borrowing arrangements. The carrying values of the cash equivalents approximate fair value since they are near their maturity. Investments in trading and available-for-sale securities consist of equity securities and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 29, 2016 and November 30, 2015.
The acquisition-related contingent consideration liability represented the future potential earn-out payments relating to an acquisition. The fair value of the contingent consideration liability was based on the Company’s probability assessment of the established profitability measures during the earn-out period ranging from one to three years from the date of the acquisition. The liability was settled during the three months ended February 29, 2016.
The carrying values of held-to-maturity securities, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates.
During fiscal year 2015 and the three months ended February 29, 2016, there were no transfers between the fair value measurement category levels.

NOTE 8—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an accounts receivable securitization program to provide additional capital for its operations in the United States (the “U.S. Arrangement”). The U.S. Arrangement has a maturity date of November 4, 2016. One of the Company’s subsidiaries, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable generated by the parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of February 29, 2016 and November 30, 2015, there were no borrowings outstanding under the U.S. Arrangement.
Under the terms of the U.S. Arrangement, the Company and one of the Company’s United States subsidiaries sell, on a revolving basis, their receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any borrowings under the U.S. Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements like the U.S. Arrangement, where some of the loans are funded through one or more lender’s affiliated asset-backed commercial paper programs, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company's cost of borrowing or loss of the Company's financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer the Company an alternative rate. Loss of such financing capacity could have a material adverse effect on the Company's financial condition and results of operations.
During the three months ended February 29, 2016, the Company entered into an uncommitted supply-chain financing program with a United States financial institution under which trade accounts receivable of a certain customer may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. At February 29, 2016, accounts receivable sold to and held by the financial institution under this program were $41,684. Discount fees of $116, incurred during the three months ended February 29, 2016, related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the consolidated statement of operations.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 15—Commitments and Contingencies for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 29, 2016	February 28, 2015
Net sales financed	$258,711	$315,785
Flooring fees(1)	1,647	2,076
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of February 29, 2016 and November 30, 2015, accounts receivable subject to flooring agreements were $51,279 and $55,333, respectively.
SYNNEX Infotec, the Company's Japan Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of February 29, 2016 and November 30, 2015 were $3,595 and $3,074, respectively.

NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of
	February 29, 2016	November 30, 2015
SYNNEX U.S. credit agreement	609,375	617,188
SYNNEX Canada term loan and revolver	4,505	14,449
SYNNEX Infotec credit facility	80,753	96,662
Other borrowings and capital leases	10,110	2,592
Total borrowings	704,743	730,891
Less: Current portion	(69,493)	(92,093)
Non-current portion	$635,250	$638,798
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
As of February 29, 2016 and November 30, 2015, balances outstanding under the term loan component of the U.S. Credit Agreement were $609,375 and $617,188, respectively. There were no borrowings outstanding under the revolving credit facility as of either February 29, 2016 or November 30, 2015. There was $1,500 outstanding as of both February 29, 2016 and November 30, 2015, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a group of financial institutions (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000, or $73,834, and includes an accordion feature to increase the maximum commitment by an additional CAD25,000, or $18,458, to CAD125,000, or $92,292, at SYNNEX Canada's request.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged a portion of its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate (“BA”) plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of February 29, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement, and there was $9,728 outstanding as of November 30, 2015. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of both February 29, 2016 and November 30, 2015, there were no letters of credit outstanding.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. As of February 29, 2016 and November 30, 2015, the balances outstanding on the term loan were $4,505 and $4,721, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $124,235. The credit facility is comprised of a JPY6,000,000, or $53,243, term loan and a JPY8,000,000, or $70,991, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of February 29, 2016 and November 30, 2015, the balances outstanding under this facility were $80,753 and $96,662, respectively. The term loan can be repaid at any time prior to expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
India credit facilities

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $14,000 for working capital purposes. The interest rate under the credit facilities is based on LIBOR plus a margin of 0.90% per annum. The credit facilities expire in June 2016 and may be extended with the approval of the financial institution. The Company guarantees the obligations under these credit facilities. As of February 29, 2016 and November 30, 2015, there were no outstanding borrowings under these credit facilities.
Other borrowings and capital leases
SYNNEX Infotec has short-term revolving credit facilities aggregating JPY3,000,000, or $26,622, with financial institutions. The interest rates for these credit facilities are based on TIBOR plus margins ranging from 0.50% to 1.20% per annum. In addition, there is a facility fee of 0.425% per annum, applicable to one credit facility. These credit facilities can be renewed annually. As of February 29, 2016 and November 30, 2015, there were no outstanding balances under this credit facility.
As of February 29, 2016 and November 30, 2015, the Company recorded 8,490 and $2,592, respectively, on its Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary’s approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations. As of February 29, 2016, the Company had book overdrafts of $1,620. As of November 30, 2015, book overdrafts of $5,840 were included in Accounts Payable.
The maximum commitment amounts for local currency credit facilities in Canada and Japan have been translated into United States Dollars at February 29, 2016 exchange rates.
Future principal payments
Future principal payments under the above loans and capital leases as of February 29, 2016 are as follows:

Fiscal Years Ending November 30,
2016 (remaining nine months)	$61,493
2017	35,828
2018	104,733
2019	63,246
2020	438,274
Thereafter	1,169
$704,743
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $6,633 and $6,947 for the three months ended February 29, 2016 and February 28, 2015, respectively. The variable interest rates ranged between 0.76% and 4.25% during the three months ended February 29, 2016 and between 0.57% and 4.50% during the three months ended February 28, 2015.
Covenant compliance
The Company's borrowing arrangements have a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 29, 2016, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended
	February 29, 2016	February 28, 2015
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$46,562	$46,323
Less: net income allocated to participating securities(1)	(502)	(599)
Net income attributable to SYNNEX Corporation common stockholders	$46,060	$45,724
Weighted-average number of common shares - basic	39,224	38,968
Basic earnings attributable to SYNNEX corporation per common share	$1.17	$1.17

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$46,562	$46,323
Less: net income allocated to participating securities(1)	(499)	(594)
Net income attributable to SYNNEX Corporation common stockholders	$46,063	$45,729
Weighted-average number of common shares - basic	39,224	38,968
Effect of dilutive securities:
Stock options and restricted stock units	238	335
Weighted-average number of common shares - diluted	39,462	39,303
Diluted earnings attributable to SYNNEX Corporation per common share	$1.17	$1.16

Anti-dilutive shares excluded from diluted earnings per share calculation	14	4
_____________________________________
(1) Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.

NOTE 11—SEGMENT INFORMATION:
Operating segments
Summarized financial information related to the Company’s reportable business segments for the three months ended February 29, 2016 and February 28, 2015 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended February 29, 2016
Revenue	$2,784,907	$344,692	$(3,977)	$3,125,622
External revenue	2,784,837	340,785	—	3,125,622
Operating income	67,671	7,861	94	75,626
Three months ended February 28, 2015
Revenue	2,864,288	341,762	(3,592)	3,202,458
External revenue	2,864,131	338,327	—	3,202,458
Operating income	71,250	7,578	119	78,947
Total assets as of February 29, 2016	$3,932,360	$1,041,380	$(790,040)	$4,183,700
Total assets as of November 30, 2015	4,149,080	1,057,880	(762,813)	4,444,147

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenue:
United States	$2,246,348	$2,311,237
Canada	360,322	349,277
Others	518,952	541,944
Total	$3,125,622	$3,202,458

	As of
	February 29, 2016	November 30, 2015
Property and equipment, net:
United States	$123,924	$118,766
Philippines	29,996	28,503
India	27,408	23,056
Others	82,341	78,302
Total	$263,669	$248,627
During the three months ended February 29, 2016 and February 28, 2015, no other country represented more than 10% of the total revenue. As of February 29, 2016 and November 30, 2015, no other country represented more than 10% of the total net property and equipment.

NOTE 12—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both February 29, 2016 and November 30, 2015, MiTAC Holdings and its affiliates beneficially owned approximately 25% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of February 29, 2016. These shares are owned by the following entities:

As of February 29, 2016
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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $27,019 and $23,691 during the three months ended February 29, 2016 and February 28, 2015, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three months ended February 29, 2016 and February 28, 2015, totaled $262 and $420, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $32 and $31 during the three months ended February 29, 2016 and February 28, 2015, respectively.
The Company’s business relationship with MiTAC Holdings has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. The Company negotiates pricing and other material terms on a case-by-case basis with MiTAC Holdings. The Company has adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Matthew Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with the Company.

NOTE 13—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible current, retired and resigned employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement in certain foreign subsidiaries. During the three months ended February 29, 2016 and February 28, 2015, net pension costs were $41 and $1,431, respectively. During the three months ended February 29, 2016 and February 28, 2015, the Company contributed $515 and $541, respectively. As of February 29, 2016 and November 30, 2015, those plans were unfunded by $13,764 and $12,742, respectively.
Employees of SYNNEX Infotec were also covered by a multi-employer plan until fiscal year 2015. The Company recognized expense for this plan based on scheduled employer contributions. Employees could also make contributions to this plan. Consistent with generally accepted accounting principles that address participation in multi-employer plans, the Company did not recognize related plan assets or liabilities in its financial statements. During three months ended February 28, 2015, the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Company contributed $147 to the plan. During fiscal year 2015, the Company withdrew from the multi-employer plan and set up a defined contribution plan to replace the existing plan. During the year ended November 30, 2015, the Company recorded $2,277 toward its funding obligations under this new plan. During the three months ended February 29, 2016, the Company contributed $78 to the defined contribution plan.
The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During the three months ended February 29, 2016 and February 28, 2015, the Company contributed $841 and $855, respectively.
The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of February 29, 2016 and November 30, 2015, the deferred compensation liability balance was $8,149 and $8,100, respectively.

NOTE 14—EQUITY:
Share repurchase program
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of February 29, 2016, the Company had purchased 183 shares for a total cost of $13,680. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
Dividends
The Company paid cash dividends of $0.20 per share and $0.13 per share during the three months ended February 29, 2016 and February 28, 2015, totaling $7,967 and $4,869, respectively. On March 28, 2016, the Company announced a cash dividend of $0.20 per share to stockholders of record as of April 15, 2016, payable on April 29, 2016. Future dividends are subject to declaration by the Board of Directors.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the three months ended February 29, 2016 and February 28, 2015 is presented below:

	Three Months Ended February 29, 2016			Three Months Ended February 28, 2015
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,799,381	$516	$1,799,897	$1,653,558	$427	$1,653,985
Issuance of common stock on exercise of options	1,114	—	1,114	1,022	—	1,022
Issuance of common stock for employee stock purchase plan	548	—	548	421	—	421
Tax benefit from employee stock plans	2,696	—	2,696	1,670	—	1,670
Taxes paid for the settlement of equity awards	(2,620)	—	(2,620)	(1,457)	—	(1,457)
Share-based compensation	3,467	—	3,467	3,656	—	3,656
Repurchases of common stock	(4,943)	—	(4,943)	—	—	—
Dividend declared	(7,967)	—	(7,967)	(4,869)	—	(4,869)
Comprehensive income:
Net income (loss)	46,562	75	46,637	46,323	(21)	46,302
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	(376)	(2)	(378)	221	2	223
Change in unrealized losses of defined benefit plans, net of taxes	(666)	—	(666)	—	—	—
Unrealized losses on cash flow hedges, net of taxes	(5,065)	—	(5,065)	—	—	—
Foreign currency translation adjustments, net of taxes	(11,336)	18	(11,318)	(16,138)	(1)	(16,139)
Total other comprehensive income (loss)	(17,443)	16	(17,427)	(15,917)	1	(15,916)
Total comprehensive income	29,119	91	29,210	30,406	(20)	30,386
Ending balance:	$1,820,795	$607	$1,821,402	$1,684,407	$407	$1,684,814

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 29, 2016 and February 28, 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2025. Future minimum rental obligations under noncancellable lease agreements as of February 29, 2016 were as follows:

Fiscal Years Ending November 30,
2016 (remaining nine months)	$50,998
2017	61,353
2018	52,862
2019	45,979
2020	36,533
Thereafter	78,587
Total minimum lease payments	$326,312
Rent expense during the three months ended February 29, 2016 and February 28, 2015 amounted to $25,417 and $21,987, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of February 29, 2016 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 8—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 29, 2016 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is currently not involved in any material proceedings.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, including foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risks factors contained in our Annual Report on Form 10-K for the year ended November 30, 2015. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
From a geographic perspective, approximately 72% of our total revenue was from the United States for both the three months ended February 29, 2016 and February 28, 2015. The revenue attributable to countries is based on geographical locations from where products are delivered and from where customer service contracts are managed. Approximately 47% and 48% of our net property and equipment were located in the United States as of February 29, 2016 and November 30, 2015, respectively. As of February 29, 2016, we had approximately 75,000 full-time and temporary employees worldwide.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates for the three months ended February 29, 2016 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 and Note 2 to the consolidated financial statements.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended
	February 29, 2016	February 28, 2015
Products revenue	89.10%	89.44%
Services revenue	10.90	10.56
Total revenue	100.00	100.00
Cost of products revenue	(84.18)	(84.44)
Cost of services revenue	(6.73)	(6.56)
Gross profit	9.09	9.00
Selling, general and administrative expenses	(6.67)	(6.53)
Operating income	2.42	2.47
Interest expense and finance charges, net	(0.20)	(0.20)
Other income, net	0.13	0.00
Income before income taxes	2.35	2.27
Provision for income taxes	(0.86)	(0.82)
Net income	1.49	1.45
Net loss (income) attributable to noncontrolling interest	(0.00)	0.00
Net income attributable to SYNNEX Corporation	1.49%	1.45%

Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the Company also discloses certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the Company's business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 29, 2016, in local currency using the comparable prior period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•
Non-GAAP operating income, which is operating income as adjusted to exclude intangible asset amortization, and acquisition and other integration expenses related to the acquisition of the customer relationship management ("CRM") business of International Business Machines Corporation ("IBM") in fiscal year 2014; and

•	Non-GAAP operating margin, which is Non-GAAP operating income (as defined above) divided by Revenue.

•	Adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, which is Non-GAAP operating income as defined above after excluding depreciation expenses.

•
Non-GAAP diluted earnings per common share ("EPS"), which is diluted EPS excluding the per share, tax effected impact of (i) IBM CRM acquisition and other integration expenses, and (ii) amortization of intangible assets.

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

Non-GAAP Financial Information:

	Three Months Ended
	February 29, 2016	February 28, 2015
	(in thousands, except per share amounts)
Revenue	$3,125,622	$3,202,458
Foreign currency translation	70,595	—
Revenue in constant currency	$3,196,217	$3,202,458

Operating income	$75,626	$78,947
IBM CRM acquisition and other integration expenses	1,002	3,993
Amortization of intangibles	11,704	14,593
Non-GAAP operating income	$88,332	$97,533
Depreciation	14,474	11,171
Adjusted EBITDA	$102,806	$108,704

Operating margin	2.42%	2.47%
Non-GAAP operating margin	2.83%	3.05%

Diluted EPS	$1.17	$1.16
IBM CRM acquisition and other integration expenses, net of taxes (1)	0.02	0.06
Amortization of intangibles, net of taxes (1)	0.19	0.23
Non-GAAP diluted EPS(2)	$1.37	$1.46
_____________________________________

(1) The tax effect of the non-GAAP adjustments was calculated using the applicable effective tax rate for the periods presented.
(2) The sum of the components of Non-GAAP Diluted EPS adjustments may not agree to totals, as presented, due to rounding.
Three Months Ended February 29, 2016 and February 28, 2015
Revenue

	Three Months Ended
	February 29, 2016	February 28, 2015	Percent Change
	(in thousands)
Revenue	$3,125,622	$3,202,458	(2.4)%
Technology Solutions revenue	2,784,907	2,864,288	(2.8)%
Concentrix revenue	344,692	341,762	0.9%
Inter-segment elimination	(3,977)	(3,592)
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

Revenue in our Technology Solutions segment decreased during the three months ended February 29, 2016 compared to the prior year period, primarily due to lower demand in the United States and Japanese markets, the loss of a significant vendor providing consumer retail products as a result of its acquisition by a third party and the negative impact of foreign currency translation, primarily from the weakening of the Canadian Dollar. On a constant currency basis, revenue in our Technology Solutions segment during the three months ended February 29, 2016 decreased 0.7%.
The slight increase in revenue in our Concentrix segment during the three months ended February 29, 2016, compared to the prior year period, was primarily due to increased volume and the expansion of services to existing customers and new customer contract signings. This increase was partially offset by the loss of one government contract and unfavorable foreign currency translation, primarily due to the weakening of the Brazilian Real, British Pound, Australian Dollar, the Euro and Indian Rupee. On a constant currency basis, revenue in the Concentrix segment increased by 4.5% during the three months ended February 29, 2016 compared to the prior year quarter.
Gross Profit

	Three Months Ended
	February 29, 2016	February 28, 2015	Percent Change
	(in thousands)
Gross profit	$284,192	$288,218	(1.4)%
Gross margin	9.09%	9.00%
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
Gross profit during the three months ended February 29, 2016 decreased primarily due to lower sales in our Technology Solutions segment. Gross margin during the three months ended February 29, 2016 increased slightly from the prior year period primarily due to the relative change in the mix of products and services gross profit.
Gross profit in our Technology Solutions segment decreased during the three months ended February 29, 2016, compared to the prior year period, primarily due to lower product revenue. Gross margin in our Technology Solutions segment during the three months ended February 29, 2016 was consistent with the prior year period.
Gross profit in our Concentrix segment increased during the three months ended February 29, 2016 compared to the prior year period primarily due to improvement in the performance of a loss marketing contract, which incurred losses of $4.0 million in the current quarter, compared to losses of approximately $9.1 million in the prior year period. Gross margin during the three months ended February 29, 2016 improved due to contract mix, the improvement in gross margin in the contract mentioned above and the favorable impact of foreign currency translation. We have large delivery service centers in India and the Philippines, and experienced a weakening in the Indian Rupee and Philippine Peso compared to the prior year period.
Selling, General and Administrative Expenses

	Three Months Ended
	February 29, 2016	February 28, 2015	Percent Change
	(in thousands)
Selling, general and administrative expenses	$208,566	$209,271	(0.3)%
Percentage of revenue	6.67%	6.53%
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
The decrease in our selling, general and administrative expenses during the three months ended February 29, 2016, compared to the prior year period, was due to the favorable impact of foreign currency translation, primarily from the weakening of the Indian Rupee, Canadian Dollar and Philippine Peso, and the impact of $3.0 million in lower acquisition-related and integration expenses in our Concentrix segment related to the IBM CRM business acquisition. The decrease was also attributable to lower amortization of intangible assets of $2.9 million as compared to the prior year period. This decrease was partially offset by higher infrastructure costs in our Concentrix segment to support its growth.
Operating income

	Three Months Ended
	February 29, 2016	February 28, 2015	Percent Change
	(in thousands)
Operating income	$75,626	$78,947	(4.2)%
Operating margin	2.42%	2.47%
Technology Solutions operating income	67,671	71,250	(5.0)%
Technology Solutions operating margin	2.43%	2.49%
Concentrix operating income	7,861	7,578	3.7%
Concentrix operating margin	2.28%	2.22%
Inter-segment eliminations	94	119
The operating income and margin in our Technology Solutions segment during the three months ended February 29, 2016 decreased compared to the prior year period primarily due to lower sales, business mix and the loss of a significant vendor as described above.
The operating income and margin of our Concentrix segment during the three months ended February 29, 2016 improved from the prior year period primarily due to the improvement in gross margin associated with one loss making contract, and the favorable impact of foreign currency translation, from the weakening of the Indian Rupee and Philippines Peso.
Interest Expense and Finance Charges, Net

	Three Months Ended
	February 29, 2016	February 28, 2015	Percent Change
	(in thousands)
Interest expense and finance charges, net	$6,216	$6,441	(3.5)%
Percentage of revenue	0.20%	0.20%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.
Our interest expense and finance charges, net, during the three months ended February 29, 2016 decreased slightly compared to the prior year period, primarily due to lower sales financed through flooring arrangements and lower average borrowings. This was partially offset by higher interest rates on our term loan. In May 2015, we borrowed an additional $411.3 million under an increased term loan commitment in the United States and paid down our United States securitization arrangement and revolving line of credit to secure higher credit availability. The term loan carries a higher rate of interest than our revolving lines of credit and our accounts receivable securitization arrangement. At the same time, we entered into interest rate swaps, which effectively converted a portion of our floating rate term loan in the United States to a fixed interest rate, which is higher than the prevailing floating rate.

Other Income, Net

	Three Months Ended
	February 29, 2016	February 28, 2015	Percent Change
	(in thousands)
Other income, net	$4,034	$67	5,920.9%
Percentage of revenue	0.13%	0.00%
Amounts recorded as other income, net, include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The increase in other income, net, during the three months ended February 29, 2016 compared to the prior year period was due to a $4.1 million benefit received from a class-action legal settlement in our Canadian Technology Solutions business.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three months ended February 29, 2016 was 36.5%, compared to 36.2% for the three months ended February 28, 2015. The effective tax rate for the three months ended February 29, 2016 increased due to the mix of income in different geographic regions. Additionally, the prior period rate was benefitted by the favorable impact of reversal of certain tax reserves as a result of the expiration of the statute of limitations in certain tax jurisdictions.
Net Loss (Income) Attributable to Noncontrolling Interests
Net loss (income) attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of our subsidiaries’ equity not owned by us. The change in the net income attributable to noncontrolling interests in the three months ended February 29, 2016 as compared to the prior year periods was not material to our results of operations.

Liquidity and Capital Resources
Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization program and our revolving lines of credit for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities.
To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, additional borrowings, or the issuance of securities.
Net cash provided by operating activities was $143.7 million for the three months ended February 29, 2016, primarily due to net income of $46.6 million, adjustments for non-cash items of $23.7 million, a decrease in accounts receivable of $279.4 million and a decrease in inventories of $59.4 million. These cash inflows were partially offset by a decrease in accounts payable of $240.6 million. The decrease in accounts payable, accounts receivable and inventories was primarily due to lower revenue in our Technology Solutions segment during the three months ended February 29, 2016 following a seasonally high fourth quarter of fiscal year 2015. The adjustments for non-cash items consist primarily of amortization, depreciation and deferred taxes.
Net cash provided by operating activities was $208.2 million for the three months ended February 28, 2015, primarily due to net income of $46.3 million, adjustments for non-cash items of $30.9 million, a decrease in accounts receivables of $478.8 million and a decrease in inventories of $76.6 million. These cash inflows were partially offset by a decrease in accounts payable of $365.9 million and a decrease in other liabilities of $27.7 million. The decrease in accounts receivable, accounts payable and inventories was primarily due to lower revenue in our Technology Solutions segment compared to the three months ended November 30, 2014. The decrease in accrued liabilities was primarily due to the payout of fiscal year 2014 profit sharing during the three months ended February 28, 2015. The adjustments for non-cash items consist primarily of amortization, depreciation, stock-based compensation expense and the provision for doubtful accounts.
Net cash provided by investing activities for the three months ended February 29, 2016 was $18.7 million, primarily due to a decrease in restricted cash of $53.4 million due to the timing of our lockbox collections under our borrowing arrangements, partially offset by our capital expenditures of $35.9 million primarily to support growth in our Concentrix segment.
Net cash provided by investing activities for the three months ended February 28, 2015 was $6.9 million, primarily due to receipt of $33.0 million towards working capital and other post-closing adjustments related to the acquisition of the IBM CRM business. This cash inflow was offset, in part, by our capital expenditures during the period of $22.4 million primarily to support our growth.
Net cash used in financing activities for the three months ended February 29, 2016 was $51.1 million, consisting primarily of $27.6 million net repayments of our revolving lines of credits, $8.0 million repayment of our term loans, capital leases and other borrowings, $8.0 million of dividend payments and $4.9 million of repurchases of common stock.
Net cash used in financing activities for the three months ended February 28, 2015 was $219.6 million, consisting primarily of $136.7 million net repayments of our securitization arrangements, revolving lines of credit and term loans and a $79.5 million decrease in book overdraft.
Capital Resources
Our cash and cash equivalents totaled $447.6 million and $336.1 million as of February 29, 2016 and November 30, 2015, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $146.9 million and $146.5 million as of February 29, 2016 and November 30, 2015, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe that we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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
On-Balance Sheet Arrangements
We have an accounts receivable securitization program, or the U.S. Arrangement, to provide additional capital for our operations in the United States. The U.S. Arrangement has a maturity date of November 4, 2016. One of our subsidiaries, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable generated by the parent company and one of our United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of February 29, 2016 and November 30, 2015, there were no borrowing outstanding under the U.S. Arrangement.
Under the terms of the U.S. Arrangement, we and one of our United States subsidiaries sell, on a revolving basis, their receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our bankruptcy-remote subsidiary as security. Any borrowings under the U.S. Arrangement are recorded as debt on our Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements like the U.S. Arrangement, where some of the loans are funded through one or more lender’s affiliated asset-backed commercial paper programs, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in our cost of borrowing or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer us an alternate rate. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.
In November 2013, we entered into a senior secured credit agreement, or the U.S. Credit Agreement, which was comprised of a $275.0 million revolving credit facility and a $225.0 million term loan. In May 2015, the U.S. Credit Agreement was amended to increase the term loan to $625.0 million. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $350.0 million. The U.S. Credit Agreement matures in May 2020. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.50% to 2.25% , based on our consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the U.S. Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which may range from 0.50% to 1.25%, based on our consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement. The unused revolving credit facility is subject to a commitment fee ranging from 0.20% to 0.35% per annum, based on our consolidated leverage ratios. The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight full calendar quarters ending after the U.S. Credit Agreement amendment entered in May 2015, 1.25% of the amended principal amount of the term loan, (b) for each of the next four calendar quarters ending thereafter, 1.875% of the amended principal amount of the term loan, (c) for each calendar quarter ending thereafter, 2.50% of the amended principal amount of the term loan and (d) on the May 2020 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.
As of February 29, 2016 and November 30, 2015, balances outstanding under the term loan component of the U.S. Credit Agreement were $609.4 million and $617.2 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either February 29, 2016 or November 30, 2015. There was $1.5 million outstanding as of both February 29, 2016 and November 30, 2015, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a group of financial institutions, or the Canadian Revolving Arrangement which has a maximum commitment of CAD100.0 million, or $73.8 million, and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million, or $18.5 million, to CAD125.0 million, or $92.3 million, at SYNNEX Canada's request. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged a portion of our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of February 29, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement, and there was $9.7 million outstanding as of November 30, 2015. The

Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of both February 29, 2016 and November 30, 2015, there were no letters of credit outstanding.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. As of February 29, 2016 and November 30, 2015, the balances outstanding on the term loan were $4.5 million and $4.7 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $124.2 million. The credit agreement is comprised of a JPY6.0 billion, or $53.2 million, term loan and a JPY8.0 billion, or $71.0 million, short-term revolving credit facility. The interest rate under the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of February 29, 2016 and November 30, 2015, the balances outstanding under this credit facility were $80.8 million and $96.7 million, respectively. The term loan can be repaid at any time prior to expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $14.0 million for working capital purposes. The interest rate under the credit facilities is based on LIBOR plus a margin of 0.90% per annum. The credit facilities expire in June 2016 and may be extended with the approval of the financial institution. We guarantee the obligations under these credit facilities. As of February 29, 2016 and November 30, 2015, there were no outstanding borrowings under these credit facilities.
SYNNEX Infotec has short-term revolving credit facilities aggregating JPY3.0 billion, or $26.6 million, with financial institutions. The interest rates for these credit facilities are based on TIBOR plus margins ranging from 0.50% to 1.20% per annum. In addition, there is a facility fee of 0.425% per annum, applicable to one credit facility. These credit facilities can be renewed annually. As of February 29, 2016 and November 30, 2015, there were no outstanding balances under this credit facility.
As of February 29, 2016 and November 30, 2015, we recorded $8.5 million and $2.6 million, respectively, on our Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary's approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations.
The maximum commitment amounts for local currency credit facilities in Canada and Japan have been translated into United States Dollars at February 29, 2016 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At February 29, 2016 and November 30, 2015, we had a total of $45.3 million and $3.1 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our borrowing arrangements have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 29, 2016, we were in compliance with all material covenants for the above arrangements.
 Contractual Obligations

Our contractual obligations consist of future payments due under our loans, capital leases and operating lease arrangements. As of February 29, 2016, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For more information on our future minimum rental obligations under noncancellable lease agreements as of February 29, 2016, see Note 15 to the consolidated financial statements.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on a floor plan financing arrangement by our customers. There have been no repurchases through February 29, 2016 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. For more information on our third-party revolving short-term financing arrangements, see Note 8 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both February 29, 2016 and November 30, 2015, MiTAC Holdings and its affiliates beneficially owned approximately 25% of our outstanding common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of February 29, 2016
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
We purchased inventories from MiTAC Holdings and its affiliates totaling $27.0 million and $23.7 million during the three months ended February 29, 2016 and February 28, 2015, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.3 million and $0.4 million during the three months ended February 29, 2016 and February 28, 2015, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to approximately $32,000 and approximately $31,000 during the three months ended February 29, 2016 and February 28, 2015, respectively.

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
Recently Issued Accounting Pronouncements
For a summary of recently issued accounting pronouncements, the anticipated effects on our consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the three months ended February 29, 2016 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None.
(b)    None.
(c)    Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2015 - December 31, 2015	—	$—	—	$91,263,537
January 1, 2016 - January 31, 2016	62,641	$78.91	62,641	$86,320,437
February 1, 2016 - February 29, 2016	—	$—	—	$86,320,437
	62,641	$78.91	62,641
On June 23, 2014, we announced that our Board of Directors authorized a three-year $100,000,000 share repurchase program pursuant to which the company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of February 29, 2016, we had repurchased 182,641 shares of our common stock at an average price of $74.90 per share for an aggregate purchase price of $13,679,563 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $86,320,437 by June 2017.
For the majority of restricted stock awards and units granted by us, the number of shares issued on the date the restricted stock awards and units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting (see Note 14 to the Consolidated Financial Statements).
The covenants of the Company's borrowings limit our ability to pay dividends, make other types of distributions and repurchase the Company's stock (see Note 9 to the Consolidated Financial Statements). We were in compliance with these covenants as of February 29, 2016.

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1†
Sixth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 12, 2016, by and among SIT Funding Corporation, the Company, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia.

10.2	Third Amendment to Credit Agreement, dated as of January 12, 2016, by and among the Company, the guarantor signatories thereto, the lender signatories thereto and Bank of America, N.A.

10.3
Twelfth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of March 16, 2016, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia.

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

Date: April 7, 2016

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†
Sixth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 12, 2016, by and among SIT Funding Corporation, the Company, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia.

10.2	Third Amendment to Credit Agreement, dated as of January 12, 2016, by and among the Company, the guarantor signatories thereto, the lender signatories thereto and Bank of America, N.A.

10.3
Twelfth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of March 16, 2016, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia.

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