Form 10-Q
period 2016-05-31
SYNNEX CORP
filed 2016-07-05
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2016
Common Stock, $0.001 par value	39,763,867

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	May 31, 2016	November 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$589,006	$336,072
Restricted cash	2,007	88,558
Short-term investments	7,370	5,546
Accounts receivable, net	1,512,671	1,759,491
Receivable from related parties	89	114
Inventories	1,378,055	1,328,967
Current deferred tax assets	38,358	40,510
Other current assets	109,583	90,523
Total current assets	3,637,139	3,649,781
Property and equipment, net	277,739	248,627
Goodwill	298,854	298,785
Intangible assets, net	142,368	166,567
Deferred tax assets	27,366	19,849
Other assets	59,355	60,538
Total assets	$4,442,821	$4,444,147
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$91,433	$92,093
Accounts payable	1,378,358	1,445,194
Payable to related parties	11,242	7,661
Accrued compensation and benefits	119,582	135,453
Other accrued liabilities	225,534	218,687
Income taxes payable	15,973	19,069
Total current liabilities	1,842,122	1,918,157
Long-term borrowings	624,538	638,798
Other long-term liabilities	91,990	76,582
Deferred tax liabilities	9,170	10,713
Total liabilities	2,567,820	2,644,250
Commitments and contingencies (Note 15)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,581 and 40,350 shares issued as of May 31, 2016 and November 30, 2015, respectively	41	40
Additional paid-in capital	427,222	411,687
Treasury stock, 1,283 and 1,161 shares as of May 31, 2016 and November 30, 2015, respectively	(61,047)	(51,287)
Accumulated other comprehensive income (loss)	(61,037)	(55,237)
Retained earnings	1,569,215	1,494,178
Total SYNNEX Corporation stockholders’ equity	1,874,394	1,799,381
Noncontrolling interest	607	516
Total equity	1,875,001	1,799,897
Total liabilities and equity	$4,442,821	$4,444,147
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Revenue:
Products	$3,047,638	$2,915,500	$5,832,475	$5,779,631
Services	331,861	338,285	672,646	676,612
Total revenue	3,379,499	3,253,785	6,505,121	6,456,243
Cost of revenue:
Products	(2,880,859)	(2,743,872)	(5,511,989)	(5,448,011)
Services	(204,610)	(209,854)	(414,910)	(419,955)
Gross profit	294,030	300,059	578,222	588,277
Selling, general and administrative expenses	(218,724)	(210,698)	(427,290)	(419,969)
Operating income	75,306	89,361	150,932	168,308
Interest expense and finance charges, net	(6,512)	(5,815)	(12,728)	(12,256)
Other income (expense), net	949	(1,584)	4,983	(1,517)
Income before income taxes	69,743	81,962	143,187	154,535
Provision for income taxes	(25,386)	(30,052)	(52,193)	(56,323)
Net income	44,357	51,910	90,994	98,212
Net loss (income) attributable to noncontrolling interest	5	(36)	(70)	(15)
Net income attributable to SYNNEX Corporation	$44,362	$51,874	$90,924	$98,197
Earnings attributable to SYNNEX Corporation per common share:
Basic	$1.12	$1.31	$2.29	$2.49
Diluted	$1.11	$1.30	$2.28	$2.47
Weighted-average common shares outstanding:
Basic	39,283	39,054	39,254	39,011
Diluted	39,477	39,343	39,470	39,323
Cash dividends declared per share	$0.20	$0.13	$0.40	$0.25

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net income	$44,357	$51,910	$90,994	$98,212
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for both the three and six months ended May 31, 2016, and $(79) and $(202) for the three and six months ended May 31, 2015, respectively	159	141	(219)	364
Change in unrealized gains (losses) of defined benefit plans, net of tax of $0 for the three and six months ended May 31, 2016 and 2015	211	—	(455)	—
Unrealized gains (losses) on cash flow hedges, net of taxes of $(788) and $2,437 for the three and six months ended May 31, 2016, respectively, and $733 for both the three and six months ended May 31, 2015	1,239	(1,154)	(3,826)	(1,154)
Foreign currency translation adjustments, net of taxes of $(1,637) and $(1,399) for the three and six months ended May 31, 2016, respectively, and $38 and $1,132 for the three and six months ended May 31, 2015, respectively	10,039	(6,592)	(1,279)	(22,731)
Other comprehensive income (loss)	11,648	(7,605)	(5,779)	(23,521)
Comprehensive income:	56,005	44,305	85,215	74,691
Comprehensive income attributable to noncontrolling interest	—	(30)	(91)	(10)
Comprehensive income attributable to SYNNEX Corporation	$56,005	$44,275	$85,124	$74,681

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2016	May 31, 2015
Cash flows from operating activities:
Net income	$90,994	$98,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	31,174	22,280
Amortization of intangible assets	23,498	28,055
Share-based compensation	7,210	7,377
Provision for doubtful accounts	946	2,550
Tax benefits from employee stock plans	4,143	3,588
Excess tax benefit from share-based compensation	(4,251)	(3,618)
Deferred income taxes	(6,000)	(1,110)
Gains on investments	—	(50)
Unrealized foreign exchange gains	(4,150)	—
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	263,937	369,475
Receivable from related parties	25	223
Inventories	(39,027)	133,400
Other assets	(17,197)	(29,588)
Accounts payable	(64,629)	(256,095)
Payable to related parties	3,584	(981)
Other liabilities	(5,321)	(38,145)
Net cash provided by operating activities	284,936	335,573
Cash flows from investing activities:
Purchases of trading and available-for-sale investments	(16)	(83)
Proceeds from sale of trading investments	—	2,105
Purchases of term deposits	(33,042)	(5,689)
Proceeds from maturity of term deposits	31,277	5,079
Refund of excess purchase consideration received (1)	561	65,297
Purchases of property and equipment	(67,535)	(45,331)
Repayments by third parties of loans and deposits	456	546
Changes in restricted cash	86,538	6,736
Net cash provided by investing activities	18,239	28,660
Cash flows from financing activities:
Proceeds from securitization and revolving lines of credit	865,536	1,924,139
Payments of securitization and revolving lines of credit	(885,824)	(2,567,069)
Proceeds from term loans, net of issuance cost	—	408,299
Payments of term loans, capital leases and other borrowings	(15,955)	(6,009)
Dividends paid	(15,887)	(9,833)
Excess tax benefit from share-based compensation	4,251	3,618
(Increase) decrease in book overdrafts	5,863	(78,263)
Payments of acquisition-related contingent consideration	(137)	(170)
Repurchases of common stock	(6,917)	—
Proceeds from issuance of common stock	4,183	2,787
Repurchases of common stock for tax withholdings on equity awards	(2,843)	(4,181)
Net cash used in financing activities	(47,730)	(326,682)
Effect of exchange rate changes on cash and cash equivalents	(2,511)	(2,189)
Net increase in cash and cash equivalents	252,934	35,362
Cash and cash equivalents at beginning of period	336,072	180,143
Cash and cash equivalents at end of period	$589,006	$215,505

Supplemental disclosure of non-cash investing activities
Accrued costs for property and equipment purchases	$2,773	$4,786

(1) Represents working capital and other post-closing adjustments related to the acquisition of the customer relationship management business of International Business Machines Corporation in fiscal year 2014.

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2016 and 2015
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
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2016 and for the three and six months ended May 31, 2016 and 2015 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2015 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015.
The results of operations for the three months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2016, or any future period and the Company makes no representations related thereto.

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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing and the compositions and maturities of which are regularly monitored by management. Through May 31, 2016, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2016, such losses have been within management’s expectations.
During the three months ended May 31, 2016, one customer accounted for 11% of the Company's total revenue. No customer accounted for 10% or more of the Company's total revenue during the six months ended May 31, 2016. During both the three and six months ended May 31, 2015, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, HP Inc. (formerly Hewlett-Packard Company) (“HP”), accounted for approximately 17% and 18% of total revenue for the three and six months ended May 31, 2016, respectively, and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

approximately 24% of total revenue for both the three and six months ended May 31, 2015. During the three and six months ended May 31, 2015, HP included both HP Inc. and Hewlett-Packard Enterprise.
As of May 31, 2016, one customer comprised 13% of the total consolidated accounts receivable balance. As of November 30, 2015, no customer comprised 10% of the consolidated accounts receivable balance.
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
Recently issued accounting pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.
In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective January 1, 2017 and early adoption is permitted.  The Company is currently evaluating the impact of the new guidance.
In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases. The most significant impact to the Company’s Consolidated Financial Statements relates to the recognition by a lessee of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight line expense while finance leases will result in a front-loaded expense pattern. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2020 using a modified retrospective approach and early adoption is permitted. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption and is currently evaluating the impact on its Consolidated Financial Statements upon the adoption of this new standard.
In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

equity method) which will be measured at fair value through earnings. The new guidance is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017, with early adoption permitted only for certain provisions. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2016 and 2015, respectively, and the grant-date fair value of the awards:

	Three Months Ended					Six Months Ended
	May 31, 2016			May 31, 2015		May 31, 2016		May 31, 2015
	Shares awarded		Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	11		$1,004	14	$1,059	14	$1,235	17	$1,274
Restricted stock units	—	(1)	9	—	—	34	2,763	49	3,799
	11		$1,013	14	$1,059	48	$3,998	66	$5,073
_____________________________________
(1) Number of units is less than one thousand.
The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and six months ended May 31, 2016 and 2015 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Cost of revenue	$132	$217	$246	$421
Selling, general and administrative expenses	3,635	3,504	6,984	6,956
Total share-based compensation	3,767	3,721	7,230	7,377
Tax effect on share-based compensation	(1,371)	(1,366)	(2,635)	(2,689)
Net effect on net income	$2,396	$2,355	$4,595	$4,688

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 4—BALANCE SHEET COMPONENTS:

	As of
	May 31, 2016	November 30, 2015
Accounts receivable, net:
Accounts receivable	$1,566,607	$1,818,123
Less: Allowance for doubtful accounts	(15,258)	(14,417)
Less: Allowance for sales returns	(38,678)	(44,215)
	$1,512,671	$1,759,491

	As of
	May 31, 2016	November 30, 2015
Property and equipment, net:
Land	$21,712	$21,581
Equipment, computers and software	222,699	202,310
Furniture and fixtures	51,159	45,470
Buildings and leasehold improvements	198,874	167,893
Construction-in-progress	8,533	11,799
Total property and equipment, gross	502,977	449,053
Less: Accumulated depreciation	(225,238)	(200,426)
	$277,739	$248,627

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2015	$95,947	$202,838	$298,785
Foreign exchange translation	1,996	(1,927)	69
Balance as of May 31, 2016	$97,943	$200,911	$298,854

	As of May 31, 2016			As of November 30, 2015
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$268,927	$(134,939)	$133,988	$277,122	$(120,478)	$156,644
Vendor lists	36,815	(34,024)	2,791	36,815	(33,255)	3,560
Technology	7,500	(2,500)	5,000	7,500	(2,000)	5,500
Other intangible assets	5,901	(5,312)	589	6,598	(5,735)	863
	$319,143	$(176,775)	$142,368	$328,035	$(161,468)	$166,567

Amortization expense was $11,794 and $23,498 for the three and six months ended May 31, 2016, respectively, and $13,462 and $28,055 for the three and six months ended May 31, 2015, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2016 (remaining six months)	$23,126
2017	35,948
2018	27,020
2019	17,789
2020	13,743
thereafter	24,742
Total	$142,368
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, excluding noncontrolling interests were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plans costs, net of taxes	Unrealized losses on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2015	$946	$217	$(3,539)	$(52,861)	$(55,237)
Other comprehensive loss	(218)	(455)	(3,826)	(1,301)	(5,800)
Balance as of May 31, 2016	$728	$(238)	$(7,365)	$(54,162)	$(61,037)

NOTE 5—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	May 31, 2016			November 30, 2015
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Held-to-maturity investments	$7,370	$—	$7,370	$5,546	$—	$5,546

Long-term investments in other assets:
Available-for-sale securities	$947	$967	$1,914	$837	$1,073	$1,910
Cost-method investments	$4,531	$—	$4,531	$4,555	$—	$4,555

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
The Company recorded a loss of $9 and gain of $50 in “Other income (expense), net” in the Consolidated Statements of Operations during the three and six months ended May 31, 2015, respectively, for changes in the fair value of the Com

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

pany's trading investments. There were no trading investments during the six months ended May 31, 2016.

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
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the fair values of the Company’s outstanding derivative instruments as of May 31, 2016 and November 30, 2015:

	Fair Value as of
Balance Sheet Line Item	May 31, 2016	November 30, 2015
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$1,550	$1,753
Other accrued liabilities	$965	$466
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other current assets	$—	$19
Other accrued liabilities	$1,695	$—
Other long-term liabilities	$10,357	$5,808
The notional amounts of the foreign exchange forward contracts that were outstanding as of May 31, 2016 and November 30, 2015 were $198,278 and $251,677, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, Indian Rupee, British Pound, Euro, Brazilian Real, Australian Dollar, Mexican Peso, and Japan Yen, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded losses of $6,292 and $4,458 during the three and six months ended May 31, 2016, respectively, and gains of $154 and $11,734 during the three and six months ended on May 31, 2015, respectively, in “Other income (expense), net”. The losses on the Company’s foreign currency forward contracts are largely offset by changes in the fair value of the underlying hedged assets or liabilities.
During the three and six months ended May 31, 2016, the Company recorded a gain before tax of $2,027 and a loss before tax of $6,263, respectively, and a loss before tax of $1,887 for both the three and six months ended May 31, 2015, in "Other comprehensive income (loss)" related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. For the three and six months ended May 31, 2016 and 2015, there was no hedge ineffectiveness related to these derivative instruments. For the three and six months ended May 31, 2016 and 2015, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to, occur; nor are there any anticipated in the normal course of business within the next twelve months.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $1,302 each as of May 31, 2016 and $1,168 each as of November 30, 2015.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2016				As of November 30, 2015
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$389,936	$389,936	$—	$—	$208,597	$208,597	$—	$—
Restricted cash	2,007	2,007	—	—	88,558	88,558	—	—
Available-for-sale securities	1,914	1,914	—	—	1,910	1,910	—	—
Forward foreign currency exchange contracts	1,550	—	1,550	—	1,753	—	1,753	—
Interest rate swaps	—	—	—	—	19	—	19	—
Liabilities:
Forward foreign currency exchange contracts	$965	$—	$965	$—	$466	$—	$466	$—
Interest rate swaps	12,052	—	12,052	—	5,808	—	5,808	—
Acquisition-related contingent consideration	—	—	—	—	433	—	—	433

The Company's cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. Restricted cash relates primarily to restrictions under bank guarantees or borrowing arrangements. The carrying values of the cash equivalents approximate fair value since they are near their maturity. Investments in available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2016 and November 30, 2015.
The acquisition-related contingent consideration liability represented the future potential earn-out payments relating to an acquisition. The fair value of the contingent consideration liability was based on the Company’s probability assessment of the established profitability measures during the earn-out period ranging from one to three years from the date of the acquisition. The liability was settled during the six months ended May 31, 2016.
The carrying values of held-to-maturity securities, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company's term loans approximate their fair value since they bear interest rates that are similar to existing market rates.
During the six months ended May 31, 2016, there were no transfers between the fair value measurement category levels.

NOTE 8—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an accounts receivable securitization program to provide additional capital for its operations in the United States (the “U.S. Arrangement”). The U.S. Arrangement has a maturity date of November 4, 2016. One of the Company’s subsidiaries, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable generated by the parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.375% per annum

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of May 31, 2016 and November 30, 2015, there were no borrowings outstanding under the U.S. Arrangement.
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
In January 2016, the Company entered into an uncommitted supply-chain financing program with a United States financial institution under which trade accounts receivable of a certain customer may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. At May 31, 2016, accounts receivable sold to and held by the financial institution under this program were $39,149. During the three and six months ended May 31, 2016, discount fees of $262 and $378 related to the sale of trade accounts receivable under this facility, respectively, were included in “Interest expense and finance charges, net” in the consolidated statement of operations.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net sales financed	$301,246	$299,473	$559,957	$615,258
Flooring fees(1)	2,062	2,081	3,709	4,157
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of May 31, 2016 and November 30, 2015, accounts receivable subject to flooring agreements were $76,440 and $55,333, respectively.
SYNNEX Infotec, the Company's Japan Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of May 31, 2016 and November 30, 2015 were $4,925 and $3,074, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2016	November 30, 2015
SYNNEX U.S. credit agreement	$601,563	$617,188
SYNNEX Canada term loan and revolver	4,498	14,449
SYNNEX Infotec credit facility	89,415	96,662
Other borrowings and capital leases	20,495	2,592
Total borrowings	715,971	730,891
Less: Current portion	(91,433)	(92,093)
Non-current portion	$624,538	$638,798
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
Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.50% to 2.25%, based on the Company's consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the U.S. Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which may range from 0.50% to 1.25%,based on the Company's consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement. The unused revolving credit facility is subject to a commitment fee ranging from 0.20% to 0.35% per annum, based on the Company's consolidated leverage ratios.
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
As of May 31, 2016 and November 30, 2015, balances outstanding under the term loan component of the U.S. Credit Agreement were $601,563 and $617,188, respectively. There were no borrowings outstanding under the revolving credit facility as of either May 31, 2016 or November 30, 2015. There was $1,500 outstanding as of both May 31, 2016 and November 30, 2015, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited ("SYNNEX Canada") has a revolving line of credit arrangement with a group of financial institutions (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000, or $76,365, and includes an accordion feature to increase the maximum commitment by an additional CAD25,000, or $19,091, to CAD125,000, or $95,456, at SYNNEX Canada's request.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged a portion of its stock in SYNNEX Canada as collateral for the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate (“BA”) plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of May 31, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement, and there was $9,728 outstanding as of November 30, 2015. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of both May 31, 2016 and November 30, 2015, there were no letters of credit outstanding.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. As of May 31, 2016 and November 30, 2015, the balances outstanding on the term loan were $4,498 and $4,721, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $126,445. The credit facility is comprised of a JPY6,000,000, or $54,191, term loan and a JPY8,000,000, or $72,254, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of May 31, 2016 and November 30, 2015, the balances outstanding under the term loan component of the facility were $54,191 and $48,737, respectively. Balances outstanding under the revolving credit facility were $35,224 and $47,925 as of May 31, 2016 and November 30, 2015, respectively. The term loan can be repaid at any time prior to expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
India credit facilities
The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $14,000 for working capital purposes. The interest rate under the credit facilities is based on LIBOR plus a margin of 0.90% per annum. The credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. As of May 31, 2016 and November 30, 2015, there were no outstanding borrowings under these credit facilities.
Other borrowings and capital leases
SYNNEX Infotec has additional short-term revolving credit facilities aggregating JPY3,000,000, or $27,095, with financial institutions. The interest rates for these credit facilities are based on TIBOR plus margins ranging from 0.50% to 1.20% per annum. In addition, there is a facility fee of 0.425% per annum, applicable to one credit facility. These credit facilities can be renewed annually. As of May 31, 2016 and November 30, 2015, there were no outstanding balances under this credit facility.
As of May 31, 2016 and November 30, 2015, the Company recorded $8,743 and $2,592, respectively, on its Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary’s approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations. As of May 31, 2016, the Company had book overdrafts of $11,752. As of November 30, 2015, book overdrafts of $5,840 were included in Accounts Payable.
The maximum commitment amounts for local currency credit facilities in Canada and Japan have been translated into United States Dollars at May 31, 2016 exchange rates.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Future principal payments
Future principal payments under the above loans and capital leases as of May 31, 2016 are as follows:

Fiscal Years Ending November 30,
2016 (remaining six months)	$71,637
2017	39,339
2018	104,985
2019	62,510
2020	437,500
$715,971
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $7,211 and $13,844 for the three and six months ended May 31, 2016, respectively, and $6,203 and $13,150 for the three and six months ended May 31, 2015, respectively. The variable interest rates ranged between 0.73% and 3.75% during both the three and six months ended May 31, 2016, and between 0.59% and 4.50% and 0.57% and 4.50% during the three and six months ended May 31, 2015, respectively.
Covenant compliance
The Company's borrowing arrangements have a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests, including minimum net worth and fixed charge coverage ratios. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2016, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$44,362	$51,874	$90,924	$98,197
Less: net income allocated to participating securities(1)	(468)	(631)	(969)	(1,223)
Net income attributable to SYNNEX Corporation common stockholders	$43,894	$51,243	$89,955	$96,974
Weighted-average number of common shares - basic	39,283	39,054	39,254	39,011
Basic earnings attributable to SYNNEX Corporation per common share	$1.12	$1.31	$2.29	$2.49

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$44,362	$51,874	$90,924	$98,197
Less: net income allocated to participating securities(1)	(466)	(627)	(965)	(1,215)
Net income attributable to SYNNEX Corporation common stockholders	$43,896	$51,247	$89,959	$96,982
Weighted-average number of common shares - basic	39,283	39,054	39,254	39,011
Effect of dilutive securities:
Stock options and restricted stock units	194	289	216	312
Weighted-average number of common shares - diluted	39,477	39,343	39,470	39,323
Diluted earnings attributable to SYNNEX Corporation per common share	$1.11	$1.30	$2.28	$2.47

Anti-dilutive shares excluded from diluted earnings per share calculation	12	1	13	3
_____________________________________
(1) Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—SEGMENT INFORMATION:
Operating segments
Summarized financial information related to the Company’s reportable business segments for the three months ended May 31, 2016 and 2015 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2016
Revenue	$3,047,708	$335,925	$(4,134)	$3,379,499
External revenue	3,047,638	331,861	—	3,379,499
Operating income (loss)	75,815	(570)	61	75,306
Three months ended May 31, 2015
Revenue	2,915,557	341,805	(3,577)	3,253,785
External revenue	2,915,500	338,285	—	3,253,785
Operating income	80,230	9,012	119	89,361
Six months ended May 31, 2016
Revenue	$5,832,615	$680,617	$(8,111)	$6,505,121
External revenue	5,832,475	672,646	—	6,505,121
Operating income	143,486	7,291	155	150,932
Six months ended May 31, 2015
Revenue	5,779,845	683,567	(7,169)	6,456,243
External revenue	5,779,631	676,612	—	6,456,243
Operating income	151,480	16,590	238	168,308
Total assets as of May 31, 2016	$4,186,865	$1,064,920	$(808,964)	$4,442,821
Total assets as of November 30, 2015	4,149,080	1,057,880	(762,813)	4,444,147
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

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Revenue:
United States	$2,483,643	$2,385,956	$4,729,991	$4,697,193
Canada	371,703	349,443	732,025	698,720
Others	524,153	518,386	1,043,105	1,060,330
Total	$3,379,499	$3,253,785	$6,505,121	$6,456,243

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	May 31, 2016	November 30, 2015
Property and equipment, net:
United States	$124,819	$118,766
Philippines	32,479	28,503
India	32,352	23,056
Others	88,089	78,302
Total	$277,739	$248,627
During the three and six months ended May 31, 2016 and 2015, no other country represented more than 10% of the total revenue. As of May 31, 2016 and November 30, 2015, no other country represented more than 10% of the total net property and equipment.

NOTE 12—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both May 31, 2016 and November 30, 2015, MiTAC Holdings and its affiliates beneficially owned approximately 25% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of May 31, 2016. These shares are owned by the following entities:

As of May 31, 2016
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 374 shares directly held by Matthew Miau and 224 shares indirectly held by Mathew Miau through a charitable remainder trust.

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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $29,430 and $56,449 during the three and six months ended May 31, 2016, respectively, and totaling $20,681 and $44,372 during the three and six months ended May 31, 2015, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three and six months ended May 31, 2016 totaled $260 and $522, respectively, and during the three and six months ended May 31, 2015 totaled $307 and $727, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $42 and $74 during the three and six months ended May 31, 2016, respectively, and $31 and $62 during the three and six months ended May 31, 2015, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
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

NOTE 13—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible current, retired and resigned employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement in certain foreign subsidiaries. During the three and six months ended May 31, 2016, net pension costs were $957 and $998, respectively. During the three and six months ended May 31, 2015, net pension costs were $949 and $2,380, respectively. During the three and six months ended May 31, 2016, the Company contributed $667 and $1,182, respectively. During the three and six months ended May 31, 2015, the Company contributed $563 and $1,104, respectively. As of May 31, 2016 and November 30, 2015, those plans were unfunded by $13,978 and $12,742, respectively.
Employees of SYNNEX Infotec were also covered by a multi-employer plan until fiscal year 2015. The Company recognized expense for this plan based on scheduled employer contributions. Employees could also make contributions to this plan. Consistent with generally accepted accounting principles that address participation in multi-employer plans, the Company did not recognize related plan assets or liabilities in its financial statements. During three and six months ended May 31, 2015, the Company contributed $147 and $294 to the plan, respectively. During fiscal year 2015, the Company withdrew from the multi-employer plan and set up a defined contribution plan to replace the existing plan. During the year ended November 30, 2015, the Company recorded $2,277 toward its funding obligations under this new plan. During the three and six months ended May 31, 2016, the Company contributed $84 and $162 to the defined contribution plan.
The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During three and six months ended May 31, 2016, the Company contributed $965 and $1,806, respectively. During three and six months ended May 31, 2015, the Company contributed $797 and $1,652, respectively.
The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of May 31, 2016 and November 30, 2015, the deferred compensation liability balance was $8,198 and $8,100, respectively.

NOTE 14—EQUITY:
Share repurchase program
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2016, the Company had purchased 207 shares for a total cost of $15,654. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Dividends
The Company paid cash dividends of $0.20 and $0.40 per share, totaling $7,920 and $15,887, during the three and six months ended May 31, 2016, respectively. It paid cash dividends of $0.125 and $0.25 per share, totaling $4,964 and $9,833, during the three and six months ended May 31, 2015, respectively. On June 23, 2016, the Company announced a cash dividend of $0.20 per share to stockholders of record as of July 15, 2016, payable on July 29, 2016. Future dividends are subject to declaration by the Board of Directors.
Changes in equity
A reconciliation of the changes in equity for the six months ended May 31, 2016 and May 31, 2015 is presented below:

	Six Months Ended May 31, 2016			Six Months Ended May 31, 2015
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,799,381	$516	$1,799,897	$1,653,558	$427	$1,653,985
Issuance of common stock on exercise of options	3,034	—	3,034	1,772	—	1,772
Issuance of common stock for employee stock purchase plan	1,149	—	1,149	1,015	—	1,015
Tax benefit from employee stock plans	4,143	—	4,143	3,588	—	3,588
Taxes paid for the settlement of equity awards	(2,843)	—	(2,843)	(4,181)	—	(4,181)
Share-based compensation	7,210	—	7,210	7,351	—	7,351
Repurchases of common stock	(6,917)	—	(6,917)	—	—	—
Dividends declared	(15,887)	—	(15,887)	(9,833)	—	(9,833)
Comprehensive income:
Net income	90,924	70	90,994	98,197	15	98,212
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	(218)	(1)	(219)	362	2	364
Change in unrealized losses in defined benefit plans, net of taxes	(455)	—	(455)	—	—	—
Unrealized losses on cash flow hedges, net of taxes	(3,826)	—	(3,826)	(1,154)	—	(1,154)
Foreign currency translation adjustments, net of taxes	(1,301)	22	(1,279)	(22,724)	(7)	(22,731)
Total other comprehensive income (loss)	(5,800)	21	(5,779)	(23,516)	(5)	(23,521)
Total comprehensive income	85,124	91	85,215	74,681	10	74,691
Ending balance:	$1,874,394	$607	$1,875,001	$1,727,951	$437	$1,728,388

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2025. Future minimum rental obligations under noncancellable lease agreements as of May 31, 2016 were as follows:

Fiscal Years Ending November 30,
2016 (remaining six months)	$35,457
2017	66,835
2018	56,309
2019	47,041
2020	37,763
Thereafter	74,725
Total minimum lease payments	$318,130
During the three and six months ended May 31, 2016, rent expense was $25,186 and $50,603, respectively. During the three and six months ended May 31, 2015, rent expense was $23,259 and $45,246, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of May 31, 2016 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 8—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2016 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, including foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risks factors contained in our Annual Report on Form 10-K for the year ended November 30, 2015. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company offering a comprehensive range of services to resellers, retailers, original equipment manufacturers, or OEMs, financial and insurance institutions and several other industry verticals worldwide. Our primary business process services are wholesale IT integration and distribution and outsourcing services focused on end-to-end customer engagement strategy and process optimization that help to create improved business outcomes. We operate in two segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking/communications/security equipment, consumer electronics, or CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
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
From a geographic perspective, approximately 73% of our total revenue was from the United States for the three and six months ended May 31, 2016 and May 31, 2015. The revenue attributable to countries is based on geographical locations from where products are delivered or from where customer service contracts are managed. Approximately 45% and 48% of our net property and equipment was located in the United States as of May 31, 2016 and November 30, 2015, respectively. As of May 31, 2016, we had approximately 75,000 full-time and temporary employees worldwide.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and six months ended May 31, 2016 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 and Note 2 to the Consolidated Financial Statements.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Products revenue	90.18%	89.60%	89.66%	89.52%
Services revenue	9.82	10.40	10.34	10.48
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(85.25)	(84.33)	(84.73)	(84.39)
Cost of services revenue	(6.05)	(6.45)	(6.38)	(6.50)
Gross profit	8.70	9.22	8.89	9.11
Selling, general and administrative expenses	(6.47)	(6.47)	(6.57)	(6.50)
Operating income	2.23	2.75	2.32	2.61
Interest expense and finance charges, net	(0.20)	(0.18)	(0.20)	(0.20)
Other income (expense), net	0.03	(0.05)	0.08	(0.02)
Income before income taxes	2.06	2.52	2.20	2.39
Provision for income taxes	(0.75)	(0.93)	(0.80)	(0.87)
Net income	1.31	1.59	1.40	1.52
Net loss (income) attributable to noncontrolling interest	0.00	(0.00)	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.31%	1.59%	1.40%	1.52%
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the Company also discloses certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the Company's business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2016, in local currency using the comparable prior periods' currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•
Non-GAAP operating income, which is operating income as adjusted to exclude acquisition and other integration expenses related to the acquisition of the customer relationship management ("CRM") business of International Business Machines Corporation ("IBM") in fiscal year 2014, restructuring costs and amortization of intangible assets.

•	Non-GAAP operating margin, which is Non-GAAP operating income (as defined above) divided by revenue.

•	Adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, which is Non-GAAP operating income as defined above after excluding depreciation.

•
Non-GAAP diluted earnings per common share ("EPS"), which is diluted EPS excluding the per share, tax effected impact of (i) IBM CRM acquisition and other integration expenses, (ii) restructuring costs, and (iii) amortization of intangible assets.

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

Non-GAAP Financial Information:

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
	(in thousands, except per share amounts)
Revenue	$3,379,499	$3,253,785	$6,505,121	$6,456,243
Foreign currency translation	4,903	—	75,498	—
Revenue in constant currency	$3,384,402	$3,253,785	$6,580,619	$6,456,243

Operating income	$75,306	$89,361	$150,932	$168,308
IBM CRM acquisition and other integration expenses	568	2,039	1,570	6,032
Restructuring charges	3,997	—	3,997	—
Amortization of intangibles	11,794	13,462	23,498	28,055
Non-GAAP operating income	$91,665	$104,862	$179,997	$202,395
Depreciation	16,700	11,109	31,174	22,280
Adjusted EBITDA	$108,365	$115,971	$211,171	$224,675

Operating margin	2.23%	2.75%	2.32%	2.61%
Non-GAAP operating margin	2.71%	3.22%	2.77%	3.13%

Diluted EPS	$1.11	$1.30	$2.28	$2.47
IBM CRM acquisition and other integration expenses	0.01	0.05	0.04	0.15
Restructuring charges	0.10	—	0.10	—
Amortization of intangibles	0.30	0.34	0.59	0.70
Income taxes related to the above(1)	(0.15)	(0.14)	(0.27)	(0.31)
Non-GAAP diluted EPS	$1.37	$1.55	$2.74	$3.01
_____________________________________

(1) The tax effect of the non-GAAP adjustments was calculated using the applicable effective tax rate for the periods presented.

Three and Six Months Ended May 31, 2016 and 2015
Revenue

	Three Months Ended			Six Months Ended
	May 31, 2016	May 31, 2015	Percent Change	May 31, 2016	May 31, 2015	Percent Change
	(in thousands)			(in thousands)
Revenue	$3,379,499	$3,253,785	3.9%	$6,505,121	$6,456,243	0.8%
Technology Solutions	3,047,708	2,915,557	4.5%	5,832,615	5,779,845	0.9%
Concentrix	335,925	341,805	(1.7)%	680,617	683,567	(0.4)%
Inter-segment elimination	(4,134)	(3,577)		(8,111)	(7,169)
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
Revenue in our Technology Solutions segment increased during the three and six months ended May 31, 2016 compared to the prior year periods, primarily due to improved demand for our systems design and integration solutions, networking equipment and IT systems. The increase was partially offset by lower consumer sales, lower system components product demand and the negative impact of foreign currency translation, primarily from the weakening of the Canadian Dollar. On a constant currency basis, revenue in our Technology Solutions segment during the three and six months ended May 31, 2016 increased 4.6% and 1.9%, respectively.
Revenue in our Concentrix segment during the three and six months ended May 31, 2016, compared to the prior year periods, was negatively impacted by the planned lapsing of a government contract. Revenue associated with this government contract decreased by approximately $27 million and $50 million during the three and six months ended May 31, 2016, respectively, compared to the prior year periods. Revenue was also negatively impacted by unfavorable foreign currency translation, primarily from the weakening of the Australian Dollar, British Pound, Brazilian Real and Indian Rupee. The decrease was partially offset by increased volume and the expansion of services to existing customers and new customer contract signings. On a constant currency basis, revenue in the Concentrix segment decreased 0.5% during the three months ended May 31, 2016 and increased 2.0% during the six months ended May 31, 2016, compared to the prior year periods.
Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2016	May 31, 2015	Percent Change	May 31, 2016	May 31, 2015	Percent Change
	(in thousands)			(in thousands)
Gross profit	$294,030	$300,059	(2.0)%	$578,222	$588,277	(1.7)%
Gross margin	8.70%	9.22%		8.89%	9.11%
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
Gross profit during the three and six months ended May 31, 2016 decreased compared to the corresponding prior year periods primarily due to lower profit in our Technology Solutions segment. Gross margin during the three and six months ended May 31, 2016 decreased from the prior year periods primarily due to the relative change in the mix of products and services sold.
Gross profit and margin in our Technology Solutions segment decreased during the three and six months ended May 31, 2016, compared to the prior year periods, primarily due to foreign currency exchange benefits associated with our system design and integration solutions recorded during the three and six months ended May 31, 2015.
Gross profit in our Concentrix segment during the three months ended May 31, 2016 was consistent with the prior year period, as the improved performance from one loss-making contract was partially offset by the government contract discussed above. Gross profit increased during the six months ended May 31, 2016 from the prior year period primarily due to improvement in the performance of the loss-making contract, which incurred losses of $7.2 million in the current period, compared to losses of approximately $15.3 million in the prior year period. This increase was partially offset by the government contract discussed above. Gross margin in our Concentrix segment during the three and six months ended May 31, 2016 improved primarily due to the favorable impact of foreign currency translation. We have large delivery service centers in India and the Philippines, and experienced a weakening in the Indian Rupee and Philippine Peso compared to the prior year periods. In addition, the improved performance of the loss-making contract and the impact of the government contract led to higher gross margin during the three and six months ended May 31, 2016, compared to prior year periods, as both contracts had lower than average gross margin.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2016	May 31, 2015	Percent Change	May 31, 2016	May 31, 2015	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$218,724	$210,698	3.8%	$427,290	$419,969	1.7%
Percentage of revenue	6.47%	6.47%		6.57%	6.50%
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
The increase in our selling, general and administrative expenses during the three and six months ended May 31, 2016, compared to the prior year periods, was due to higher depreciation and facility costs of $7.3 million and $15.0 million, respectively, to support Concentrix growth and $4.0 million of restructuring costs primarily related to lease termination and employee related costs for closed business activities in three Concentrix delivery centers in North America. This increase was partially offset by the favorable impact of foreign currency translation, primarily from the weakening of the Canadian Dollar, Indian Rupee and Philippine Peso. The increase in our selling, general and administrative expenses was also offset by lower amortization of intangible assets of $1.9 million and $4.8 million during the three and six months ended May 31, 2016, respectively, and $1.5 million and $4.5 million in lower IBM CRM acquisition-related and other integration expenses in our Concentrix segment during the three and six months ended May 31, 2016, respectively, compared to prior year periods.
Operating income

	Three Months Ended			Six Months Ended
	May 31, 2016	May 31, 2015	Percent Change	May 31, 2016	May 31, 2015	Percent Change
	(in thousands)			(in thousands)
Operating income	$75,306	$89,361	(15.7)%	$150,932	$168,308	(10.3)%
Operating margin	2.23%	2.75%		2.32%	2.61%
Technology Solutions operating income	75,815	80,230	(5.5)%	143,486	151,480	(5.3)%
Technology Solutions operating margin	2.49%	2.75%		2.46%	2.62%
Concentrix operating income	(570)	9,012	(106.3)%	7,291	16,590	(56.1)%
Concentrix operating margin	(0.17)%	2.64%		1.07%	2.43%
Inter-segment eliminations	61	119		155	238
The operating income and margin in our Technology Solutions segment during the three and six months ended May 31, 2016 decreased compared to the prior year periods primarily due to business mix and the foreign currency exchange benefits associated with systems design and integration solutions recorded during the prior year periods.
The operating income and margin in our Concentrix segment decreased during the three and six months ended May 31, 2016 compared to the prior year periods primarily due to higher depreciation and facility costs of $7.3 million and $15.0 million, respectively, the government contract mentioned above and $4 million of restructuring and site closure costs, partially offset by the favorable impact of foreign currency translation, from the weakening of the Indian Rupee and Philippines Peso, and improvement in gross profit associated with the loss-making contract.

Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2016	May 31, 2015	Percent Change	May 31, 2016	May 31, 2015	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$6,512	$5,815	12.0%	$12,728	$12,256	3.9%
Percentage of revenue	0.20%	0.18%		0.20%	0.20%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.
Our interest expense and finance charges, net, during the three and six months ended May 31, 2016 increased compared to the prior year periods, primarily due to higher interest expense as a result of higher variable interest rates and higher interest rates on our term loan. In May 2015, we borrowed an additional $411.3 million under an increased term loan commitment in the United States and paid down our United States securitization arrangement and revolving line of credit to secure higher credit availability. The term loan carries a higher rate of interest than our revolving lines of credit and our accounts receivable securitization arrangement. At the same time, we entered into interest rate swaps, which effectively converted a portion of our floating rate term loan in the United States to a fixed interest rate, which is higher than the prevailing floating rate.
Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2016	May 31, 2015	Percent Change	May 31, 2016	May 31, 2015	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$949	$(1,584)	159.9%	$4,983	$(1,517)	428.5%
Percentage of revenue	0.03%	(0.05)%		0.08%	(0.02)%
Amounts recorded as other income (expense), net, include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The increase in other income (expense), net, during the three months ended May 31, 2016 compared to the prior year period was due to higher foreign currency transaction gains of $3.0 million.
The increase in other income (expense), net, during the six months ended May 31, 2016 compared to the prior year period was primarily due to a $4.1 million benefit received from a class-action legal settlement in our Canadian Technology Solutions business.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and six months ended May 31, 2016 was 36.4% and 36.5%, respectively, compared to 36.7% and 36.4% for the three and six months ended May 31, 2015, respectively. The effective tax rate for the three and six months ended May 31, 2016 changed due to the mix of income in different geographic regions.
Net Loss (Income) Attributable to Noncontrolling Interests
Net loss (income) attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of our subsidiaries’ equity not owned by us. The change in the net income attributable to noncontrolling interests in the three and six months ended May 31, 2016 as compared to the prior year periods was not material to our results of operations.

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
Net cash provided by operating activities was $284.9 million during the six months ended May 31, 2016, primarily due to net income of $91.0 million, adjustments for non-cash items of $52.6 million and a decrease in accounts receivable of $263.9 million. These cash inflows were partially offset by a decrease in accounts payable of $64.6 million and an increase in inventories of $39.0 million. The decrease in accounts receivable and accounts payable was primarily due to lower revenue in our Technology Solutions segment during the three months ended May 31, 2016 compared to the three months ended November 30, 2015. The adjustments for non-cash items consist primarily of amortization, depreciation, deferred income taxes, stock-based compensation expense and unrealized foreign currency exchange gains or losses.
Net cash provided by operating activities was $335.6 million during the six months ended May 31, 2015, primarily due to net income of $98.2 million, adjustments for non-cash items of $59.1 million, a decrease in accounts receivables of $369.5 million and a decrease in inventories of $133.4 million. These cash inflows were partially offset by a decrease in accounts payable of $256.1 million. The decrease in accounts receivable, accounts payable and inventories was primarily due to lower revenue in our Technology Solutions segment during the three months ended May 31, 2015 compared to the three months ended November 30, 2014. The adjustments for non-cash items consist primarily of amortization, depreciation, tax benefit from employee stock plans, stock-based compensation expense and the provision for doubtful accounts.
Net cash provided by investing activities during the six months ended May 31, 2016 was $18.2 million, primarily due to a decrease of restricted cash of $86.5 million as restrictions on our lockbox collections under our borrowing arrangements were removed during the period. This cash inflow was offset, in part, by our capital expenditures during the period of $67.5 million primarily to support growth in our Concentrix segment.
Net cash provided by investing activities during the six months ended May 31, 2015 was $28.7 million, primarily due to the receipt of $65.3 million towards working capital and other post-closing adjustments related to the acquisition of the IBM CRM business. This cash inflow was offset, in part, by our capital expenditures during the period of $45.3 million primarily to support our growth in our Concentrix segment.
Net cash used in financing activities during the six months ended May 31, 2016 was $47.7 million, consisting primarily of $20.3 million net repayments of our securitization arrangements and revolving lines of credit, $16.0 million repayments of our term loans, capital leases and other borrowings and $15.9 million of dividend payments.
Net cash used in financing activities during the six months ended May 31, 2015 was $326.7 million, consisting primarily of $642.9 million net repayments of our securitization arrangements and revolving lines of credit and a $78.3 million decrease in book overdrafts, partially offset by $408.3 million of proceeds from an increase in our term loan, net of issuance cost.
Capital Resources
Our cash and cash equivalents totaled $589.0 million and $336.1 million as of May 31, 2016 and November 30, 2015, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $155.3 million and $146.5 million as of May 31, 2016 and November 30, 2015, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws.

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
On-Balance Sheet Arrangements
We have an accounts receivable securitization program, or the U.S. Arrangement, to provide additional capital for our operations in the United States. The U.S. Arrangement has a maturity date of November 4, 2016. One of our subsidiaries, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable generated by the parent company and one of our United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of May 31, 2016 and November 30, 2015, there were no borrowings outstanding under the U.S. Arrangement.
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
As of May 31, 2016 and November 30, 2015, balances outstanding under the term loan component of the U.S. Credit Agreement were $601.6 million and $617.2 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either May 31, 2016 or November 30, 2015. There was $1.5 million outstanding as of both May 31, 2016 and November 30, 2015, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a group of financial institutions, or the Canadian Revolving Arrangement which has a maximum commitment of CAD100.0 million, or $76.4 million, and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million, or $19.1 million, to CAD125.0 million, or $95.5 million, at SYNNEX Canada's request. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged a portion of our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of May 31, 2016, there were 0 borrowings outstanding under the Canadian Revolving Arrangement, and there was $9.7 million outstanding as of November 30, 2015. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of both May 31, 2016 and November 30, 2015, there were 0 letters of credit outstanding.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of May 31, 2016 and November 30, 2015 were $4.5 million and $4.7 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $126.4 million. The credit agreement is comprised of a JPY6.0 billion, or $54.2 million, term loan and a JPY8.0 billion, or $72.3 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of May 31, 2016 and November 30, 2015, the balances outstanding under the term loan component of the facility were $54.2 million and $48.7 million, respectively. Balances outstanding under the revolving credit facility were $35.2 million and $47.9 million as of May 31, 2016 and November 30, 2015, respectively. The term loan can be repaid at any time prior to expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $14.0 million for working capital purposes. The interest rate under the credit facilities is based on LIBOR plus a margin of 0.90% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of May 31, 2016 and November 30, 2015, there were no outstanding borrowings under these credit facilities.
SYNNEX Infotec has short-term revolving credit facilities aggregating JPY3.0 billion, or $27.1 million, with financial institutions. The interest rates for these credit facilities are based on TIBOR plus margins ranging from 0.50% to 1.20% per annum. In addition, there is a facility fee of 0.425% per annum, applicable to one credit facility. These credit facilities can be renewed annually. As of May 31, 2016 and November 30, 2015, there were no outstanding balances under this credit facility.

As of May 31, 2016 and November 30, 2015, we recorded $8.7 million and $2.6 million, respectively, on our Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary's approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations.
The maximum commitment amounts for local currency credit facilities in Canada and Japan have been translated into United States Dollars at May 31, 2016 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At May 31, 2016 and November 30, 2015, we had a total of $44.1 million and $3.1 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our borrowing arrangements have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests, including leverage and fixed charge coverage ratios. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2016, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans, capital leases and operating lease arrangements. As of May 31, 2016, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For more information on our future minimum rental obligations under noncancellable lease agreements as of May 31, 2016, see Note 15 to the Consolidated Financial Statements.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through May 31, 2016 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. For more information on our third-party revolving short-term financing arrangements, see Note 8 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both May 31, 2016 and November 30, 2015, MiTAC Holdings and its affiliates beneficially owned approximately 25% of our outstanding common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2016
(in thousands)
MiTAC Holdings(1)	5,552
Synnex Technology International Corp.(2)	4,283
Total	9,835
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 374 thousand shares directly held by Matthew Miau and 224 thousand shares indirectly held by Matthew Miau through a charitable remainder trust.

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
We purchased inventories from MiTAC Holdings and its affiliates totaling $29.4 million and $56.4 million during the three and six months ended May 31, 2016, respectively, and totaling $20.7 million and $44.4 million during the three and six months ended May 31, 2015, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.3 million and $0.5 million during the three and six months ended May 31, 2016, respectively, and totaled $0.3 million and $0.7 million during the three and six months ended May 31, 2015, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $42,000 and $74,000 during the three and six months ended May 31, 2016, respectively, and $31,000 and $62,000 during the three and six months ended May 31, 2015, respectively.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the three months ended May 31, 2016 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
(b)    None.
(c)    Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2016 - March 31, 2016	—	$—	—	$86,320,437
April 1, 2016 - April 30, 2016	—	$—	—	$86,320,437
May 1, 2016 - May 31, 2016	24,857	$79.42	24,857	$84,346,358
	24,857	$79.42	24,857
On June 23, 2014, we announced that our Board of Directors authorized a three-year $100,000,000 share repurchase program pursuant to which the company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2016, we had repurchased 207,498 shares of our common stock at an average price of $75.44 per share for an aggregate purchase price of $15,653,642 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $84,346,358 by June 2017.
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
The covenants of the Company's borrowings limit our ability to pay dividends, make other types of distributions and repurchase the Company's stock (see Note 9 to the Consolidated Financial Statements). We were in compliance with these covenants as of May 31, 2016.

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1
Thirteenth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of June 1, 2016, by and among SIT Funding Corporation, the lender parties thereto and the Bank of Nova Scotia.

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

Date: July 5, 2016

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Thirteenth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of June 1, 2016, by and among SIT Funding Corporation, the lender parties thereto and the Bank of Nova Scotia.

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