Form 10-Q
period 2016-08-31
SYNNEX CORP
filed 2016-10-04
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2016
Common Stock, $0.001 par value	39,778,307

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	August 31, 2016	November 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$223,282	$336,072
Restricted cash	4,845	88,558
Short-term investments	6,959	5,546
Accounts receivable, net	1,651,074	1,759,491
Receivable from related parties	99	114
Inventories	1,568,697	1,328,967
Current deferred tax assets	42,814	40,510
Other current assets	117,952	90,523
Total current assets	3,615,722	3,649,781
Property and equipment, net	315,239	248,627
Goodwill	519,704	298,785
Intangible assets, net	274,861	166,567
Deferred tax assets	28,970	19,849
Other assets	67,440	60,538
Total assets	$4,821,936	$4,444,147
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$187,878	$92,093
Accounts payable	1,515,939	1,445,194
Payable to related parties	15,725	7,661
Accrued compensation and benefits	149,734	135,453
Other accrued liabilities	226,368	218,687
Income taxes payable	20,339	19,069
Total current liabilities	2,115,983	1,918,157
Long-term borrowings	620,544	638,798
Other long-term liabilities	101,369	76,582
Deferred tax liabilities	57,257	10,713
Total liabilities	2,895,153	2,644,250
Commitments and contingencies (Note 16)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,650 and 40,350 shares issued as of August 31, 2016 and November 30, 2015, respectively	41	40
Additional paid-in capital	432,949	411,687
Treasury stock, 1,289 and 1,161 shares as of August 31, 2016 and November 30, 2015, respectively	(61,631)	(51,287)
Accumulated other comprehensive income (loss)	(64,611)	(55,237)
Retained earnings	1,619,997	1,494,178
Total SYNNEX Corporation stockholders’ equity	1,926,745	1,799,381
Noncontrolling interest	38	516
Total equity	1,926,783	1,799,897
Total liabilities and equity	$4,821,936	$4,444,147
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Revenue:
Products	$3,267,287	$2,976,901	$9,099,762	$8,756,532
Services	402,527	355,636	1,075,173	1,032,248
Total revenue	3,669,814	3,332,537	10,174,935	9,788,780
Cost of revenue:
Products	(3,096,529)	(2,816,516)	(8,608,518)	(8,264,527)
Services	(247,328)	(225,243)	(662,238)	(645,198)
Gross profit	325,957	290,778	904,179	879,055
Selling, general and administrative expenses	(227,935)	(209,499)	(655,225)	(629,468)
Operating income	98,022	81,279	248,954	249,587
Interest expense and finance charges, net	(7,517)	(6,794)	(20,245)	(19,050)
Other income (expense), net	(378)	(150)	4,605	(1,667)
Income before income taxes	90,127	74,335	233,314	228,870
Provision for income taxes	(31,426)	(26,164)	(83,619)	(82,487)
Net income	58,701	48,171	149,695	146,383
Net loss (income) attributable to noncontrolling interest	3	—	(67)	(15)
Net income attributable to SYNNEX Corporation	$58,704	$48,171	$149,628	$146,368
Earnings attributable to SYNNEX Corporation per common share:
Basic	$1.48	$1.22	$3.77	$3.71
Diluted	$1.47	$1.21	$3.75	$3.68
Weighted-average common shares outstanding:
Basic	39,346	39,082	39,285	39,035
Diluted	39,534	39,328	39,492	39,325
Cash dividends declared per share	$0.20	$0.13	$0.60	$0.38

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Net income	$58,701	$48,171	$149,695	$146,383
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for both the three and nine months ended August 31, 2016, and $115 and $(87) for the three and nine months ended August 31, 2015, respectively	(359)	(209)	(578)	155
Change in unrealized losses of defined benefit plans, net of taxes of $0 for the three and nine months ended August 31, 2016 and 2015	—	—	(455)	—
Unrealized losses on cash flow hedges, net of taxes of $722 and $3,159 for the three and nine months ended August 31, 2016, respectively, and $408 and $1,141 for the three and nine months ended August 31, 2015	(1,135)	(643)	(4,961)	(1,797)
Foreign currency translation adjustments, net of taxes of $28 and $(1,371) for the three and nine months ended August 31, 2016, respectively, and $1,145 and $2,277 for the three and nine months ended August 31, 2015, respectively	(2,068)	(17,676)	(3,347)	(40,407)
Other comprehensive loss	(3,562)	(18,528)	(9,341)	(42,049)
Comprehensive income:	55,139	29,643	140,354	104,334
Comprehensive income attributable to noncontrolling interest	(9)	(4)	(100)	(14)
Comprehensive income attributable to SYNNEX Corporation	$55,130	$29,639	$140,254	$104,320

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2016	August 31, 2015
Cash flows from operating activities:
Net income	$149,695	$146,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	46,549	35,305
Amortization of intangible assets	36,509	41,771
Share-based compensation	10,615	10,678
Tax benefits from employee stock plans	5,262	4,893
Excess tax benefit from share-based compensation	(5,309)	(4,941)
Deferred income taxes	(7,190)	(1,701)
Unrealized foreign exchange (gains) losses	(8,943)	14,995
Others	884	1,806
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable, including from related parties	226,664	481,415
Inventories	(224,752)	47,362
Other assets	(10,374)	(31,986)
Accounts payable, including to related parties	70,361	(204,376)
Other liabilities	(14,703)	15,818
Net cash provided by operating activities	275,268	557,422
Cash flows from investing activities:
Purchases of investments	(83,671)	(6,995)
Proceeds from sale and maturity of investments	82,387	8,846
Acquisition of business, net of cash acquired	(404,484)	—
Refund of excess purchase consideration(1)	561	37,299
Purchases of property and equipment	(95,161)	(71,495)
Repayment by third parties of loans and deposits, net of amounts loaned	2,278	(794)
Changes in restricted cash, net of acquisition of businesses	85,899	(30,733)
Net cash used in investing activities	(412,191)	(63,872)
Cash flows from financing activities:
Proceeds from securitization and revolving lines of credit	1,902,424	2,200,307
Payments of securitization and revolving lines of credit	(1,819,840)	(2,843,232)
Proceeds from term loans, net of issuance cost	—	408,299
Payments of term loans, capital leases and other borrowings	(31,910)	(6,193)
Dividends paid	(23,809)	(14,755)
Excess tax benefit from share-based compensation	5,309	4,941
Decrease in book overdrafts	(3,501)	(88,081)
Repurchases of common stock	(6,917)	(8,736)
Proceeds from issuance of common stock	6,014	4,636
Repurchases of common stock for tax withholdings on equity awards	(3,427)	(5,186)
Others	(1,337)	(170)
Net cash provided by (used in) financing activities	23,006	(348,170)
Effect of exchange rate changes on cash and cash equivalents	1,127	(17,447)
Net increase (decrease) in cash and cash equivalents	(112,790)	127,933
Cash and cash equivalents at beginning of period	336,072	180,143
Cash and cash equivalents at end of period	$223,282	$308,076

Supplemental disclosure of non-cash investing activities
Accrued costs for property and equipment purchases	$5,135	$8,924

(1) Represents working capital and other post-closing adjustments related to the acquisition of the customer relationship management business of International Business Machines Corporation in fiscal year 2014.

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2016 and 2015
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2016 and for the three and nine months ended August 31, 2016 and 2015 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2015 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015.
The results of operations for the three months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2016, or any future period and the Company makes no representations related thereto.

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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing and the compositions and maturities of which are regularly monitored by management. Through August 31, 2016, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through August 31, 2016, such losses have been within management’s expectations.
One customer accounted for 12% and 10% of the Company's total revenue during the three and nine months ended August 31, 2016, respectively. During both the three and nine months ended August 31, 2015, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, HP Inc. (formerly Hewlett-Packard Company) (“HP”), accounted for approximately 16% and 17% of total revenue during the three and nine months ended August 31, 2016, respectively, and approximately 27% and 25% of total revenue during the three and nine

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

months ended August 31, 2015, respectively. During the three and nine months ended August 31, 2015, HP included both HP Inc. and Hewlett-Packard Enterprise.
As of both August 31, 2016 and November 30, 2015, no customer comprised 10% of the total consolidated accounts receivable balance.
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
Recently issued accounting pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment to the statement of cash flows. It addresses eight specific cash flow issues to clarify the presentation and classification of cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.
In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.
In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance.
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
For the three and nine months ended August 31, 2016 and 2015
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
For the three and nine months ended August 31, 2016 and 2015
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

NOTE 3—ACQUISITION:
On August 1, 2016, the Company acquired 100% of the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a preliminary purchase price of $435,635, subject to certain post-closing adjustments. As of August 31, 2016, the Company had paid $425,903 and was obligated to pay an amount of $9,732 in cash. This remaining amount may be adjusted based upon the final value of the net tangible assets acquired.
The acquisition has been included in the Concentrix segment. Minacs provides greater scale and strengthens the Company’s position as a top global provider of customer engagement services, enhances domain expertise in Concentrix’s automotive industry vertical and accelerates Marketing Optimization and Internet of Things solutions with Minacs’ proprietary technology.
The acquisition has been accounted for as a business combination. The preliminary purchase price for the acquisition was allocated to the net tangible and intangible assets based on their preliminary fair values as of the acquisition date. The excess of the purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities due to domain expertise in the automotive industry vertical and enhanced technology platforms resulting from the acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, fair value of operating leases assumed, income and non-income based taxes and residual goodwill. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the closing date during the measurement period and the amount of goodwill that will be deductible for tax purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The total preliminary purchase price allocation is as follows:

Preliminary purchase price allocation:	Fair Value
Cash and cash equivalents	$21,419
Restricted cash	2,199
Accounts receivable	92,875
Other current assets	23,868
Property and equipment	21,495
Goodwill	221,377
Intangible assets	147,050
Other assets	2,819
Borrowings, current	(7,974)
Accounts payable	(1,985)
Accrued compensation and benefits	(22,726)
Other accrued liabilities	(16,473)
Other long-term liabilities	(146)
Deferred tax liabilities, non-current	(48,163)
$435,635
The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$130,000	10 years
Technology	15,300	5 years
Trade names	1,750	1 year
Total intangibles acquired	$147,050
Amortization of customer relationships and trade names is recorded in “Selling, general and administrative expenses.” Amortization of technology is recorded in “Cost of revenue” for “services.”
During the three and nine months ended August 31, 2016, the Minacs business contributed approximately $36,163 of revenue and $917 of net income to the Company's total consolidated results of operations. The operating results of Minacs are not material for pro forma disclosure. Acquisition and integration expenses were $2,722 during the three and nine months ended August 31, 2016, and consist of costs incurred to complete the acquisition and related integration charges. These charges were recorded in “Selling, general and administrative expenses.”

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and employee stock purchases, based on estimated fair values.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2016 and 2015, respectively, and the grant-date fair value of the awards:

	Three Months Ended				Nine Months Ended
	August 31, 2016		August 31, 2015		August 31, 2016		August 31, 2015
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	2	$175	1	$90	16	$1,410	18	$1,364
Restricted stock units	1	76	—	—	35	2,840	49	3,799
	3	$251	1	$90	51	$4,250	67	$5,163
The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and nine months ended August 31, 2016 and 2015 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Cost of revenue	$101	$158	$347	$579
Selling, general and administrative expenses	3,323	3,143	10,307	10,099
Total share-based compensation	3,424	3,301	10,654	10,678
Tax effect on share-based compensation	(1,183)	(1,159)	(3,818)	(3,848)
Net effect on net income	$2,241	$2,142	$6,836	$6,830

NOTE 5—BALANCE SHEET COMPONENTS:

	As of
	August 31, 2016	November 30, 2015
Accounts receivable, net:
Accounts receivable	$1,709,250	$1,818,123
Less: Allowance for doubtful accounts	(13,999)	(14,417)
Less: Allowance for sales returns	(44,177)	(44,215)
	$1,651,074	$1,759,491

	As of
	August 31, 2016	November 30, 2015
Property and equipment, net:
Land	$23,333	$21,581
Equipment, computers and software	243,951	202,310
Furniture and fixtures	52,697	45,470
Buildings and leasehold improvements	216,544	167,893
Construction-in-progress	10,667	11,799
Total property and equipment, gross	547,192	449,053
Less: Accumulated depreciation	(231,953)	(200,426)
	$315,239	$248,627

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2015	$95,947	$202,838	$298,785
Additions from acquisition (See Note 3-Acquisition)	—	221,377	221,377
Foreign exchange translation	2,841	(3,299)	(458)
Balance as of August 31, 2016	$98,788	$420,916	$519,704

	As of August 31, 2016			As of November 30, 2015
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$396,072	$(146,094)	$249,978	$277,122	$(120,478)	$156,644
Vendor lists	36,815	(34,409)	2,406	36,815	(33,255)	3,560
Technology	22,800	(2,750)	20,050	7,500	(2,000)	5,500
Other intangible assets	7,658	(5,231)	2,427	6,598	(5,735)	863
	$463,345	$(188,484)	$274,861	$328,035	$(161,468)	$166,567

Amortization expense was $13,011 and $36,509 for the three and nine months ended August 31, 2016, respectively, and $13,716 and $41,771 for the three and nine months ended August 31, 2015, respectively.
The increase in “Intangible assets, net” from November 30, 2015 to August 31, 2016 is due to the Minacs acquisition in the Concentrix segment.
Estimated future amortization expense of the Company's intangible assets, which includes the preliminary estimates of amortization for the assets acquired from the Minacs acquisition, is as follows:

Fiscal Years Ending November 30,
2016 (remaining three months)	$19,001
2017	57,469
2018	48,244
2019	37,660
2020	32,288
thereafter	80,199
Total	$274,861
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, excluding noncontrolling interests were as follows:

	Unrealized gains (losses) on available-for-sale securities, net of taxes	Unrealized defined benefit plans gains (losses), net of taxes	Unrealized losses on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2015	$946	$217	$(3,539)	$(52,861)	$(55,237)
Other comprehensive loss	(575)	(455)	(4,961)	(3,383)	(9,374)
Balance as of August 31, 2016	$371	$(238)	$(8,500)	$(56,244)	$(64,611)

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	August 31, 2016			November 30, 2015
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Held-to-maturity investments	$6,959	$—	$6,959	$5,546	$—	$5,546

Long-term investments in other assets:
Available-for-sale securities	$1,019	$677	$1,696	$837	$1,073	$1,910
Cost-method investments	$4,214	$—	$4,214	$4,555	$—	$4,555

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
The Company recorded a gain of $0 and $50 in “Other income (expense), net” in the Consolidated Statements of Operations during the three and nine months ended August 31, 2015, respectively, for changes in the fair value of the Company's trading investments. There were no trading investments during the nine months ended August 31, 2016.

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
As part of its risk management strategy, the Company uses short-term forward contracts to offset the foreign exchange risk on assets and liabilities denominated in currencies other than the functional currency of the entity. These forward-exchange contracts are not designated as hedging instruments. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change.
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
For the three and nine months ended August 31, 2016 and 2015
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
The following table summarizes the fair values of the Company’s outstanding derivative instruments as of August 31, 2016 and November 30, 2015:

	Fair Value as of
Balance Sheet Line Item	August 31, 2016	November 30, 2015
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$1,939	$1,753
Other accrued liabilities	$1,085	$466
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other current assets	$—	$19
Other accrued liabilities	$1,252	$—
Other long-term liabilities	$12,657	$5,808
The notional amounts of the foreign exchange forward contracts that were outstanding as of August 31, 2016 and November 30, 2015 were $256,876 and $251,677, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, British Pound, Euro, Japanese Yen, Brazilian Real, Mexican Peso, Australian Dollar and Philippine Peso, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded losses of $1,668 and $6,126 during the three and nine months ended August 31, 2016, respectively, and gains of $3,518 and $15,252 during the three and nine months ended on August 31, 2015, respectively, in “Other income (expense), net.” The losses on the Company’s foreign currency forward contracts are largely offset by changes in the fair value of the underlying hedged assets or liabilities.
During the three and nine months ended August 31, 2016, the Company recorded losses before tax of $1,857 and $8,120, respectively, and a loss before tax of $1,050 and $2,937, respectively for the three and nine months ended August 31, 2015, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. For the three and nine months ended August 31, 2016 and 2015, there was no hedge ineffectiveness related to these derivative instruments. For the three and nine months ended August 31, 2016 and 2015, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to, occur; nor are there any anticipated in the normal course of business within the next twelve months.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $1,506 each as of August 31, 2016 and $1,168 each as of November 30, 2015.
Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. We manage the potential risk of credit losses

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2016				As of November 30, 2015
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30,047	$30,047	$—	$—	$208,597	$208,597	$—	$—
Restricted cash	4,845	4,845	—	—	88,558	88,558	—	—
Available-for-sale securities	1,696	1,696	—	—	1,910	1,910	—	—
Forward foreign currency exchange contracts	1,939	—	1,939	—	1,753	—	1,753	—
Interest rate swaps	—	—	—	—	19	—	19	—
Liabilities:
Forward foreign currency exchange contracts	$1,085	$—	$1,085	$—	$466	$—	$466	$—
Interest rate swaps	13,909	—	13,909	—	5,808	—	5,808	—
Acquisition-related contingent consideration	—	—	—	—	433	—	—	433

The Company's cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. Restricted cash relates primarily to restrictions under bank guarantees, borrowing arrangements and the Minacs acquisition arrangement. The carrying values of the cash equivalents approximate fair value since they are near their maturity. Investments in available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2016 and November 30, 2015.
The acquisition-related contingent consideration liability represented the future potential earn-out payments relating to an acquisition. The fair value of the contingent consideration liability was based on the Company’s probability assessment of the established profitability measures during the earn-out period ranging from one to three years from the date of the acquisition. The liability was settled during the nine months ended August 31, 2016.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
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
During the nine months ended August 31, 2016, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an accounts receivable securitization program to provide additional capital for its operations in the United States (the “U.S. Arrangement”). The U.S. Arrangement has a maturity date of November 4, 2016. One of the Company’s subsidiaries, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable generated by the parent company and one of its United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100,000. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of August 31, 2016, $91,500 was outstanding under the U.S. Arrangement. There were no borrowings outstanding as of November 30, 2015.
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
In January 2016, the Company entered into an uncommitted supply-chain financing program with a United States financial institution under which trade accounts receivable of a certain customer may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. As of August 31, 2016, accounts receivable sold to and held by the financial institution under this program were $58,238. During the three and nine months ended August 31, 2016, discount fees of $318 and $696 related to the sale of trade accounts receivable under this facility, respectively, were included in “Interest expense and finance charges, net” in the consolidated statement of operations.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Net sales financed	$362,491	$324,725	$922,448	$939,983
Flooring fees(1)	2,287	2,064	5,996	6,221
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of August 31, 2016 and November 30, 2015, accounts receivable subject to flooring agreements were $71,705 and $55,333, respectively.
SYNNEX Infotec, the Company's Japan Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of August 31, 2016 and November 30, 2015 were $4,366 and $3,074, respectively.

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2016	November 30, 2015
SYNNEX U.S. securitization (see Note 9 - Accounts Receivable Arrangements)	$91,500	$—
SYNNEX U.S. credit agreement	593,750	617,188
SYNNEX Canada term loan and revolver	4,332	14,449
SYNNEX Infotec credit facility	95,717	96,662
India credit facilities	10,006	—
Other borrowings and capital leases	13,117	2,592
Total borrowings	808,422	730,891
Less: Current portion	(187,878)	(92,093)
Non-current portion	$620,544	$638,798
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
For the three and nine months ended August 31, 2016 and 2015
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
As of August 31, 2016 and November 30, 2015, balances outstanding under the term loan component of the U.S. Credit Agreement were $593,750 and $617,188, respectively. There were no borrowings outstanding under the revolving credit facility as of either August 31, 2016 or November 30, 2015. There was $1,500 outstanding as of both August 31, 2016 and November 30, 2015, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a group of financial institutions (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000, or $76,301, and includes an accordion feature to increase the maximum commitment by an additional CAD25,000, or $19,075, to CAD125,000, or $95,376, at SYNNEX Canada's request.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, the Company pledged a portion of its stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate (“BA”) plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of August 31, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement, and there was $9,728 outstanding as of November 30, 2015. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of both August 31, 2016 and November 30, 2015, there were no letters of credit outstanding.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. As of August 31, 2016 and November 30, 2015, the balances outstanding on the term loan were $4,332 and $4,721, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $135,357. The credit facility is comprised of a JPY6,000,000, or $58,010, term loan and a JPY8,000,000, or $77,347, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of August 31, 2016 and November 30, 2015, the balances outstanding under the term loan component of the facility were $58,010 and $48,737, respectively. Balances outstanding under the revolving credit facility were $37,707 and $47,925 as of August 31, 2016 and November 30, 2015, respectively. The term loan can be repaid at any time prior to expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

India credit facilities
The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $14,000. The interest rate under the credit facilities is based on LIBOR plus a margin of 0.90% per annum. The credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. As of August 31, 2016, $10,006 was outstanding under these facilities. As of November 30, 2015, there were no outstanding borrowings under these credit facilities.
Other borrowings and capital leases
The Company also maintains local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $31,693. As of August 31, 2016 and November 30, 2015, the Company had no borrowings outstanding under these various facilities.
As of August 31, 2016 and November 30, 2015, the Company recorded $10,720 and $2,592, respectively, on its Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary’s approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations. As of August 31, 2016, the Company had book overdrafts of $2,397. As of November 30, 2015, book overdrafts of $5,840 were included in Accounts Payable.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2016 exchange rates.
Future principal payments
Future principal payments under the above loans and capital leases as of August 31, 2016 are as follows:

Fiscal Years Ending November 30,
2016 (remaining three months)	$160,274
2017	39,336
2018	108,805
2019	62,507
2020	437,500
$808,422
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $8,178 and $22,022 for the three and nine months ended August 31, 2016, respectively, and $7,152 and $20,302 for the three and nine months ended August 31, 2015, respectively. The variable interest rates ranged between 0.73% and 4.00% during both the three and nine months ended August 31, 2016, and between 0.60% and 4.25% and 0.57% and 4.50% during the three and nine months ended August 31, 2015, respectively.
Covenant compliance
The Company's borrowing arrangements have a number of covenants and restrictions that, among other things, require the Company to comply with certain financial and other covenants. These covenants require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2016, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$58,704	$48,171	$149,628	$146,368
Less: net income allocated to participating securities(1)	(592)	(528)	(1,566)	(1,742)
Net income attributable to SYNNEX Corporation common stockholders	$58,112	$47,643	$148,062	$144,626
Weighted-average number of common shares - basic	39,346	39,082	39,285	39,035
Basic earnings attributable to SYNNEX Corporation per common share	$1.48	$1.22	$3.77	$3.71

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$58,704	$48,171	$149,628	$146,368
Less: net income allocated to participating securities(1)	(589)	(525)	(1,559)	(1,731)
Net income attributable to SYNNEX Corporation common stockholders	$58,115	$47,646	$148,069	$144,637
Weighted-average number of common shares - basic	39,346	39,082	39,285	39,035
Effect of dilutive securities:
Stock options and restricted stock units	188	246	207	290
Weighted-average number of common shares - diluted	39,534	39,328	39,492	39,325
Diluted earnings attributable to SYNNEX Corporation per common share	$1.47	$1.21	$3.75	$3.68

Anti-dilutive shares excluded from diluted earnings per share calculation	5	—	10	2
_____________________________________
(1) Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—SEGMENT INFORMATION:
Operating segments
Summarized financial information related to the Company’s reportable business segments for the three and nine months ended August 31, 2016 and 2015 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2016
Revenue	$3,267,354	$406,715	$(4,255)	$3,669,814
External revenue	3,267,287	402,527	—	3,669,814
Operating income	79,410	18,564	48	98,022
Three months ended August 31, 2015
Revenue	2,976,996	359,464	(3,923)	3,332,537
External revenue	2,976,901	355,636	—	3,332,537
Operating income	71,032	10,129	118	81,279
Nine months ended August 31, 2016
Revenue	$9,099,969	$1,087,332	$(12,366)	$10,174,935
External revenue	9,099,762	1,075,173	—	10,174,935
Operating income	222,896	25,855	203	248,954
Nine months ended August 31, 2015
Revenue	8,756,841	1,043,031	(11,092)	9,788,780
External revenue	8,756,532	1,032,248	—	9,788,780
Operating income	222,512	26,719	356	249,587
Total assets as of August 31, 2016	$4,447,560	$1,618,191	$(1,243,815)	$4,821,936
Total assets as of November 30, 2015	4,149,080	1,057,880	(762,813)	4,444,147
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

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Revenue:
United States	$2,726,126	$2,528,698	$7,456,117	$7,225,891
Canada	369,439	345,887	1,101,464	1,044,607
Others	574,249	457,952	1,617,354	1,518,282
Total	$3,669,814	$3,332,537	$10,174,935	$9,788,780

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	August 31, 2016	November 30, 2015
Property and equipment, net:
United States	$130,651	$118,766
India	41,542	23,056
Philippines	38,122	28,503
Others	104,924	78,302
Total	$315,239	$248,627
During the three and nine months ended August 31, 2016 and 2015, no other country represented more than 10% of the total revenue. As of August 31, 2016 and November 30, 2015, no other country represented more than 10% of the total net property and equipment.

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both August 31, 2016 and November 30, 2015, MiTAC Holdings and its affiliates beneficially owned approximately 25% of the Company’s common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 25% of the Company’s common stock as of August 31, 2016. These shares are owned by the following entities:

As of August 31, 2016
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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $39,888 and $96,337 during the three and nine months ended August 31, 2016, respectively, and totaling $21,078 and $65,450 during the three and nine months ended August 31, 2015, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three and nine months ended August 31, 2016 totaled $283 and $805, respectively, and during the three and nine months ended August 31, 2015 totaled $274 and $1,001, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $98 and $172 during the three and nine months ended August 31, 2016, respectively, and $32 and $94 during the three and nine months ended August 31, 2015, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible current, retired and resigned employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement in certain foreign subsidiaries. During the three and nine months ended August 31, 2016, net pension costs were $911 and $1,909, respectively. During the three and nine months ended August 31, 2015, net pension costs were $901 and $3,281, respectively. During the three and nine months ended August 31, 2016, the Company contributed $776 and $1,958, respectively. During the three and nine months ended August 31, 2015, the Company contributed $512 and $1,616, respectively. As of August 31, 2016 and November 30, 2015, those plans were unfunded by $16,457 and $12,742, respectively.
Employees of SYNNEX Infotec were also covered by a multi-employer plan until fiscal year 2015. The Company recognized expense for this plan based on scheduled employer contributions. Employees could also make contributions to this plan. Consistent with generally accepted accounting principles that address participation in multi-employer plans, the Company did not recognize related plan assets or liabilities in its financial statements. During three and nine months ended August 31, 2015, the Company contributed $138 and $432 to the plan, respectively. During fiscal year 2015, the Company withdrew from the multi-employer plan and set up a defined contribution plan to replace the existing plan. During the year ended November 30, 2015, the Company recorded $2,277 toward its funding obligations under this new plan. During the three and nine months ended August 31, 2016, the Company contributed $90 and $252 to the defined contribution plan.
The Company has a 401(k) Plan (the “Plan”) under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the Plan on the first day of the month after their employment date. The Company may make discretionary contributions under the Plan. During three and nine months ended August 31, 2016, the Company contributed $898 and $2,704, respectively. During three and nine months ended August 31, 2015, the Company contributed $839 and $2,491, respectively.
The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of August 31, 2016 and November 30, 2015, the deferred compensation liability balance was $8,247 and $8,100, respectively.

NOTE 15—EQUITY:
Share repurchase program
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2016, the Company had purchased 207 shares for a total cost of $15,654. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Dividends
The Company paid cash dividends of $0.20 and $0.60 per share, totaling $7,922 and $23,809, during the three and nine months ended August 31, 2016, respectively. It paid cash dividends of $0.13 and $0.38 per share, totaling $4,922 and $14,755, during the three and nine months ended August 31, 2015, respectively. On September 26, 2016, the Company announced a cash dividend of $0.25 per share to stockholders of record as of October 14, 2016, payable on October 28, 2016. Future dividends are subject to declaration by the Board of Directors.
Changes in equity
A reconciliation of the changes in equity for the nine months ended August 31, 2016 and August 31, 2015 is presented below:

	Nine Months Ended August 31, 2016			Nine Months Ended August 31, 2015
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,799,381	$516	$1,799,897	$1,653,558	$427	$1,653,985
Issuance of common stock on exercise of options	4,243	—	4,243	3,172	—	3,172
Issuance of common stock for employee stock purchase plan	1,771	—	1,771	1,463	—	1,463
Tax benefit from employee stock plans	5,262	—	5,262	4,893	—	4,893
Taxes paid for the settlement of equity awards	(3,427)	—	(3,427)	(5,185)	—	(5,185)
Share-based compensation	10,615	—	10,615	10,630	—	10,630
Changes in ownership of noncontrolling interest	(628)	(578)	(1,206)	(28)	12	(16)
Repurchases of common stock	(6,917)	—	(6,917)	(8,736)	—	(8,736)
Dividends declared	(23,809)	—	(23,809)	(14,755)	—	(14,755)
Comprehensive income:
Net income	149,628	67	149,695	146,368	15	146,383
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	(575)	(3)	(578)	155	—	155
Change in unrealized losses in defined benefit plans, net of taxes	(455)	—	(455)	—	—	—
Unrealized losses on cash flow hedges, net of taxes	(4,961)	—	(4,961)	(1,797)	—	(1,797)
Foreign currency translation adjustments, net of taxes	(3,383)	36	(3,347)	(40,406)	(1)	(40,407)
Total other comprehensive income (loss)	(9,374)	33	(9,341)	(42,048)	(1)	(42,049)
Total comprehensive income	140,254	100	140,354	104,320	14	104,334
Ending balance:	$1,926,745	$38	$1,926,783	$1,749,332	$453	$1,749,785

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2016 and 2015
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2025. Future minimum rental obligations under noncancellable lease agreements as of August 31, 2016 were as follows:

Fiscal Years Ending November 30,
2016 (remaining three months)	$21,678
2017	81,173
2018	71,398
2019	60,071
2020	48,121
Thereafter	85,501
Total minimum lease payments	$367,942
During the three and nine months ended August 31, 2016, rent expense was $26,395 and $76,998, respectively. During the three and nine months ended August 31, 2015, rent expense was $24,198 and $69,444, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of August 31, 2016 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2016 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the impact of the Minacs acquisition on our business and on our goodwill, our ongoing purchase price obligations, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risks factors contained in our Annual Report on Form 10-K for the year ended November 30, 2015. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
From a geographic perspective, approximately 74% and 73% of our total revenue was from the United States for the three and nine months ended August 31, 2016, respectively, and approximately 76% and 74% for the three and nine months ended August 31, 2015, respectively. The revenue attributable to countries is based on geographical locations from where products are delivered or from where customer service contracts are managed. Approximately 41% and 48% of our net property and equipment was located in the United States as of August 31, 2016 and November 30, 2015, respectively. As of August 31, 2016, we had approximately 107,000 full-time and temporary employees worldwide.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and nine months ended August 31, 2016 from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 and Note 2 to the Consolidated Financial Statements.
Acquisitions
We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business we seek to enhance our supply chain and integration capabilities, acquire new OEM relationships and the services we provide to our OEM suppliers and customers. In our Concentrix segment we seek to extend the geographic reach of our operations, particularly in targeted markets, and make investments in branding and thought leadership, and in attracting and developing talent-to further enhance our key capabilities, process expertise and competitiveness in our key verticals.
Fiscal year 2016 acquisition
On August 1, 2016, we acquired the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a preliminary purchase price of $435.6 million, subject to certain post-closing adjustments. As of August 31, 2016, we had paid $425.9 million and were obligated to pay an amount of $9.7 million in cash.
The purchase price allocation consisted of $67.2 million of net tangible assets, $147.1 million of intangible assets and $221.4 million of goodwill. The purchase price allocation is preliminary, subject to finalization of valuation procedures.
The acquisition has been included in the Concentrix segment. The acquisition provides greater scale and strengthens our position as a top global provider of customer engagement services, enhances domain expertise in Concentrix' automotive industry vertical and accelerates Marketing Optimization and Internet of Things solutions with Minacs' proprietary technology.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Products revenue	89.03%	89.33%	89.43%	89.45%
Services revenue	10.97	10.67	10.57	10.55
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(84.38)	(84.51)	(84.61)	(84.43)
Cost of services revenue	(6.74)	(6.76)	(6.50)	(6.59)
Gross profit	8.88	8.73	8.89	8.98
Selling, general and administrative expenses	(6.21)	(6.29)	(6.44)	(6.43)
Operating income	2.67	2.44	2.45	2.55
Interest expense and finance charges, net	(0.20)	(0.21)	(0.21)	(0.19)
Other income (expense), net	(0.01)	—	0.05	(0.02)
Income before income taxes	2.46	2.23	2.29	2.34
Provision for income taxes	(0.86)	(0.78)	(0.82)	(0.84)
Net income	1.60	1.45	1.47	1.50
Net loss (income) attributable to noncontrolling interest	0.00	0.00	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.60%	1.45%	1.47%	1.50%
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the Company's business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2016, in local currency using the comparable prior periods' currency conversion rates. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income as adjusted to exclude acquisition and integration expenses, restructuring costs and amortization of intangible assets.

•	Non-GAAP operating margin, which is Non-GAAP operating income (as defined above) divided by revenue.

•	Adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, which is Non-GAAP operating income as defined above after excluding depreciation.

•
Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition and integration expenses, (ii) restructuring costs, and (iii) amortization of intangible assets.

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
Non-GAAP Financial Information:

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
	(in thousands, except per share amounts)
Revenue	$3,669,814	$3,332,537	$10,174,935	$9,788,780
Foreign currency translation	(16,395)	—	59,103	—
Revenue in constant currency	$3,653,419	$3,332,537	$10,234,038	$9,788,780

Operating income	$98,022	$81,279	$248,954	$249,587
Acquisition and integration expenses	2,358	2,039	3,928	8,071
Restructuring costs	258	—	4,255	—
Amortization of intangibles	13,011	13,716	36,509	41,771
Non-GAAP operating income	$113,649	$97,034	$293,646	$299,429
Depreciation	15,375	13,025	46,549	35,305
Adjusted EBITDA	$129,024	$110,059	$340,195	$334,734

Operating margin	2.67%	2.44%	2.45%	2.55%
Non-GAAP operating margin	3.10%	2.91%	2.89%	3.06%

Diluted EPS	$1.47	$1.21	$3.75	$3.68
Acquisition and integration expenses	0.06	0.05	0.10	0.20
Restructuring costs	0.01	—	0.11	—
Amortization of intangibles	0.33	0.34	0.91	1.05
Income taxes related to the above(1)	(0.14)	(0.14)	(0.40)	(0.46)
Non-GAAP diluted EPS(2)	$1.73	$1.47	$4.47	$4.48
_____________________________________

(1) The tax effect of the non-GAAP adjustments was calculated using the applicable effective tax rate for the periods presented.

(2) The sum of the components of Non-GAAP Diluted EPS may not agree to totals, as presented, due to rounding.

Three and Nine Months Ended August 31, 2016 and 2015
Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2016	August 31, 2015	Percent Change	August 31, 2016	August 31, 2015	Percent Change
	(in thousands)			(in thousands)
Revenue	$3,669,814	$3,332,537	10.1%	$10,174,935	$9,788,780	3.9%
Technology Solutions	3,267,354	2,976,996	9.8%	9,099,969	8,756,841	3.9%
Concentrix	406,715	359,464	13.1%	1,087,332	1,043,031	4.2%
Inter-segment elimination	(4,255)	(3,923)		(12,366)	(11,092)
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
Revenue in our Technology Solutions segment increased during the three and nine months ended August 31, 2016 compared to the prior year periods, primarily due to seasonally strong demand in our fiscal third quarter for our systems design and integration solutions primarily in the United States and United Kingdom and higher sales in Canada, partially offset by weaker demand in Japan. Revenue in our Technology Solutions segment during the three months ended August 31, 2016 also benefited from foreign currency translation, primarily from the strengthening of the Japanese Yen, partially offset by the weakening of the Canadian Dollar. Revenue during the nine months ended August 31, 2016 was unfavorably impacted by foreign currency translation, primarily from the weakening of the Canadian Dollar, partially offset by the strengthening of the Japanese Yen. On a constant currency basis, revenue in our Technology Solutions segment during the three and nine months ended August 31, 2016 increased 9.0% and 4.3%, respectively.
Revenue in our Concentrix segment increased during the three and nine months ended August 31, 2016, compared to the prior year periods, primarily due to the Minacs acquisition effective August 1, 2016, offset partially by the planned lapsing of a government contract. The Minacs acquisition contributed $36.2 million of revenue during the three and nine months ended August 31, 2016. This increase was negatively impacted by unfavorable foreign currency translation, primarily from the weakening of the British Pound, Chinese Yuan and Indian Rupee, which was partially offset by the strengthening of the Japanese Yen. On a constant currency basis, revenue in the Concentrix segment excluding revenue contributed from the Minacs acquisition increased 5.0% and 3.0% during the three and nine months ended August 31, 2016, respectively.
Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2016	August 31, 2015	Percent Change	August 31, 2016	August 31, 2015	Percent Change
	(in thousands)			(in thousands)
Gross profit	$325,957	$290,778	12.1%	$904,179	$879,055	2.9%
Gross margin	8.88%	8.73%		8.89%	8.98%
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

Gross profit during the three and nine months ended August 31, 2016 increased compared to the corresponding prior year periods primarily due to higher sales in both segments and improved margins in our Concentrix segment.
Gross profit in our Technology Solutions segment increased during the three months ended August 31, 2016, compared to the prior year period, primarily due to seasonally strong demand for our system design and integration solutions in the United States and the United Kingdom. Gross margin in our Technology Solutions segment decreased during the three months ended August 31, 2016 compared to the prior year period as a result of product mix. Gross profit during the nine months ended August 31, 2016 was consistent with the prior year period. On a constant currency basis, gross profit in the Technology Solutions segment increased $2.3 million during the nine months ended August 31, 2016, compared to the prior year period. Gross margin decreased during the nine months ended August 31, 2016, primarily due to foreign currency exchange benefits associated with our system design and integration solutions recorded during the nine months ended August 31, 2015 and changes in product mix.
Gross profit in our Concentrix segment increased during both the three and nine months ended August 31, 2016, compared to the prior year periods, primarily due to the Minacs acquisition and the improved performance from one previously loss-making contract. This contract generated profit of $7.5 million and $0.3 million during the three and nine months ended August 31, 2016, respectively, while the contract incurred losses of $5.0 million and $20.3 million during the three and nine months ended August 31, 2015, respectively. Gross margin in our Concentrix segment improved during both the three and nine months ended August 31, 2016, compared to the prior year periods, primarily due to the contract discussed above and the lapsing of one government contract that had lower than average gross margin.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2016	August 31, 2015	Percent Change	August 31, 2016	August 31, 2015	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$227,935	$209,499	8.8%	$655,225	$629,468	4.1%
Percentage of revenue	6.21%	6.29%		6.44%	6.43%
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
The increase in our selling, general and administrative expenses during the three and nine months ended August 31, 2016, compared to the prior year periods, was primarily the result of the Minacs acquisition and higher depreciation and facility costs of $2.8 million and $17.8 million, respectively, to support Concentrix growth. We also incurred $0.3 million and $4.3 million of restructuring costs primarily related to lease termination and employee related costs for closed business activities in three Concentrix delivery centers in North America during the three and nine months ended August 31, 2016, respectively. This increase was partially offset by the favorable impact of foreign currency translation, primarily from the weakening of the British Pound, Canadian Dollar, Indian Rupee and Philippine Peso. The increase in our selling, general and administrative expenses was also offset by lower amortization of intangible assets of $0.7 million and $5.3 million during the three and nine months ended August 31, 2016, respectively. In addition, acquisition and integration expenses increased $0.3 million and decreased $4.1 million in our Concentrix segment during the three and nine months ended August 31, 2016, respectively, compared to prior year periods.

Operating income

	Three Months Ended			Nine Months Ended
	August 31, 2016	August 31, 2015	Percent Change	August 31, 2016	August 31, 2015	Percent Change
	(in thousands)			(in thousands)
Operating income	$98,022	$81,279	20.6%	$248,954	$249,587	(0.3)%
Operating margin	2.67%	2.44%		2.45%	2.55%
Technology Solutions operating income	79,410	71,032	11.8%	222,896	222,512	0.2%
Technology Solutions operating margin	2.43%	2.39%		2.45%	2.54%
Concentrix operating income	18,564	10,129	83.3%	25,855	26,719	(3.2)%
Concentrix operating margin	4.56%	2.82%		2.38%	2.56%
Inter-segment eliminations	48	118		203	356
The operating income and margin in our Technology Solutions segment during the three months ended August 31, 2016 increased compared to the prior year period primarily due to higher sales volume and effective management of our operating expenses. Technology Solutions' operating income during the nine months ended August 31, 2016 was consistent with the prior year period and operating margin decreased due to product mix and the foreign currency exchange benefits associated with systems design and integration solutions recorded during the prior year period.
The operating income and margin in our Concentrix segment increased during the three months ended August 31, 2016 compared to the prior year period primarily due to the improved profit and margin from the previously loss-making contract discussed above. Operating income and margin decreased during the nine months ended August 31, 2016, compared to prior year period, primarily due to higher depreciation and facility costs and $4.3 million of restructuring and site closure costs. The decrease was partially offset by the favorable impact of foreign currency translation, primarily due to the weakening of the Indian Rupee and Philippines Peso, and improvement in gross profit associated with the previously loss-making contract and the impact of the Minacs acquisition.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2016	August 31, 2015	Percent Change	August 31, 2016	August 31, 2015	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$7,517	$6,794	10.6%	$20,245	$19,050	6.3%
Percentage of revenue	0.20%	0.21%		0.21%	0.19%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and other debt, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.
Our interest expense and finance charges, net, during the three and nine months ended August 31, 2016 increased compared to the prior year periods, primarily due to higher interest expense as a result of additional borrowings during the three months ended August 31, 2016 to fund the Minacs acquisition and higher interest rates on our term loan in the United States. In May 2015, we borrowed an additional $411.3 million under an increased term loan commitment in the United States and paid down our United States securitization arrangement and revolving line of credit to secure higher credit availability. The term loan carries a higher rate of interest than our revolving lines of credit and our accounts receivable securitization arrangement. At the same time, we entered into step-up interest rate swaps, which effectively converted a portion of our floating rate term loan in the United States to a fixed interest rate, which is higher than the prevailing floating rate. The fixed rate on the swaps steps up to a higher rate each year.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2016	August 31, 2015	Percent Change	August 31, 2016	August 31, 2015	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$(378)	$(150)	(152.0)%	$4,605	$(1,667)	376.2%
Percentage of revenue	(0.01)%	(0.00)%		0.05%	(0.02)%
Amounts recorded as other income (expense), net, include foreign currency transaction gains and losses, investment gains and losses (including those in our deferred compensation plan) and other non-operating gains and losses.
The decrease in other income (expense), net, during the three months ended August 31, 2016 compared to the prior year period was primarily due to higher foreign currency exchange losses and impair losses of our cost-method investments, partially offset by a $0.9 million benefit received from a class-action legal settlement in our Technology Solutions segment.
The increase in other income (expense), net, during the nine months ended August 31, 2016 compared to the prior year period was primarily due to a $5.0 million benefit received from class-action legal settlements in our Technology Solutions segment.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and nine months ended August 31, 2016 was 34.9% and 35.8%, respectively, compared to 35.2% and 36.0% for the three and nine months ended August 31, 2015, respectively. The effective tax rate for the three and nine months ended August 31, 2016 changed relative to the prior year periods due to the reversal of certain tax reserves as a result of the expiration of the statute of limitation in certain tax jurisdictions and the mix of income in different geographic regions.
Net Loss (Income) Attributable to Noncontrolling Interests
Net loss (income) attributable to noncontrolling interests represents the share of net income attributable to others, which is recognized for the portion of our subsidiaries’ equity not owned by us. The change in the net income attributable to noncontrolling interests in the three and nine months ended August 31, 2016 as compared to the prior year periods was not material to our results of operations.

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
Net cash provided by operating activities was $275.3 million during the nine months ended August 31, 2016, primarily due to net income of $149.7 million, adjustments for non-cash items of $78.4 million, a decrease in accounts receivable of $226.7 million and an increase in accounts payable of $70.4 million. These cash inflows were partially offset by an increase in inventories of $224.8 million. The decrease in accounts receivable was primarily due to lower days sales outstanding in our

Technology Solutions segment as of August 31, 2016 compared to November 30, 2015, while the increase in accounts payable and inventories over the same period was due to increased demand for our systems design and integration solutions. The adjustments for non-cash items consist primarily of amortization, depreciation, stock-based compensation expense, deferred income taxes and unrealized foreign currency exchange gains.
Net cash provided by operating activities was $557.4 million during the nine months ended August 31, 2015, primarily due to net income of $146.4 million, adjustments for non-cash items of $102.8 million, a decrease in accounts receivables of $481.4 million and a decrease in inventories of $47.4 million. These cash inflows were partially offset by a decrease in accounts payable of $204.4 million and an increase in other assets of $32.0 million. The decrease in accounts receivable, accounts payable and inventories was primarily due to lower revenue in our Technology Solutions segment during the three months ended August 31, 2015 compared to the three months ended November 30, 2014. The increase in other assets was primarily due to higher tax receivables as of August 31, 2015. The adjustments for non-cash items consist primarily of amortization, depreciation, unrealized foreign currency exchange losses and stock-based compensation expense.
Net cash used in investing activities during the nine months ended August 31, 2016 was $412.2 million, primarily due to the payments of $404.5 million to acquire Minacs and capital expenditures of $95.2 million primarily to support growth in our Concentrix segment. This cash outflow was partially offset by a decrease in restricted cash of $85.9 million as restrictions on our lockbox collections under our borrowing arrangements were removed during the period.
Net cash used in investing activities during the nine months ended August 31, 2015 was $63.9 million, primarily due to our capital expenditures during the period of $71.5 million primarily to support growth in our Concentrix segment and a $30.7 million increase in restricted cash due to the timing of our lockbox collections under our borrowing arrangements. This cash outflow was offset, in part, by the receipt of $37.3 million towards working capital and other post-closing adjustments related to the acquisition of the customer care business of International Business Machines Corporation.
Net cash provided by financing activities during the nine months ended August 31, 2016 was $23.0 million, consisting primarily of $82.6 million of net proceeds from our securitization arrangements and revolving lines of credit, partially offset by $31.9 million repayments of our term loans, capital leases and other borrowings and $23.8 million of dividend payments.
Net cash used in financing activities during the nine months ended August 31, 2015 was $348.2 million, consisting primarily of $642.9 million net repayments of our securitization arrangements and revolving lines of credit and $88.1 million decrease in book overdrafts, partially offset by $408.3 million of proceeds from an increase in our term loan, net of issuance cost.
Capital Resources
Our cash and cash equivalents totaled $223.3 million and $336.1 million as of August 31, 2016 and November 30, 2015, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $178.3 million and $146.5 million as of August 31, 2016 and November 30, 2015, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe that we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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

On-Balance Sheet Arrangements
We have an accounts receivable securitization program, or the U.S. Arrangement, to provide additional capital for our operations in the United States. The U.S. Arrangement has a maturity date of November 4, 2016. One of our subsidiaries, which is the borrower under the U.S. Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable generated by the parent company and one of our United States subsidiaries. The U.S. Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $100.0 million. The effective borrowing cost under the U.S. Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.375% per annum based on the used portion of the commitment, and a facility fee of 0.40% per annum payable on the aggregate commitment of the lenders. As of August 31, 2016, $91.5 million was outstanding under the U.S. Arrangement. There were no borrowings outstanding as of November 30, 2015.
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
As of August 31, 2016 and November 30, 2015, balances outstanding under the term loan component of the U.S. Credit Agreement were $593.8 million and $617.2 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either August 31, 2016 or November 30, 2015. There was $1.5 million outstanding as of both August 31, 2016 and November 30, 2015, in standby letters of credit under the U.S. Credit Agreement.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a group of financial institutions, or the Canadian Revolving Arrangement which has a maximum commitment of CAD100.0 million, or $76.3 million, and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million, or $19.1 million, to CAD125.0 million, or $95.4 million, at SYNNEX Canada's request. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. In addition, we pledged a portion of our stock in SYNNEX Canada as collateral for the Canadian Revolving Arrangement. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of August 31, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement, and there was $9.7 million outstanding as of November 30, 2015. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of both August 31, 2016 and November 30, 2015, there were no letters of credit outstanding.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of August 31, 2016 and November 30, 2015 were $4.3 million and $4.7 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $135.4 million. The credit agreement is comprised of a JPY6.0 billion, or $58.0 million, term loan and a JPY8.0 billion, or $77.3 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of August 31, 2016 and November 30, 2015, the balances outstanding under the term loan component of the facility were $58.0 million and $48.7 million, respectively. Balances outstanding under the revolving credit facility were $37.7 million and $47.9 million as of August 31, 2016 and November 30, 2015, respectively. The term loan can be repaid at any time prior to expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $14.0 million. The interest rate under the credit facilities is based on LIBOR plus a margin of 0.90% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of August 31, 2016, $10.0 million was outstanding. As of November 30, 2015, there were no outstanding borrowings under these credit facilities.
We also maintain local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $31.7 million. As of August 31, 2016 and November 30, 2015, we had no borrowings outstanding under these various facilities.
As of August 31, 2016 and November 30, 2015, we recorded $10.7 million and $2.6 million, respectively, on our Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary's approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2016 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At August 31, 2016 and November 30, 2015, we had a total of $62.6 million and $3.1 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our borrowing arrangements have a number of covenants and restrictions that, among other things, require us to comply with certain financial and other covenants. These covenants require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2016, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans, capital leases and operating lease arrangements. As of August 31, 2016, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For more information on our future minimum rental obligations under noncancellable lease agreements as of August 31, 2016, see Note 16 to the Consolidated Financial Statements.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through August 31, 2016 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both August 31, 2016 and November 30, 2015, MiTAC Holdings and its affiliates beneficially owned approximately 25% of our outstanding common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of August 31, 2016
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

We purchased inventories from MiTAC Holdings and its affiliates totaling $39.9 million and $96.3 million during the three and nine months ended August 31, 2016, respectively, and totaling $21.1 million and $65.5 million during the three and nine months ended August 31, 2015, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.3 million and $0.8 million during the three and nine months ended August 31, 2016, respectively, and totaled $0.3 million and $1.0 million during the three and nine months ended August 31, 2015, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $98,000 and $172,000 during the three and nine months ended August 31, 2016, respectively, and $32,000 and $94,000 during the three and nine months ended August 31, 2015, respectively.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the three months ended August 31, 2016 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1	Amendment Agreement dated August 26, 2016 between SYNNEX Infotec Corporation, SYNNEX Corporation, the financial institutions party thereto, and The Bank of Tokyo Mitsubishi UFJ, Ltd., as agent.

10.2#
Amendment to Offer Letter dated September 26, 2016, by and between SYNNEX Corporation and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

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

Date: October 4, 2016

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Amendment Agreement dated August 26, 2016 between SYNNEX Infotec Corporation, SYNNEX Corporation, the financial institutions party thereto, and The Bank of Tokyo Mitsubishi UFJ, Ltd., as agent.

10.2#
Amendment to Offer Letter dated September 26, 2016, by and between SYNNEX Corporation and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

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