Form 10-K
period 2016-11-30
SYNNEX CORP
filed 2017-01-26
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-K
 _____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter) was $2,633,857,874. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 20, 2017, there were 39,897,696 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2017 Annual Meeting of Stockholders to be held on March 21, 2017.

SYNNEX CORPORATION

2016 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue, sources of revenue and operating results, our gross margins, our inventory, competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer contract terms, customer forecasts, adequacy of our facilities, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the impact of the Minacs acquisition on our business and on our goodwill, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our foreign subsidiaries, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic and industry trends, changes to the market in which we compete, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, and statements regarding our securitization programs, term loans and revolving credit lines and our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
 In the sections of this Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.
SYNNEX, the SYNNEX Logo, CONCENTRIX, MINACS and all other SYNNEX company, product and services names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX, the SYNNEX Logo, CONCENTRIX and MINACS Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.
Item 1.    Business
We are a Fortune 500 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer engagement strategy to a broad range of enterprises. We are organized to provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking/communications/security equipment, consumer electronics, or CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
In our Technology Solutions segment, we distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and original equipment manufacturers, or OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada and Japan. We purchase peripherals, IT systems, system components, software, networking/communications/security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.
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
In our Technology Solutions segment, we are highly dependent on the end-market demand for IT and CE products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE industries and increased price-based competition.
In our Concentrix segment, we provide a comprehensive range of strategic services and solutions to enhance our clients’ customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums and in more than 40 languages. Our portfolio of solutions and services support our clients and their customers globally. In fiscal year 2016, we acquired Minacs, which provides greater scale and expanded our services in key industries such as automotive and service offerings such as marketing optimization.
Our Concentrix segment generates revenue from performing services that are generally tied to our clients’ products and services and how they are received in the marketplace. Any shift in business or size of the market for our customers’ products, any failure of technology or failure of acceptance of our customers’ products in the market may impact our business. The employee turnover rate in this business and the risk of losing experienced employees is high. Higher turnover rates can increase costs and decrease operating efficiencies and productivity.
We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific and Europe. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of November 30, 2016, we had over 110,000 full-time and temporary employees worldwide.
Financial information by segment is provided in our Consolidated Financial Statements included elsewhere in this Report.
Our Products and Suppliers
In our Technology Solutions segment, we distribute a broad line of IT products, including peripherals, IT systems, system components, software and networking equipment from more than 300 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers. Our Technology Solutions segment represented 89%, 89% and 92% of our consolidated revenue for fiscal years 2016, 2015 and 2014, respectively. Our product offerings also include systems design and full rack integration solutions, build-to-order, and configure-to-order assemblies.
For fiscal years 2016, 2015 and 2014, our product mix by category in the Technology Solutions segment was in the following ranges:

Product Category:
Peripherals	29% - 34%
IT Systems	29%
System Components and Integration Solutions	20% - 25%
Software	11%
Networking Equipment	6% - 7%
Our suppliers include leading peripherals, IT systems, system components, software, networking equipment and CE manufacturers. Our primary OEM suppliers are Asus Tek Computer Inc., Dell, Inc. HP Inc. (formerly Hewlett-Packard

Company) (“HP”), Hewlett Packard Enterprise Company, Intel Corporation, Lenovo Group Ltd, Microsoft Corporation, Panasonic Corporation, Seagate Technologies LLC and Xerox Corporation.
Our largest OEM supplier is HP. Revenue from the sale of products and services provided by HP represented approximately 17%, 25% and 25% of our consolidated revenue for fiscal years 2016, 2015 and 2014, respectively. Before November 1, 2015, revenue from HP included the sale of products and services from both HP Inc. and Hewlett Packard Enterprise Company. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.
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
Our Customers
In our Technology Solutions segment, we distribute IT products to more than 20,000 resellers, system integrators and retailers. Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, small/medium sized businesses, or SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly individual end-users and to a small degree, small office/home office customers. We also provide system design and integration solutions for data center servers built for our customers’ data center environments.
In our Concentrix segment, we serve over 450 clients, primarily in ten industry verticals: automotive, banking & financial services, consumer electronics, energy & public sector, healthcare, insurance, media & communications, retail & e-commerce, technology, and travel, transportation & tourism.
In fiscal year 2016, one customer accounted for 12% of our consolidated revenue. In fiscal years 2015 and 2014, no customer accounted for 10% or more of our consolidated revenue. We do not believe that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries taken as a whole.
Our Services and Solutions
We offer a variety of business process services to our customers. These services can be purchased individually or they can be purchased in combination with others in the form of supply chain solutions and after-market product support. The two major categories of services and solutions include Technology Solutions and Concentrix:
Technology Solutions. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and quickly fill orders for our reseller and retail customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller and retail customers. In addition, we design and integrate energy efficient and cost effective data center servers which are built specific to the data center environments and actual workloads of our large scale data center customers.

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
Concentrix. Our Concentrix segment represented 11% of our consolidated revenue in fiscal year 2016, 11% in fiscal year 2015 and 8% in fiscal year 2014. We offer a portfolio of comprehensive solutions and end-to-end business services to enhance our clients’ customer life cycles, to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction, and to improve business outcomes, primarily in ten identified industry verticals. Our Concentrix segment portfolio also includes technology assets and embedded analytics. We operate over 120 delivery centers and administrative facilities in numerous countries throughout North and South America, Asia-Pacific and Europe. Services are provided from these global locations to customers worldwide in more than 40 languages.
Sales and Marketing
In our Technology Solutions segment, we serve our large commercial, government reseller, and retail customers through dedicated sales professionals. We market to smaller resellers and OEMs through dedicated regional sales teams. In addition, we have dedicated product management and business development specialists that focus on the sale and promotion of products and services of selected suppliers or for specific end-market verticals. These specialists are also directly involved in establishing new relationships with leading OEMs to create demand for their products and services and with resellers for their customers’ needs. We also have a direct sales approach for our design and integration solutions business. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities, promoting sales growth and ensuring customer satisfaction. We have sales and marketing professionals in close geographic proximity to our reseller, retail and OEM customers.
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
We have designated client partners or global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources, information technology and industry or subject matter expert teams to ensure the best possible solution is provided to our clients.

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
We operate our principal system design and integration solutions facilities in the United States and we operate an integration facility in the United Kingdom. We generally design and integrate IT systems, data center servers and networking solutions and IT appliances, by incorporating system components purchased directly from vendors or obtained from our distribution inventory. Additionally, we perform other production value-added services, including thermal testing, power-draw efficiency testing, burn-in, quality and logistics support. Some of our design and integration solutions facilities are ISO 9001:2008 and ISO 14001:2004 certified.
Concentrix has global delivery capability which allows us to scale people and other resources from around the world, including foreign language fluency, proximity to clients and time-zone advantages. A critical component of this capability is our over 120 delivery and administrative centers in 24 countries throughout North and South America, Asia-Pacific and Europe. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital print. Some of our Indian delivery centers are ISO 14001:2015 (Environmental Management System) certified and 12 of our delivery centers around the world are certified to COPC (Customer Operation Performance Center) OSP standard.
International Operations
Approximately 27%, 26% and 28% of our consolidated revenue for fiscal years ended November 30, 2016, 2015 and 2014, respectively, originated outside of the United States. Approximately 59% and 52% of our net property and equipment were located outside the United States as of November 30, 2016 and 2015, respectively. Our end market strategy for our Technology Solutions business, while focused on North America, is expanded internationally on a selective basis in order to provide our distribution capabilities to OEMs in locations that meet their regional requirements. A key element in our business strategy has been to locate our Concentrix services in markets that are strategic to our customer requirements and cost beneficial.
Sales concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the US Dollar, which in turn can impact reported sales.
Additional financial information related to foreign and domestic operations is provided in our Consolidated Financial Statements included elsewhere in this Report.

Seasonality
Our operating results in the Technology Solutions segment are affected by the seasonality of the IT and CE products industries. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.
Revenue in our Concentrix segment is typically higher in our second and fourth fiscal quarters based on seasonal patterns in our clients’ business.
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
In addition, the purchasing group utilizes an internally developed, proprietary information systems application tool that further aids in forecasting future product demand based on several factors, including historical sales levels, expected product life cycle and current and projected economic conditions. We may also rely on our receipt of good-faith, non-binding, customer forecasts. We maintain electronic data interchange, or EDI, connection with our OEM suppliers to send purchase orders, receive purchase order status and receive notification once the product has shipped from our supplier. Our information system tool also tracks warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation promotes greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders on a more frequent basis. Furthermore, our system tool also allows for automated checks and controls to prevent the generation of inaccurate orders.
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
Information Technology
Within our Technology Solutions segment, our IT systems manage the entire order cycle, including processing customer orders, customer billing and payment tracking. These internally developed IT systems make our operations more efficient and provide visibility into our operations. We believe our IT infrastructure is scalable to support further growth. We continue to enhance and invest in our IT systems to improve product and inventory management, streamline order and fulfillment processes, and increase operational flexibility. Within our Concentrix segment, we invest in IT systems and infrastructure to enhance workforce management and improve productivity. Our Minacs acquisition in 2016 has provided us enhanced technology platforms that accelerate our Marketing Optimization and Internet of Things solutions.

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
Our major competitors in our Technology Solutions segment include Arrow Electronics, Inc., Avnet, Inc., Ingram Micro, Inc., ScanSource, Inc., Tech Data Corporation and WestconGroup Inc. and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. For example, during fiscal year 2016, Ingram Micro Inc. was acquired and became part of HNA Group and Tech Data Corporation announced its acquisition of Avnet Inc.’s Technology Solutions operating group. We have participated in this consolidation through our acquisitions of Supercom Canada Limited, Marubeni Infotec Corporation, Jack of All Games and New Age Electronics, and we continue to evaluate other opportunities.
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
In our Concentrix segment, we operate in a highly competitive and rapidly evolving global marketplace. Our competitors are both regional players as well as global companies. Our major competitors include Accenture, Convergys Corporation, Genpact Limited, SITEL Worldwide Corporation (a wholly-owned subsidiary of Groupe Acticall), Sutherland Global Services, Inc. (a privately owned company), Sykes Enterprises Inc., Teleperformance and TeleTech Holdings, Inc. In the future, we may face greater competition due to the consolidation of business process outsourcing providers. Consolidation activity may result in competitors with greater scale, a broader footprint or more attractive pricing than ours. For example, during fiscal year 2016, we acquired Minacs to expand our services in key industries such as automotive and service offerings such as marketing optimization. In addition, a client or potential client may choose not to outsource its business, by setting up captive outsourcing operations or by performing formerly outsourced services for themselves.
We constantly seek to expand our business into areas primarily related to our core distribution and outsourced business services as well as other support, logistics and related value-added services.
Employees
As of November 30, 2016, we had approximately 105,500 full-time employees. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 4,500, on a full-time equivalent basis, as of November 30, 2016. Except for a small number of our employees in certain countries, generally required by local regulations or brought in through acquisitions, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.
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
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	the impact of the business acquisitions and dispositions we make;

•	general economic conditions and level of IT and CE spending and outsourced business services;

•	the loss or consolidation of one or more of our significant OEM suppliers or customers;

•	consolidation of our Concentrix competitors, including insourcing by clients;

•	market acceptance, quality, pricing, availability and useful life of our products and services, as well as the mix of our products and services sold;

•	competitive conditions in our industry;

•	pricing, margin and other terms with our OEM suppliers;

•	decline in inventory value as a result of product obsolescence and market acceptance;

•	variations in our levels of excess inventory, vendor reserves and doubtful accounts;

•	fluctuations in rates in the currencies in which we transact;

•	changes in the terms of OEM supplier-inventory protections, such as price protection and return rights; and

•	the expansion of our design and integration solutions sales and operations, globally.
Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.
Our operating results in the Technology Solutions segment also are affected by the seasonality of the IT and CE products and services industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. Revenue in our Concentrix segment is typically higher in our second and fourth fiscal quarters based on seasonal patterns in our clients’ business. These patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. In future years, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.

We are subject to uncertainties and variability in demand by our customers, which could decrease revenue and adversely affect our operating results, and we have customer contracts with provisions that could cause fluctuations in our revenue.
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
With regard to our design and integration solutions customers, unique parts are purchased based both on customer purchase orders and forecasted demand. We have limited protection against excess inventory should anticipated demand not materialize.
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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services comprised approximately 17%, 25%, and 25% of our consolidated revenue for fiscal years 2016, 2015, and 2014, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
In our Technology Solutions segment our gross margins are low, which magnifies the impact of variations in gross margin, operating costs and our operating results.
As a result of significant price competition in the IT and CE products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT and CE products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue, operating costs and our operating results. A portion of our operating expense is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expense to sufficiently mitigate any further reductions in gross profit or margin in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.
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
Both our Technology Solutions and Concentrix segments have customer concentration and intense competition which could adversely impact our revenue.
Our business experiences customer concentration from time to time. For example, in 2016, one customer accounted for 12% of our consolidated revenue. While we do not believe that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries taken as a whole, such loss could result in an adverse impact on certain of our businesses. For example, the systems design and integration solutions business of our Technology Solutions segment has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes in this business could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The system design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.
In our Concentrix segment, we have experienced customer concentration. This customer concentration increases the risk of quarterly fluctuations in our operating results, depending on the seasonal pattern of our top customers’ business. In addition, our top customers could make greater demands on us with regard to pricing and contractual terms in general. The loss of, or significant decrease in demand from, any of our top customers could affect our business, results of operations and financial condition of the segment.
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
The customer engagement services industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in this market are breadth and depth of process and domain expertise, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price and marketing and sales capabilities. We compete for business with a variety of companies, including in-house captives of potential clients. If our customers place more focus in this area and internalize these operations, this could also cause a significant reduction in the size of the available market for third party service providers like us. Similarly, if competitors offer their services at lower margins to gain market share, this could cause a significant decrease in the available market for us. In addition, our success may depend on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Some of these technologies, such as cloud-based services, artificial intelligence and automation, may cause an adverse shift in the way our existing business operations are conducted or decrease the size of the available market.
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
In addition, our profitability is directly affected by the utilization rate of our personnel resources. If we are unable to achieve optimum utilization of our personnel resources, we may experience erosions in our profit margin. However, if our utilization is too high, it may result in a deterioration in the quality of services provided to our clients and may also result in higher attrition rates. If we are unable to manage our employee attrition rates, adequately motivate our employees or utilize our personnel resources efficiently, our operations will be disrupted, and such disruption may impact our ability to manage our costs, which in turn could impact our profitability.
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

In addition, in management of our clients’ operations, we manage large volumes of customer information and confidential data. We may be liable and our operations may be disrupted if there is a breach of confidentiality of client data, if an employee violates policies and regulations governing the management of personal information, if we lose our client’s data or if the security of our IT systems is compromised.
We may also be liable if we do not maintain adequate internal controls over the processes we manage for our clients or if we fail to comply with the laws and regulations applicable to the operations in which we represent our clients. Our clients may request us to obtain audit reports over our internal controls. If we are unable to complete these audit reports in a timely manner, or if internal control deficiencies are identified in the audit process, our client relationships may suffer.
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
Approximately 27% of our consolidated revenue in fiscal year 2016, 26% for fiscal year 2015 and 28% for fiscal year 2014 were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in our products, which are usually purchased by us in U.S. dollars, to be relatively more expensive to procure than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, and a portion of our Concentrix services, are located in China. In addition, we also conduct general and administrative activities from our facilities in China. As of November 30, 2016, we had approximately 5,700 personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by tax authorities in various tax jurisdictions. Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition. The results from various tax examinations and audits may differ from the liabilities recorded in our financial statements and could adversely affect our financial results and cash flows.
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
We have in the past pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT and CE products and services industries and the customer engagement services industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:

•	difficulty in successfully integrating acquired operations, IT systems, customers, OEM supplier relationships, products, services and businesses with our operations;

•	risk that the acquired businesses will fail to maintain the quality of services that we have historically provided;

•	loss of key employees of acquired operations or inability to hire key employees necessary for our expansion;

•	diversion of our capital and management attention away from other business issues;

•	increase in our expenses and working capital requirements;

•	in the case of acquisitions that we may make outside of the United States, difficulty in operating in foreign countries and over significant geographical distances;

•	other financial risks, such as potential liabilities of the businesses we acquire; and

•	our due diligence process may fail to identify significant issues with the acquired company’s product and service quality, financial disclosures, accounting practices or internal control deficiencies.
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
Our goodwill and identifiable intangible assets could become impaired, which could have a material non-cash adverse effect on our results of operations.
We recorded substantial goodwill and amortizable intangible assets as a result of our previous acquisitions. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets were determined, negatively impacting our results of operations.
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
As of November 30, 2016, we had $967.0 million in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	make investments;

•	pay dividends or make certain other restricted payments;

•	repurchase common stock;

•	consummate certain asset sales or acquisitions;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.
We are also required to maintain specified financial ratios and satisfy certain financial condition tests under certain of our debt facilities. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, termination of the applicable facility, an increase in our effective cost of funds or the cross-default of other credit and securitization arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.
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
Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Frequent or prolonged interruption in our ability to provide service in our Concentrix business would adversely affect our client relationships and damage our reputation. Sales also may be affected if our reseller and retail customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular EDI and XML, for a large portion of our orders and information exchanges with our OEM suppliers and reseller and retail customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller and retail customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller and retail customers from accessing information. Our Concentrix business is dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications systems. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.
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
Our worldwide operations could be subject to natural disasters, adverse weather conditions and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in North America, Asia-Pacific and Europe. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. If there are related disruptions in local or international supply chains, we may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer requirements in a timely manner, this could harm our operating results. For example, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons, mudslides and floods. We currently have a disaster recovery plan and business interruption insurance; however, they may not be sufficient to compensate for losses that may occur.

Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.
Worldwide economic conditions remain uncertain due to instability in the global credit market, the current economic challenges in China, falling demand for oil and other commodities, adverse consequences concerning the United Kingdom’s referendum to vote for exit from the European Union, market volatility as a result of political leadership in certain countries such as China, the Philippines and the United States and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.
Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.
We have significant international operations and presence which subjects us to risks, including:

•	political or economic instability;

•	extensive governmental regulation;

•	changes in import/export duties;

•	fluctuation in foreign currency exchange rates;

•	trade restrictions;

•	compliance with the Foreign Corrupt Practices Act, U.K. bribery laws and similar laws;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivable on a timely basis or at all;

•	taxes; and

•	seasonal reductions in business activity in some parts of the world.
We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting accounts receivable generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such accounts receivable may be inadequate. Furthermore, if our international expansion efforts in any foreign country are unsuccessful, we may decide to cease operations, which would likely cause us to incur additional expense and loss.
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
As of November 30, 2016, our executive officers, directors and principal stockholders owned approximately 27% of our outstanding common stock. In particular, MiTAC Holdings Corporation (“MiTAC Holdings”) and its affiliates owned approximately 24% of our common stock. MiTAC Holdings is a publicly-traded company on the Taiwan Stock Exchange. As a result, these stockholders have the potential ability to influence or control matters requiring stockholder approval, including the election of directors and the approval of mergers and acquisitions, or exert influence on actions of the Board of Directors. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
There could be potential conflicts of interest between us and MiTAC Holdings and its affiliates, which could affect our business and operating results.
MiTAC Holdings’ and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. For example, we currently purchase inventories from MiTAC Holdings. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings’ affiliates. For fiscal year 2016, Mr. Miau received the same compensation as our independent directors. For fiscal year 2017, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2016, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 13.6% of Synnex Technology International and approximately 7.8% of MiTAC Holdings. As of November 30, 2016, MiTAC Holdings directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.0% of MiTAC Holdings. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2016. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 10.6% of our outstanding common stock as of November 30, 2016. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
Risks Related to Our Industry
Volatility in the IT and CE industries could have a material adverse effect on our business and operating results.
We have in the past, experienced decreases in demand and we anticipate that the industries we operate in will be subject to a high degree of cyclicality in the future. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity may impact our revenue, as well the salability of inventory and collection of reseller and retail customer accounts receivable. In addition, if we are not able to adequately adapt to the emergence of new technology or customer demand, such as cloud-based IT infrastructure and software-as-a-service, our future operating results could be adversely affected.

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
Our business may be adversely affected by some OEM suppliers’ strategies to consolidate business or increase their direct sales, which in turn could cause our business and operating results to suffer.
A determination by any of our primary OEMs to consolidate their business with other distributors or integration service providers could negatively affect our business and operating results. Consolidation of OEM suppliers has resulted in fewer sources for some of the products and services that we distribute. This consolidation has also resulted in larger OEM suppliers that have significant operating and financial resources. Other suppliers may reduce or eliminate promotional activities to reduce their expenses, which could, in turn, result in declined demand from our reseller or retailer customers and end-users.
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
Dynamic changes in the IT and CE industries, including the consolidation of OEM suppliers and reductions in the number of authorized distributors used by OEM suppliers, have resulted in new and increased responsibilities for management personnel and have placed, and continue to place, a significant strain upon our management, operating and financial systems and other resources. We may be unable to successfully respond to and manage our business in light of industry developments and trends. As end users migrate to cloud-based IT infrastructure and software-as-a-service, sales of hardware products may be reduced, thereby negatively impacting our operating results. Also crucial to our success in managing our operations is our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale or to respond to changes in the IT and CE industries could adversely affect our business and operating results.

If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2016, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expense and to devote management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.
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
For example, in May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to us at the beginning of our first quarter of fiscal year 2019.
Item 1B. Unresolved Staff Comments
 None.
Item 2.    Properties
Our principal executive offices are located in Fremont, California, and are owned by us. We operate distribution, integration, contact center and administrative facilities in different countries.
Our Technology Solutions segment occupies approximately 40 facilities covering approximately 4.4 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 1.3 million square feet of property and lease the remainder.
Our Concentrix segment occupies over 120 facilities comprising service and delivery centers and administrative facilities covering approximately 6.6 million square feet. We own approximately three hundred eighty-three thousand square feet and lease the remainder.
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

Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of November 30, 2016:

Name	Age	Position
Kevin Murai	53	President, Chief Executive Officer and a Director
Dennis Polk	50	Chief Operating Officer and a Director
Peter Larocque	55	President, North American Technology Solutions
Marshall Witt	51	Chief Financial Officer
Christopher Caldwell	44	Executive Vice President; President, Concentrix Corporation
Simon Leung	51	Senior Vice President; General Counsel and Corporate Secretary
Kevin Murai is our President and Chief Executive Officer and a Director. He joined us in March 2008 and served as Co-Chief Executive Officer until December 2008. Prior to SYNNEX, Mr. Murai was employed for nineteen years at Ingram Micro, Inc., where he served in several executive management positions, including President and Chief Operating Officer and also on the Ingram Micro, Inc. Board of Directors. He holds a Bachelor of Applied Science degree in Electrical Engineering from the University of Waterloo in Ontario, Canada.
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

	Price Range of Common Stock
	Low	High
Fiscal Year 2016
First Quarter	$75.87	$96.59
Second Quarter	$77.54	$102.83
Third Quarter	$89.09	$108.03
Fourth Quarter	$100.06	$118.80

Fiscal Year 2015
First Quarter	$67.65	$80.24
Second Quarter	$70.14	$83.98
Third Quarter	$71.00	$85.25
Fourth Quarter	$76.56	$96.92

As of January 20, 2017, our common stock was held by 635 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2011, compares our cumulative total stockholder return, the NYSE Composite Index, S&P Midcap 400 Index, Computer & Peripheral Equipment index and a peer group of our Concentrix segment for the period beginning November 30, 2011 through November 30, 2016. The Computer & Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The companies selected to form the Concentrix peer group index include Accenture plc, Convergys Corporation, Genpact Limited, Teleperformance S.A. and TeleTech Holdings Inc. The closing price per share of our common stock was $116.91 on November 30, 2016. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2011	11/30/2012	11/30/2013	11/30/2014	11/30/2015	11/30/2016
SYNNEX Corporation	$100.00	$112.50	$225.42	$243.92	$324.23	$406.78
NYSE Composite Index	$100.00	$113.56	$143.74	$158.56	$154.54	$165.47
S&P Midcap 400 Index	$100.00	$114.93	$152.08	$170.69	$175.67	$198.91
Computers & Peripheral Equipment	$100.00	$94.44	$140.10	$157.21	$180.18	$218.58
Concentrix Peer Group	$100.00	$120.61	$144.29	$162.55	$206.05	$230.72
 Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Dividends
On September 29, 2014, we announced the initiation of a quarterly cash dividend. Since then, dividends have been declared in January, March, June and September and paid at the end of January, April, July and October. Dividends declared per share by fiscal quarter in 2016 and 2015 were as follows:

	Fiscal Years Ended
	2016	2015
First Quarter	$0.20	$0.13
Second Quarter	$0.20	$0.13
Third Quarter	$0.20	$0.13
Fourth Quarter	$0.25	$0.20
On January 5, 2017, we announced a cash dividend of $0.25 per share to stockholders of record as of January 13, 2017, payable on January 27, 2017. We review our dividend strategy on an annual basis in the fourth quarter with our board of directors. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of our credit facilities and the declaration by our Board of Directors in the best interest of our stockholders.

Purchases of Equity Securities
In June 2011, our Board of Directors authorized a three-year $65 million share repurchase program. We purchased 361,451 shares at a total cost of $11.3 million in the open market before the program expired in June 2014. Those shares are held in treasury for general corporate purposes.
In June 2014, our Board of Directors authorized a three-year $100 million share repurchase program pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2016, we had purchased 207,498 shares at a total cost of $15.7 million. The share purchases were made on the open market and the shares repurchased by us are held in treasury for general corporate purposes. There were no repurchases of equity securities in the fourth quarter of fiscal year 2016.
Item 6.    Selected Financial Data
The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and other data presented below for fiscal years 2016, 2015 and 2014 and the consolidated balance sheet data as of November 30, 2016 and 2015 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2013 and 2012 and the Consolidated Balance Sheet data as of November 30, 2014, 2013 and 2012 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 3 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2016	2015	2014	2013	2012
Statements of Operations Data: (in thousands, except per share amounts)
Revenue	$14,061,837	$13,338,397	$13,839,590	$10,845,164	$10,285,507
Gross profit	1,282,965	1,191,791	1,099,004	654,970	656,737
Operating income	379,596	354,552	308,507	240,828	255,012
Net income	235,005	208,607	180,150	152,322	152,503
Net income attributable to SYNNEX Corporation	234,946	208,525	180,034	152,237	151,376
Earnings per share attributable to SYNNEX Corporation:
Basic:	$5.91	$5.28	$4.61	$4.06	$4.08
Diluted:	$5.88	$5.24	$4.57	$3.02	$3.96
Cash dividends declared per share	$0.85	$0.58	$0.13	$—	$—
For fiscal year ended November 30, 2013, the numerator for the computation of “Earnings per share attributable to SYNNEX Corporation - Diluted” was adjusted for dilutive changes in the estimated value of the conversion premium of our convertible debt from April 2013 through the final settlement date in August 2013. The adjustment to the numerator had the effect of reducing our “Earnings per share attributable to SYNNEX Corporation - Diluted” by $0.97 for the fiscal year ended November 30, 2013.

	As of November 30,
	2016	2015	2014	2013	2012
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$380,717	$336,072	$180,143	$151,622	$163,699
Working capital	1,567,281	1,731,624	1,178,260	1,142,355	1,085,754
Total assets	5,223,263	4,444,147	4,713,042	3,325,889	2,963,262
Borrowings, current	363,737	92,093	716,257	252,523	194,134
Long-term borrowings	603,229	638,798	264,246	65,405	81,152
Total equity	1,975,798	1,799,897	1,653,985	1,411,641	1,319,355

	Fiscal Years Ended November 30,
	2016	2015	2014	2013	2012
Other Data: (in thousands)
Depreciation and amortization	$121,293	$103,510	$91,699	$24,462	$24,630
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the impact of the Minacs acquisition on our business and on our goodwill, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
For an understanding of SYNNEX and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 8 of this Report.
Revenue and Cost of Revenue
We derive our Technology Solutions revenue primarily through the distribution of peripherals, IT systems, system components, software, networking/communications/security equipment and CE products, and the delivery of servers and networking solutions for our design and integration solutions customers’ data centers. Shipping terms are typically F.O.B. shipping point. In our Concentrix segment, we provide high value business services and solutions for the customer relationship life cycle. Our customer contracts typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program or service we offer. Our agreements can range from less than one year to over five years and are subject to early termination by our customers or us for any reason, typically with 30 to 90 days’ notice.
In fiscal years 2016, 2015 and 2014, approximately 27%, 26% and 28% of our consolidated revenue, respectively, was generated from our international operations, and we expect this trend to continue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.
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
A significant portion of our Technology Solutions cost of revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any incentives, rebates, price protection and purchase discounts received from our OEM suppliers. Cost of products revenue also consists of provisions for inventory losses and write-downs, freight expenses associated with the receipt in and shipment out of our inventory, and royalties due to OEM vendors. In addition, cost of revenue includes the cost of material, labor and overhead for our systems design and integration solutions. In our Concentrix segment, cost of revenue consists primarily of personnel costs related to contract delivery.
Revenue and cost of revenue in our Technology Solutions segment relate to products, and revenue and cost of revenue in our Concentrix segment relate to services.
Margins
The Technology Solutions industry in which we operate is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our Technology Solutions gross margin has fluctuated annually due to changes in the mix of products we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality and replacement of less profitable business with investments in higher margin, more profitable lines, lower costs associated with increased efficiencies and inventory obsolescence. Should we experience increased competition arising from industry consolidation or low demand for IT products, our ability to maintain or improve our gross margin may be hindered. Generally, when our revenue becomes more concentrated on limited products or customers, our Technology Solutions gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Concentrix gross margins, which are generally higher than those in our Technology Solutions segment, can be impacted by the mix of customer contracts, additional lead time for programs to be fully scalable and transition and initial set-up costs. Our operating margin has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our Technology Solutions and Concentrix revenue, and the timing of our acquisitions and investments.
Economic and Industry Trends
Our Technology Solutions revenue is highly dependent on the end-market demand for IT and CE products. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE distribution industry and increased price-based competition. Our Technology Solutions segment also offers system design and integration solutions, providing purpose-built data servers. Business in our system design and solutions is highly dependent on the demand for cloud infrastructure and the number of key players in the market. Our Technology Solutions business is largely concentrated in the United States, Canada and Japan, so we are affected by demand for our products in those regions and the strengthening or weakening of the Canadian Dollar and Japanese Yen relative to the U.S. Dollar.
The customer engagement services industry in which our Concentrix segment operates is competitive. Customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. Our Concentrix business is largely concentrated in the United States, the United Kingdom, India, the Philippines, Japan, China, Canada and Australia. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to U.S. Dollar. During the three-year period ended November 30, 2016, the economic environment was stable.
Critical Accounting Policies and Estimates
The discussions and analysis of our consolidated financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including those that relate to accounts receivable, vendor programs, inventories, goodwill and intangible assets, and income taxes. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve the more significant judgments, estimates and/or assumptions used in the preparation of our Consolidated Financial Statements.
Revenue Recognition. Revenue from our Technology Solutions segment is categorized as products revenue in our Consolidated Statements of Operations. Revenue from our Concentrix segment is categorized as services revenue in the Consolidated Statements of Operations.
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
For the Concentrix segment, we recognize revenue from services contracts when evidence of an arrangement exists, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Customer contract terms can range from less than one year to more than five years. Revenue is reported net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Cost of Revenue. Cost of products revenue represents cost from our Technology Solutions segment and cost of services revenue represents cost from our Concentrix segment.
For the Technology Solutions segment, cost of revenue includes the product price paid to OEM suppliers, net of any incentives, rebates and purchase discounts received from the OEM suppliers. Cost of revenue also consists of provisions for inventory losses and write-downs, shipping and handling costs and royalties due to OEM vendors. In addition, cost of revenue includes the cost of material, labor and overhead and warranty for design and integration activities.
For the Concentrix segment, recurring direct operating costs for services are recognized as incurred. Cost of services revenue consists primarily of personnel costs. Where a contract requires an up-front investment, which typically includes transition and set-up costs related to systems and processes, these amounts are deferred and amortized on a straight-line basis over the expected period of benefit, not to exceed the fixed term of the contract. We perform periodic reviews to assess the recoverability of deferred contract transition and setup costs. This review is done by comparing the estimated minimum remaining undiscounted cash flows of a contract to the unamortized contract costs. If such minimum undiscounted cash flows are not sufficient to recover the unamortized costs, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. If a cash flow deficiency remains after reducing the carrying amount of the deferred costs, we evaluate any remaining long-lived assets related to that contract for impairment.
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
OEM Supplier Programs. We receive funds from OEM suppliers for volume promotion programs, price protection and product rebates and record them as adjustments to cost of products revenue and/or the carrying value of inventories, as appropriate. Where there is a binding agreement, we track vendor promotional programs for volume discounts on a program-by-program basis and record them as a reduction to cost of revenue based on a systematic and rational allocation. We monitor the balances of vendor receivables on a quarterly basis and adjust the balances due for differences between expected and actual sales volume. Vendor receivables are generally collected through reductions authorized by the vendor to accounts payable. Funds received for specific marketing and infrastructure reimbursements, net of related costs, are recorded as adjustments to “Selling, general and administrative expenses,” and any excess reimbursement amount is recorded as an adjustment to cost of products revenue.
Inventories. Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for obsolete or unmarketable inventories and write-down our inventories to their estimated market value based upon our forecasts of future demand and market conditions. These write-downs are reflected in our cost of products revenue. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturns, rapid product improvements and technological changes, our ability to return to OEM suppliers a certain percentage of our purchases, and protection from loss in value of inventory under our OEM supplier agreements.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition. We assess potential impairment of our goodwill when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. We also assess potential impairment of our goodwill on an annual basis during our fourth quarter, regardless if there is evidence or suspicion of impairment. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.
Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows, and other relevant entity-specific events and information.
If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The annual goodwill impairment analysis did not result in an impairment charge for fiscal years 2016, 2015 and 2014.
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
Determining the fair value of a reporting unit, intangible asset or other long-lived asset is judgmental and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions that we believe are reasonable, but are uncertain and subject to changes in market conditions.
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

Acquisitions
We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, and the services we provide to our OEM suppliers and customers. In our Concentrix segment we seek to further enhance our capabilities and domain expertise in our key verticals, and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our customers.
Acquisitions during fiscal year 2016
On August 1, 2016, we acquired the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a preliminary purchase price of $435.6 million in cash, subject to post-closing working capital adjustments. The preliminary purchase price allocation consisted of $45.7 million of net tangible assets, $193.4 million of intangible assets and $196.5 million of goodwill.
The acquisition has been included in the Concentrix segment. We believe the acquisition provides greater scale and strengthens our position as a top global provider of customer engagement services, enhances domain expertise in Concentrix’s automotive industry vertical and accelerates Marketing Optimization and Internet of Things solutions with Minacs’ proprietary technology. Minacs contributed approximately $157.0 million in revenue and $3.9 million of net income during fiscal year 2016.
Acquisitions during fiscal year 2014
In fiscal year 2014, we acquired the assets of the Customer Relationship Management, or CRM, business of International Business Machines, or IBM, for a purchase price of $425.7 million. A portion of the purchase price was settled through the issuance of 1,266,357 shares of our common stock at a fair value of $71.1 million, with the remaining amount of the purchase price paid in cash. The purchase price allocation consisted of $22.5 million of net tangible assets, $269.0 million of intangible assets and $134.2 million of goodwill.
The acquisition has been integrated into the Concentrix segment. It expanded our service portfolio, delivery capabilities and geographic reach, and brought deep process expertise and managerial talent, and contributed approximately $900 million in revenue in fiscal year 2014.
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

Statements of Operations Data:	Fiscal Years Ended November 30,
	2016	2015	2014
Products revenue	88.83%	89.49%	92.17%
Services revenue	11.17	10.51	7.83
Total revenue	100.00	100.00	100.00
Cost of products revenue	(84.03)	(84.54)	(87.26)
Cost of services revenue	(6.85)	(6.52)	(4.80)
Gross profit	9.12	8.94	7.94
Selling, general and administrative expenses	(6.42)	(6.28)	(5.71)
Operating income	2.70	2.66	2.23
Interest expense and finance charges, net	(0.21)	(0.20)	(0.19)
Other income (expense), net	0.04	(0.01)	0.01
Income before income taxes	2.53	2.45	2.05
Provision for income taxes	(0.86)	(0.89)	(0.75)
Net income	1.67	1.56	1.30
Net income attributable to noncontrolling interest	(0.00)	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.67	1.56	1.30

Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue of fiscal years 2016 and 2015 in local currency using their comparable prior year’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income as adjusted to exclude acquisition-related and integration expenses, restructuring costs and amortization of intangible assets.

•	Non-GAAP operating margin, which is non-GAAP operating income (as defined above) divided by revenue.

•	Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, which is non-GAAP operating income as defined above after excluding depreciation.

•
Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition-related and integration expenses, (ii) restructuring costs, and (iii) amortization of intangible assets.

We believe that providing this additional information is useful to the reader to better assess and understand our operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. Additionally, because these non-GAAP measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies.

Non-GAAP Financial Information:	Fiscal Years Ended November 30,
	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated
Revenue	$14,061,837	$13,338,397	$13,839,590
Foreign currency translation	37,268	439,229	—
Revenue in constant currency	$14,099,105	$13,777,626	$13,839,590

Operating income	$379,596	$354,552	$308,507
Acquisition-related and integration expenses	10,393	10,109	43,036
Restructuring costs	4,255	—	—
Amortization of intangibles	55,490	54,756	55,161
Non-GAAP operating income	$449,734	$419,417	$406,704
Depreciation	65,803	48,754	36,538
Adjusted EBITDA	$515,537	$468,171	$443,242

Operating margin	2.70%	2.66%	2.23%
Non-GAAP operating margin	3.20%	3.14%	2.94%

Technology Solutions
Operating income	$315,485	$302,950	$305,499
Amortization of intangibles	2,657	2,630	3,538
Non-GAAP operating income	$318,142	$305,580	$309,037
Depreciation	13,935	12,475	10,817
Adjusted EBITDA	$332,077	$318,055	$319,854

Concentrix
Operating income	$63,877	$51,127	$2,455
Acquisition-related and integration expenses	10,393	10,109	43,036
Restructuring costs	4,255	—	—
Amortization of intangibles	52,833	52,126	51,623
Non-GAAP operating income	$131,358	$113,362	$97,114
Depreciation	52,102	36,755	25,953
Adjusted EBITDA	$183,460	$150,117	$123,067

Diluted EPS	$5.88	$5.24	$4.57
Acquisition-related and integration expenses	0.26	0.25	1.09
Restructuring costs	0.11	—	—
Amortization of intangibles	1.39	1.38	1.40
Income taxes related to the above (1)	(0.60)	(0.59)	(0.91)
Non-GAAP diluted EPS(2)	$7.04	$6.28	$6.16
__________________________
(1) The tax effect of the non-GAAP adjustments was calculated using the applicable effective tax rate during the respective years.
(2) The sum of the components of Non-GAAP diluted EPS may not agree to totals, as presented, due to rounding.

Fiscal Years Ended November 30, 2016, 2015 and 2014
Revenue

	Fiscal Years Ended November 30,			Percent Change
	2016	2015	2014	2016 to 2015	2015 to 2014
		(in thousands)
Revenue	$14,061,837	$13,338,397	$13,839,590	5.4%	(3.6)%
Technology Solutions revenue	12,490,718	11,936,660	12,755,514	4.6%	(6.4)%
Concentrix revenue	1,587,736	1,416,670	1,096,214	12.1%	29.2%
Inter-segment elimination	(16,617)	(14,933)	(12,138)
In our Technology Solutions segment, we distribute in excess of 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 20,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. We also design and integrate data center servers. The revenue generated in our Concentrix segment relates to business services focused on process optimization, customer engagement strategy and back office automation. Inter-segment elimination represents services and transactions generated between our reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue represent services provided by the Concentrix segment to the Technology Solutions segment.
Revenue in our Technology Solutions segment increased in fiscal year 2016 from fiscal year 2015 mainly due to strong demand for our system design and integration solutions, partially offset by lower sales in Japan. Revenue in fiscal year 2016 was unfavorably impacted by foreign currency translation, primarily from the weakening of the Canadian Dollar, partially offset by the strengthening of the Japanese Yen. On a constant currency basis, revenue in our Technology Solutions segment increased by 4.7% during fiscal year 2016, compared to fiscal year 2015.
By product category, our sales of system components and integration solutions and software in fiscal year 2016 increased 16% and 4%, respectively, while sales of peripherals decreased 4%. Sales of IT systems and networking equipment in fiscal year 2016 were consistent with fiscal year 2015. The increase in the sale of system components and integration solutions was due to strong demand for our system design and integration solutions. The increase in the sale of software was primarily due to higher sales from IT system software and software related services. The decrease in the sale of peripherals was due to lower sales of audio products and printers.
The increase in revenue in our Concentrix segment in fiscal year 2016, compared to fiscal year 2015, was primarily due to the acquisition of Minacs in August 2016, increased volume and the expansion of services to existing customers and new customer contract signings. This increase was partially offset by the planned lapsing of a government contract and unfavorable foreign currency translation, primarily due to the weakening of the British Pound, Indian Rupee and Chinese Yuan, partially offset by the strengthening of the Japanese Yen. On a constant currency basis, revenue in our Concentrix segment increased by 13.8% during fiscal year 2016, compared to fiscal year 2015.
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
By product category, our sales of peripherals, IT Systems and software in fiscal year 2015 were lower by 14%, 6% and 1%, respectively, in comparison to fiscal year 2014. The decrease in the sale of peripherals was due to lower sales of audio products as a result of the loss of one significant vendor, partially offset by higher sales of system accessories. The decrease in the sale of IT systems was due to weaker demand for desktops, laptops and tablets. This revenue decrease was offset by a 13% increase in the sale of networking equipment and a 3% increase in integration solutions and systems components sales.
The increase in revenue in our Concentrix segment in fiscal year 2015, compared to fiscal year 2014, was primarily due to the full year impact of the acquisition of the IBM CRM business with the initial closing completed on January 31, 2014 and the subsequent closings completed on April 30, 2014 and September 30, 2015, increased volume and the expansion of services to existing customers and new customer contract signings. This increase was partially offset by unfavorable foreign currency translation, primarily due to the weakening of the British Pound, Japanese Yen, Australian Dollar and the Euro. On a constant currency basis, revenue in our Concentrix segment increased by 37.2% during fiscal year 2015, compared to fiscal year 2014.

Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2016	2015	2014	2016 to 2015	2015 to 2014
		(in thousands)
Gross profit	$1,282,965	$1,191,791	$1,099,004	7.7%	8.4%
Gross margin	9.12%	8.94%	7.94%
Technology Solutions gross profit	675,239	659,830	679,631	2.3%	(2.9)%
Technology Solutions gross margin	5.41%	5.53%	5.33%
Concentrix gross profit	615,447	538,314	423,897	14.3%	27.0%
Concentrix gross margin	38.76%	38.00%	38.67%
Inter-segment elimination	(7,721)	(6,353)	(4,524)
Our gross margin is affected by a variety of factors, including competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenue. Concentrix margins, which are generally higher than those in our Technology Solutions segment, can be impacted by customer mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our Technology Solutions gross profit increased in fiscal year 2016 as compared to fiscal year 2015 primarily due to strong demand for our system design and integration solutions. In addition, profit from our specialty services and commercial products increased. Gross margin in our Technology Solutions segment decreased slightly in fiscal year 2016 compared to the prior year as a result of product mix and foreign currency exchange benefits associated with our system design and integration solutions received in fiscal year 2015.
Our Concentrix gross profit in fiscal year 2016 increased as compared to fiscal year 2015, primarily due to the acquisition of Minacs and the improved performance from one previously loss-making contract. This contract generated profit of $4.4 million in fiscal year 2016, but incurred losses of $17.8 million in the prior year. Concentrix gross margin benefited from the profitability from the previously loss-making contract mentioned above and the lapsing of one government contract that had lower than average gross margin. This benefit was partially offset by the mix of customer sales.
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
The increase in Concentrix gross profit in fiscal year 2015 is primarily due to higher revenue driven by the full year impact of our acquisition of the IBM CRM business with the initial closing completed on January 31, 2014 and the second closing completed on April 30, 2014. These increases in gross profit were partially offset by losses of $17.8 million associated with one loss-making customer contract mentioned above and foreign currency translation losses. Gross margin in our Concentrix segment was lower in fiscal year 2015 compared to fiscal year 2014 primarily due to losses from one customer contract as previously mentioned.

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2016	2015	2014	2016 to 2015	2015 to 2014
	(in thousands)
Selling, general and administrative expenses	$903,369	$837,239	$790,497	7.9%	5.9%
Percentage of revenue	6.42%	6.28%	5.71%
Technology Solutions selling, general and administrative expenses	359,754	356,880	374,133	0.8%	(4.6)%
Technology Solutions percentage of revenue	2.88%	2.99%	2.93%
Concentrix selling, general and administrative expenses	551,570	487,187	421,442	13.2%	15.6%
Concentrix percentage of revenue	34.74%	34.39%	38.45%
Inter-segment elimination	(7,955)	(6,828)	(5,078)
 Our selling, general and administrative expenses primarily consist of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include cost of warehouse, delivery centers and other non-integration facilities, utility expenses, legal and professional fees, depreciation on our capital equipment, bad debt expense, amortization of our non-technology related intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
The increase in our selling, general and administrative expenses in fiscal year 2016, compared to fiscal year 2015, was primarily due to the acquisition of Minacs and a $17.0 million increase in depreciation primarily to support growth in our Concentrix segment. In addition, we incurred $4.3 million of restructuring costs primarily related to lease termination and employee related costs for closed business activities in three Concentrix delivery centers in North America during fiscal year 2016. This increase was partially offset by the favorable impact of foreign currency translation, primarily from the weakening of the Indian Rupee, British Pound, Philippine Peso and Canadian Dollar, benefitted by a strengthening of the Japanese Yen. We incurred $10.4 million acquisition-related and integration expenses in fiscal year 2016 compared to $10.1 million in fiscal year 2015. Amortization of intangible assets included in “Selling, general and administrative expenses” was $54.3 million in fiscal year 2016, compared to $53.6 million in fiscal year 2015.
The increase in our selling, general and administrative expenses in the fiscal year 2015, compared to fiscal year 2014, was primarily due to higher overhead costs to support growth in our Concentrix segment and full year impact of IBM CRM business, partially offset by lower integration expenses in our Concentrix segment related to the IBM CRM business acquisition in fiscal year 2014 and foreign currency exchange rate fluctuation, primarily due to the weakening of Japanese Yen, Canadian Dollar and Indian Rupee. We incurred $10.1 million acquisition-related and integration expenses in fiscal year 2015 compared to $43.0 million in fiscal year 2014. Amortization of intangible assets included in “Selling, general and administrative expenses” was $53.6 million in fiscal year 2015, compared to $54.5 million in fiscal year 2014.
Operating Income

	Fiscal Years Ended November 30,			Percent Change
	2016	2015	2014	2016 to 2015	2015 to 2014
		(in thousands)
Operating income	$379,596	$354,552	$308,507	7.1%	14.9%
Operating margin	2.70%	2.66%	2.23%
Technology Solutions operating income	315,485	302,950	305,499	4.1%	(0.8)%
Technology Solutions operating margin	2.53%	2.54%	2.40%
Concentrix operating income	63,877	51,127	2,455	24.9%	1,982.6%
Concentrix operating margin	4.02%	3.61%	0.22%
Inter-segment elimination	234	475	553
Operating income in our Technology Solutions segment in fiscal year 2016 increased compared to the prior year primarily due to higher revenue and profit from our system design and integration solutions, our specialty services and commercial products, partially offset by lower operating income in Japan. Technology Solutions segment operating margin was consistent with the prior year.

Operating income and margin in our Concentrix segment increased in fiscal year 2016 compared to the prior year primarily due to the improved profit and margin from the previously loss-making contract discussed above and the favorable impact of foreign currency translation. We have large delivery service centers in India and the Philippines, and experienced a weakening in the Indian Rupee and Philippine Peso compared to fiscal year 2015. This foreign currency translation benefit was partially offset by the weakening of the British Pound. The acquisition of Minacs in August 2016 contributed $3.8 million of operating income for fiscal year 2016. The increase in operating income was partially offset by the lapsing of one government contract.
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
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2016	2015	2014	2016 to 2015	2015 to 2014
		(in thousands)
Interest expense and finance charges, net	$28,993	$26,296	$25,187	10.3%	4.4%
Percentage of revenue	0.21%	0.20%	0.19%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.
The increase in our interest expense and finance charges, net in fiscal year 2016, compared to fiscal year 2015, was due to additional draws against our lines of credit in fiscal year 2016 to fund the Minacs acquisition and to support our growth, and the impact of step-up interest rate swaps related to our term loan in the United States. In May 2015, we borrowed an additional $411.3 million under an increased term loan commitment in the United States and paid down our United States securitization arrangement and revolving line of credit to secure higher credit availability. The term loan carries a higher rate of interest than our revolving lines of credit and our accounts receivable securitization arrangement. At the same time, we entered into step-up interest rate swaps, which effectively converted a portion of our floating rate term loan in the United States to a fixed interest rate, which is higher than the prevailing floating rate. The fixed rate on the swaps steps up to a higher rate each year.
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
Other Income (expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2016	2015	2014	2016 to 2015	2015 to 2014
		(in thousands)
Other income (expense), net	$5,461	$(1,061)	$962	614.7%	(210.3)%
Percentage of revenue	0.04%	(0.01)%	0.01%
 Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.
The increase in other income (expense), net in fiscal year 2016, compared to fiscal year 2015, was primarily due to a $5.0 million benefit received from class-action legal settlements in our Technology Solutions segment.

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
Our effective tax rate in fiscal year 2016 was 34.0%, compared to 36.2% and 36.6% in fiscal years 2015 and 2014, respectively. The decrease in our effective tax rate in fiscal year 2016 and 2015, compared to their respective prior years, was due to the mix of taxable income in different geographic regions and, to a lesser extent, the reversal of certain tax reserves as a result of the expiration of the statute of limitations in certain tax jurisdiction.
Further information on the treatment of undistributed foreign earnings and a reconciliation of the federal statutory income tax rate to our effective tax rate can be found in Note 16 of Part II, Item 8 of this Annual Report on Form 10-K.
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
Liquidity and Capital Resources
Cash Conversion Cycle

	Three Months Ended
	November 30, 2016	November 30, 2015	November 30, 2014
	(in thousands, except per share amounts)
Days sales outstanding
Revenue (products and services)	$3,886,902	$3,549,617	$3,823,869
Accounts receivable, including receivable from related parties	1,756,596	1,759,605	2,091,843
Days sales outstanding	41	45	50

Days inventory outstanding
Cost of revenue (products and services)	$3,508,116	$3,236,881	$3,510,247
Inventories	1,741,734	1,328,967	1,398,463
Days inventory outstanding	45	37	36

Days payable outstanding
Cost of revenue (products and services)	$3,508,116	$3,236,881	$3,510,247
Accounts payable, including payable to related parties	1,713,834	1,452,855	1,590,735
Days payable outstanding	44	41	41

Cash conversion cycle	42	41	45
Cash Flows
Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 42 days, 41 days and 45 days at the end of the fiscal years 2016, 2015 and 2014, respectively. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s purchases outstanding in accounts payable.
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
Net cash provided by operating activities was $327.0 million in fiscal year 2016, primarily generated from our net income of $235.0 million, adjustments for non-cash items of $119.4 million, an increase in accounts payable of $265.6 million and a decrease of accounts receivable of $97.5 million, partially offset by an increase in inventory of $410.2 million. The increases in both accounts payable and inventory were primarily due to higher purchases as a result of strong demand for our system design and integration solutions. The decrease in accounts receivable was primarily due to an improved collection cycle. The adjustments for non-cash items primarily consist of $121.3 million of depreciation and amortization expense.
Net cash provided by operating activities was $643.6 million in fiscal year 2015, primarily generated from our net income of $208.6 million, adjustments for non-cash items of $120.4 million and a decrease in accounts receivable of $293.1 million. The adjustments for non-cash items primarily consist of $103.5 million of depreciation and amortization expense.
Net cash used in operating activities was $234.8 million in fiscal year 2014, primarily due to an increase in accounts receivable of $528.1 million and an increase of inventory of $330.2 million. This cash outflow was partially offset by net income of $180.2 million, non-cash items of $81.0 million, an increase of accounts payable of $206.4 million and the net change in other assets and liabilities of $156.0 million, which was primarily attributable to an increase of accrued liabilities of $167.7 million. The increases in our working capital balances were primarily the result of our higher business volumes, the growth of our system design and integration solutions business and the acquisition of the IBM CRM business in fiscal year 2014. The adjustments for non-cash items primarily consist of $91.7 million of depreciation and amortization expense.
Net cash used in investing activities in fiscal year 2016 was $451.9 million, primarily due to payments of $415.4 million for the acquisition of Minacs and $123.2 million invested in capital expenditures primarily to support growth in our Concentrix segment. The cash outflow was partially offset by a decrease in restricted cash of $82.5 million as restrictions on our lockbox collections under our borrowing arrangements were removed during fiscal year 2016.
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
Net cash used in investing activities in fiscal year 2014 was $441.7 million, primarily due to cash payments of $384.4 million for the acquisition of the IBM CRM business and $57.4 million invested in capital expenditures to support our growth as a result of our acquisition and higher organic business volumes.
Net cash provided by financing activities in fiscal year 2016 was $180.2 million, consisting primarily of proceeds of $217.8 million from borrowings, net of payments and issuance costs to fund the acquisition of Minacs and to support growth in both our segments. The cash inflow was partially offset by dividend payments of $33.7 million.
Net cash used in financing activities in fiscal year 2015 was $355.1 million, consisting primarily of $245.2 million of payments and issuance costs under our borrowing arrangements, net of receipts, a decrease in our book overdraft of $82.2 million and dividend payments of $22.6 million. During fiscal year 2015, we amended our U.S. credit facility to increase the term loan to $625.0 million and paid in full outstanding borrowings under our U.S. securitization arrangement and our U.S. revolving credit facility.
Net cash generated from financing activities in fiscal year 2014 was $701.9 million, consisting primarily of $678.8 million of net receipts from borrowings and an increase in our book overdraft of $27.8 million. The increase in borrowings was primarily to fund the acquisition and working capital requirements of the newly acquired IBM CRM business and our working capital requirement related to our systems design and integration solutions business. These cash inflows were partially offset by other payment of $7.5 million representing contingent consideration for prior acquisitions and dividends paid of $4.9 million.
We believe our current cash balances and credit availability are sufficient to support our operating activities for at least the next twelve months.

Capital Resources
Our cash and cash equivalents totaled $380.7 million and $336.1 million as of November 30, 2016 and 2015, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $200.0 million and $146.5 million as of November 30, 2016 and 2015, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
As of November 30, 2016, there were approximately $491.6 million of cumulative undistributed earnings of foreign subsidiaries. Repatriation of the undistributed earnings would be subject to United States federal income taxes, less applicable foreign taxes. Also, repatriation of some foreign balances is restricted by local laws. We have not provided for U.S. federal income tax or foreign withholding taxes on foreign subsidiaries’ undistributed earnings as currently we have no plan to repatriate those earnings back to the United States. Further, it is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries. However, if in the future we repatriate the undistributed earnings of foreign subsidiaries to the United States in the form of dividend or otherwise, we will include the impact of expected U.S. taxes as well as local taxes and withholding taxes in the provision for income taxes and also in the deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.
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
On-Balance Sheet Arrangements
We have an accounts receivable securitization program, or the AR Arrangement, to provide additional capital for our operations. The AR Arrangement expires on November 1, 2019. One of our subsidiaries, which is the borrower under the AR Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable denominated in United States dollars. The AR Arrangement includes an accordion feature to allow requests for an increase in the lenders’ commitment by an additional $120.0 million. The effective borrowing cost under the AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of November 30, 2016, $262.9 million was outstanding under the AR Arrangement. There were no borrowings outstanding as of November 30, 2015.
Under the terms of the AR Arrangement, we and one of our United States subsidiaries sell, on a revolving basis, our receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our bankruptcy-remote subsidiary as security. Any borrowings under the AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements like the AR Arrangement, where some of the loans are funded through one or more lender’s affiliated asset-backed commercial paper programs, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in our cost of borrowing or loss of our financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer us an alternate rate. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations.
In November 2013, we entered into a senior secured credit agreement, or the U.S. Credit Agreement, which was comprised of a $275.0 million revolving credit facility and a $225.0 million term loan. In May 2015, the U.S. Credit Agreement was amended to increase the term loan to $625.0 million. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $350.0 million. The U.S. Credit Agreement matures in May 2020. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.50% to 2.25%, based on our consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the U.S. Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” plus (ii) a margin which may range from 0.50% to 1.25%, based on our consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement. The unused revolving credit facility is subject to a commitment fee ranging from 0.20% to 0.35% per annum, based on the Company’s consolidated leverage ratios. The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight full calendar quarters ending after the U.S. Credit Agreement amendment entered in May 2015, 1.25% of the amended principal amount of the term loan, (b) for each of the next four calendar quarters ending thereafter, 1.875% of the amended principal amount of the term loan, (c) for each calendar quarter ending thereafter, 2.50% of the amended principal amount of the term loan and (d) on the May 2020 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.
As of November 30, 2016 and November 30, 2015, balances outstanding under the term loan component of the U.S. Credit Agreement were $585.9 million and $617.2 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either November 30, 2016 or November 30, 2015. There were no outstanding standby letters of credit under the U.S. Credit Agreement as of November 30, 2016 and there was $1.5 million outstanding as of November 30, 2015.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a group of financial institutions, or the Canadian Revolving Arrangement which has a maximum commitment of CAD100.0 million, or $74.4 million, and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million, or $18.6 million, to CAD125.0 million, or $93.0 million, at SYNNEX Canada’s request. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. SYNNEX Canada’s obligations under the Canadian Revolving Arrangement are also secured by a pledge over a portion of the equity interests beneficially owned by us. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers’ Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one-month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers’ acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of November 30, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement, and there was $9.7 million outstanding as of November 30, 2015. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of both November 30, 2016 and November 30, 2015, there were no letters of credit outstanding.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of November 30, 2016 and 2015 was $4.1 million and $4.7 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $122.3 million. The credit agreement is comprised of a JPY6.0 billion, or $52.4 million, term loan and a JPY8.0 billion, or $69.9 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of November 30, 2016 and November 30, 2015, the balances outstanding under the term loan component of the facility were $52.4 million and $48.7 million, respectively. Balances outstanding under the revolving credit facility were $28.8 million and $47.9 million, respectively, as of November 30, 2016 and 2015. The term loan can be repaid at any time prior to expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.

Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $14.0 million. The interest rate under the credit facilities is based on LIBOR plus a margin of 0.90% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of November 30, 2016, $12.0 million was outstanding. As of November 30, 2015, there were no outstanding borrowings under these credit facilities.
As of November 30, 2016 and 2015, we recorded $8.7 million and $2.6 million, respectively, on our Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary’s approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations.
We also maintain other local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $28.8 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. As of November 30, 2016, $8.7 million was outstanding under these facilities. As of November 30, 2015, we had no borrowings outstanding under these various facilities.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2016 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At November 30, 2016 and 2015, we had a total of $12.6 million and $3.1 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2016, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans, capital leases and operating lease arrangements. The following table summarizes our contractual obligations at November 30, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$966,927	$363,725	$165,701	$437,501	$—
Interest on debt	65,024	19,672	37,629	7,723	—
Non-cancellable capital leases	39	12	24	3	—
Non-cancellable operating leases	374,965	81,395	134,347	81,931	77,292
Total	$1,406,955	$464,804	$337,701	$527,158	$77,292

Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through November 30, 2016 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. As of November 30, 2016 and November 30, 2015, accounts receivable subject to flooring agreements were $65.1 million and $55.3 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 10 to the Consolidated Financial Statements.
As of November 30, 2016, we have established a reserve of $32.8 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of November 30, 2016 and 2015, MiTAC Holdings and its affiliates beneficially owned approximately 24% and 25%, respectively, of our outstanding common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings’ and a director or officer of MiTAC Holdings’ affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of November 30, 2016
(shares in thousands)
MiTAC Holdings(1)	5,449
Synnex Technology International Corp.(2)	4,209
Total	9,658
_________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 374 thousand shares directly held by Matthew Miau and 218 thousand shares indirectly held by Mathew Miau through a charitable remainder trust.

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
We purchased inventories from MiTAC Holdings and its affiliates totaling $170.1 million, $87.1 million and $102.8 million during fiscal years 2016, 2015 and 2014, respectively. Our sales to MiTAC Holdings and its affiliates during fiscal years 2016, 2015 and 2014 totaled $1.8 million, $1.3 million and $4.1 million, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings and its affiliates amounting to $0.2 million, $0.1 million and $0.1 million during fiscal years ended November 30, 2016, 2015 and 2014, respectively.
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
We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the Canadian Dollar, British Pound, Japanese Yen and the Euro. These instruments are generally short-term in nature, with typical maturities of six months or less. We do not hold or issue derivative financial instruments for trading purposes.
The following table presents the hypothetical changes in fair values of our outstanding foreign currency derivative instruments as of November 30, 2016 and 2015, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2016	$(15,259)	$(9,310)	$(3,986)	$721	$5,140	$9,080	$12,678
Forward contracts at November 30, 2015	$(22,488)	$(13,664)	$(5,769)	$1,287	$7,766	$13,611	$18,947
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
The following tables present hypothetical interest expense related to our outstanding borrowings with variable interest rates (after considering the impact of the above mentioned swaps) for the years ended November 30, 2016 and 2015, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$6,233	$6,408	$6,583	$6,759	$6,934	$7,109	$7,284
SYNNEX Infotec	694	701	709	716	723	731	738
Indian subsidiaries	138	146	154	162	170	178	186
Total for the year ended November 30, 2016	$7,065	$7,255	$7,446	$7,637	$7,827	$8,018	$8,208

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$4,924	$4,989	$5,055	$5,122	$5,188	$5,255	$5,320
SYNNEX Canada	285	302	319	336	352	369	386
SYNNEX Infotec	833	843	852	822	870	879	889
Total for the year ended November 30, 2015	$6,042	$6,134	$6,226	$6,280	$6,410	$6,503	$6,595
Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2016 and 2015 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as available-for-sale securities, recorded at fair market value based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of the Minacs business we acquired on August 1, 2016, as discussed in Note 3, “Acquisitions,” to the Consolidated Financial Statements. During the year ended November 30, 2016, the Minacs business contributed approximately $157 million to the Company’s consolidated revenue. As of November 30, 2016, our total assets included approximately $555 million which were specifically attributable to the Minacs business. We have included the financial results of the Minacs business in the consolidated financial statements from the date of acquisition.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2016, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 48 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SYNNEX Corporation:
We have audited the accompanying consolidated balance sheets of SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended November 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended November 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 26, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California
January 26, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SYNNEX Corporation:
We have audited SYNNEX Corporation (the Company) and its subsidiaries’ internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired the Minacs group of companies (collectively, Minacs) on August 1, 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016, Minacs’ internal control over financial reporting associated with total assets of $555 million and total revenue of $157 million included in the consolidated financial statements of the Company as of and for the year ended November 30, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Minacs.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of November 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2016, and our report dated January 26, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Santa Clara, California
January 26, 2017

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)

	November 30, 2016	November 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$380,717	$336,072
Restricted cash	6,265	88,558
Short-term investments	5,109	5,546
Accounts receivable, net	1,756,494	1,759,491
Receivable from related parties	102	114
Inventories	1,741,734	1,328,967
Current deferred tax assets	49,116	40,510
Other current assets	105,572	90,523
Total current assets	4,045,109	3,649,781
Property and equipment, net	312,716	248,627
Goodwill	486,239	298,785
Intangible assets, net	298,550	166,567
Deferred tax assets	14,448	19,849
Other assets	66,201	60,538
Total assets	$5,223,263	$4,444,147
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$363,737	$92,093
Accounts payable	1,683,155	1,445,194
Payable to related parties	30,679	7,661
Accrued compensation and benefits	165,585	135,453
Other accrued liabilities	217,575	218,687
Income taxes payable	17,097	19,069
Total current liabilities	2,477,828	1,918,157
Long-term borrowings	603,229	638,798
Other long-term liabilities	103,217	76,582
Deferred tax liabilities	63,191	10,713
Total liabilities	3,247,465	2,644,250
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,816 and 40,350 shares issued as of November 30, 2016 and 2015, respectively	41	40
Additional paid-in capital	440,713	411,687
Treasury stock, 1,339 and 1,161 shares as of November 30, 2016 and 2015, respectively	(67,262)	(51,287)
Accumulated other comprehensive income (loss)	(93,116)	(55,237)
Retained earnings	1,695,400	1,494,178
Total SYNNEX Corporation stockholders’ equity	1,975,776	1,799,381
Noncontrolling interest	22	516
Total equity	1,975,798	1,799,897
Total liabilities and equity	$5,223,263	$4,444,147

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2016	2015	2014
Revenue:
Products	$12,490,427	$11,936,282	$12,755,264
Services	1,571,410	1,402,115	1,084,326
Total revenue	14,061,837	13,338,397	13,839,590
Cost of revenue:
Products	(11,815,479)	(11,276,819)	(12,075,828)
Services	(963,393)	(869,787)	(664,758)
Gross profit	1,282,965	1,191,791	1,099,004
Selling, general and administrative expenses	(903,369)	(837,239)	(790,497)
Operating income	379,596	354,552	308,507
Interest expense and finance charges, net	(28,993)	(26,296)	(25,187)
Other income (expense), net	5,461	(1,061)	962
Income before income taxes	356,064	327,195	284,282
Provision for income taxes	(121,059)	(118,588)	(104,132)
Net income	235,005	208,607	180,150
Net income attributable to noncontrolling interest	(59)	(82)	(116)
Net income attributable to SYNNEX Corporation	$234,946	$208,525	$180,034
Earnings attributable to SYNNEX Corporation per common share:
Basic	$5.91	$5.28	$4.61
Diluted	$5.88	$5.24	$4.57
Weighted-average common shares outstanding:
Basic	39,321	39,061	38,490
Diluted	39,530	39,352	38,845
Cash dividends declared per share	$0.85	$0.58	$0.13

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2016	2015	2014
Net income	$235,005	$208,607	$180,150
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0, $(87) and $(387) for fiscal years ended November 30, 2016, 2015 and 2014, respectively	(234)	125	280
Change in unrealized gains (losses) of defined benefit plans, net of taxes of $557, $0 and $(159) for fiscal years ended November 30, 2016, 2015 and 2014, respectively	(1,067)	(103)	685
Unrealized losses on cash flow hedges, net of taxes of $540 and $2,250 for fiscal years ended November 30, 2016 and 2015, respectively	(919)	(3,539)	—
Foreign currency translation adjustments, net of taxes of $(952), $3,349 and $1,020 for fiscal years ended November 30, 2016, 2015 and 2014, respectively	(35,634)	(45,097)	(26,781)
Other comprehensive loss	(37,854)	(48,614)	(25,816)
Comprehensive income:	197,151	159,993	154,334
Comprehensive income attributable to noncontrolling interest	(84)	(77)	(96)
Comprehensive income attributable to SYNNEX Corporation	$197,067	$159,916	$154,238

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	SYNNEX Corporation Stockholders							Noncontrolling interest	Total equity
	Common stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income (loss)	Retained earnings
	Shares	Amount		Shares	Amount
Balances, November 30, 2013	38,052	$38	$286,329	842	$(27,450)	$19,168	$1,133,137	$419	$1,411,641
Share-based compensation	—	—	14,076	—	—	—	—	—	14,076
Tax benefits from equity awards	—	—	5,524	—	—	—	—	—	5,524
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	529	1	7,599	81	(5,273)	—	—	—	2,327
Common stock issued for the acquisition of the IBM customer relationship management business	1,266	1	71,105	—	—	—	—	—	71,106
Cash dividends declared	—	—	—	—	—	—	(4,927)	—	(4,927)
Changes in ownership of noncontrolling interests	—	—	(8)	—	—	—	—	(88)	(96)
Other comprehensive loss	—	—	—	—	—	(25,796)	—	(20)	(25,816)
Net income	—	—	—	—	—	—	180,034	116	180,150
Balances, November 30, 2014	39,847	40	384,625	923	(32,723)	(6,628)	1,308,244	427	1,653,985
Share-based compensation	—	—	13,644	—	—	—	—	—	13,644
Tax benefits from equity awards	—	—	7,487	—	—	—	—	—	7,487
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	503	—	5,959	118	(9,828)	—	—	—	(3,869)
Repurchases of common stock	—	—	—	120	(8,736)	—	—	—	(8,736)
Cash dividends declared	—	—	—	—	—	—	(22,591)	—	(22,591)
Changes in ownership of noncontrolling interests	—	—	(28)	—	—	—	—	12	(16)
Other comprehensive loss	—	—	—	—	—	(48,609)	—	(5)	(48,614)
Net income	—	—	—	—	—	—	208,525	82	208,607
Balances, November 30, 2015	40,350	40	411,687	1,161	(51,287)	(55,237)	1,494,178	516	1,799,897
Share-based compensation	—	—	13,971	—	—	—	—	—	13,971
Tax benefits from equity awards	—	—	8,134	—	—	—	—	—	8,134
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	466	1	7,549	91	(9,058)	—	—	—	(1,508)
Repurchases of common stock	—	—	—	87	(6,917)	—	—	—	(6,917)
Cash dividends declared	—	—	—	—	—	—	(33,724)	—	(33,724)
Changes in ownership of noncontrolling interests	—	—	(628)	—	—	—	—	(578)	(1,206)
Other comprehensive income (loss)	—	—	—	—	—	(37,879)	—	25	(37,854)
Net income	—	—	—	—	—	—	234,946	59	235,005
Balances, November 30, 2016	40,816	$41	$440,713	1,339	$(67,262)	$(93,116)	$1,695,400	$22	$1,975,798
The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$235,005	$208,607	$180,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	121,293	103,510	91,699
Share-based compensation	13,971	13,644	14,076
Excess tax benefit from share-based compensation	(8,308)	(7,780)	(5,513)
Deferred income taxes	(7,409)	(5,497)	(25,863)
Unrealized foreign exchange (gains) losses	(3,009)	16,029	—
Others, net	2,890	492	6,581
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable, including from related parties	97,538	293,080	(528,133)
Inventories	(410,162)	40,121	(330,153)
Accounts payable, including to related parties	265,609	(23,482)	206,363
Other assets and liabilities	19,533	4,885	156,021
Net cash provided by (used in) operating activities	326,951	643,609	(234,772)
Cash flows from investing activities:
Purchases of investments	(92,264)	(10,066)	(14,069)
Proceeds from sale and maturity of investments	92,452	11,698	23,004
Acquisition of businesses, net of cash acquired and refunds	(414,801)	37,299	(384,867)
Purchases of property and equipment	(123,233)	(100,106)	(57,377)
(Advances to) repayment by third parties of loans and deposits, net	3,428	(539)	2,836
Changes in restricted cash, net of acquisition of businesses	82,473	(54,435)	(11,178)
Net cash used in investing activities	(451,945)	(116,149)	(441,651)
Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	3,503,516	2,847,261	4,311,359
Repayments of borrowings	(3,285,687)	(3,092,506)	(3,632,603)
Dividends paid	(33,724)	(22,591)	(4,927)
Excess tax benefit from share-based compensation	8,308	7,780	5,513
Increase (decrease) in book overdrafts	(2,499)	(82,236)	27,762
Repurchases of common stock	(6,917)	(8,736)	—
Proceeds from issuance of common stock	7,550	5,959	7,600
Repurchases of common stock for tax withholdings on equity awards	(9,058)	(9,828)	(5,273)
Others, net	(1,337)	(170)	(7,506)
Net cash provided by (used in) financing activities	180,152	(355,067)	701,925
Effect of exchange rate changes on cash and cash equivalents	(10,513)	(16,464)	3,019
Net increase in cash and cash equivalents	44,645	155,929	28,521
Cash and cash equivalents at beginning of year	336,072	180,143	151,622
Cash and cash equivalents at end of year	$380,717	$336,072	$180,143

Supplemental disclosures of cash flow information:
Interest paid	$17,821	$16,319	$15,443
Income taxes paid	$101,953	$140,962	$87,163

Supplemental disclosure of non-cash investing activities:
Fair value of common stock issued for acquisition of business	$—	$—	$71,106
Accrued costs for property and equipment purchases	$2,534	$9,856	$3,563

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
Segment reporting
Operating segments are based on components of the Company that engage in business activity that earns revenue and incurs expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment represents an aggregation of the Technology Solutions United States, Canada and Japan operating segments.
The Technology Solutions segment distributes peripherals, IT systems, including data center servers, system components, software, networking/communications/security equipment, consumer electronics (“CE”) and complementary products to a variety of customers, including value-added resellers, system integrators and retailers. The segment also designs and integrates energy efficient data center servers built specific to the customers’ data center environments.
The Concentrix segment offers a range of global business services focused on process optimization, customer engagement strategy and back-office automation to clients in ten industry verticals. The portfolio of services offered comprises end-to-end process outsourcing services that are delivered through omni-channels including both voice and non-voice.

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
Restricted cash
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements and the issuance of bank guarantees. Immaterial noncurrent amounts caused by restrictions under an acquisition arrangement and the issuance of bank guarantees are included in “Other assets.”
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
For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in earnings in the current period. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.
Derivatives used to minimize foreign exchange risk on assets and liabilities denominated in currencies other than the functional currency of the respective entities are not designated as hedging instruments and are adjusted to fair value through earnings in the current period.
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

Goodwill and intangible assets
The values assigned to intangible assets are based on estimates and judgment regarding expectations for the success and life cycle of products and technologies and length of customer relationships acquired in a business combination. Purchased intangible assets are amortized over the useful lives based on estimates of the use of the economic benefit of the asset or on the straight-line amortization method.
Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination and tests for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of sales and other multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. No goodwill impairment has been identified for any of the years presented.

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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, the compositions and maturities of which are regularly monitored by management. Through November 30, 2016, the Company has not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through November 30, 2016, such losses have been within management’s expectations.
In fiscal year 2016, one customer accounted for 12% of the Company’s consolidated revenue. In fiscal years 2015 and 2014, no customer accounted for 10% or more of the Company’s consolidated revenue. Products purchased from the Company’s largest OEM supplier, HP Inc. (formerly Hewlett-Packard Company) (“HP”), accounted for approximately 17%, 25% and 25% of the consolidated revenue for fiscal years 2016, 2015 and 2014, respectively. Before November 1, 2015, HP included both HP Inc. and Hewlett-Packard Enterprise.
As of both November 30, 2016 and 2015, no customer comprised 10% of the total consolidated accounts receivable balance.
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
Revenue recognition
Products revenue represents revenue from the Company’s Technology Solutions segment and services revenue represents revenue from the Company’s Concentrix segment.
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
Concentrix
The Company recognizes revenue from services contracts when evidence of an arrangement exists, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Customer contract terms can range from less than one year to more than five years. Revenue is reported net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Cost of Revenue
Cost of products revenue represents cost of the Company’s Technology Solutions segment and cost of services revenue represents cost of the Company’s Concentrix segment.
Technology Solutions
Cost of revenue includes the product price paid to OEM suppliers, net of any incentives, rebates, price protection and purchase discounts received from the OEM suppliers. Cost of revenue also consists of provisions for inventory losses and write-downs, shipping and handling costs and royalties due to OEM vendors. In addition, cost of revenue includes the cost of materials, labor and overhead and warranty for design and integration activities.
Concentrix
Recurring direct operating costs for services are recognized as incurred. Cost of services revenue consists primarily of personnel costs. Where a contract requires an up-front investment, which typically includes transition and set-up costs related to systems and processes, these amounts are deferred and amortized on a straight-line basis over the expected period of benefit, not to exceed the fixed term of the contract. The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. This review is done by comparing the estimated minimum remaining undiscounted cash flows of a contract to the unamortized contract costs. If such minimum undiscounted cash flows are not sufficient to recover the unamortized costs, an impairment loss is recognized for the difference between the estimated fair value and the carrying value.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

If a cash flow deficiency remains after reducing the carrying amount of the deferred costs, the Company evaluates any remaining long-lived assets related to that contract for impairment.
Selling, General and Administrative expenses
 Selling, general and administrative expenses are charged to income as incurred. Expenses of promoting and selling products and services are classified as selling expense and include such items as compensation, sales commissions and travel. General and administrative expenses include such items as compensation, cost of warehouse, delivery centers and other non-integration facilities, legal and professional costs, office supplies, non-income taxes, insurance and utility expenses. In addition, selling, general and administrative expenses include other operating items such as allowances for credit losses, depreciation and amortization of non-technology related intangibles.
OEM supplier programs
Funds received from OEM suppliers for volume promotion programs, price protection and product rebates are recorded as adjustments to cost of revenue and/or the carrying value of inventories, as appropriate. Where there is a binding agreement, the Company tracks vendor promotional programs for volume discounts on a program-by-program basis and records them as a reduction to cost of revenue based on a systematic and rational allocation. The Company monitors the balances of vendor receivables on a quarterly basis and adjusts the balances due for differences between expected and actual sales volume. Vendor receivables are generally collected through reductions authorized by the vendor to accounts payable. Funds received for specific marketing and infrastructure reimbursements, net of related costs, are recorded as adjustments to “Selling, general and administrative expenses,” and any excess reimbursement amount is recorded as an adjustment to cost of revenue.
Royalties
The Company’s software product purchases include products licensed from OEM vendors, which are subsequently distributed to resellers. Royalties to OEM vendors are accrued and recorded in cost of revenue when software products are shipped and revenue is recognized.
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
Foreign currency translations
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss).” Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net.”
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
Pension and post-retirement benefits
Defined benefit pension costs are estimated using various actuarial assumptions including discount rates, expected return on plan assets, inflation, mortality rates and compensation increases. The assumptions used are reviewed on an annual basis. The Company records pension expense related to multi-employer plans based on the amount of contributions that are contractually owed during the period.
Earnings per common share
Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating securities. Basic earnings per common share is computed by dividing net income attributable to the Company’s common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per common share also considers the dilutive effect of in-the-money stock options and restricted stock units, calculated using the treasury stock method.
Treasury Stock
Repurchases of shares of common stock are accounted for at cost, which includes brokerage fees, and are included as a component of stockholders’ equity in the Consolidated Balance Sheets.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Cash Flows to conform to current period presentation. These reclassifications had no effect on the cash flows from operating, investing or financing activities as previously reported.
Recently issued accounting pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company plans to adopt this new guidance in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its Consolidated Financial Statements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

In October 2016, the FASB issued new guidance that requires a reporting entity to recognize the tax expense from intra-entity asset transfers of assets other than inventory in the selling entity’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buying entity’s jurisdiction would also be recognized at the time of the transfer. The new guidance will likely impact reporting entities’ effective tax rates. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted using the modified retrospective approach with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company plans to adopt this new guidance in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its Consolidated Financial Statements.
In August 2016, the FASB issued an amendment to the statement of cash flows. It addresses eight specific cash flow issues to clarify the presentation and classification of cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company plans to adopt this new guidance in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its Consolidated Financial Statements.
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
In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company plans to adopt this new guidance in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its Consolidated Financial Statements.
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
In November 2015, the FASB issued a new accounting standard that requires deferred tax liabilities and assets be classified as noncurrent on a company’s balance sheet. The new standard should be applied either prospectively or retrospectively to all periods presented. It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company plans to adopt this new standard in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its Consolidated Financial Statements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Consistent with existing guidance, the new guidance requires an acquirer to disclose the nature and amount of measurement period adjustments. In addition, companies are required to present separately on the face of the income statement or disclose in the notes the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. For public business entities, the new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt this new standard in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its Consolidated Financial Statements.
In July 2015, the FASB issued a new accounting standard that simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company plans to adopt this new standard in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its Consolidated Financial Statements.
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
Recently adopted accounting pronouncements
In March 2016, the FASB issued new guidance, which clarifies that a change in one of the parties to a derivative contract through novation that is part of a hedge accounting relationship does not, by itself, require dedesignation of that relationship, as long as all other hedge accounting criteria continue to be met. The new accounting update was adopted by the Company in

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

fiscal year 2016. The adoption of this new standard did not have any impact on the Company’s Consolidated Financial Statements.
In January 2015, the FASB issued a new accounting standard, which eliminates from U.S. GAAP the concept of extraordinary items. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The new accounting update was adopted by the Company in the first quarter of fiscal 2016. The adoption of this new standard did not have any impact on the Company’s Consolidated Financial Statements.
NOTE 3—ACQUISITIONS:
Fiscal year 2016 acquisition
On August 1, 2016, the Company acquired 100% of the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a preliminary purchase price of $435,635, subject to certain post-closing adjustments. As of November 30, 2016, the Company had paid $435,854 in cash and an amount of $219 was receivable from the sellers.
The acquisition has been included in the Concentrix segment. The Company believes Minacs provides greater scale and strengthens the Company’s position as a top global provider of customer engagement services, enhances domain expertise in Concentrix’s automotive industry vertical and accelerates Marketing Optimization and Internet of Things solutions with Minacs’ proprietary technology.
The acquisition has been accounted for as a business combination. The preliminary purchase price for the acquisition was allocated to net tangible and intangible assets based on their preliminary fair values as of the acquisition date. The excess of the purchase price over the preliminary net assets acquired was recorded as goodwill, and is attributed to the assembled workforce, expanded market opportunities due to domain expertise in the automotive industry vertical and enhanced technology platforms resulting from the acquisition. Goodwill is not deductible for tax purposes.
The preliminary purchase price allocation is based upon a preliminary valuation and the Company’s estimates and assumptions which are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes.
The preliminary purchase price allocation is as follows:

Preliminary purchase price allocation:	Fair Value
Cash and cash equivalents	$20,492
Accounts receivable (Gross accounts receivable: $94,560)	92,875
Other current assets	22,678
Property and equipment	20,276
Goodwill	196,514
Intangible assets	193,400
Other assets	5,945
Borrowings, current	(7,974)
Accounts payable	(1,985)
Accrued compensation and benefits	(26,726)
Other accrued liabilities	(17,110)
Income taxes payable	(698)
Other long-term liabilities	(2,005)
Deferred tax liabilities, noncurrent	(60,047)
Cash consideration paid	$435,635

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$190,000	10 years
Technology	3,400	5 years
Total intangibles acquired	$193,400
Amortization of customer relationships is recorded in “Selling, general and administrative expenses” and amortization of technology is recorded in “Cost of revenue” for “services.”
The Company’s Consolidated Statement of Operations for the year ended November 30, 2016 includes approximately $157,043 of revenue and $3,887 of net income from the Minacs business. The operating results of Minacs are not material for pro forma disclosure. Acquisition-related and integration expenses were $9,187 during the year ended November 30, 2016, and consisted of costs incurred to complete the acquisition-related and integration charges. These charges were recorded in “Selling, general and administrative expenses.”
Fiscal year 2014 acquisition
In fiscal year 2014, the Company acquired the assets of the customer relationship management business of International Business Machines Corporation, a New York corporation (“IBM”). The transaction was completed in phases with the initial closing completed on January 31, 2014, the second phase closing completed on April 30, 2014 and the final closing completed on September 30, 2014 for an aggregate purchase price of $425,690 after adjustments for working capital and other post-closing adjustments. During fiscal years 2016 and 2015, the Company collected amounts towards working capital and other post-closing adjustments from IBM. These amounts are reflected in the Consolidated Statements of Cash Flows under investing activities.
The acquisition has been integrated into the Concentrix segment. It expanded the Company’s service portfolio, delivery capabilities and geographic reach, and brought deep process expertise and managerial talent. As part of the transaction, the Company entered into a multi-year agreement with IBM whereby Concentrix became an IBM strategic business partner for customer relationship management services.
The acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of the respective closing dates. The total purchase price consideration is as follows:

Purchase consideration:	Fair Value
Cash	$352,249
Common stock issued	71,106
Fair value of equity awards assumed	2,335
$425,690
The Company issued 1,266 shares of its common stock, at a fair value of $71,106 based on the closing price of the Company’s common stock on the New York Stock Exchange Composite Transactions Tape as of the date of issuance. Additionally, the Company assumed unvested restricted IBM stock-based awards with an estimated fair value of $11,125 on the respective closing dates. The Company exchanged the acquisition date fair value of the unvested restricted IBM stock awards of employees with the Company’s equity-based awards or cash settled with deferred payouts. The fair value of the replaced IBM awards was based on the market value of the Company’s common stock on the respective closing dates. The fair value of the cash settled awards was based on IBM’s stock price on the acquisition date, adjusted for the exclusion of dividend equivalents. Of the equity awards issued, a portion relating to the pre-combination service period was allocated to the purchase consideration and the remainder of the estimated fair value is being expensed over the remaining service periods on a straight-line basis.
The total purchase price has been allocated between the acquisition of the IBM CRM business and a separate element representing IBM-initiated prepaid compensation plans. Of the total $16,326 prepaid amount, $13,236 was recorded in “Other

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

current assets” and $3,090 in “Other assets” and was expensed to “Selling, general and administrative expenses” over the service period.
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
Acquisition-related and integration expenses were $62,879, of which $1,206, $10,109 and $43,170 were incurred during the years ended November 30, 2016, 2015 and 2014, respectively. These consist of costs incurred to complete the acquisition and retention payments to integrate the business. Substantially all of the acquisition-related and integration expenses were recorded in “Selling, general and administrative expenses.”
The following unaudited pro forma financial information combines the unaudited Consolidated Results of Operations as if the initial closing of the acquisition of the IBM CRM business had occurred on December 1, 2012. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles, interest expense incurred on borrowings to fund the acquisition, stock-based compensation expense, other employee-related payments, the related tax effects of the pro forma adjustments and the issuance of shares as part of the consideration for the acquisition.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The unaudited pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place on December 1, 2012.

	Year Ended
	November 30, 2014	November 30, 2013
Revenue	$14,090,752	$12,107,264
Net income attributable to SYNNEX Corporation	185,505	159,298
Earnings attributable to SYNNEX Corporation per common share:
Basic	$4.73	$4.11
Diluted	$4.69	$3.10
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
The number of authorized shares under the 2013 Stock Incentive Plan will not exceed the sum of 1,696 shares of common stock, plus any shares under the Amended and Restated 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) that are subject to outstanding awards granted to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to 2,750 shares. No participant in the 2013 Stock Incentive Plan may receive option grants or stock appreciation rights, restricted shares or restricted stock units of more than 1,500 shares per calendar year, or more than 2,500 shares in the participant’s first calendar year of service. The option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant.
Under the 2013 Stock Incentive Plan, qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock. Qualified employees and outside directors and consultants are eligible for the grant of non-qualified stock options, stock appreciation rights, restricted stock grants and restricted stock units. The outstanding stock options and restricted stock awards granted to qualified employees generally vest over a five-year period and the stock options have a contractual term of ten years. Stock options granted to qualified non-employee directors vest as to one third of the stock underlying the stock options on the first anniversary date of the grant and the remaining vest monthly over a two-year period starting one month after the first anniversary of the date of grant. Restricted stock granted to qualified non-employee directors vests one fourth on a quarterly basis over a one-year period. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the Company’s common stockholders. Certain restricted stock units could vest subject to the achievement of individual, divisional or company-wide performance goals. The majority of the performance-based restricted stock units vest at the end of three-year requisite service periods, subject to the achievement of company-wide financial performance goals approved by the Compensation Committee.
Unless terminated sooner, the 2013 Stock Incentive Plan will terminate on March 19, 2023.
2003 Stock Incentive Plan
The Company’s 2003 Stock Incentive Plan terminated in March 2013. The number of authorized shares under the 2003 Stock Incentive Plan was 14,120 shares of common stock. The equity awards outstanding under this plan as of November 30, 2016 continue to be governed by their existing terms. The outstanding stock options, restricted stock awards and restricted stock units granted to qualified employees generally vest over a five-year period and the stock options have a contractual term of ten years. Certain restricted stock units could vest subject to the attachment of individual, divisional or Company-wide performance goals. Stock options and restricted stock awards granted to qualified non-employee directors vest over a period ranging from one year to three years. The exercise price of incentive stock option grants was equal to 100% of the fair market value of those shares on the date of the grant. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the Company’s common stockholders.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

2014 Employee Stock Purchase Plan
On January 6, 2014, the Board of Directors approved the adoption of the 2014 Employee Stock Purchase Plan (“2014 ESPP”) to succeed the 2003 ESPP. The 2014 ESPP, as amended, commenced on January 1, 2015 with 750 authorized shares. Under the 2014 ESPP, there are four offering periods of three months each in a calendar year. Eligible employees’ purchase price discount is 5%. The maximum number of shares a participant may purchase is 0.625 during a single accumulation period subject to a maximum purchase limit of $10 in a calendar year. Employees at associate vice president level and above are not eligible to participate in the plan.
2003 Employee Stock Purchase Plan
The Company’s 2003 Employee Stock Purchase Plan (“2003 ESPP”) was terminated in December 2014. A total of 750 shares of common stock were reserved for issuance under the 2003 ESPP. The maximum number of shares a participant could purchase was 1.25 during a single accumulation period subject to a maximum purchase limit of $10 per calendar year.
The per share weighted-average fair value of purchases under the 2003 ESPP and 2014 ESPP, which were computed using the Black-Scholes valuation model, during fiscal years 2016, 2015 and 2014 were $5.55, $5.16 and $4.06, respectively.
Share Repurchase Programs
In June 2011, the Board of Directors authorized a three-year $65,000 share repurchase program. As of the expiration of the program in June 2014, the Company had purchased 361 shares at a total cost of $11,340. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2016, the Company had purchased 207 shares at a total cost of $15,654. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
Dividends
The Company declared cash dividends of $0.85, $0.58 and $0.13 per share, totaling $33,724, $22,591 and $4,927, during the years ended November 30, 2016, 2015 and 2014, respectively. On January 5, 2017, the Company announced a cash dividend of $0.25 per share to stockholders of record as of January 13, 2017, payable on January 27, 2017. Future dividends are subject to declaration by the Board of Directors.
NOTE 5—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
The Company recorded share-based compensation expense in the consolidated statements of operations for fiscal years 2016, 2015 and 2014 as follows:

	Fiscal Years Ended November 30,
	2016	2015	2014
Cost of revenue	$43	$571	$646
Selling, general and administrative expenses	13,980	13,133	13,430
Total share-based compensation	14,023	13,704	14,076
Tax effect on share-based compensation	(4,768)	(4,967)	(5,156)
Net effect on net income	$9,255	$8,737	$8,920

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
The fair value of stock awards is determined based on the stock price at the date of grant. For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period or performance period. For performance-based restricted stock units, the grant-date fair value assumes that the targeted performance goals will be achieved. Over the performance period, the number of awards will be adjusted up or down based on the probability of achievement of performance goals.
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
The following assumptions were used in the Black-Scholes valuation model in fiscal years 2016, 2015 and 2014:

	Fiscal Years Ended November 30,
	2016	2015	2014
Stock option plan:
Expected life (years)	5.8	5.9	5.5
Risk free interest rate	1.43%	1.63%	1.74%
Expected volatility	31.44%	31.78%	33.40%
Dividend yield	0.89%	0.90%	0.80%
Employee stock purchase plan:
Expected life (years)	0.3	0.3	0.3
Risk free interest rate	0.22% - 0.32%	0.00% - 0.03%	0.02%-0.07%
Expected volatility	28.13% - 29.87%	29.68% - 38.63%	28.39% - 37.40%
Dividend yield	0.21% - 0.23%	0.16% - 0.24%	0.00% - 0.02%

A summary of the activities under the Company’s stock incentive plan is set forth below:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price Per Share
Balances, November 30, 2015	1,968	657	$43.50
Restricted stock awards granted	(140)	—	—
Restricted stock units granted	(103)	—	—
Restricted stock cancelled/forfeited	71	—	—
Options granted	(100)	100	$112.08
Options exercised	—	(186)	$27.80
Balances, November 30, 2016	1,696	571	$60.64

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Employee Stock Options
The weighted-average grant-date fair values of the stock options granted during fiscal years 2016, 2015 and 2014 were $32.66, $26.70, and $19.34, respectively. As of November 30, 2016, 571 options were outstanding and expected to vest with a weighted average life of 6.88 years, a weighted average exercise price of $60.64 per option and an aggregate pre-tax intrinsic value of $32,145. As of November 30, 2016, 319 options were vested and exercisable with a weighted average life of 5.43 years, a weighted average exercise price of $39.56 per share and an aggregate pre-tax intrinsic value of $24,709.
The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2016, 2015 and 2014 were as follows:

	Fiscal Years Ended November 30,
	2016	2015	2014
Intrinsic value of options exercised	$11,918	$9,338	$11,500
Cash received from exercise of options	$5,157	$3,984	$5,873
The Company settles employee stock option exercises with newly issued common shares.
As of November 30, 2016, the unamortized share-based compensation expense related to unvested stock options under the 2003 Stock Incentive Plan and 2013 Stock Incentive Plan was $6,633 which will be recognized over an estimated weighted-average amortization period of 3.91 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company’s nonvested restricted stock awards and stock units during the fiscal year 2016 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Nonvested as of November 30, 2015	719	$58.36
Awards granted	140	$109.45
Units granted(1)	103	$86.57
Awards and units vested	(251)	$49.06
Awards and units cancelled/forfeited(2)	(71)	$54.66
Nonvested as of November 30, 2016	640	$79.65

_____________________________________

(1)	For performance-based restricted stock units, the maximum number of shares that can be awarded upon full vesting of the grants is included.

(2)	For performance-based restricted stock units, the difference between maximum awards and the actual number of shares issued upon full vesting is included.
As of November 30, 2016, there was $38,334 of total unamortized share-based compensation expense related to nonvested restricted stock awards and stock units granted under the 2003 Stock Incentive Plan and the 2013 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.78 years.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 6—BALANCE SHEET COMPONENTS:

	As of November 30,
	2016	2015
Accounts receivable, net:
Accounts receivable	$1,820,049	$1,818,123
Less: Allowance for doubtful accounts	(13,564)	(14,417)
Less: Allowance for sales returns	(49,991)	(44,215)
	$1,756,494	$1,759,491

Allowance for doubtful accounts receivables:
Balance at November 30, 2013	$14,010
Additions	6,411
Write-offs and deductions	(3,551)
Balance at November 30, 2014	16,870
Additions	542
Write-offs and deductions	(2,995)
Balance at November 30, 2015	14,417
Additions	1,734
Write-offs and deductions	(2,587)
Balance at November 30, 2016	$13,564

	As of November 30,
	2016	2015
Property and equipment, net:
Land	$23,629	$21,581
Equipment, computers and software	255,400	202,310
Furniture and fixtures	51,767	45,470
Buildings, building improvements and leasehold improvements	219,780	167,893
Construction-in-progress	12,007	11,799
Total property and equipment, gross	562,583	449,053
Less: Accumulated depreciation	(249,867)	(200,426)
	$312,716	$248,627
Depreciation expense for fiscal years 2016, 2015 and 2014, was $65,803, $48,754 and $36,538, respectively.

Goodwill:	Fiscal Year Ended November 30, 2016			Fiscal Year Ended November 30, 2015
	Technology Solutions	Concentrix	Total	Technology Solutions	Concentrix	Total
Balance, beginning of year	$95,947	$202,838	$298,785	$102,911	$211,302	$314,213
Additions/Adjustments from acquisitions (See Note 3-Acquisitions)	—	196,514	196,514	—	(98)	(98)
Foreign exchange translation	465	(9,525)	(9,060)	(6,964)	(8,366)	(15,330)
Balance, end of year	$96,412	$389,827	$486,239	$95,947	$202,838	$298,785

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Intangible assets, net:	As of November 30, 2016			As of November 30, 2015
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$448,008	$(160,033)	$287,975	$277,122	$(120,478)	$156,644
Vendor lists	36,815	(34,793)	2,022	36,815	(33,255)	3,560
Technology	10,900	(3,227)	7,673	7,500	(2,000)	5,500
Other intangible assets	5,827	(4,947)	880	6,598	(5,735)	863
	$501,550	$(203,000)	$298,550	$328,035	$(161,468)	$166,567

Amortization expense for fiscal years 2016, 2015 and 2014, was $55,490, $54,756 and $55,161, respectively. The increase in intangible assets, gross as of November 30, 2016 is due to the Minacs acquisition in the Concentrix segment. See Note 3 - Acquisitions.
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2017	$64,760
2018	51,736
2019	40,051
2020	35,044
2021	29,940
Thereafter	77,019
Total	$298,550

Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), net of taxes, excluding noncontrolling interests were as follows:

	Unrealized gains (losses) on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized losses on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance, beginning of year	$946	$217	$(3,539)	$(52,861)	$(55,237)
Other comprehensive loss	(233)	(1,067)	(919)	(35,660)	(37,879)
Balance, end of year	$713	$(850)	$(4,458)	$(88,521)	$(93,116)
NOTE 7—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of November 30, 2016			As of November 30, 2015
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Held-to-maturity investments	$5,109	$—	$5,109	$5,546	$—	$5,546

Long-term investments in “Other assets:”
Available-for-sale securities	$928	$955	$1,883	$837	$1,073	$1,910
Cost-method investments	3,884	—	3,884	4,555	—	4,555

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
Cash flows from purchases, sales, and maturities of trading, available-for-sale and held-to-maturity securities are classified as cash flows from investing activities and reported gross on a combined basis as these principally represent cash flows from held-to-maturity securities. Cash flows from other categories of investments are not material for the periods presented. Gains on trading investments during any period presented were not material.
NOTE 8—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest rate risk, equity risk and credit risk. The Company’s transactions in most of its foreign operations are primarily denominated in local currency. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity’s functional currency. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset a portion of the risk on expected future cash flows, on net investments in certain foreign subsidiaries and on certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative are recorded in the Consolidated Statements of Operations as “Other income (expense), net” or as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets, as discussed below.
As part of its risk management strategy, the Company uses short-term forward contracts to offset the foreign exchange risk on assets and liabilities denominated in currencies other than the functional currency of the respective entities. These forward-exchange contracts are not designated as hedging instruments. The forward exchange contracts are recorded at fair value in each reporting period and any gains or losses, resulting from the changes in fair value, are recorded in earnings in the period of change.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table summarizes the fair value of the Company’s derivative instruments as of November 30, 2016 and 2015:

	Fair Value as of
Balance Sheet Line Item	November 30, 2016	November 30, 2015
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$1,700	$1,753
Other accrued liabilities	$979	$466
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other current assets	$—	$19
Other current liabilities	$706	$—
Other long-term liabilities	$6,542	$5,808
The notional amounts of the foreign exchange forward contracts that were outstanding as of November 30, 2016 and 2015 were $275,163 and $251,677, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, British Pound, Japanese Yen, the Euro, Brazilian Real, Indian Rupee, Mexican Peso and Philippine Peso, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded a loss of $1,629 in “Other income (expense), net” in fiscal year 2016, and gains of $18,764 and $22,190 in fiscal years 2015 and 2014, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
For fiscal years 2016 and 2015, the Company recorded losses before tax of $1,459 and $5,789, respectively, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. During fiscal years 2016 and 2015, there was no hedge ineffectiveness related to these derivative instruments. In fiscal years 2016 and 2015, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to, occur; nor are there any anticipated in the normal course of business within the next twelve months.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $1,364 each as of November 30, 2016 and $1,168 each as of November 30, 2015.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2016				As of November 30, 2015
	Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$38,066	$38,066	$—	$—	$208,597	$208,597	$—	$—
Restricted cash	8,552	8,552	—	—	88,558	88,558	—	—
Available-for-sale securities	1,883	1,883	—	—	1,910	1,910	—	—
Forward foreign currency exchange contracts	1,700	—	1,700	—	1,753	—	1,753	—
Interest rate swaps	—	—	—	—	19	—	19	—
Liabilities:
Forward foreign currency exchange contracts	$979	$—	$979	$—	$466	$—	$466	$—
Interest rate swaps	7,248	—	7,248	—	5,808	—	5,808	—
Acquisition-related contingent consideration	—	—	—	—	433	—	—	433

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. Restricted cash relates primarily to restrictions under bank guarantees, the Minacs acquisition arrangement and temporary restrictions on lockbox collections under borrowing arrangements. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2016 and November 30, 2015.
The acquisition-related contingent consideration liability represented the future potential earn-out payments relating to an acquisition. The fair value of the contingent consideration liability was based on the Company’s probability assessment of the established profitability measures during the earn-out period ranging from one year to three years from the date of the acquisition. The liability was settled during fiscal year 2016.
The carrying values of held-to-maturity securities, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.
During fiscal years 2016 and 2015, there were no transfers between the fair value measurement category levels.
NOTE 10—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an accounts receivable securitization program to provide additional capital for its operations (the “AR Arrangement”). The AR Arrangement expires on November 1, 2019. Under the terms of the AR Arrangement, the Company’s subsidiary that is a borrower under this facility can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable denominated in United States dollars. The AR Arrangement includes an accordion feature to allow requests for an increase in the lenders’ commitment by an additional $120,000. The effective borrowing cost under the AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of November 30, 2016, $262,900 was outstanding under the AR Arrangement. There were no borrowings outstanding as of November 30, 2015.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Under the terms of the AR Arrangement, the Company and one of the Company’s subsidiaries sell, on a revolving basis, their receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company’s bankruptcy-remote subsidiary as security. Any borrowings under the AR Arrangement are recorded as debt on the Company’s Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements like the AR Arrangement, where some of the loans are funded through one or more lender’s affiliated asset-backed commercial paper programs, a credit rating agency’s downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company’s cost of borrowing or loss of the Company’s financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer the Company an alternative rate. Loss of such financing capacity could have a material adverse effect on the Company’s financial condition and results of operations.
In January 2016, the Company entered into an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of a certain customer and its affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. As of November 30, 2016, accounts receivable sold to and held by the financial institution under this program were $8,988. During the year ended November 30, 2016, discount fees of $968 related to the sale of trade accounts receivable under this facility was included in “Interest expense and finance charges, net” in the Consolidated Statement of Operations.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 17 — Commitments and Contingencies for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2016	2015	2014
Net sales financed	$1,264,117	$1,306,859	$1,363,095
Flooring fees(1)	8,240	8,478	7,981
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of November 30, 2016 and 2015, accounts receivable subject to flooring agreements were $65,099 and $55,333, respectively.
SYNNEX Infotec, the Company’s Japan Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of November 30, 2016 and 2015 were $3,564 and $3,074, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 11—BORROWINGS:
Borrowings consist of the following:

	As of November 30
	2016	2015
SYNNEX AR arrangement (see Note 10 - Accounts Receivable Arrangements)	$262,900	$—
SYNNEX U.S. credit agreement	585,938	617,188
SYNNEX Canada term loan and revolver	4,064	14,449
SYNNEX Infotec credit facility	81,251	96,662
India credit facilities	12,000	—
Other borrowings and capital leases	20,813	2,592
Total borrowings	966,966	730,891
Less: Current portion	(363,737)	(92,093)
Noncurrent portion	$603,229	$638,798
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
Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company’s option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.50% to 2.25%, based on the Company’s consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the U.S. Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which may range from 0.50% to 1.25%, based on the Company’s consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement. The unused revolving credit facility is subject to a commitment fee ranging from 0.20% to 0.35% per annum, based on the Company’s consolidated leverage ratios.
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
As of November 30, 2016 and November 30, 2015, balances outstanding under the term loan component of the U.S. Credit Agreement were $585,938 and $617,188, respectively. There were no borrowings outstanding under the revolving credit facility as of November 30, 2016 and 2015. There were no outstanding standby letters of credit under the U.S. Credit Agreement as of November 30, 2016, and there was $1,500 outstanding as of November 30, 2015.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

SYNNEX Canada revolving line of credit
SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a group of financial institutions (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000 or $74,422, and includes an accordion feature to increase the maximum commitment by an additional CAD25,000, or $18,605, to CAD125,000, or $93,027, at SYNNEX Canada’s request.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. SYNNEX Canada’s obligations under the Canadian Revolving Arrangement are also secured by a pledge over a portion of the equity interests beneficially owned by the Company. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers’ Acceptance rate (“BA”) plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one-month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers’ acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of November 30, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement, and there was $9,728 outstanding as of November 30, 2015. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of both November 30, 2016 and 2015, there were no letters of credit outstanding.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. As of November 30, 2016 and 2015, the balance outstanding on the term loan was $4,064 and $4,721, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $122,313. The credit facility is comprised of a JPY6,000,000, or $52,420, term loan and a JPY8,000,000, or $69,893, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of November 30, 2016 and November 30, 2015, the balances outstanding under the term loan component of the facility were $52,420 and $48,737, respectively. Balances outstanding under the revolving credit facility were $28,831 and $47,925 as of November 30, 2016 and 2015, respectively. The term loan can be repaid at any time prior to expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
India credit facilities
The Company’s Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $14,000. The interest rate under the credit facilities is based on LIBOR plus a margin of 0.90% per annum. The credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. As of November 30, 2016, $12,000 was outstanding under these facilities. As of November 30, 2015, there were no outstanding borrowings under these credit facilities.
Other borrowings and capital leases
As of November 30, 2016 and 2015, the Company recorded $8,694 and $2,592, respectively, on its Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary’s approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations. As of November 30, 2016, the Company had book overdrafts of $3,382. As of November 30, 2015, book overdrafts of $5,840 were included in “Accounts payable.”
The Company also maintains other local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $28,834. Interest rates and other terms of borrowing under these lines of credit

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

vary from country to country, depending on local market conditions. As of November 30, 2016, $8,737 was outstanding under these facilities. As of November 30, 2015, the Company had no borrowing outstanding under these various facilities.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2016 exchange rates.
Future principal payments
Future principal payments under the above loans and capital leases as of November 30, 2016 are as follows:

Fiscal Years Ending November 30,
2017	$363,737
2018	103,213
2019	62,512
2020	437,504
$966,966
Interest expense and finance charges
For fiscal years 2016, 2015 and 2014, the total interest expense and finance charges for the Company’s borrowings were $31,130, $27,935 and $28,022, respectively. The variable interest rates ranged between 0.73% and 4.00%, between 0.57% and 4.50% and between 0.50% and 4.25% in fiscal years 2016, 2015 and 2014, respectively.
Covenant compliance
The Company’s credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2016, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 12—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2016	2015	2014
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$234,946	$208,525	$180,034
Less: net income allocated to participating securities(1)	(2,419)	(2,429)	(2,407)
Net income attributable to SYNNEX Corporation common stockholders	$232,527	$206,096	$177,627
Weighted-average number of common shares - basic	39,321	39,061	38,490
Basic earnings attributable to SYNNEX Corporation per common share	$5.91	$5.28	$4.61

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$234,946	$208,525	$180,034
Less: net income allocated to participating securities(1)	(2,408)	(2,413)	(2,386)
Net income attributable to SYNNEX Corporation common stockholders	$232,538	$206,112	$177,648
Weighted average number of common shares - basic	39,321	39,061	38,490
Effect of dilutive securities:
Stock options and restricted stock units	209	291	355
Weighted-average number of common shares - diluted	39,530	39,352	38,845
Diluted earnings attributable to SYNNEX Corporation per common share	$5.88	$5.24	$4.57

Anti-dilutive shares excluded from diluted earnings per share calculation	11	3	10
____________________________________

(1)	Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 13—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for fiscal years 2016, 2015, and 2014 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2016:
Revenue	$12,490,718	$1,587,736	$(16,617)	$14,061,837
External Revenue	12,490,427	1,571,410		14,061,837
Operating income	315,485	63,877	234	379,596
Depreciation and amortization expense	16,592	104,935	(234)	121,293
Total assets	$4,850,504	$1,627,303	$(1,254,544)	$5,223,263
Fiscal Year ended November 30, 2015:
Revenue	$11,936,660	$1,416,670	$(14,933)	$13,338,397
External Revenue	11,936,282	1,402,115		13,338,397
Operating income	302,950	51,127	475	354,552
Depreciation and amortization expense	15,105	88,881	(476)	103,510
Total assets	$4,149,080	$1,057,880	$(762,813)	$4,444,147
Fiscal Year ended November 30, 2014:
Revenue	$12,755,514	$1,096,214	$(12,138)	$13,839,590
External Revenue	12,755,264	1,084,326		13,839,590
Operating income	305,499	2,455	553	308,507
Depreciation and amortization expense	14,354	77,821	(476)	91,699
Total assets	$4,422,841	$938,450	$(648,249)	$4,713,042
Inter-segment elimination represents services and transactions generated between the Company’s reportable segments that are eliminated on consolidation.
Geographic information
Shown below is summarized financial information related to the geographic areas in which the Company operated during fiscal years 2016, 2015 and 2014. The revenue attributable to countries is based on the geography of the entities from where products are delivered or from where customer service contracts are managed.

	Fiscal Years Ended November 30,
	2016	2015	2014
Revenue:
United States	$10,316,259	$9,869,789	$9,992,000
Canada	1,522,527	1,429,774	1,610,387
Others	2,223,051	2,038,834	2,237,203
Total	$14,061,837	$13,338,397	$13,839,590

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2016	2015
Property and equipment, net:
United States	$129,633	$118,766
India	41,285	23,056
Philippines	36,219	28,503
Others	105,579	78,302
Total	$312,716	$248,627
During the fiscal years ended November 30, 2016, 2015 and 2014, no other country represented more than 10% of total revenue. As of both November 30, 2016 and 2015, no other country represented more than 10% of the total net property and equipment.
NOTE 14—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company’s primary investor through its affiliates. As of November 30, 2016 and 2015, MiTAC Holdings and its affiliates beneficially owned approximately 24% and 25%, respectively, of the Company’s outstanding common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 24% of the Company’s outstanding common stock as of November 30, 2016. These shares are owned by the following entities:

As of November 30, 2016
MiTAC Holdings(1)	5,449
Synnex Technology International Corp.(2)	4,209
Total	9,658
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 374 shares directly held by Matthew Miau and 218 shares indirectly held by Mathew Miau through a charitable remainder trust.

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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $170,053, $87,149, and $102,800 during fiscal years ended November 30, 2016, 2015 and 2014, respectively. The Company’s sales to MiTAC Holdings and its affiliates during fiscal years ended November 30, 2016, 2015, and 2014 totaled $1,809, $1,290 and $4,058, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $216, $126 and $111 during fiscal years ended November 30, 2016, 2015 and 2014, respectively.
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
NOTE 15—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible current, retired and resigned employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement in certain foreign subsidiaries. Net pension costs were $3,879, $3,897 and $3,349 in fiscal years 2016, 2015 and 2014, respectively. The Company contributed $2,721, $2,090, $2,624 during fiscal years 2016, 2015 and 2014, respectively. As of November 30, 2016 and 2015, those plans were unfunded by $16,113 and $12,742, respectively.
Employees of SYNNEX Infotec were also covered by a multi-employer plan. The Company recognized expense for this plan based on scheduled employer contributions. Consistent with generally accepted accounting principles that address participation in multi-employer plans, the Company did not recognize related plan assets or liabilities in its financial statements. During fiscal year 2015, the Company withdrew from the multi-employer plan and set up a defined contribution plan to replace the existing plan. During the year ended November 30, 2015, the company recorded $2,277 toward its funding obligations under this new plan. The Company’s contributions to the multi-employer plan during fiscal years 2015 and 2014 were $525 and $1,705, respectively.
The Company has 401(k) plans under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. During fiscal years 2016, 2015 and 2014, the Company contributed $3,699, $3,194 and $2,231, respectively.
The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of November 30, 2016 and 2015, the deferred compensation liability balance was $7,468 and $8,100, respectively.
NOTE 16—INCOME TAXES:
The sources of income before the provision for income taxes and non-controlling interest are as follows:

	Fiscal Years Ended November 30,
	2016	2015	2014
United States	$185,936	$197,406	$198,687
Foreign	170,128	129,789	85,595
	$356,064	$327,195	$284,282

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2016	2015	2014
Current tax provision:
Federal	$68,309	$65,101	$81,927
State	8,241	15,179	15,020
Foreign	51,918	43,805	33,048
	$128,468	$124,085	$129,995
Deferred tax provision (benefit):
Federal	$3,383	$(3,536)	$(13,847)
State	(1,608)	(173)	(2,606)
Foreign	(9,184)	(1,788)	(9,410)
	$(7,409)	$(5,497)	$(25,863)

Total tax provision	$121,059	$118,588	$104,132
The following presents the breakdown of current and noncurrent net deferred tax assets (liabilities):

	As of November 30,
	2016	2015
Deferred tax assets - current	$49,116	$40,510
Deferred tax assets - noncurrent	14,448	19,849
Deferred tax liabilities - current	(448)	(1,667)
Deferred tax liabilities - noncurrent	(63,191)	(10,713)
Total net deferred tax assets (liabilities)	$(75)	$47,979

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Net deferred tax assets and liabilities consist of the following:

	As of November 30,
	2016	2015
Assets:
Inventory reserves	$10,804	$9,829
Allowance for doubtful accounts and sales return reserves	10,444	8,040
Other reserves and accruals	21,950	21,340
State tax credits	5,345	3,798
Deferred and prepaid compensation	10,569	9,321
Net operating losses	19,243	17,580
Deferred revenue	4,255	72
Share-based compensation expense	6,558	6,290
Unrealized losses on cash flow hedges	2,920	2,250
Others	1,529	3,473
Gross deferred tax assets	93,617	81,993
Valuation allowance	(21,176)	(16,891)
Total deferred tax assets	$72,441	$65,102
Liabilities:
Depreciation and amortization	$(6,231)	$(5,374)
Intangible assets	(66,285)	(11,131)
Others	—	(618)
Total deferred tax liabilities	$(72,516)	$(17,123)
Net deferred tax assets (liabilities)	$(75)	$47,979
The valuation allowance relates primarily to certain foreign net operating loss carry forward, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.
A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.3	2.5	2.8
Foreign taxes	(4.7)	(1.3)	(2.2)
Others	1.4	—	1.0
Effective income tax rate	34.0%	36.2%	36.6%
The Company’s United States business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested outside of the United States. Accordingly, the Company has not provisioned United States taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested. The Company estimates that its total undistributed earnings upon which it has not provided deferred tax is approximately $491,611 as of November 30, 2016. It is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.
As of November 30, 2016, the Company had net operating loss carry forward of approximately $14,441 and $11,173 for federal and state purposes, respectively. The federal net operating loss carry forward will start expiring in fiscal year ending November 30, 2021, if not used and the state net operating loss carry forward will start expiring in fiscal year ending November 30, 2017, if not used. The Company also had $48,615 of foreign net operating loss carry forward, primarily from SYNNEX Infotec Japan and Concentrix entities that will also start expiring in fiscal year ending November 30, 2018, if not used. In

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

addition, the Company has $1,490 of various state income tax credit carry forwards that if not used, will begin expiring in fiscal year ending November 30, 2020.
The Company enjoys tax holidays in certain jurisdictions including China, Costa Rica, India, Nicaragua and Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Some of these tax holidays are in effect currently and some have expired in 2016. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2016, 2015, and 2014 were approximately $0.07 to $0.08, $0.03 to $0.04 and $0.02 to $0.03 respectively.
The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2016, 2015, and 2014 were as follows:

Balance as of November 30, 2013	$21,857
Additions based on tax positions related to the current year	3,943
Additions for tax positions of prior years	118
Reductions for tax positions of prior years	(3,609)
Lapse of statute of limitations	(400)
Changes due to translation of foreign currencies	(35)
Balance as of November 30, 2014	21,874
Additions based on tax positions related to the current year	3,485
Additions for tax positions of prior years	923
Lapse of statute of limitations	(3,441)
Changes due to translation of foreign currencies	(26)
Balance as of November 30, 2015	22,815
Additions based on tax positions related to the current year	6,727
Additions for tax positions of prior years	5,613
Lapse of statute of limitations	(2,241)
Changes due to translation of foreign currencies	(140)
Balance as of November 30, 2016	$32,774

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the United States, the Company is subject to examination and audits by tax authorities for tax years after fiscal year ended 2009. The Company has ongoing tax audits in various jurisdictions. The Company is unable to estimate the outcome of the audits. The Company is currently under appeal for our Federal income tax returns for fiscal years ended 2009 and 2010. As of November 30, 2016, the Company is unable to estimate the range of any possible adjustments due to uncertainty in the timing of the resolution of the appeal. Although timing of the resolution of audits and/or appeals are highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2016 will not materially change in the next twelve months.
As of November 30, 2016, the total uncertain tax position is $32,774, of which $32,010 of the unrecognized tax benefits, net of federal benefit would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2016 and 2015, the Company had accrued $4,461 and $2,992, respectively, in income taxes payable related to accrued interest.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2027. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of November 30, 2016 were as follows:

Fiscal Years Ending November 30,
2017	$81,395
2018	71,601
2019	62,746
2020	51,319
2021	30,612
thereafter	77,292
Total minimum lease payments	$374,965

Rent expense for the years ended November 30, 2016, 2015 and 2014 amounted to $105,350, $93,505 and $62,286, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of November 30, 2016 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 10—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2016 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2016. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal Year 2016 Three Months Ended				Fiscal Year 2015 Three Months Ended
Statements of Operations Data: (currency and share amounts in thousands except per share amounts)	Feb. 29, 2016	May 31, 2016	Aug. 31, 2016	Nov. 30, 2016	Feb. 28, 2015	May 31, 2015	Aug. 31, 2015	Nov. 30, 2015
Revenue:
Products	$2,784,837	$3,047,638	$3,267,287	$3,390,665	$2,864,131	$2,915,500	$2,976,901	$3,179,750
Services	340,785	331,861	402,527	496,237	338,327	338,285	355,636	369,867
Total revenue	3,125,622	3,379,499	3,669,814	3,886,902	3,202,458	3,253,785	3,332,537	3,549,617
Cost of revenue:
Products	(2,631,130)	(2,880,859)	(3,096,529)	(3,206,961)	(2,704,139)	(2,743,872)	(2,816,516)	(3,012,292)
Services	(210,300)	(204,610)	(247,328)	(301,155)	(210,101)	(209,854)	(225,243)	(224,589)
Gross profit	284,192	294,030	325,957	378,786	288,218	300,059	290,778	312,736
Selling, general and administrative expenses	(208,566)	(218,724)	(227,935)	(248,144)	(209,271)	(210,698)	(209,499)	(207,771)
Operating income	75,626	75,306	98,022	130,642	78,947	89,361	81,279	104,965
Interest expense and finance charges, net	(6,216)	(6,512)	(7,517)	(8,748)	(6,441)	(5,815)	(6,794)	(7,246)
Other income (expense), net	4,034	949	(378)	856	67	(1,584)	(150)	606
Income before income taxes	73,444	69,743	90,127	122,750	72,573	81,962	74,335	98,325
Provision for income taxes	(26,807)	(25,386)	(31,426)	(37,440)	(26,271)	(30,052)	(26,164)	(36,101)
Net income	46,637	44,357	58,701	85,310	46,302	51,910	48,171	62,224
Net (income) loss attributable to noncontrolling interest	(75)	5	3	8	21	(36)	—	(67)
Net income attributable to SYNNEX Corporation	$46,562	$44,362	$58,704	$85,318	$46,323	$51,874	$48,171	$62,157
Earnings attributable to SYNNEX Corporation per common share:
Basic	$1.17	$1.12	$1.48	$2.14	$1.17	$1.31	$1.22	$1.57
Diluted	$1.17	$1.11	$1.47	$2.13	$1.16	$1.30	$1.21	$1.56
Weighted-average common shares outstanding - basic	39,224	39,283	39,346	39,431	38,968	39,054	39,082	39,134
Weighted-average common shares outstanding - diluted	39,462	39,477	39,534	39,647	39,303	39,343	39,328	39,431
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.25	$0.13	$0.13	$0.13	$0.20
EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average of shares outstanding during the fiscal year. The sum of EPS for each of the four quarters may not equal EPS for the fiscal year.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2016, 2015 and 2014
(in thousands)

	Balances at Beginning of Fiscal Year	Additions/Deductions Charged to Revenue and Expense, net	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2014
Allowance for sales returns-gross	$74,716	$(18,528)	$(879)	$55,309
Allowance for deferred tax assets	7,340	(74)	(165)	7,101
Fiscal Year Ended November 30, 2015
Allowance for sales returns-gross	$55,309	$(11,696)	$602	$44,215
Allowance for deferred tax assets	7,101	10,476	(686)	16,891
Fiscal Year Ended November 30, 2016
Allowance for sales returns-gross	$44,215	$5,761	$15	$49,991
Allowance for deferred tax assets	16,891	4,651	(366)	21,176

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders to be held on March 21, 2017 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial and accounting officer, our controllers and persons performing similar functions. This code of ethics, called a Code of Ethical Business Conduct, is available free of charge on our public website (www.synnex.com) on the investor relations webpage. Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.
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
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders	571,257	(1)	$60.64	2,405,797	(2)(3)
___________________________________________

(1)
Includes the number of shares to be issued under our 2003 Stock Incentive Plan and 2013 Stock Incentive Plan. Please see Note 4 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the plans.

(2)
Includes the number of shares reserved for issuance under our 2013 Stock Incentive Plan. The number of shares authorized for issuance under our 2013 Stock Incentive Plan will not exceed the sum of (1) 1,696,409 shares of common stock plus (2) any shares under the 2003 Stock Incentive Plan that are subject to outstanding awards to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to a maximum of 2,750,000 shares. Please see Note 4 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2013 Stock Incentive Plan.

(3)
Includes 710,502 shares available-for-sale pursuant to our 2014 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. Please see Note 4-Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2014 Employee Stock Purchase Plan.

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

10.46
Third Amendment to Credit Agreement, dated as of January 12, 2016, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2016).

10.47
Sixth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sane and Servicing Agreement, dated as of January 12, 2016, by and among SIT Funding Corporation, SYNNEX Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016).

10.48†
Seventh Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sane and Servicing Agreement, dated as of November 3, 2016, by and among SIT Funding Corporation, SYNNEX Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016).

10.49
Twelfth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of March 16, 2016, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016).

10.50
Thirteenth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of June 1, 2016, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016).

10.51
Amendment Agreement, dated August 26, 2016, by and among SYNNEX Infotec Corporation, SYNNEX Corporation, the financial institutions party thereto, and The Bank of Tokyo-Mitsubishi, UFJ, Ltd, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016).

10.52#
Amendment to Offer Letter, dated as of September 26, 2016, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

10.53#	Amendment No. 3 to SYNNEX Corporation 2013 Stock Incentive Plan.

Exhibit Number	Description of Document
21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 95 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: January 26, 2017

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

Name	Title	Date
/s/ Kevin M. Murai	President and Chief Executive Officer (Principal Executive Officer) and Director	January 26, 2017
Kevin M. Murai

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 26, 2017
Marshall W. Witt

/s/ Dwight A. Steffensen	Chairman of the Board	January 26, 2017
Dwight A. Steffensen

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 26, 2017
Matthew F.C. Miau

/s/ Fred A. Breidenbach	Director	January 26, 2017
Fred A. Breidenbach

/s/ Hau Lee	Director	January 26, 2017
Hau Lee

/s/ Dennis Polk	Director	January 26, 2017
Dennis Polk

/s/ Gregory L. Quesnel	Director	January 26, 2017
Gregory L. Quesnel

/s/ Thomas S. Wurster	Director	January 26, 2017
Thomas S. Wurster

/s/ Duane E. Zitzner	Director	January 26, 2017
Duane E. Zitzner

/s/ Andrea M. Zulberti	Director	January 26, 2017
Andrea M. Zulberti

EXHIBIT INDEX

Exhibit Number	Description of Document
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

10.46
Third Amendment to Credit Agreement, dated as of January 12, 2016, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2016).

Exhibit Number	Description of Document
10.47
Sixth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sane and Servicing Agreement, dated as of January 12, 2016, by and among SIT Funding Corporation, SYNNEX Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016).

10.48†
Seventh Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sane and Servicing Agreement, dated as of November 3, 2016, by and among SIT Funding Corporation, SYNNEX Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016).

10.49
Twelfth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of March 16, 2016, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016).

10.50
Thirteenth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of June 1, 2016, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016).

10.51
Amendment Agreement, dated August 26, 2016, by and among SYNNEX Infotec Corporation, SYNNEX Corporation, the financial institutions party thereto, and The Bank of Tokyo-Mitsubishi, UFJ, Ltd, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016).

10.52#
Amendment to Offer Letter, dated as of September 26, 2016, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

10.53#	Amendment No. 3 to SYNNEX Corporation 2013 Stock Incentive Plan.

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 95 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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