Form 10-Q
period 2017-02-28
SYNNEX CORP
filed 2017-04-04
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 28, 2017
Common Stock, $0.001 par value	39,914,501

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	February 28, 2017	November 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$210,147	$380,717
Restricted cash	3,300	6,265
Short-term investments	5,234	5,109
Accounts receivable, net	1,724,774	1,756,494
Receivable from related parties	168	102
Inventories	1,853,901	1,741,734
Other current assets	99,472	104,609
Total current assets	3,896,996	3,995,030
Property and equipment, net	315,316	312,716
Goodwill	488,941	486,239
Intangible assets, net	280,888	298,550
Deferred tax assets	59,042	58,564
Other assets	66,585	64,182
Total assets	$5,107,768	$5,215,281
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$418,852	$362,889
Accounts payable	1,486,263	1,683,155
Payable to related parties	15,879	30,679
Accrued compensation and benefits	128,289	165,585
Other accrued liabilities	245,838	217,127
Income taxes payable	20,878	17,097
Total current liabilities	2,315,999	2,476,532
Long-term borrowings	590,399	601,095
Other long-term liabilities	104,035	103,217
Deferred tax liabilities	59,116	58,639
Total liabilities	3,069,549	3,239,483
Commitments and contingencies (Note 16)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,884 and 40,816 shares issued as of February 28, 2017 and November 30, 2016, respectively	41	41
Additional paid-in capital	447,435	440,713
Treasury stock, 1,365 and 1,339 shares as of February 28, 2017 and November 30, 2016, respectively	(70,295)	(67,262)
Accumulated other comprehensive income (loss)	(86,217)	(93,116)
Retained earnings	1,747,255	1,695,400
Total SYNNEX Corporation stockholders’ equity	2,038,219	1,975,776
Noncontrolling interest	—	22
Total equity	2,038,219	1,975,798
Total liabilities and equity	$5,107,768	$5,215,281
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenue:
Products	$3,046,621	$2,784,837
Services	474,248	340,785
Total revenue	3,520,869	3,125,622
Cost of revenue:
Products	(2,880,553)	(2,631,130)
Services	(298,533)	(210,300)
Gross profit	341,783	284,192
Selling, general and administrative expenses	(240,024)	(208,566)
Operating income	101,759	75,626
Interest expense and finance charges, net	(8,182)	(6,216)
Other income (expense), net	(323)	4,034
Income before income taxes	93,254	73,444
Provision for income taxes	(31,465)	(26,807)
Net income	61,789	46,637
Net income attributable to noncontrolling interest	—	(75)
Net income attributable to SYNNEX Corporation	$61,789	$46,562
Earnings attributable to SYNNEX Corporation per common share:
Basic	$1.55	$1.17
Diluted	$1.54	$1.17
Weighted-average common shares outstanding:
Basic	39,494	39,224
Diluted	39,705	39,462
Cash dividends declared per share	$0.25	$0.20

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Net income	$61,789	$46,637
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for both the three months ended February 28, 2017 and February 29, 2016	163	(378)
Change in unrealized losses of defined benefit plans, net of taxes of $0 for both the three months ended February 28, 2017 and February 29, 2016	(69)	(666)
Unrealized gains (losses) on cash flow hedges, net of taxes of $(737) and $3,225 for the three months ended February 28, 2017 and February 29, 2016, respectively	1,180	(5,065)
Foreign currency translation adjustments, net of taxes of $(122) and $238 for the three months ended February 28, 2017 and February 29, 2016, respectively	5,625	(11,318)
Other comprehensive income (loss)	6,899	(17,427)
Comprehensive income:	68,688	29,210
Comprehensive income attributable to noncontrolling interest	—	(91)
Comprehensive income attributable to SYNNEX Corporation	$68,688	$29,119

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$61,789	$46,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,947	26,178
Share-based compensation	4,289	3,467
Excess tax benefit from share-based compensation	(1,411)	(2,742)
Deferred income taxes	(1,652)	(5,494)
Unrealized foreign exchange gains	(1,697)	(1,422)
Others, net	2,361	860
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable, including from related parties	36,698	278,606
Inventories	(109,058)	59,379
Accounts payable, including to related parties	(214,022)	(239,963)
Other assets and liabilities	1,126	(22,163)
Net cash (used in) provided by operating activities	(185,630)	143,343
Cash flows from investing activities:
Purchases of investments	(2,886)	(4,394)
Proceeds from sale and maturity of investments	1,962	4,719
Purchases of property and equipment	(21,646)	(35,859)
Others, net	517	1,253
Net cash used in investing activities	(22,053)	(34,281)
Cash flows from financing activities:
Proceeds from borrowings	1,943,889	306,733
Repayments of borrowings	(1,900,275)	(342,350)
Dividends paid	(9,934)	(7,967)
Excess tax benefit from share-based compensation	1,411	2,742
Decrease in book overdrafts	(637)	(4,240)
Repurchases of common stock	—	(4,943)
Proceeds from issuance of common stock	937	1,662
Repurchases of common stock for tax withholdings on equity awards	(3,033)	(2,620)
Others, net	—	(137)
Net cash provided by (used in) financing activities	32,358	(51,120)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,797	160
Net (decrease) increase in cash, cash equivalents and restricted cash	(173,528)	58,102
Cash, cash equivalents and restricted cash at beginning of period	387,167	424,630
Cash, cash equivalents and restricted cash at end of period	$213,639	$482,732

Supplemental disclosure of non-cash investing activities
Accrued costs for property and equipment purchases	$1,221	$5,270

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2017 and February 29, 2016
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
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2017 and for the three months ended February 28, 2017 and February 29, 2016 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2016 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016.
The results of operations for the three months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2017, or any future period, and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company's significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016. During the three months ended February 28, 2017, the Company adopted certain new accounting pronouncements which are discussed below.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing and the compositions and maturities of which are regularly monitored by management. Through February 28, 2017, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 28, 2017, such losses have been within management’s expectations.
One customer accounted for 17% of the Company's consolidated revenue during the three months ended February 28, 2017. During the three months ended February 29, 2016, no customer accounted for 10% or more of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 14% and 18% of total revenue for the three months ended February 28, 2017 and February 29, 2016, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of February 28, 2017, one customer comprised 14% of the total consolidated accounts receivable balance. As of November 30, 2016, no customer comprised 10% or more of the total consolidated accounts receivable balance.
Inventories
Inventories as of November 30, 2016 were stated at the lower of cost or market. Commencing December 1, 2016, inventories are stated at the lower of cost or net realizable value. Cost is computed based on the weighted-average method. Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s systems design and integration business, and completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and the notes thereto to conform to current period presentation, primarily pursuant to the adoption of new accounting pronouncements. The impact of reclassifications pursuant to adoption of new guidance is provided below under “Recently adopted accounting pronouncements.” Other reclassifications in the Consolidated Statements of Cash Flows had no effect on cash flows from operating, investing or financing activities as previously reported.
Recently issued accounting pronouncements
In June 2016, the Financial Accounting Standard Board (the “FASB”) issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.
In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. Had the Company adopted this guidance during the three months ended February 28, 2017, income tax expense and cash used in operating activities would be lower by $1,411 and net income would be higher by approximately the same amount. The tax impact is included in additional paid-in capital for the three months ended February 28, 2017.
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
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB amended this accounting standard and postponed the implementation date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application for fiscal years, and interim periods within those years, beginning after December 15, 2016 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2019. The Company has established an implementation team and engaged external advisers to assess the Company’s business and contracts. The Company is in the process of evaluating the impact of several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods and services transfers to the Company’s customers.
Recently adopted Accounting Pronouncements
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not exceeding the carrying amount of goodwill. In addition, income tax effects from any tax deductible goodwill shall also be considered in measuring goodwill impairment loss, if applicable. The guidance is effective for annual and interim periods beginning after December 15, 2019 and should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company adopted the guidance prospectively effective for its fiscal quarter ended February 28, 2017. The adoption had no impact on the Company's Consolidated Financial Statements.
In November 2016, the FASB issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this new guidance in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's cash flow statement for the three months ended February 28, 2017. For the three months ended February 29, 2016, cash flows from investing activities decreased by $53,415.
In October 2016, the FASB issued new guidance that requires a reporting entity to recognize the tax expense from intra-entity asset transfers of assets other than inventory in the selling entity’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buying entity’s jurisdiction would also be recognized at the time of the transfer. The Company adopted this new guidance in the first quarter of fiscal year 2017 using the modified retrospective approach. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
In August 2016, the FASB issued an amendment to the statement of cash flows. It addresses eight specific cash flow issues to clarify the presentation and classification of cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The Company adopted this new standard in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's cash flows from operating, investing or financing activities.
In November 2015, the FASB issued a new accounting standard that requires deferred tax liabilities and assets be classified as noncurrent on a company’s balance sheet. The Company adopted this new standard in the first quarter of fiscal year 2017, with retrospective effect. Although the adoption did not materially impact the company's consolidated financial position or results of operations, it resulted in a reclassification of $44,116 of deferred tax assets from current to noncurrent and a reclassification of $448 of other accrued liabilities related to current deferred tax liabilities to noncurrent deferred tax liabilities at November 30, 2016. In addition, the Company recorded an offset of $5,000 of current deferred tax assets against

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

deferred tax liabilities, noncurrent as of November 30, 2016 in order to present a single noncurrent deferred tax balance by tax jurisdiction.
In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Consistent with existing guidance, the new guidance requires an acquirer to disclose the nature and amount of measurement period adjustments. In addition, companies are required to present separately on the face of the income statement or disclose in the notes the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this new standard in the first quarter of fiscal year 2017 prospectively. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
In July 2015, the FASB issued a new accounting standard that simplifies the subsequent measurement of inventory. It replaces the lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this new standard in the first quarter of fiscal year 2017 prospectively. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued new guidance to customers about whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this new standard in the first quarter of fiscal year 2017 prospectively. The adoption had no impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued a new accounting standard that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. In August 2015, the FASB clarified that for a line-of-credit arrangement, a company can continue to defer and present the debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this new standard in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 3—ACQUISITION:
In August 2016, the Company acquired 100% of the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a preliminary purchase price of $435,635, subject to certain post-closing adjustments. The Company recorded certain immaterial measurement period adjustments during the three months ended February 28, 2017. Acquisition-related and integration expenses were $9,798, of which $611 was incurred during the three months ended February 28, 2017. These charges were recorded in “Selling, general and administrative expenses.”
As of February 28, 2017, the Company had paid $435,854 in cash. In March 2017, the Company received a refund related to certain post-closing adjustments, which reduces the above-mentioned purchase price by $6,500 with a corresponding reduction to goodwill.

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
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during each of the three months ended February 28, 2017 and February 29, 2016, and the grant-date fair value of the awards:

	Three Months Ended
	February 28, 2017		February 29, 2016
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	1	$134	3	$231
Restricted stock units	29	3,416	34	2,754
	30	$3,550	37	$2,985
The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three months ended February 28, 2017 and February 29, 2016 as follows:

	Three Months Ended
	February 28, 2017	February 29, 2016
Cost of revenue	$3	$114
Selling, general and administrative expenses	4,313	3,349
Total share-based compensation	4,316	3,463
Tax effect on share-based compensation	(1,456)	(1,264)
Net effect on net income	$2,860	$2,199

NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	February 28, 2017	November 30, 2016
Cash and cash equivalents	$210,147	$380,717
Restricted cash	3,300	6,265
Restricted cash included in Other assets	192	185
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$213,639	$387,167
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements and the issuance of bank guarantees.

	As of
	February 28, 2017	November 30, 2016
Accounts receivable, net:
Accounts receivable	$1,777,334	$1,820,049
Less: Allowance for doubtful accounts	(15,407)	(13,564)
Less: Allowance for sales returns	(37,153)	(49,991)
	$1,724,774	$1,756,494

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	February 28, 2017	November 30, 2016
Property and equipment, net:
Land	$23,671	$23,629
Equipment, computers and software	265,984	255,400
Furniture and fixtures	53,264	51,767
Buildings, building improvements and leasehold improvements	224,234	219,780
Construction-in-progress	20,241	12,007
Total property and equipment, gross	587,394	562,583
Less: Accumulated depreciation	(272,078)	(249,867)
	$315,316	$312,716
Depreciation expense for the three months ended February 28, 2017 and February 29, 2016 was $19,460 and $14,474, respectively.

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2016	$96,412	$389,827	$486,239
Adjustments from acquisition (See Note 3-Acquisition)	—	189	189
Foreign exchange translation	577	1,936	2,513
Balance as of February 28, 2017	$96,989	$391,952	$488,941

	As of February 28, 2017			As of November 30, 2016
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$447,758	$(176,535)	$271,223	$448,008	$(160,033)	$287,975
Vendor lists	36,815	(35,177)	1,638	36,815	(34,793)	2,022
Technology	10,900	(3,647)	7,253	10,900	(3,227)	7,673
Other intangible assets	5,872	(5,098)	774	5,827	(4,947)	880
	$501,345	$(220,457)	$280,888	$501,550	$(203,000)	$298,550

Amortization expense was $16,487 and $11,704 for the three months ended February 28, 2017 and February 29, 2016, respectively.
Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2017 (remaining nine months)	$48,072
2018	51,521
2019	39,884
2020	34,898
2021	29,815
thereafter	76,698
Total	$280,888

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, attributable to SYNNEX Corporation were as follows:

	Unrealized gains (losses) on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2016	$713	$(850)	$(4,458)	$(88,521)	$(93,116)
Other comprehensive gain (loss)	163	(69)	1,180	5,625	6,899
Balance as of February 28, 2017	$876	$(919)	$(3,278)	$(82,896)	$(86,217)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	February 28, 2017			November 30, 2016
	Cost Basis	Unrealized Gains	Carrying Value	Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Held-to-maturity investments	$5,234	$—	$5,234	$5,109	$—	$5,109

Long-term investments in other assets:
Available-for-sale securities	$947	$1,132	$2,079	$928	$955	$1,883
Held-to-maturity investments	3,045	—	3,045	2,102	—	2,102
Cost-method investments	3,867	—	3,867	3,884	—	3,884

Short-term held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Long-term held-to-maturity investments consist of foreign government bonds purchased pursuant to local regulations, maturing in fiscal year 2023, and term deposits with maturities less than one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term cost-method investments consist of investments in equity securities of private entities.
Available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method investments, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on an internal valuation of the investees. The carrying values of long-term held-to-maturity investment in foreign government bonds of $1,232 as of February 28, 2017 approximate their fair value and unamortized cost due to the short period from their purchase in January 2017.
Cash flows from purchases, sales, and maturities of available-for-sale and held-to-maturity securities are classified as cash flows from investing activities and reported gross on a combined basis as these principally represent cash flows from held-to-maturity securities.

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest rate risk, equity risk and credit risk. The Company’s transactions in most of its foreign operations are primarily denominated in local currency. The

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
The following table summarizes the fair value of the Company’s derivative instruments as of February 28, 2017 and November 30, 2016:

	Fair Value as of
Balance Sheet Line Item	February 28, 2017	November 30, 2016
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$901	$1,700
Other accrued liabilities	1,188	979
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other accrued liabilities	$257	$706
Other long-term liabilities	5,075	6,542
The notional amounts of the foreign exchange forward contracts that were outstanding as of February 28, 2017 and November 30, 2016 were $241,493 and $275,163, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, British Pound, Japanese Yen, Indian Rupee, Brazilian Real, Mexican Peso, Euro and Philippine Peso, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

contracts not designated as hedging instruments, the Company recorded losses of $2,197 and gains of $1,834 during the three months ended February 28, 2017 and February 29, 2016, respectively, in “Other income (expense), net.” The gains and losses on the Company’s foreign currency forward contracts are largely offset by changes in the fair value of the underlying hedged assets or liabilities.
During the three months ended February 28, 2017 and February 29, 2016, the Company recorded a gain before tax of $1,917 and a loss before tax of $8,290, respectively, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. For the three months ended February 28, 2017 and February 29, 2016, there was no hedge ineffectiveness related to these derivative instruments. For the three months ended February 28, 2017 and February 29, 2016, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to, occur; nor are there any anticipated in the normal course of business within the next twelve months.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $554 each as of February 28, 2017 and $1,364 each as of November 30, 2016.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2017				As of November 30, 2016
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$38,881	$38,881	$—	$—	$43,043	$43,043	$—	$—
Available-for-sale securities	2,079	2,079	—	—	1,883	1,883	—	—
Forward foreign currency exchange contracts	901	—	901	—	1,700	—	1,700	—
Liabilities:
Forward foreign currency exchange contracts	$1,188	$—	$1,188	$—	$979	$—	$979	$—
Interest rate swaps	5,332	—	5,332	—	7,248	—	7,248	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

near their maturity. Investments in available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2017 and November 30, 2016.
The carrying values of held-to-maturity securities with maturities less than one year, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The fair value of long-term held-to-maturity investments in foreign government bonds is based on quoted market prices. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.
During the three months ended February 28, 2017, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an accounts receivable securitization program to provide additional capital for its operations (the "AR Arrangement"). The AR Arrangement expires on November 1, 2019. Under the terms of the AR Arrangement, the Company’s subsidiary that is the borrower under this facility can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable denominated in United States dollars. The AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120,000. The effective borrowing cost under the AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of February 28, 2017 and November 30, 2016, there was $298,700 and $262,900, respectively, outstanding under the AR Arrangement.
Under the terms of the AR Arrangement, the Company and one of the Company’s subsidiaries sell, on a revolving basis, their receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any borrowings under the AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. As is customary in trade accounts receivable securitization arrangements like the AR Arrangement, where some of the loans are funded through one or more lender’s affiliated asset-backed commercial paper programs, a credit rating agency's downgrade of the third party issuer of commercial paper or of a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an increase in the Company's cost of borrowing or loss of the Company's financing capacity under these programs if the commercial paper issuer or liquidity back-up provider is not replaced, or if the lender whose commercial paper issuer or liquidity back-up provider is not replaced does not elect to offer the Company an alternative rate. Loss of such financing capacity could have a material adverse effect on the Company's financial condition and results of operations.
The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of a certain customer and its affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. As of February 28, 2017 and November 30, 2016, accounts receivable sold to and held by the financial institution under this program were $54,132 and $8,988, respectively. During the three months ended February 28, 2017 and February 29, 2016, discount fees of $255 and $116, respectively, related to the sale of trade accounts receivable under this facility were included in “Interest expense and finance charges, net” in the Consolidated Statement of Operations.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 16—Commitments and Contingencies for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 28, 2017	February 29, 2016
Net sales financed	$269,393	$258,711
Flooring fees(1)	1,702	1,647
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of February 28, 2017 and November 30, 2016, accounts receivable subject to flooring agreements were $51,080 and $65,099, respectively.
SYNNEX Infotec, the Company's Japanese Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of February 28, 2017 and November 30, 2016 were $2,582 and $3,564, respectively.

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2017	November 30, 2016
SYNNEX AR arrangement (see Note 9 - Accounts Receivable Arrangements)	$298,700	$262,900
SYNNEX U.S. credit agreement	578,125	585,938
SYNNEX Canada term loan and revolver	3,941	4,064
SYNNEX Infotec credit facility	97,544	81,251
India credit facilities	10,217	12,000
Other borrowings and capital leases	23,462	20,813
Total borrowings	1,011,989	966,966
Less: unamortized debt discount and issuance costs	(2,738)	(2,982)
Total borrowings, net of unamortized debt discount and issuance costs	1,009,251	963,984
Less: Current portion	(418,852)	(362,889)
Noncurrent portion	$590,399	$601,095
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight full calendar quarters ending after the U.S. Credit Agreement was amended in May 2015, 1.25% of the amended principal amount of the term loan, (b) for each of the next four calendar quarters ending thereafter, 1.875% of the amended principal amount of the term loan, (c) for each calendar quarter ending thereafter, 2.50% of the amended principal amount of the term loan and (d) on the May 2020 maturity date of the term loan, the outstanding principal amount of the term loan. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of its United States domestic subsidiaries.
As of February 28, 2017 and November 30, 2016, balances outstanding under the term loan component of the U.S. Credit Agreement were $578,125 and $585,938, respectively. There were no borrowings outstanding under the revolving credit facility as of February 28, 2017 and November 30, 2016. There were no letters of credit outstanding as of either February 28, 2017 or November 30, 2016.
SYNNEX Canada revolving line of credit
SYNNEX Canada Limited (“SYNNEX Canada”) has a revolving line of credit arrangement with a group of financial institutions (the “Canadian Revolving Arrangement”) which has a maximum commitment of CAD100,000, or $75,177, and includes an accordion feature to increase the maximum commitment by an additional CAD25,000, or $18,794, to CAD125,000, or $93,971, at SYNNEX Canada's request.
SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. SYNNEX Canada’s obligations under the Canadian Revolving Arrangement are also secured by a pledge over a portion of the equity interests beneficially owned by the Company. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate (“BA”) plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one-month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of February 28, 2017 and November 30, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement. The Canadian Revolving Arrangement also provides a sublimit of $5,000 for the issuance of standby letters of credit. As of both February 28, 2017 and November 30, 2016, there were no letters of credit outstanding.
SYNNEX Canada term loan
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. As of February 28, 2017 and November 30, 2016, the balance outstanding on the term loan was $3,941 and $4,064, respectively.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $124,146. The credit facility is comprised of a JPY6,000,000, or $53,205, term loan and a JPY8,000,000, or $70,941, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of February 28, 2017 and November 30, 2016, the balances outstanding under the term loan component of the facility were $53,206 and $52,420, respectively. Balances outstanding under the revolving credit facility were $44,338 and $28,831 as of February 28, 2017 and November 30, 2016,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

respectively. The term loan can be repaid at any time prior to expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
India credit facilities
The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate is the higher of the bank's minimum lending rate or LIBOR plus a margin of up to 1.0% per annum. The credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. As of February 28, 2017 and November 30, 2016, $10,217 and $12,000, respectively, was outstanding under these facilities.
Other borrowings and capital leases
As of February 28, 2017 and November 30, 2016, the Company recorded $11,829 and $8,694, respectively, on its Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary’s approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations.
The Company also maintains other local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $29,299. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. As of February 28, 2017 and November 30, 2016, $8,867 and $8,737 were outstanding under these facilities.
As of February 28, 2017 and November 30, 2016, the Company had book overdrafts of $2,766 and $3,382. Book overdrafts represent checks issued in excess of balances on deposit in the applicable bank accounts and which have not been paid by the applicable bank at the balance sheet date. Under the terms of the Company's banking arrangements, the respective financial institutions are not legally obligated to honor the book overdraft balances.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2017 exchange rates.
Future principal payments
Future principal payments under the above loans and capital leases as of February 28, 2017 are as follows:

Fiscal Years Ending November 30,
2017 (remaining nine months)	$407,977
2018	103,999
2019	62,513
2020	437,500
$1,011,989
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $8,551 and $6,633 for the three months ended February 28, 2017 and February 29, 2016, respectively. The variable interest rates ranged between 0.58% and 4.50% during the three months ended February 28, 2017 and between 0.76% and 4.25% during the three months ended February 29, 2016.
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

merge or consolidate. As of February 28, 2017, the Company was in compliance with all material covenants for the above arrangements.

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended
	February 28, 2017	February 29, 2016
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$61,789	$46,562
Less: net income allocated to participating securities(1)	(581)	(502)
Net income attributable to SYNNEX Corporation common stockholders	$61,208	$46,060
Weighted-average number of common shares - basic	39,494	39,224
Basic earnings attributable to SYNNEX Corporation per common share	$1.55	$1.17

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$61,789	$46,562
Less: net income allocated to participating securities(1)	(578)	(499)
Net income attributable to SYNNEX Corporation common stockholders	$61,211	$46,063
Weighted-average number of common shares - basic	39,494	39,224
Effect of dilutive securities:
Stock options and restricted stock units	211	238
Weighted-average number of common shares - diluted	39,705	39,462
Diluted earnings attributable to SYNNEX Corporation per common share	$1.54	$1.17

Anti-dilutive shares excluded from diluted earnings per share calculation	10	14
_____________________________________
(1) Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2017 and February 29, 2016 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended February 28, 2017
Revenue	$3,046,696	$478,164	$(3,991)	$3,520,869
External revenue	3,046,621	474,248		3,520,869
Operating income	80,421	21,316	22	101,759
Three months ended February 29, 2016
Revenue	2,784,907	344,692	(3,977)	3,125,622
External revenue	2,784,837	340,785		3,125,622
Operating income	67,671	7,861	94	75,626
Total assets as of February 28, 2017	$4,685,918	$1,531,159	$(1,109,309)	$5,107,768
Total assets as of November 30, 2016	4,844,271	1,614,623	(1,243,613)	5,215,281
Inter-segment elimination represents services and other transactions, principally intercompany loans, between the Company's reportable segments that are eliminated on consolidation.
Geographic information
Shown below is summarized financial information related to the geographic areas in which the Company operates. The revenue attributable to countries is based on the geography of entities from where the products are delivered or from where customer service contracts are managed.

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenue:
United States	$2,499,373	$2,246,348
Canada	387,366	360,322
Others	634,130	518,952
Total	$3,520,869	$3,125,622

	As of
	February 28, 2017	November 30, 2016
Property and equipment, net:
United States	$130,438	$129,633
India	43,024	41,285
Philippines	34,131	36,219
Others	107,723	105,579
Total	$315,316	$312,716
During the three months ended February 28, 2017 and February 29, 2016, no other country represented more than 10% of the total revenue. As of February 28, 2017 and November 30, 2016, no other country represented more than 10% of the total net property and equipment.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both February 28, 2017 and November 30, 2016, MiTAC Holdings and its affiliates beneficially owned approximately 24% of the Company’s outstanding common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 24% of the Company’s outstanding common stock as of February 28, 2017. These shares are owned by the following entities:

As of February 28, 2017
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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $51,016 and $29,263 during the three months ended February 28, 2017 and February 29, 2016, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three months ended February 28, 2017 and February 29, 2016, totaled $403 and $262, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $33 and $32 during the three months ended February 28, 2017 and February 29, 2016, respectively.
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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible current, retired and resigned employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement in certain foreign subsidiaries. During the three months ended February 28, 2017 and February 29, 2016, net pension costs were $1,644 and $41,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

respectively, and the Company's contributions were $644 and $515, respectively. As of February 28, 2017 and November 30, 2016, those plans were unfunded by $16,717 and $16,113, respectively.
The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company’s foreign subsidiaries are covered by government mandated defined contribution plans. During the three months ended February 28, 2017 and February 29, 2016, the Company contributed $8,209 and $7,289, respectively, to defined contribution plans.
The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of February 28, 2017 and November 30, 2016, the deferred compensation liability balance was $7,513 and $7,468, respectively.

NOTE 15—EQUITY:
Share repurchase program
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of February 28, 2017, the Company had purchased 207 shares at a total cost of $15,654. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
Dividends
The Company paid cash dividends of $0.25 and $0.20 per share during the three months ended February 28, 2017 and February 29, 2016, totaling $9,934 and $7,967, respectively. On March 27, 2017, the Company announced a cash dividend of $0.25 per share to stockholders of record as of April 14, 2017, payable on April 28, 2017. Future dividends are subject to declaration by the Board of Directors.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the three months ended February 28, 2017 and February 29, 2016 is presented below:

	Three Months Ended February 28, 2017			Three Months Ended February 29, 2016
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,975,776	$22	$1,975,798	$1,799,381	$516	$1,799,897
Issuance of common stock on exercise of options	310	—	310	1,114	—	1,114
Issuance of common stock for employee stock purchase plan	627	—	627	548	—	548
Tax benefit from employee stock plans	1,411	—	1,411	2,696	—	2,696
Taxes paid for the settlement of equity awards	(3,033)	—	(3,033)	(2,620)	—	(2,620)
Share-based compensation	4,289	—	4,289	3,467	—	3,467
Changes in ownership of noncontrolling interest	85	(22)	63	—	—	—
Repurchases of common stock	—	—	—	(4,943)	—	(4,943)
Dividends declared	(9,934)	—	(9,934)	(7,967)	—	(7,967)
Comprehensive income:
Net income	61,789	—	61,789	46,562	75	46,637
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	163	—	163	(376)	(2)	(378)
Change in unrealized losses in defined benefit plans, net of taxes	(69)	—	(69)	(666)	—	(666)
Unrealized gains (losses) on cash flow hedges, net of taxes	1,180	—	1,180	(5,065)	—	(5,065)
Foreign currency translation adjustments, net of taxes	5,625	—	5,625	(11,336)	18	(11,318)
Total other comprehensive income (loss)	6,899	—	6,899	(17,443)	16	(17,427)
Total comprehensive income	68,688	—	68,688	29,119	91	29,210
Ending balance:	$2,038,219	$—	$2,038,219	$1,820,795	$607	$1,821,402

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2017 and February 29, 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2027. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of February 28, 2017 were as follows:

Fiscal Years Ending November 30,
2017 (remaining nine months)	$63,531
2018	74,278
2019	64,790
2020	52,545
2021	32,093
Thereafter	60,356
Total minimum lease payments	$347,593
During the three months ended February 28, 2017 and February 29, 2016, rent expense was $27,992 and $25,417, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of February 28, 2017 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2017 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the impact of the acquisition of the Minacs group of companies ("Minacs") on our business and on our goodwill, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates and plans regarding tax repatriation, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2016. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
In our Technology Solutions segment, we distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and original equipment manufacturers, or OEM suppliers to more than 20,000 resellers, system integrators, and retailers throughout the United States, Canada and Japan. We purchase peripherals, IT systems, system components, software, networking/communications/security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers, and networking solutions built specific to our customers' workloads and data center environments.
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
From a geographic perspective, approximately 71% and 72% of our total revenue was from the United States for the three months ended February 28, 2017 and February 29, 2016, respectively. The revenue attributable to countries is based on geographical locations from where products are delivered or from where customer service contracts are managed. Approximately 41% of our net property and equipment was located in the United States as of February 28, 2017 and November 30, 2016. As of February 28, 2017, we had approximately 108,000 full-time and temporary employees worldwide.
Critical Accounting Policies and Estimates
During the three months ended February 28, 2017, we adopted certain new accounting pronouncements. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016 and Note 2 to the Consolidated Financial Statements.
Fiscal year 2016 acquisition
During fiscal year 2016, we acquired Minacs for a preliminary purchase price of $435.6 million in cash, subject to post-closing working capital adjustments. In March 2017, we received a refund related to certain post-closing adjustments, which reduces the above-mentioned purchase price by $6.5 million with a corresponding reduction to goodwill.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended
	February 28, 2017	February 29, 2016
Products revenue	86.53%	89.10%
Services revenue	13.47	10.90
Total revenue	100.00	100.00
Cost of products revenue	(81.81)	(84.18)
Cost of services revenue	(8.48)	(6.73)
Gross profit	9.71	9.09
Selling, general and administrative expenses	(6.82)	(6.67)
Operating income	2.89	2.42
Interest expense and finance charges, net	(0.23)	(0.20)
Other income (expense), net	(0.01)	0.13
Income before income taxes	2.65	2.35
Provision for income taxes	(0.90)	(0.86)
Net income	1.75	1.49
Net income attributable to noncontrolling interest	0.00	0.00
Net income attributable to SYNNEX Corporation	1.75%	1.49%
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 28, 2017, in local currency, using their comparable prior period currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income as adjusted to exclude acquisition-related and integration expenses, restructuring costs and amortization of intangible assets.

•	Non-GAAP operating margin, which is Non-GAAP operating income, as defined above, divided by revenue.

•	Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation.

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
Non-GAAP Financial Information:

	Three Months Ended
	February 28, 2017	February 29, 2016
	(in thousands, except per share amounts)
Revenue	$3,520,869	$3,125,622
Foreign currency translation	(19,003)	—
Revenue in constant currency	$3,501,866	$3,125,622

Operating income	$101,759	$75,626
Acquisition-related and integration expenses	611	1,002
Amortization of intangibles	16,487	11,704
Non-GAAP operating income	$118,857	$88,332
Depreciation	19,460	14,474
Adjusted EBITDA	$138,317	$102,806

Operating margin	2.89%	2.42%
Non-GAAP operating margin	3.38%	2.83%

Technology Solutions
Operating income	$80,421	$67,671
Amortization of intangibles	654	651
Non-GAAP operating income	$81,075	$68,322
Depreciation	3,476	3,313
Adjusted EBITDA	$84,551	$71,635

Concentrix
Operating income	$21,316	$7,861
Acquisition-related and integration expenses	611	1,002
Amortization of intangibles	15,833	11,053
Non-GAAP operating income	$37,760	$19,916
Depreciation	16,007	11,255
Adjusted EBITDA	$53,767	$31,171

Diluted EPS	$1.54	$1.17
Acquisition-related and integration expenses	0.02	0.03
Amortization of intangibles	0.41	0.30
Income taxes related to the above(1)	(0.14)	(0.13)
Non-GAAP diluted EPS(2)	$1.82	$1.37
_____________________________________

(1) The tax effect of the non-GAAP adjustments was calculated using the effective year-to-date tax rate for the periods presented.
(2) The sum of the components of Non-GAAP diluted EPS may not agree to totals, as presented, due to rounding.

Three Months Ended February 28, 2017 and February 29, 2016
Revenue

	Three Months Ended
	February 28, 2017	February 29, 2016	Percent Change
	(in thousands)
Revenue	$3,520,869	$3,125,622	12.6%
Technology Solutions revenue	3,046,696	2,784,907	9.4%
Concentrix revenue	478,164	344,692	38.7%
Inter-segment elimination	(3,991)	(3,977)
Our revenues include sales of products and services. In our Technology Solutions segment, we distribute a comprehensive range of products for the technology industry. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. We also design and integrate data center servers. The revenue generated in our Concentrix segment relates to business services focused on process optimization, customer engagement strategy and back office automation. Inter-segment elimination represents services and transactions generated between our reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue represents services provided by the Concentrix segment to the Technology Solutions segment.
Revenue in our Technology Solutions segment increased during the three months ended February 28, 2017 compared to the prior year period, primarily due to strong demand for our systems design and integration solutions and higher sales of our commercial products. Revenue in our Technology Solutions segment during the three months ended February 28, 2017 also benefited from foreign currency translation, primarily from the strengthening of the Canadian Dollar and Japanese Yen. On a constant currency basis, revenue in our Technology Solutions segment increased 8.6% during the three months ended February 28, 2017, compared to the prior year period.
Revenue in our Concentrix segment increased during the three months ended February 28, 2017, compared to the prior year period, primarily due to the Minacs acquisition completed on August 1, 2016. This increase was partially offset by unfavorable foreign currency translation, primarily from the weakening of the British Pound. On a constant currency basis, revenue in the Concentrix segment, excluding revenue contributed from the Minacs acquisition, was consistent with the prior year period.
Gross Profit

	Three Months Ended
	February 28, 2017	February 29, 2016	Percent Change
	(in thousands)
Gross profit	$341,783	$284,192	20.3%
Gross margin	9.71%	9.09%
Technology Solutions gross profit	166,143	153,777	8.0%
Technology Solutions gross margin	5.45%	5.52%
Concentrix gross profit	177,686	132,183	34.4%
Concentrix gross margin	37.16%	38.35%
Inter-segment elimination	(2,046)	(1,768)
Our gross margin is affected by a variety of factors, including competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenue. Concentrix margins, which are generally higher than those in our Technology Solutions segment, can be impacted by resource locations, customer mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our gross margin increased during the three months ended February 28, 2017, compared to the prior year period, as the Concentrix segment represented a higher proportion of our total gross profit.
Gross profit in our Technology Solutions segment increased during the three months ended February 28, 2017, compared to the prior year period, primarily due to higher sales of our system design and integration solutions and commercial products. Gross margin in our Technology Solutions segment during the three months ended February 28, 2017 was comparable to the prior year period.
Gross profit in our Concentrix segment increased during the three months ended February 28, 2017, compared to the prior year period, primarily due to the impact of the Minacs acquisition and exit from a contract which incurred a loss of $4.0 million in the prior year quarter. Gross margin in the Concentrix segment decreased during the three months ended February 28, 2017, compared to the prior year period, primarily due to the mix of customers. This decrease in margin was partially offset by the favorable comparative impact of above mentioned contract.
Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2017	February 29, 2016	Percent Change
	(in thousands)
Selling, general and administrative expenses	$240,024	$208,566	15.1%
Percentage of revenue	6.82%	6.67%
Technology Solutions selling, general and administrative expenses	85,722	86,106	(0.4)%
Technology Solutions percentage of revenue	2.81%	3.09%
Concentrix selling, general and administrative expenses	156,369	124,322	25.8%
Concentrix percentage of revenue	32.70%	36.07%
Inter-segment elimination	(2,067)	(1,862)
Our selling, general and administrative expenses consist primarily of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include cost of warehouse, delivery centers and other non-integration facilities, utility expenses, legal and professional fees, depreciation on certain of our capital equipment, bad debt expense, amortization of our non-technology related intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
Selling, general and administrative expenses, as a percentage of revenue, increased during the three months ended February 28, 2017, compared to the prior year period, as a result of an increase in our Concentrix segment. Selling, general and administrative expenses as a percentage of revenue in our Concentrix segment were proportionately higher, compared to our Technology Solutions segment.
The decrease in our selling, general and administrative expenses, and its percentage of revenue, in our Technology Solutions segment during the three months ended February 28, 2017, compared to the prior year period, was primarily due to effective cost management and economies of scale.
The increase in our selling, general and administrative expenses and the decrease in its percentage of revenue in our Concentrix segment during the three months ended February 28, 2017, compared to the prior year period, was primarily the result of the Minacs acquisition. Amortization of intangible assets increased $4.8 million during the three months ended February 28, 2017, primarily attributable to the Minacs acquisition in our Concentrix segment. We incurred $0.6 million acquisition-related and integration expenses during the three months ended February 28, 2017, compared to $1.0 million during the three months ended February 29, 2016.

Operating income

	Three Months Ended
	February 28, 2017	February 29, 2016	Percent Change
	(in thousands)
Operating income	$101,759	$75,626	34.6%
Operating margin	2.89%	2.42%
Technology Solutions operating income	80,421	67,671	18.8%
Technology Solutions operating margin	2.64%	2.43%
Concentrix operating income	21,316	7,861	171.2%
Concentrix operating margin	4.46%	2.28%
Inter-segment eliminations	22	94
Operating income in our Technology Solutions segment increased during the three months ended February 28, 2017, compared to the prior year period, primarily due to higher sales of our system design and integration solutions. Operating margin in our Technology Solutions segment increased during the three months ended February 28, 2017, compared to the prior year period, primarily due to higher profit from sale of commercial products and effective management of our operating expenses.
Operating income and margin in our Concentrix segment increased during the three months ended February 28, 2017 compared to the prior year period primarily due to higher gross profit as described earlier, the favorable impact of certain restructuring activities in the prior year, and controls over resource management and discretionary costs.
Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2017	February 29, 2016	Percent Change
	(in thousands)
Interest expense and finance charges, net	$8,182	$6,216	31.6%
Percentage of revenue	0.23%	0.20%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.
Interest expense and finance charges, net, during the three months ended February 28, 2017 increased compared to the prior year period, due to higher interest expense as a result of additional borrowings to fund the Minacs acquisition and to support growth in both our segments, and the impact of step-up interest rate swaps related to our term loan in the United States. In connection with our term loan in the United States, we entered into step-up interest rate swaps, which effectively converted a portion of the floating rate term loan to a fixed interest rate, which is higher than the prevailing floating rate. The fixed rate on the swaps steps up to a higher rate in June each year.
Other Income (Expense), Net

	Three Months Ended
	February 28, 2017	February 29, 2016	Percent Change
	(in thousands)
Other income (expense), net	$(323)	$4,034	(108.0)%
Percentage of revenue	(0.01)%	0.13%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.
The decrease in other income (expense), net, during the three months ended February 28, 2017 compared to the prior year period was primarily due to a $4.1 million benefit received from a class-action legal settlement related to liquid crystal display large screen products in our Canadian Technology Solutions business during the three months ended February 29, 2016.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three months ended February 28, 2017 was 33.7%, compared to 36.5% for the three months ended February 29, 2016. The effective tax rate for the three months ended February 28, 2017 changed, relative to the prior year period, due to the mix of income in different geographic regions and the reversal of certain tax reserves upon an appeal settlement.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		February 28, 2017	February 29, 2016
		(in thousands, except per share amounts)
Days sales outstanding
Revenue (products and services)	(a)	3,520,869	3,125,622
Accounts receivable, including receivable from related parties	(b)	1,724,942	1,485,155
Days sales outstanding	(b)/((a)/the number of days during the period)	44	43

Days inventory outstanding
Cost of revenue (products and services)	(c)	3,179,086	2,841,430
Inventories	(d)	1,853,901	1,273,467
Days inventory outstanding	(d)/((c)/the number of days during the period)	52	41

Days payable outstanding
Cost of revenue (products and services)	(c)	3,179,086	2,841,430
Accounts payable, including payable to related parties	(e)	1,502,142	1,205,595
Days payable outstanding	(e)/((c)/the number of days during the period)	43	39

Cash conversion cycle		53	45
Cash Flows
Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 53 days and 45 days as of February 28, 2017 and February 29, 2016, respectively. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s purchases outstanding in accounts payable. The increase, compared to the prior year period, was primarily a result of higher inventories to support growth of our systems design and integration solutions line of business. These inventories typically have longer cash conversion cycles.
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
Net cash used in operating activities was $185.6 million during the three months ended February 28, 2017, primarily due to a decrease in accounts payable of $214.0 million and an increase in inventories of $109.1 million. These cash outflows were partially offset by net income of $61.8 million, adjustments for non-cash items of $37.8 million and a decrease in accounts receivable of $36.7 million. The decrease in accounts payable was primarily due to timing of purchases and payments in our Technology Solutions segment. The increase in inventory was primarily due to strong demand for our systems design and integration solutions. The decrease in accounts receivable was primarily due to lower revenue in our Technology Solutions segment during the three months ended February 28, 2017 following a seasonally high fourth quarter of fiscal year 2016. The adjustments for non-cash items consist primarily of amortization, depreciation and stock-based compensation expense.
Net cash provided by operating activities was $143.3 million for the three months ended February 29, 2016, primarily due to net income of $46.6 million, adjustments for non-cash items of $20.8 million, a decrease in accounts receivables of $278.6 million and a decrease in inventories of $59.4 million. These cash inflows were partially offset by a decrease in accounts payable of $240.0 million. The decrease in accounts payable, accounts receivable and inventories was primarily due to lower revenue in our Technology Solutions segment during the three months ended February 29, 2016 following a seasonally high fourth quarter of fiscal year 2015. The adjustments for non-cash items consist primarily of amortization, depreciation and deferred taxes.
Net cash used in investing activities during the three months ended February 28, 2017 was $22.1 million, primarily due to capital expenditures of $21.6 million primarily to support growth in our Concentrix segment.
Net cash used in investing activities for the three months ended February 29, 2016 was $34.3 million, primarily due to capital expenditures of $35.9 million primarily to support growth in our Concentrix segment.
Net cash provided by financing activities during the three months ended February 28, 2017 was $32.4 million, consisting primarily of $43.6 million of net proceeds from our borrowing arrangements, partially offset by $9.9 million of dividend payments.
Net cash used in financing activities for the three months ended February 29, 2016 was $51.1 million, consisting primarily of $35.6 million net repayments of our securitization arrangements, term loan and revolving lines of credit, $8.0 million of dividend payments, $4.9 million of repurchases of common stock and $4.2 million decrease in book overdrafts.
Capital Resources
Our cash and cash equivalents totaled $210.1 million and $380.7 million as of February 28, 2017 and November 30, 2016, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $168.2 million and $200.0 million as of February 28, 2017 and November 30, 2016, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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
On-Balance Sheet Arrangements
We have an accounts receivable securitization program, or the AR Arrangement, to provide additional capital for our operations. The AR Arrangement expires on November 1, 2019. One of our subsidiaries, which is the borrower under the AR Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable denominated in United States dollars. The AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120.0 million. The effective borrowing cost under the AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of February 28, 2017 and November 30, 2016, $298.7 million and $262.9 million, respectively, were outstanding under the AR Arrangement.
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
In November 2013, we entered into a senior secured credit agreement, or the U.S. Credit Agreement, which was comprised of a $275.0 million revolving credit facility and a $225.0 million term loan. In May 2015, the U.S. Credit Agreement was amended to increase the term loan to $625.0 million. We may request incremental commitments to increase the principal amount of revolving loans or term loans available under the U.S. Credit Agreement up to $350.0 million. The U.S. Credit Agreement matures in May 2020. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option. Loans borrowed under the U.S. Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which may range from 1.50% to 2.25% , based on our consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the U.S. Credit Agreement that are not LIBOR loans, and are instead base rate loans, bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which may range from 0.50% to 1.25%, based on our consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement. The unused revolving credit facility is subject to a commitment fee ranging from 0.20% to 0.35% per annum, based on our consolidated leverage ratios. The outstanding principal amount of the term loan is repayable in quarterly installments, in an amount equal to (a) for each of the first eight full calendar quarters ending after the U.S. Credit Agreement was amended in May 2015, 1.25% of the amended principal amount of the term loan, (b) for each of the next four calendar quarters ending thereafter, 1.875% of the amended principal amount of the term loan, (c) for each calendar quarter ending thereafter, 2.50% of the amended principal amount of the term loan and (d) on the May 2020 maturity date of the term loan, the outstanding principal amount of the term loan. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.

As of February 28, 2017 and November 30, 2016, balances outstanding under the term loan component of the U.S. Credit Agreement were $578.1 million and $585.9 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either February 28, 2017 or November 30, 2016. There were no letters of credit outstanding as of either February 28, 2017 or November 30, 2016.
SYNNEX Canada Limited, or SYNNEX Canada, has a revolving line of credit arrangement with a group of financial institutions, or the Canadian Revolving Arrangement which has a maximum commitment of CAD100.0 million, or $75.2 million, and includes an accordion feature to increase the maximum commitment by an additional CAD25.0 million, or $18.8 million, to CAD125.0 million, or $94.0 million, at SYNNEX Canada's request. SYNNEX Canada has granted a security interest in substantially all of its assets in favor of the lender under the Canadian Revolving Arrangement. SYNNEX Canada's obligations under the Canadian Revolving Arrangement are also secured by a pledge over a portion of the equity interests beneficially owned by us. The interest rate applicable under the Canadian Revolving Arrangement is equal to (i) the Canadian base rate plus a margin of 0.75% for a Base Rate Loan in Canadian Dollars, (ii) the US base rate plus a margin of 0.75% for a Base Rate Loan in U.S. Dollars, and (iii) the Bankers' Acceptance rate, or BA, plus a margin of 2.00% for a BA Rate Loan. The Canadian base rate means the greater of (a) the prime rate determined by a major Canadian financial institution and (b) the one- month Canadian Dealer Offered Rate (the average rate applicable to Canadian Dollar bankers' acceptances for the applicable period) plus 1.50%. The US base rate means the greater of (a) a reference rate determined by a major Canadian financial institution for US dollar loans made to Canadian borrowers and (b) the US federal funds rate plus 0.50%. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. The credit arrangement expires in May 2017. As of February 28, 2017 and November 30, 2016, there were no borrowings outstanding under the Canadian Revolving Arrangement. The Canadian Revolving Arrangement also provides a sublimit of $5.0 million for the issuance of standby letters of credit. As of both February 28, 2017 and November 30, 2016, there were no letters of credit outstanding.
SYNNEX Canada has a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount is a fixed rate of 5.374% per annum. The final maturity date for repayment of the unpaid principal is April 1, 2017. The balances outstanding on the term loan as of February 28, 2017 and November 30, 2016 were $3.9 million and $4.1 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $124.1 million. The credit agreement is comprised of a JPY6.0 billion, or $53.2 million, term loan and a JPY8.0 billion, or $70.9 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of February 28, 2017 and November 30, 2016, the balances outstanding under the term loan component of the facility were $53.2 million and $52.4 million, respectively. Balances outstanding under the revolving credit facility were $44.3 million and $28.8 million as of February 28, 2017 and November 30, 2016, respectively. The term loan can be repaid at any time prior to expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under the credit facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of up to 1.0% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of February 28, 2017 and November 30, 2016, $10.2 million and $12.0 million, respectively, was outstanding borrowings under these credit facilities.
As of February 28, 2017 and November 30, 2016, we recorded $11.8 million and $8.7 million, respectively, on our Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary's approved accounts receivable and notes receivable with recourse provisions and outstanding capital lease obligations.
We also maintain other local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $29.3 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. As of February 28, 2017 and November 30, 2016, $8.9 million and $8.7 million, respectively, were outstanding under these various facilities.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2017 exchange rates.

Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At February 28, 2017 and November 30, 2016, we had a total of $56.7 million and $12.6 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2017, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans, capital leases and operating lease arrangements. As of February 28, 2017, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. For more information on our future minimum rental obligations under noncancellable lease agreements as of February 28, 2017, see Note 16 to the Consolidated Financial Statements.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through February 28, 2017 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both February 28, 2017 and November 30, 2016, MiTAC Holdings and its affiliates beneficially owned approximately 24% of our outstanding common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of February 28, 2017
(in thousands)
MiTAC Holdings(1)	5,449
Synnex Technology International Corp.(2)	4,209
Total	9,658
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 374 thousand shares directly held by Matthew Miau and 218 thousand shares indirectly held by Matthew Miau through a charitable remainder trust.

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
We purchased inventories from MiTAC Holdings and its affiliates totaling $51.0 million and $29.3 million during the three months ended February 28, 2017 and February 29, 2016, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.4 million and $0.3 million during the three months ended February 28, 2017 and February 29, 2016, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $33,000 and $32,000 during the three months ended February 28, 2017 and February 29, 2016, respectively.
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
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the three months ended February 28, 2017 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year then ended.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2016.

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1#	Amendment No. 4 to SYNNEX Corporation 2013 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: April 4, 2017

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1#	Amendment No. 4 to SYNNEX Corporation 2013 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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