Form 10-Q
period 2017-05-31
SYNNEX CORP
filed 2017-07-06
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-31892
_________________________________________________________________________
SYNNEX CORPORATION
(Exact name of registrant as specified in its charter)
 _________________________________________________________________________

Delaware	94-2703333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

44201 Nobel Drive Fremont, California	94538
(Address of principal executive offices)	(Zip Code)
(510) 656-3333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 28, 2017
Common Stock, $0.001 par value	39,939,711

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	May 31, 2017	November 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$305,566	$380,717
Restricted cash	4,127	6,265
Short-term investments	5,287	5,109
Accounts receivable, net	1,787,381	1,756,494
Receivable from related parties	56	102
Inventories	2,112,590	1,741,734
Other current assets	110,502	104,609
Total current assets	4,325,509	3,995,030
Property and equipment, net	320,950	312,716
Goodwill	485,627	486,239
Intangible assets, net	266,532	298,550
Deferred tax assets	60,394	58,564
Other assets	69,910	64,182
Total assets	$5,528,922	$5,215,281
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$510,717	$362,889
Accounts payable	1,686,977	1,683,155
Payable to related parties	19,431	30,679
Accrued compensation and benefits	152,486	165,585
Other accrued liabilities	278,836	217,127
Income taxes payable	16,796	17,097
Total current liabilities	2,665,243	2,476,532
Long-term borrowings	579,032	601,095
Other long-term liabilities	109,321	103,217
Deferred tax liabilities	59,116	58,639
Total liabilities	3,412,712	3,239,483
Commitments and contingencies (Note 16)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,914 and 40,816 shares issued as of May 31, 2017 and November 30, 2016, respectively	41	41
Additional paid-in capital	452,812	440,713
Treasury stock, 1,370 and 1,339 shares as of May 31, 2017 and November 30, 2016, respectively	(70,873)	(67,262)
Accumulated other comprehensive income (loss)	(76,210)	(93,116)
Retained earnings	1,810,440	1,695,400
Total SYNNEX Corporation stockholders’ equity	2,116,210	1,975,776
Noncontrolling interest	—	22
Total equity	2,116,210	1,975,798
Total liabilities and equity	$5,528,922	$5,215,281
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenue:
Products	$3,458,243	$3,047,638	$6,504,864	$5,832,475
Services	478,025	331,861	952,273	672,646
Total revenue	3,936,268	3,379,499	7,457,137	6,505,121
Cost of revenue:
Products	(3,265,630)	(2,880,859)	(6,146,183)	(5,511,989)
Services	(298,393)	(204,610)	(596,926)	(414,910)
Gross profit	372,245	294,030	714,028	578,222
Selling, general and administrative expenses	(247,115)	(218,724)	(487,139)	(427,290)
Operating income	125,130	75,306	226,889	150,932
Interest expense and finance charges, net	(8,962)	(6,512)	(17,144)	(12,728)
Other income (expense), net	(206)	949	(529)	4,983
Income before income taxes	115,962	69,743	209,216	143,187
Provision for income taxes	(42,814)	(25,386)	(74,279)	(52,193)
Net income	73,148	44,357	134,937	90,994
Net loss (income) attributable to noncontrolling interest	—	5	—	(70)
Net income attributable to SYNNEX Corporation	$73,148	$44,362	$134,937	$90,924
Earnings attributable to SYNNEX Corporation per common share:
Basic	$1.83	$1.12	$3.38	$2.29
Diluted	$1.83	$1.11	$3.37	$2.28
Weighted-average common shares outstanding:
Basic	39,533	39,283	39,513	39,254
Diluted	39,711	39,477	39,708	39,470
Cash dividends declared per share	$0.25	$0.20	$0.50	$0.40

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income	$73,148	$44,357	$134,937	$90,994
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for the three and six months ended May 31, 2017 and 2016	327	159	490	(219)
Change in unrealized gains (losses) of defined benefit plans, net of taxes of $0 for the three and six months ended May 31, 2017 and 2016	56	211	(13)	(455)
Unrealized gains (losses) on cash flow hedges, net of taxes of $387 and $(350) for the three and six months ended May 31, 2017, respectively, and $(788) and $2,437 for the three and six months ended May 31, 2016, respectively	(622)	1,239	558	(3,826)
Foreign currency translation adjustments, net of taxes of $61 and $(61) for the three and six months ended May 31, 2017, respectively, and $(1,637) and $(1,399) for the three and six months ended May 31, 2016, respectively	10,253	10,039	15,871	(1,279)
Other comprehensive income (loss)	10,014	11,648	16,906	(5,779)
Comprehensive income:	83,162	56,005	151,843	85,215
Comprehensive income attributable to noncontrolling interest	—	—	—	(91)
Comprehensive income attributable to SYNNEX Corporation	$83,162	$56,005	$151,843	$85,124

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2017	May 31, 2016
Cash flows from operating activities:
Net income	$134,937	$90,994
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	71,429	54,672
Share-based compensation	8,327	7,210
Excess tax benefit from share-based compensation	(1,827)	(4,251)
Deferred income taxes	(1,263)	(5,482)
Unrealized foreign exchange gains	(2,883)	(4,150)
Others, net	3,698	946
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable, including from related parties	(24,434)	262,646
Inventories	(368,202)	(39,027)
Accounts payable, including to related parties	(8,769)	(61,045)
Other assets and liabilities	43,354	(18,565)
Net cash (used in) provided by operating activities	(145,633)	283,948
Cash flows from investing activities:
Purchases of investments	(4,190)	(33,058)
Proceeds from sale and maturity of investments	1,962	31,277
Purchases of property and equipment	(45,300)	(67,535)
Refund of excess purchase consideration	6,500	561
Others, net	922	1,444
Net cash used in investing activities	(40,106)	(67,311)
Cash flows from financing activities:
Proceeds from borrowings	3,588,022	865,536
Repayments of borrowings	(3,465,215)	(901,779)
Dividends paid	(19,897)	(15,887)
Excess tax benefit from share-based compensation	1,827	4,251
Increase (decrease) in book overdrafts	(1,350)	5,863
Repurchases of common stock	—	(6,917)
Proceeds from issuance of common stock	1,860	4,183
Repurchases of common stock for tax withholdings on equity awards	(3,611)	(2,843)
Others, net	—	(137)
Net cash provided by (used in) financing activities	101,636	(47,730)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,885	(2,524)
Net (decrease) increase in cash, cash equivalents and restricted cash	(77,218)	166,383
Cash, cash equivalents and restricted cash at beginning of period	387,167	424,630
Cash, cash equivalents and restricted cash at end of period	$309,949	$591,013

Supplemental disclosure of non-cash investing activities
Accrued costs for property and equipment purchases	$1,669	$2,773

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company headquartered in Fremont, California and has operations in North and South America, Asia-Pacific and Europe.
The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes a broad range of information technology systems and products and also provides systems design and integration solutions. The Concentrix segment offers a portfolio of strategic solutions and end-to-end global business outsourcing services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2017 and for the three and six months ended May 31, 2017 and 2016 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2016 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company's significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016. During the six months ended May 31, 2017, the Company adopted certain new accounting pronouncements which are discussed below.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and the compositions and maturities of which are regularly monitored by management. Through May 31, 2017, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2017, such losses have been within management’s expectations.
One customer accounted for 21% and 19% of the Company's total revenue during the three and six months ended May 31, 2017, respectively. During the three and six months ended May 31, 2016, the same customer accounted for 11% and 10% of the Company's total revenue, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc. accounted for approximately 13% and 14% of total revenue during the three and six months ended May 31, 2017, respectively, and approximately 17% and 18% of total revenue during the three and six months ended May 31, 2016, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of May 31, 2017, one customer comprised 20% of the total accounts receivable balance. As of November 30, 2016, no customer comprised 10% or more of the total accounts receivable balance.
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
Recently issued accounting pronouncements
In June 2016, the Financial Accounting Standard Board (the “FASB”) issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.
In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. Had the Company adopted this guidance during the six months ended May 31, 2017, income tax expense would be lower by $416 and $1,827 for the three and six months ended May 31, 2017, respectively, and net income would be higher by approximately the same amounts. The tax impact is included in additional paid-in capital for the six months ended May 31, 2017. Cash used in operating activities during the six months ended May 31, 2017 would be lower by $1,827.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

determinable fair values applied prospectively. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB amended this accounting standard and postponed the implementation date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application for fiscal years, and interim periods within those years, beginning after December 15, 2016 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2019. The Company has established an implementation team and engaged external advisers to assess the Company’s business and contracts. The Company is in the process of determining the transition method and evaluating the impact of several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods and services transfers to the Company’s customers.
Recently adopted Accounting Pronouncements
In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods and interim periods within those annual periods, beginning on or after December 15, 2017. The Company adopted the guidance prospectively in its second quarter of fiscal year 2017. The adoption had no impact on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not exceeding the carrying amount of goodwill. In addition, income tax effects from any tax deductible goodwill shall also be considered in measuring goodwill impairment loss, if applicable. The guidance is effective for annual and interim periods beginning after December 15, 2019 and should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company adopted the guidance prospectively in its first quarter of fiscal year 2017. The adoption had no impact on the Company's Consolidated Financial Statements.
In November 2016, the FASB issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this new guidance in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's cash flow statement for the six months ended May 31, 2017. For the six months ended May 31, 2016, cash flows from investing activities decreased by $86,538.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

diversity in practice exists. The Company adopted this new standard in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's cash flows from operating, investing or financing activities.
In November 2015, the FASB issued a new accounting standard that requires deferred tax liabilities and assets be classified as noncurrent on a company’s balance sheet. The Company adopted this new standard in the first quarter of fiscal year 2017, with retrospective effect. Although the adoption did not materially impact the company's consolidated financial position or results of operations, it resulted in a reclassification of $44,116 of deferred tax assets from current to noncurrent and a reclassification of $448 of other accrued liabilities related to current deferred tax liabilities to noncurrent deferred tax liabilities at November 30, 2016. In addition, the Company recorded an offset of $5,000 of current deferred tax assets against deferred tax liabilities, noncurrent as of November 30, 2016 in order to present a single noncurrent deferred tax balance by tax jurisdiction.
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

NOTE 3—ACQUISITIONS:
Fiscal 2016 acquisition
In August 2016, the Company acquired 100% of the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a preliminary purchase price of $435,635 paid in cash, subject to certain post-closing adjustments. During the six months ended May 31, 2017, the Company received a refund of $6,500 related to post-closing adjustments, which reduced the above-mentioned preliminary purchase price to $429,135 with a corresponding reduction to goodwill. The Company also recorded certain immaterial measurement period adjustments to the fair value of acquired net tangible assets. Acquisition-related and integration expenses were $9,798, of which $0 and $611, respectively, were incurred during the three and six months ended May 31, 2017. These charges were recorded in “Selling, general and administrative expenses.”

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Pending acquisition
On June 5, 2017, the Company entered into an agreement with Datatec Limited and, one of its subsidiaries, Datatec PLC (collectively “Datatec”), to acquire Datatec's North America and Latin America distribution businesses, through the purchase of 100% of the shares of Westcon Group, Inc., a Delaware company, for a purchase price of $600,000, and a potential earnout amount of up to $200,000 if certain gross profit targets are achieved during the twelve-month period ending February 28, 2018. The Company will also purchase 10% of Datatec’s EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) distribution businesses for $30,000 through the purchase of 10% of the shares of each of Westcon Emerging Markets Group (Pty) Limited, a South Africa company, and Westcon Group European Holdings, Limited, a United Kingdom company. The acquisition is related to the Technology Solutions segment and is expected to strengthen the Company’s line card in the security, Unified Communications and Collaboration and networking markets, enhance the Company’s North American position and expand the Company’s footprint into Latin America.
The purchase consideration payable at closing consists of $100,000 payable in cash and $500,000 payable in the Company's common stock representing 4,559 shares, which is approximately 10.25% of the Company’s outstanding shares, after giving effect to such issuance. The final purchase consideration could significantly differ due to movements in the Company’s common stock price by the closing date. The Company has the option to pay the entire consideration in cash if the Company's 20-day average stock price at time of closing is greater than $113.78 per share. The earnout amount is payable in cash. If stock is issued as part of the purchase consideration, the Company will grant Datatec registration rights with respect thereto, and Jens Montanana, CEO of Datatec will be appointed to the Company’s Board of Directors, subject to legal and regulatory compliance and Datatec’s continued ownership of at least 5% of all of the outstanding shares of the Company's common stock. The Company also has an option to purchase an additional 10% equity interest in both the EMEA and APAC distribution businesses within the twelve months following the closing of the acquisition, for an additional consideration of $30,000. Completion of the acquisition is subject to customary closing conditions, including Datatec shareholder approval, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other similar antitrust laws in jurisdictions outside the United States, approval of the South African Reserve Bank in accordance with the Exchange Control Regulations, and other regulatory approvals.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2017 and 2016, and the grant-date fair value of those awards:

	Three Months Ended				Six Months Ended
	May 31, 2017		May 31, 2016		May 31, 2017		May 31, 2016
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	21	$2,250	11	$1,004	22	$2,384	14	$1,235
Restricted stock units	5	521	—	9	34	3,937	34	2,763
	26	$2,771	11	$1,013	56	$6,321	48	$3,998
The Company's share-based compensation expense was $4,060 and $8,376 for three and six months ended May 31, 2017, respectively, and $3,767 and $7,230 for the three and six months ended May 31, 2016, respectively. The Company recorded substantially all of its share-based compensation expense in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	May 31, 2017	November 30, 2016
Cash and cash equivalents	$305,566	$380,717
Restricted cash	4,127	6,265
Restricted cash included in Other assets	256	185
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$309,949	$387,167
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements and the issuance of bank guarantees.

	As of
	May 31, 2017	November 30, 2016
Accounts receivable, net:
Accounts receivable	$1,842,996	$1,820,049
Less: Allowance for doubtful accounts	(14,854)	(13,564)
Less: Allowance for sales returns	(40,761)	(49,991)
	$1,787,381	$1,756,494

	As of
	May 31, 2017	November 30, 2016
Property and equipment, net:
Land	$23,613	$23,629
Equipment, computers and software	278,723	255,400
Furniture and fixtures	55,672	51,767
Buildings, building improvements and leasehold improvements	237,991	219,780
Construction-in-progress	18,134	12,007
Total property and equipment, gross	614,133	562,583
Less: Accumulated depreciation	(293,183)	(249,867)
	$320,950	$312,716
Depreciation expense was $19,413 and $38,873 for the three and six months ended May 31, 2017, respectively, and $16,700 and $31,174 for the three and six months ended May 31, 2016, respectively.

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2016	$96,412	$389,827	$486,239
Adjustments from acquisition (See Note 3)	—	(6,311)	(6,311)
Foreign exchange translation	274	5,425	5,699
Balance as of May 31, 2017	$96,686	$388,941	$485,627

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of May 31, 2017			As of November 30, 2016
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$451,676	$(193,960)	$257,716	$448,008	$(160,033)	$287,975
Vendor lists	36,815	(35,562)	1,253	36,815	(34,793)	2,022
Technology	10,900	(4,067)	6,833	10,900	(3,227)	7,673
Other intangible assets	5,940	(5,210)	730	5,827	(4,947)	880
	$505,331	$(238,799)	$266,532	$501,550	$(203,000)	$298,550

Amortization expense was $16,069 and $32,556 for the three and six months ended May 31, 2017, respectively, and $11,794 and $23,498 for the three and six months ended May 31, 2016, respectively.
Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2017 (remaining six months)	$32,210
2018	51,854
2019	40,142
2020	35,124
2021	30,008
thereafter	77,194
Total	$266,532
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, attributable to SYNNEX Corporation were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2016	$713	$(850)	$(4,458)	$(88,521)	$(93,116)
Other comprehensive gain (loss)	490	(13)	558	15,871	16,906
Balance as of May 31, 2017	$1,203	$(863)	$(3,900)	$(72,650)	$(76,210)

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	May 31, 2017			November 30, 2016
	Adjusted Cost Basis	Unrealized Gains	Carrying Value	Adjusted Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Held-to-maturity investments	$5,287	$—	$5,287	$5,109	$—	$5,109

Long-term investments in other assets:
Available-for-sale securities	$975	$1,480	$2,455	$928	$955	$1,883
Held-to-maturity investments	3,951	—	3,951	2,102	—	2,102
Cost-method investments	3,851	—	3,851	3,884	—	3,884

Short-term held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Long-term held-to-maturity investments consist of foreign government bonds of $1,242 purchased pursuant to local regulations, maturing in fiscal year 2023, and term deposits with maturities less than one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term cost-method investments consist of investments in equity securities of private entities.
Available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method investments, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on an internal valuation of the investees. The fair value of foreign government bonds is $1,197 as of May 31, 2017.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
The following table summarizes the fair value of the Company’s derivative instruments as of May 31, 2017 and November 30, 2016:

	Fair Value as of
Balance Sheet Line Item	May 31, 2017	November 30, 2016
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$774	$1,700
Other accrued liabilities	1,168	979
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other accrued liabilities	$1,842	$706
Other long-term liabilities	4,498	6,542
The notional amounts of the foreign exchange forward contracts that were outstanding as of May 31, 2017 and November 30, 2016 were $198,527 and $275,163, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, British Pound, Mexican Peso, Brazilian Real, Indian Rupee, Australian Dollar, Euro, and Japanese Yen, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded losses of $2 and $2,199, respectively, during the three and six months ended May 31, 2017, and losses of $6,292 and $4,458, respectively, during the three and six months ended May 31, 2016, in “Other income (expense), net.” The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
During the three and six months ended May 31, 2017, the Company recorded losses before tax of $1,009 and gains before tax of $908, respectively, and gains before tax of $2,027 and losses before tax of $6,263, respectively, for the three and six months ended May 31, 2016 in "Other comprehensive income (loss)" related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. During the three and six months ended May 31, 2017 and 2016, there was no hedge ineffectiveness related to these derivative instruments. During the three and six months ended May 31, 2017 and 2016, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to, occur; nor are there any anticipated in the normal course of business within the next twelve months.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $693 each as of May 31, 2017 and $1,364 each as of November 30, 2016.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2017				As of November 30, 2016
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$96,500	$96,500	$—	$—	$43,043	$43,043	$—	$—
Available-for-sale securities	2,455	2,455	—	—	1,883	1,883	—	—
Forward foreign currency exchange contracts	774	—	774	—	1,700	—	1,700	—
Liabilities:
Forward foreign currency exchange contracts	$1,168	$—	$1,168	$—	$979	$—	$979	$—
Interest rate swaps	6,340	—	6,340	—	7,248	—	7,248	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including the London Interbank Offered Rate ("LIBOR") spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2017 and November 30, 2016.
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
During the six months ended May 31, 2017, there were no transfers between the fair value measurement category levels.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of a certain customer and its affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. As of May 31, 2017 and November 30, 2016, accounts receivable sold to and held by the financial institution under this program were $43,474 and $8,988, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statement of Operations. During the three and six months ended May 31, 2017 and 2016, discount fees were not material to the Company's results of operations.
SYNNEX Infotec, the Company's Japanese Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of May 31, 2017 and November 30, 2016 were $4,032 and $3,564, respectively.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 16 for further information.
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net sales financed	$287,027	$301,246	$556,420	$559,957
Flooring fees(1)	2,058	2,062	3,761	3,709
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of May 31, 2017 and November 30, 2016, accounts receivable subject to flooring agreements were $45,678 and $65,099, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2017	November 30, 2016
SYNNEX U.S. AR arrangement	$394,900	$262,900
SYNNEX Canada AR arrangement	11,111	—
SYNNEX U.S. credit agreement	570,313	585,938
SYNNEX Infotec credit facility	92,074	81,251
India credit facilities	—	12,000
Other borrowings	23,847	24,877
Total borrowings	1,092,245	966,966
Less: unamortized debt discount and issuance costs	(2,496)	(2,982)
Total borrowings, net of unamortized debt discount and issuance costs	1,089,749	963,984
Less: current portion	(510,717)	(362,889)
Noncurrent portion	$579,032	$601,095
SYNNEX U.S. AR arrangement
The Company has an accounts receivable securitization program to provide additional capital for its operations (the "US AR Arrangement"). The US AR Arrangement expires on November 1, 2019. Under the terms of the US AR Arrangement, the Company’s subsidiary that is the borrower under this facility can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable denominated in United States dollars. The US AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120,000. The effective borrowing cost under the US AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of May 31, 2017 and November 30, 2016, $394,900 and $262,900, respectively, was outstanding under the US AR Arrangement.
Under the terms of the US AR Arrangement, the Company and one of its subsidiaries sell, on a revolving basis, their receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any borrowings under the US AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
SYNNEX Canada AR arrangement
In May 2017, SYNNEX Canada Limited (“SYNNEX Canada”) entered into an accounts receivable securitization program with a bank to transfer eligible trade accounts receivable, on an ongoing revolving basis, up to CAD65,000, or $48,148, through May 10, 2020. The program includes an accordion feature to allow a request to increase the lender's commitment by an additional CAD25,000, or $18,519. Any borrowings under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. It will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD25,000 and an additional 0.55% per annum if the unused portion exceeds CAD25,000. As of May 31, 2017, borrowings outstanding under this arrangement were $11,111.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
As of May 31, 2017 and November 30, 2016, balances outstanding under the term loan component of the U.S. Credit Agreement were $570,313 and $585,938, respectively. There were no borrowings outstanding under the revolving credit facility as of either May 31, 2017 or November 30, 2016.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $126,377. The credit facility is comprised of a JPY6,000,000, or $54,161, term loan and a JPY8,000,000, or $72,216, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of May 31, 2017 and November 30, 2016, the balances outstanding under the term loan component of the facility were $54,161 and $52,420, respectively. Balances outstanding under the revolving credit facility were $37,913 and $28,831 as of May 31, 2017 and November 30, 2016, respectively. The term loan can be repaid at any time prior to expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
SYNNEX Canada revolving line of credit
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35,000, or $25,926. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of May 31, 2017, there were no borrowings outstanding under the credit facility.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

India credit facilities
The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. As of May 31, 2017, there were no borrowings outstanding under these facilities. As of November 30, 2016, $12,000 was outstanding under these facilities.
Other borrowings
As of May 31, 2017 and November 30, 2016, the Company recorded $12,740 and $8,657, respectively, on its Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary’s approved accounts receivable and notes receivable with recourse provisions.
The Company also maintains other local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $29,873. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. As of May 31, 2017 and November 30, 2016, $9,061 and $8,774, respectively, were outstanding under these facilities.
SYNNEX Canada had a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount was a fixed rate of 5.374% per annum. As of November 30, 2016, the balance outstanding on the term loan was $4,064. The loan was repaid in full upon maturity in April 2017.
As of May 31, 2017 and November 30, 2016, the Company had book overdrafts of $2,046 and $3,382, respectively. Book overdrafts represent checks issued in excess of balances on deposit in the applicable bank accounts and which have not been paid by the applicable bank at the balance sheet date. Under the terms of the Company's banking arrangements, the respective financial institutions are not legally obligated to honor the book overdraft balances.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2017 exchange rates.
Future principal payments
As of May 31, 2017, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2017 (remaining six months)	$487,280
2018	104,955
2019	62,510
2020	437,500
$1,092,245
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $9,411 and $17,962, respectively, for the three and six months ended May 31, 2017, and $7,211 and $13,844, respectively, for the three and six months ended May 31, 2016. The variable interest rates ranged between 0.58% and 4.50%, during both the three and six months ended May 31, 2017, and between 0.73% and 3.75% during both the three and six months ended May 31, 2016, respectively.
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2017, the Company was in compliance with all material covenants for the above arrangements.

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$73,148	$44,362	$134,937	$90,924
Less: net income allocated to participating securities(1)	(674)	(468)	(1,254)	(969)
Net income attributable to SYNNEX Corporation common stockholders	$72,474	$43,894	$133,683	$89,955
Weighted-average number of common shares - basic	39,533	39,283	39,513	39,254
Basic earnings attributable to SYNNEX Corporation per common share	$1.83	$1.12	$3.38	$2.29

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$73,148	$44,362	$134,937	$90,924
Less: net income allocated to participating securities(1)	(672)	(466)	(1,250)	(965)
Net income attributable to SYNNEX Corporation common stockholders	$72,476	$43,896	$133,687	$89,959
Weighted-average number of common shares - basic	39,533	39,283	39,513	39,254
Effect of dilutive securities:
Stock options and restricted stock units	178	194	195	216
Weighted-average number of common shares - diluted	39,711	39,477	39,708	39,470
Diluted earnings attributable to SYNNEX Corporation per common share	$1.83	$1.11	$3.37	$2.28

Anti-dilutive shares excluded from diluted earnings per share calculation	15	12	13	13
_____________________________________
(1) Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the three and six months ended May 31, 2017 and 2016 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2017
Revenue	$3,458,320	$481,679	$(3,731)	$3,936,268
External revenue	3,458,243	478,025		3,936,268
Operating income	101,705	23,425	—	125,130
Three months ended May 31, 2016
Revenue	3,047,708	335,925	(4,134)	3,379,499
External revenue	3,047,638	331,861		3,379,499
Operating income (loss)	75,815	(570)	61	75,306
Six months ended May 31, 2017
Revenue	$6,505,016	$959,843	$(7,722)	$7,457,137
External revenue	6,504,864	952,273		7,457,137
Operating income	182,126	44,741	22	226,889
Six months ended May 31, 2016
Revenue	5,832,615	680,617	(8,111)	6,505,121
External revenue	5,832,475	672,646		6,505,121
Operating income	143,486	7,291	155	150,932
Total assets as of May 31, 2017	$5,083,705	$1,534,651	$(1,089,434)	$5,528,922
Total assets as of November 30, 2016	4,844,271	1,614,623	(1,243,613)	5,215,281
Inter-segment elimination represents services and other transactions, principally intercompany loans, between the Company's reportable segments that are eliminated on consolidation.
Geographic information
Shown below is summarized financial information related to the geographic areas in which the Company operates. The revenue attributable to countries is based on the geography of the entities from where the products are delivered or from where customer service contracts are managed.

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenue:
United States	$2,875,986	$2,483,643	$5,375,359	$4,729,991
Canada	389,561	371,703	776,927	732,025
Others	670,721	524,153	1,304,851	1,043,105
Total	$3,936,268	$3,379,499	$7,457,137	$6,505,121

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	May 31, 2017	November 30, 2016
Property and equipment, net:
United States	$132,097	$129,633
India	41,851	41,285
Philippines	33,718	36,219
Others	113,284	105,579
Total	$320,950	$312,716
During the three and six months ended May 31, 2017 and 2016, no other country represented more than 10% of total revenue. As of May 31, 2017 and November 30, 2016, no other country represented more than 10% of total net property and equipment.

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both May 31, 2017 and November 30, 2016, MiTAC Holdings and its affiliates beneficially owned approximately 24% of the Company’s outstanding common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 24% of the Company’s outstanding common stock as of May 31, 2017. These shares are owned by the following entities:

As of May 31, 2017
MiTAC Holdings(1)	5,449
Synnex Technology International Corp.(2)	4,209
Total	9,658
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 376 shares directly held by Matthew Miau and 218 shares indirectly held by Mathew Miau through a charitable remainder trust.

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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $66,076 and $117,092, respectively, during the three and six months ended May 31, 2017, and totaling $32,082 and $61,345, respectively, during the three and six months ended May 31, 2016. The Company’s sales to MiTAC Holdings and its affiliates during the three and six months ended May 31, 2017 totaled $332 and $735, respectively, and totaled $401 and $663, respectively, during the three and six months ended May 31, 2016. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $40 and $73, respectively, during the three and six months ended May 31, 2017, and $42 and $74, respectively, during the three and six months ended May 31, 2016.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible current, retired and resigned employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement in certain foreign subsidiaries. During the three and six months ended May 31, 2017, net pension costs were $1,900 and $3,544, respectively, During the three and six months ended May 31, 2016, net pension costs were $957 and $998, respectively. During the three and six months ended May 31, 2017, the Company contributed $634 and $1,278, respectively, to these plans. During the three and six months ended May 31, 2016, the Company contributed $667 and $1,182, respectively. As of May 31, 2017 and November 30, 2016, these plans were unfunded by $17,758 and $16,113, respectively.
The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government mandated defined contribution plans. During the three and six months ended May 31, 2017, the Company contributed $8,340 and $16,548, respectively, to defined contribution plans. During three and six months ended May 31, 2016, the Company contributed $6,811 and $14,100, respectively, to defined contribution plans.
The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of May 31, 2017 and November 30, 2016, the deferred compensation liability balance was $7,558 and $7,468, respectively.

NOTE 15—EQUITY:
Share repurchase program
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2017, and upon expiration of the program in June 2017, the Company had purchased 207 shares at a total cost of $15,654. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions.
Dividends
The Company paid cash dividends of $9,963 and $7,920 during the three months ended May 31, 2017 and 2016, respectively. On June 22, 2017, the Company announced a cash dividend of $0.25 per share payable on July 28, 2017 to stockholders of record as of July 14, 2017. Future dividends are subject to declaration by the Board of Directors.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the six months ended May 31, 2017 and May 31, 2016 is presented below:

	Six Months Ended May 31, 2017			Six Months Ended May 31, 2016
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,975,776	$22	$1,975,798	$1,799,381	$516	$1,799,897
Issuance of common stock on exercise of options	467	—	467	3,034	—	3,034
Issuance of common stock for employee stock purchase plan	1,393	—	1,393	1,149	—	1,149
Tax benefit from employee stock plans	1,827	—	1,827	4,143	—	4,143
Taxes paid for the settlement of equity awards	(3,611)	—	(3,611)	(2,843)	—	(2,843)
Share-based compensation	8,327	—	8,327	7,210	—	7,210
Changes in ownership of noncontrolling interest	85	(22)	63	—	—	—
Repurchases of common stock	—	—	—	(6,917)	—	(6,917)
Dividends declared	(19,897)	—	(19,897)	(15,887)	—	(15,887)
Comprehensive income:
Net income	134,937	—	134,937	90,924	70	90,994
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	490	—	490	(218)	(1)	(219)
Change in unrealized gain (losses) in defined benefit plans, net of taxes	(13)	—	(13)	(455)	—	(455)
Unrealized gains (losses) on cash flow hedges, net of taxes	558	—	558	(3,826)	—	(3,826)
Foreign currency translation adjustments, net of taxes	15,871	—	15,871	(1,301)	22	(1,279)
Total other comprehensive income (loss)	16,906	—	16,906	(5,800)	21	(5,779)
Total comprehensive income	151,843	—	151,843	85,124	91	85,215
Ending balance:	$2,116,210	$—	$2,116,210	$1,874,394	$607	$1,875,001

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2027. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of May 31, 2017 were as follows:

Fiscal Years Ending November 30,
2017 (remaining six months)	$43,277
2018	81,090
2019	70,695
2020	57,923
2021	37,534
Thereafter	73,002
Total minimum lease payments	$363,521
During the three and six months ended May 31, 2017, rent expense was $28,741 and $56,733, respectively. During the three and six months ended May 31, 2016, rent expense was $25,186 and $50,603, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of May 31, 2017 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2017 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the closing and impact of the potential acquisition of the Westcon-Comstor Americas business on our business and on our goodwill and statements related thereto (including the purchase price, earnout, issuance of shares, potential board seat right, and the investment in Datatec's Westcon EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) businesses), adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates and plans regarding tax repatriation, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as, with respect to the proposed acquisition of the Westcon-Comstor Americas business, the risk that the transaction will not be consummated, failure to receive the necessary shareholder and regulatory approvals, risks associated with the transaction including the ability to successfully integrate employees and operations, diversion of management’s attention and the ability to retain key employee, as well as risks relating to our business including the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained herein under Item 1A and in our Annual Report on Form 10-K for the year ended November 30, 2016. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer engagement strategy to a broad range of enterprises. We provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking/communications/security equipment, consumer electronics, or CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
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
In our Concentrix segment, we provide a comprehensive range of strategic services and solutions to enhance our clients' customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums and in more than 40 languages. Our portfolio of solutions and services support our clients and their customers globally. In fiscal year 2016, we acquired the Minacs group of companies ("Minacs"), which provide greater scale and expanded our services in key industries such as automotive and service offerings such as marketing optimization.
From a geographic perspective, approximately 73% and 72% of our total revenue was from the United States for the three and six months ended May 31, 2017, respectively, and approximately 73% for both the three and six months ended May 31, 2016. The revenue attributable to countries is based on geographical locations from where products are delivered or from where customer service contracts are managed. Approximately 41% of our net property and equipment was located in the United States as of both May 31, 2017 and November 30, 2016, respectively. As of May 31, 2017, we had approximately 108,000 full-time and temporary employees worldwide.
Critical Accounting Policies and Estimates
During the six months ended May 31, 2017, we adopted certain new accounting pronouncements. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for fiscal year ended November 30, 2016 and Note 2 to the Consolidated Financial Statements.
Acquisitions
We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, geographic coverage, and the services we provide to our OEM suppliers and customers. In our Concentrix segment we seek to further enhance our capabilities and domain expertise in our key verticals, and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our customers.
Pending acquisition
On June 5, 2017, we entered into an agreement with Datatec Limited and Datatec PLC (collectively “Datatec”), to acquire Datatec's North America and Latin America distribution businesses, or the Westcon-Comstor Americas business, for a purchase price of $600.0 million, and a potential earnout amount of up to $200.0 million if certain gross profit targets are achieved by the Westcon-Comstor Americas business during the twelve-month period ending February 28, 2018. We will also purchase 10% of Datatec’s EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) distribution businesses for $30.0 million through the purchase of 10% of the shares of each of Westcon Emerging Markets Group (Pty) Limited, a South Africa company, and Westcon Group European Holdings, Limited, a United Kingdom company. The acquisition is related to our Technology Solutions segment and is expected to strengthen our line card in the security, Unified Communications and Collaboration and networking markets, enhance our North American position and expand our footprint into Latin America.
The purchase consideration payable at closing consists of $100.0 million payable in cash and $500.0 million payable in our common stock representing 4.6 million shares, which is approximately 10.25% of our outstanding shares, after giving effect to such issuance. The final purchase consideration could significantly differ due to movements in our common stock price by the closing date. We have the option to pay the entire consideration in cash if our 20-day average stock price at time of closing is greater than $113.78 per share. The earnout amount is payable in cash. If stock is issued as part of the purchase consideration, we will grant Datatec registration rights with respect thereto, and Jens Montanana, CEO of Datatec will be appointed to our Board of Directors, subject to legal and regulatory compliance and Datatec’s continued ownership of at least 5% of all of the outstanding shares of our common stock. We also have an option to purchase an additional 10% equity interest in both the EMEA and APAC distribution businesses within the twelve months following the closing of the acquisition, for an additional consideration of $30.0 million. Completion of the acquisition is subject to customary closing conditions, including Datatec shareholder approval, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other similar antitrust laws in jurisdictions outside the United States, approval of the South African Reserve Bank in accordance with the Exchange Control Regulations, and other regulatory approvals.
Fiscal year 2016 acquisition
During fiscal year 2016, we acquired Minacs for a preliminary purchase price of $435.6 million paid in cash, subject to certain post-closing working capital adjustments. During the six months ended May 31, 2017, we received a refund of $6.5 million related to post-closing adjustments, which reduced the above-mentioned preliminary purchase price to $429.1 million with a corresponding reduction to goodwill.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Products revenue	87.86%	90.18%	87.23%	89.66%
Services revenue	12.14	9.82	12.77	10.34
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(82.96)	(85.25)	(82.42)	(84.73)
Cost of services revenue	(7.58)	(6.05)	(8.00)	(6.38)
Gross profit	9.46	8.70	9.58	8.89
Selling, general and administrative expenses	(6.28)	(6.47)	(6.54)	(6.57)
Operating income	3.18	2.23	3.04	2.32
Interest expense and finance charges, net	(0.22)	(0.20)	(0.22)	(0.20)
Other income (expense), net	(0.01)	0.03	(0.01)	0.08
Income before income taxes	2.95	2.06	2.81	2.20
Provision for income taxes	(1.09)	(0.75)	(1.00)	(0.80)
Net income	1.86	1.31	1.81	1.40
Net loss (income) attributable to noncontrolling interest	0.00	0.00	0.00	(0.00)
Net income attributable to SYNNEX Corporation	1.86%	1.31%	1.81%	1.40%
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2017, in local currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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
Non-GAAP Financial Information:

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
	(in thousands, except per share amounts)
Consolidated
Revenue	$3,936,268	$3,379,499	$7,457,137	$6,505,121
Foreign currency translation	19,169	—	166	—
Revenue in constant currency	$3,955,437	$3,379,499	$7,457,303	$6,505,121

Operating income	$125,130	$75,306	$226,889	$150,932
Acquisition-related and integration expenses	—	568	611	1,570
Restructuring charges	—	3,997	—	3,997
Amortization of intangibles	16,069	11,794	32,556	23,498
Non-GAAP operating income	$141,199	$91,665	$260,056	$179,997
Depreciation	19,413	16,700	38,873	31,174
Adjusted EBITDA	$160,612	$108,365	$298,929	$211,171

Operating margin	3.18%	2.23%	3.04%	2.32%
Non-GAAP operating margin	3.59%	2.71%	3.49%	2.77%

Technology Solutions
Revenue	$3,458,320	$3,047,708	$6,505,016	$5,832,615
Foreign currency translation	15,054		(6,522)
Revenue in constant currency	$3,473,374	$3,047,708	$6,498,494	$5,832,615

Operating income	$101,705	$75,815	$182,126	$143,486

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
	(in thousands, except per share amounts)
Amortization of intangibles	651	662	1,305	1,313
Non-GAAP operating income	$102,356	$76,477	$183,431	$144,799
Depreciation	3,402	3,575	6,878	6,888
Adjusted EBITDA	$105,758	$80,052	$190,309	$151,687

Concentrix
Revenue	$481,679	$335,925	$959,843	$680,617
Foreign currency translation	4,115		6,688
Revenue in constant currency	$485,794	$335,925	$966,531	$680,617

Operating income (loss)	$23,425	$(570)	$44,741	$7,291
Acquisition-related and integration expenses	—	568	611	1,570
Restructuring charges	—	3,997	—	3,997
Amortization of intangibles	15,418	11,132	31,251	22,185
Non-GAAP operating income	$38,843	$15,127	$76,603	$35,043
Depreciation	16,011	13,185	32,018	24,440
Adjusted EBITDA	$54,854	$28,312	$108,621	$59,483

Diluted EPS	$1.83	$1.11	$3.37	$2.28
Acquisition-related and integration expenses	—	0.01	0.02	0.04
Restructuring charges	—	0.10	—	0.10
Amortization of intangibles	0.40	0.30	0.81	0.59
Income taxes related to the above(1)	(0.15)	(0.15)	(0.29)	(0.27)
Non-GAAP diluted EPS(2)	$2.08	$1.37	$3.90	$2.74
_____________________________________
(1) The tax effect of the non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods presented.

(2) The sum of the components of non-GAAP diluted EPS may not agree to totals, as presented, due to rounding.
Three and six Months Ended May 31, 2017 and 2016
Revenue

	Three Months Ended			Six Months Ended
	May 31, 2017	May 31, 2016	Percent Change	May 31, 2017	May 31, 2016	Percent Change
	(in thousands)			(in thousands)
Revenue	$3,936,268	$3,379,499	16.5%	$7,457,137	$6,505,121	14.6%
Technology Solutions revenue	3,458,320	3,047,708	13.5%	6,505,016	5,832,615	11.5%
Concentrix revenue	481,679	335,925	43.4%	959,843	680,617	41.0%
Inter-segment elimination	(3,731)	(4,134)		(7,722)	(8,111)

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
Revenue in our Technology Solutions segment increased during the three and six months ended May 31, 2017 compared to the prior year periods, primarily due to strong demand for our systems design and integration solutions and higher sales of commercial products. This increase was partially offset by decreases in other product lines. Revenue in our Technology Solutions segment during the three months ended May 31, 2017 was unfavorably impacted by foreign currency translation, primarily from the weakening of the Canadian Dollar. During the six months ended May 31, 2017, revenue benefited from foreign currency translation, primarily from the strengthening of the Canadian Dollar and Japanese Yen. On a constant currency basis, revenue in our Technology Solutions segment increased 14.0% and 11.4%, respectively, during the three and six months ended May 31, 2017.
Revenue in our Concentrix segment increased during the three and six months ended May 31, 2017, compared to the prior year periods, primarily due to the Minacs acquisition which became effective on August 1, 2016 and improvement in our automotive vertical. This increase was partially offset by unfavorable foreign currency translation, primarily from the weakening of the British Pound. On a constant currency basis, revenue in our Concentrix segment increased 44.6% and 42.0%, respectively, during the three and six months ended May 31, 2017.
Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2017	May 31, 2016	Percent Change	May 31, 2017	May 31, 2016	Percent Change
	(in thousands)			(in thousands)
Gross profit	$372,245	$294,030	26.6%	$714,028	$578,222	23.5%
Gross margin	9.46%	8.70%		9.58%	8.89%
Technology Solutions gross profit	192,688	166,849	15.5%	358,831	320,626	11.9%
Technology Solutions gross margin	5.57%	5.47%		5.52%	5.50%
Concentrix gross profit	181,459	129,067	40.6%	359,145	261,250	37.5%
Concentrix gross margin	37.67%	38.42%		37.42%	38.38%
Inter-segment elimination	(1,902)	(1,886)		(3,948)	(3,654)
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
Our gross margin increased during the three and six months ended May 31, 2017, compared to the prior year periods, as the Concentrix segment represented a higher proportion of our total gross profit.
Gross profit in our Technology Solutions segment increased during the three and six months ended May 31, 2017, compared to the prior year periods, due to higher sales of our system design and integration solutions and commercial products. Gross margin in our Technology Solutions segment during the three and six months ended May 31, 2017 was comparable to the prior year periods.
Gross profit in our Concentrix segment increased during both the three and six months ended May 31, 2017, compared to the prior year periods, primarily due to the Minacs acquisition and strength in our automotive vertical. In addition, gross profit during the six months ended May 31, 2017 was higher as the prior year period included a loss of $7.3 million on a contract which we exited toward the end of fiscal year 2016. Gross margin in the Concentrix segment decreased during the three and six months ended May 31, 2017, compared to the prior year periods, primarily due to the mix of customers. This decrease in margin during the six months ended May 31, 2017 was partially offset by the favorable impact of the contract mentioned above.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2017	May 31, 2016	Percent Change	May 31, 2017	May 31, 2016	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$247,115	$218,724	13.0%	$487,139	$427,290	14.0%
Percentage of revenue	6.28%	6.47%		6.54%	6.57%
Technology Solutions selling, general and administrative expenses	90,983	91,034	(0.1)%	176,705	177,140	(0.2)%
Technology Solutions percentage of revenue	2.63%	2.99%		2.72%	3.04%
Concentrix selling, general and administrative expenses	158,034	129,637	21.9%	314,404	253,959	23.8%
Concentrix percentage of revenue	32.81%	38.59%		32.76%	37.31%
Inter-segment elimination	(1,902)	(1,947)		(3,970)	(3,809)
Our selling, general and administrative expenses consist primarily of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include cost of warehouses, delivery centers and other non-integration facilities, utility expenses, legal and professional fees, depreciation on certain of our capital equipment, bad debt expense, amortization of our non-technology related intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
During the three and six months ended May 31, 2017, selling, general and administrative expenses in our Technology Solutions segment were comparable to the prior year periods. The percentage of revenue in our Technology Solutions segment during the three and six months ended May 31, 2017 decreased, compared to the prior year periods, as we experienced economies of scale due to our efficient system, infrastructure and effective cost management.
The increase in selling, general and administrative expenses in our Concentrix segment during the three and six months ended May 31, 2017, compared to the prior year periods, was primarily due to the Minacs acquisition. This increase was offset by the favorable impact of certain restructuring activities in the prior year. We incurred $4.0 million of restructuring costs during the three and six months ended May 31, 2016. Amortization of intangible assets increased $4.3 million and $9.1 million, respectively, during the three and six months ended May 31, 2017, primarily due to the Minacs acquisition. We had no acquisition-related and integration expenses during the three months ended May 31, 2017 and incurred $0.6 million during the six months ended May 31, 2017, compared to $0.6 million and $1.6 million during the three and six months ended May 31, 2016, respectively.

Operating income

	Three Months Ended			Six Months Ended
	May 31, 2017	May 31, 2016	Percent Change	May 31, 2017	May 31, 2016	Percent Change
	(in thousands)			(in thousands)
Operating income	$125,130	$75,306	66.2%	$226,889	$150,932	50.3%
Operating margin	3.18%	2.23%		3.04%	2.32%
Technology Solutions operating income	101,705	75,815	34.1%	182,126	143,486	26.9%
Technology Solutions operating margin	2.94%	2.49%		2.80%	2.46%
Concentrix operating income (loss)	23,425	(570)	4,209.6%	44,741	7,291	513.6%
Concentrix operating margin	4.86%	(0.17)%		4.66%	1.07%
Inter-segment eliminations	—	61		22	155
Operating income and margin in our Technology Solutions segment increased during the three and six months ended May 31, 2017, compared to the prior year periods, primarily due to higher sales and resultant profit from our system design and integration solutions and commercial products, and effective management of our operating expenses.
Operating income and margin in our Concentrix segment increased during the three and six months ended May 31, 2017 compared to the prior year periods primarily due to higher gross profit as described earlier, the favorable impact of certain restructuring activities in the prior year, scale, and controls over resource management and discretionary costs.
Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2017	May 31, 2016	Percent Change	May 31, 2017	May 31, 2016	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$8,962	$6,512	37.6%	$17,144	$12,728	34.7%
Percentage of revenue	0.22%	0.20%		0.22%	0.20%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.
Our interest expense and finance charges, net, during the three and six months ended May 31, 2017 increased compared to the prior year periods, primarily due to due to higher interest expense as a result of additional borrowings to fund the Minacs acquisition and to support growth in our Technology Solutions segment, and the impact of step-up interest rate swaps related to our term loan in the United States. In connection with our term loan in the United States, we entered into step-up interest rate swaps, which effectively converted a portion of the floating rate term loan to a fixed interest rate, which is higher than the prevailing floating rate. The fixed rate on the swaps steps up to a higher rate in June each year.
Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2017	May 31, 2016	Percent Change	May 31, 2017	May 31, 2016	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$(206)	$949	(121.7)%	$(529)	$4,983	(110.6)%
Percentage of revenue	(0.01)%	0.03%		(0.01)%	0.08%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.

The decrease in other income (expense), net, during the three months ended May 31, 2017 compared to the prior year period was primarily due to higher foreign currency exchange losses.
The decrease in other income (expense), net, during the six months ended May 31, 2017 compared to the prior year period was primarily due to a $4.1 million benefit received from a class-action legal settlement related to liquid crystal display large screen products in our Canadian Technology Solutions business during the six months ended May 31, 2016.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and six months ended May 31, 2017 was 36.9% and 35.5%, respectively, compared to 36.4% and 36.5%, respectively, for the three and six months ended May 31, 2016. The effective tax rate for the three and six months ended May 31, 2017 changed relative to the prior year periods due to the mix of income in different tax jurisdictions and the settlement of an appeal resulting in a favorable impact during the six months ended May 31, 2017.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		May 31, 2017	May 31, 2016
		(in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$3,936,268	$3,379,499
Accounts receivable, including receivable from related parties	(b)	1,787,437	1,512,760
Days sales outstanding	(b)/((a)/the number of days during the period)	42	41

Days inventory outstanding
Cost of revenue (products and services)	(c)	3,564,023	3,085,469
Inventories	(d)	2,112,590	1,378,055
Days inventory outstanding	(d)/((c)/the number of days during the period)	55	41

Days payable outstanding
Cost of revenue (products and services)	(c)	3,564,023	3,085,469
Accounts payable, including payable to related parties	(e)	1,706,408	1,389,600
Days payable outstanding	(e)/((c)/the number of days during the period)	44	41

Cash conversion cycle		53	41
Cash Flows
Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 53 days and 41 days as of May 31, 2017 and May 31, 2016, respectively. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s purchases outstanding in accounts payable. The increase, compared to the prior year period, was primarily a result of higher inventories to support growth of our systems design and integration solutions line of business. These inventories typically have longer cash conversion cycles.
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
Net cash used in operating activities was $145.6 million during the six months ended May 31, 2017, primarily due to an increase in inventories of $368.2 million. This cash outflow was partially offset by net income of $134.9 million and adjustments for non-cash items of $77.5 million. The increase in inventories was primarily due to strong demand for our systems design and integration solutions. The adjustments for non-cash items consist primarily of amortization, depreciation and stock-based compensation expense.
Net cash provided by operating activities was $283.9 million during the six months ended May 31, 2016, primarily due to net income of $91.0 million, adjustments for non-cash items of $48.9 million and a decrease in accounts receivable of $262.6 million. These cash inflows were partially offset by a decrease in accounts payable of $61.0 million and an increase in inventories of $39.0 million. The decrease in accounts receivable and accounts payable was primarily due to lower revenue in our Technology Solutions segment during the three months ended May 31, 2016 compared to the seasonally higher three months ended November 30, 2015. The adjustments for non-cash items consist primarily of amortization, depreciation, deferred income taxes and stock-based compensation expense.
Net cash used in investing activities during the six months ended May 31, 2017 was $40.1 million, primarily due to capital expenditures of $45.3 million substantially related to our Concentrix segment. This cash outflow was partially offset by $6.5 million of refund of excess consideration received related to the Minacs acquisition as a result of post-closing adjustments.
Net cash used in investing activities during the six months ended May 31, 2016 was $67.3 million, primarily due to capital expenditures of $67.5 million incurred substantially to support growth in our Concentrix segment.
Net cash provided by financing activities during the six months ended May 31, 2017 was $101.6 million, consisting primarily of $122.8 million of net proceeds from our borrowing arrangements to fund our working capital requirements. This cash inflow was partially offset by $19.9 million of dividend payments.
Net cash used in financing activities during the six months ended May 31, 2016 was $47.7 million, consisting primarily of $36.2 million net repayments of our borrowing arrangements and revolving lines of credit and $15.9 million of dividend payments.
Capital Resources
Our cash and cash equivalents totaled $305.6 million and $380.7 million as of May 31, 2017 and November 30, 2016, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $199.1 million and $200.0 million as of May 31, 2017 and November 30, 2016, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations, our existing and planned sources of liquidity and our ability to issue equity in connection with our pending acquisition will be sufficient to satisfy our current and planned working capital and investment needs, including the acquisition of the Westcon-Comstor Americas business, for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
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
On-Balance Sheet Arrangements
In the United States, we have an accounts receivable securitization program, or the US AR Arrangement, to provide additional capital for our operations. The US AR Arrangement expires on November 1, 2019. One of our subsidiaries, which is the borrower under the US AR Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable denominated in United States dollars. The US AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120.0 million. The effective borrowing cost under the US AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of May 31, 2017 and November 30, 2016, $394.9 million and $262.9 million, respectively, were outstanding under the US AR Arrangement.
Under the terms of the US AR Arrangement, we and one of our United States subsidiaries sell, on a revolving basis, our receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our bankruptcy-remote subsidiary as security. Any borrowings under the US AR Arrangement are recorded as debt on our Consolidated Balance Sheets.
In May 2017, SYNNEX Canada Limited, or SYNNEX Canada, entered into an accounts receivable securitization program with a bank to transfer eligible trade accounts receivable, on an ongoing revolving basis, up to CAD65.0 million, or $48.1 million, through May 10, 2020. The program includes an accordion feature to allow a request to increase the lender's commitment by an additional CAD25.0 million, or $18.5 million. Any borrowings under this arrangement are recorded as debt on our Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. We will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD25.0 million and an additional 0.55% per annum if the unused portion exceeds CAD25.0 million. As of May 31, 2017, borrowings outstanding under this arrangement were $11.1 million.
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
As of May 31, 2017 and November 30, 2016, balances outstanding under the term loan component of the U.S. Credit Agreement were $570.3 million and $585.9 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either May 31, 2017 or November 30, 2016.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $126.4 million. The credit agreement is comprised of a JPY6.0 billion, or $54.2 million, term loan and a JPY8.0 billion, or $72.2 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of May 31, 2017 and November 30, 2016, the balances outstanding under the term loan component of the facility were $54.2 million and $52.4 million, respectively. Balances outstanding under the revolving credit facility were $37.9 million and $28.8 million, respectively, as of May 31, 2017 and November 30, 2016. The term loan can be repaid at any time prior to expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35,000, or $25,926. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of May 31, 2017, there were no borrowings outstanding under the credit facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under the credit facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of May 31, 2017, there were no borrowings outstanding under these credit facilities. As of November 30, 2016, $12.0 million was outstanding.
As of May 31, 2017 and November 30, 2016, we recorded $12.7 million and $8.7 million, respectively, on our Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary's approved accounts receivable and notes receivable with recourse provisions.
We also maintain other local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $29.9 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. As of May 31, 2017 and November 30, 2016, $9.1 million and $8.8 million, respectively, were outstanding under these various facilities.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2017 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At May 31, 2017 and November 30, 2016, we had a total of $47.5 million and $12.6 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2017, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans, capital leases and operating lease arrangements. As of May 31, 2017, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. For more information on our future minimum rental obligations under noncancellable lease agreements as of May 31, 2017, see Note 16 to the Consolidated Financial Statements.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through May 31, 2017 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both May 31, 2017 and November 30, 2016, MiTAC Holdings and its affiliates beneficially owned approximately 24% of our outstanding common stock. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2017
(in thousands)
MiTAC Holdings(1)	5,449
Synnex Technology International Corp.(2)	4,209
Total	9,658
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 376 thousand shares directly held by Matthew Miau and 218 thousand shares indirectly held by Matthew Miau through a charitable remainder trust.

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

We purchased inventories from MiTAC Holdings and its affiliates totaling $66.1 million and $117.1 million, respectively, during the three and six months ended May 31, 2017, and totaling $32.1 million and $61.3 million, respectively, during the three and six months ended May 31, 2016. Our sales to MiTAC Holdings, and its affiliates totaled $0.3 million and $0.7 million, respectively, during the three and six months ended May 31, 2017, and totaled $0.4 million and $0.7 million, respectively, during the three and six months ended May 31, 2016. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $40,000 and $73,000, respectively, during the three and six months ended May 31, 2017, and $42,000 and $74,000, respectively, during the three and six months ended May 31, 2016.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the six months ended May 31, 2017 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I-Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. Except as set forth below, there have been no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K.
Risks Related to the Acquisition of the Westcon-Comstor Americas business
Failure to complete the acquisition of the Westcon-Comstor Americas business could negatively impact the stock price and the future of our business and financial results.
We expect the closing for the acquisition of the Westcon-Comstor Americas business to occur in the coming months, subject to customary closing conditions and shareholder and regulatory approvals. There is no assurance that we will receive the necessary shareholder and regulatory approvals or satisfy the other conditions for the completion of the acquisition. If the acquisition is not completed for any reason, we will be subject to risks, including the following:

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
We may not be able to realize all of the anticipated benefits of the acquisition of the Westcon-Comstor Americas business if we fail to integrate this business successfully, which could reduce our profitability and adversely affect our stock price.
If our proposed acquisition of the Westcon-Comstor Americas business closes, our ability to realize the anticipated benefits of the transaction will depend, in part, on our ability to integrate this business successfully and efficiently with our business. The integration of this business in several geographic locations, including ones new to us, is a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two businesses include, among others:

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

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1	Fourth Amendment to Credit Agreement dated May 5, 2017 with Bank of America, N.A.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: July 5, 2017

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Fourth Amendment to Credit Agreement dated May 5, 2017 with Bank of America, N.A.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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