Form 10-Q
period 2017-08-31
SYNNEX CORP
filed 2017-10-03
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 26, 2017
Common Stock, $0.001 par value	39,965,158

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	August 31, 2017	November 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$243,265	$380,717
Restricted cash	3,677	6,265
Short-term investments	5,487	5,109
Accounts receivable, net	1,861,409	1,756,494
Receivable from related parties	72	102
Inventories	2,242,083	1,741,734
Other current assets	97,940	104,609
Total current assets	4,453,933	3,995,030
Property and equipment, net	329,885	312,716
Goodwill	536,306	486,239
Intangible assets, net	279,818	298,550
Deferred tax assets	66,215	58,564
Other assets	73,203	64,182
Total assets	$5,739,360	$5,215,281
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$489,904	$362,889
Accounts payable	1,770,435	1,683,155
Payable to related parties	33,675	30,679
Accrued compensation and benefits	173,146	165,585
Other accrued liabilities	291,599	217,127
Income taxes payable	14,603	17,097
Total current liabilities	2,773,362	2,476,532
Long-term borrowings	564,085	601,095
Other long-term liabilities	114,151	103,217
Deferred tax liabilities	70,891	58,639
Total liabilities	3,522,489	3,239,483
Commitments and contingencies (Note 16)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 40,949 and 40,816 shares issued as of August 31, 2017 and November 30, 2016, respectively	41	41
Additional paid-in capital	458,916	440,713
Treasury stock, 1,373 and 1,339 shares as of August 31, 2017 and November 30, 2016, respectively	(71,184)	(67,262)
Accumulated other comprehensive income (loss)	(46,550)	(93,116)
Retained earnings	1,875,648	1,695,400
Total SYNNEX Corporation stockholders’ equity	2,216,871	1,975,776
Noncontrolling interest	—	22
Total equity	2,216,871	1,975,798
Total liabilities and equity	$5,739,360	$5,215,281
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Revenue:
Products	$3,784,599	$3,267,287	$10,289,463	$9,099,762
Services	492,087	402,527	1,444,360	1,075,173
Total revenue	4,276,686	3,669,814	11,733,823	10,174,935
Cost of revenue:
Products	(3,590,007)	(3,096,529)	(9,736,190)	(8,608,518)
Services	(311,735)	(247,328)	(908,661)	(662,238)
Gross profit	374,944	325,957	1,088,972	904,179
Selling, general and administrative expenses	(252,728)	(227,935)	(739,867)	(655,225)
Operating income	122,216	98,022	349,105	248,954
Interest expense and finance charges, net	(9,754)	(7,517)	(26,898)	(20,245)
Other income (expense), net	1,854	(378)	1,325	4,605
Income before income taxes	114,316	90,127	323,532	233,314
Provision for income taxes	(39,153)	(31,426)	(113,432)	(83,619)
Net income	75,163	58,701	210,100	149,695
Net loss (income) attributable to noncontrolling interest	—	3	—	(67)
Net income attributable to SYNNEX Corporation	$75,163	$58,704	$210,100	$149,628
Earnings attributable to SYNNEX Corporation per common share:
Basic	$1.88	$1.48	$5.27	$3.77
Diluted	$1.87	$1.47	$5.24	$3.75
Weighted-average common shares outstanding:
Basic	39,563	39,346	39,530	39,285
Diluted	39,748	39,534	39,722	39,492
Cash dividends declared per share	$0.25	$0.20	$0.75	$0.60

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net income	$75,163	$58,701	$210,100	$149,695
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for the three and nine months ended August 31, 2017 and 2016	220	(359)	710	(578)
Changes in unrealized losses of defined benefit plans, net of taxes of $0 for the three and nine months ended August 31, 2017 and 2016	(45)	—	(58)	(455)
Unrealized gains (losses) on cash flow hedges, net of taxes of $222 and $(128) for the three and nine months ended August 31, 2017, respectively, and $722 and $3,159 for the three and nine months ended August 31, 2016, respectively	(355)	(1,135)	203	(4,961)
Foreign currency translation adjustments, net of taxes of $(834) and $(895) for the three and nine months ended August 31, 2017, respectively, and $28 and $(1,371) for the three and nine months ended August 31, 2016, respectively	29,840	(2,068)	45,711	(3,347)
Other comprehensive income (loss)	29,660	(3,562)	46,566	(9,341)
Comprehensive income:	104,823	55,139	256,666	140,354
Comprehensive income attributable to noncontrolling interest	—	(9)	—	(100)
Comprehensive income attributable to SYNNEX Corporation	$104,823	$55,130	$256,666	$140,254

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2017	August 31, 2016
Cash flows from operating activities:
Net income	$210,100	$149,695
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	108,302	83,058
Share-based compensation	12,412	10,615
Provision for doubtful accounts	7,299	884
Excess tax benefit from share-based compensation	(2,466)	(5,309)
Deferred income taxes	(746)	(5,811)
Unrealized foreign exchange gains	(2,731)	(8,943)
Others	868	—
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable, including from related parties	(76,866)	224,757
Inventories	(484,650)	(224,752)
Accounts payable, including to related parties	76,463	70,361
Other assets and liabilities	71,846	(20,933)
Net cash (used in) provided by operating activities	(80,169)	273,622
Cash flows from investing activities:
Purchases of investments	(8,487)	(83,671)
Proceeds from sale and maturity of investments	6,230	82,886
Purchases of property and equipment	(72,130)	(95,161)
Acquisition of businesses, net of cash acquired and refunds	(51,309)	(403,923)
Others	1,538	4,123
Net cash used in investing activities	(124,158)	(495,746)
Cash flows from financing activities:
Proceeds from borrowings	5,371,963	1,902,424
Repayments of borrowings	(5,289,800)	(1,851,750)
Dividends paid	(29,852)	(23,809)
Excess tax benefit from share-based compensation	2,466	5,309
Increase (decrease) in book overdrafts	984	(3,501)
Repurchases of common stock	—	(6,917)
Proceeds from issuance of common stock	3,240	6,014
Repurchases of common stock for tax withholdings on equity awards	(3,922)	(3,427)
Others	—	(1,337)
Net cash provided by financing activities	55,079	23,006
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,293	1,112
Net decrease in cash, cash equivalents and restricted cash	(139,955)	(198,006)
Cash, cash equivalents and restricted cash at beginning of period	387,167	424,630
Cash, cash equivalents and restricted cash at end of period	$247,212	$226,624

Supplemental disclosure of non-cash investing activities
Accrued costs for property and equipment purchases	$1,598	$5,135

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2017 and 2016
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2017 and for the three and nine months ended August 31, 2017 and 2016 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2016 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company's significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016. During the nine months ended August 31, 2017, the Company adopted certain new accounting pronouncements which are discussed below.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2017, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through August 31, 2017, such losses have been within management’s expectations.
One customer accounted for 22% and 20%, respectively, of the Company's total revenue during the three and nine months ended August 31, 2017. During the three and nine months ended August 31, 2016, the same customer accounted for 12% and 10%, respectively, of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, HP Inc. accounted for approximately 14% of total revenue during both the three and nine months ended August 31, 2017, and approximately 16% and 17%, respectively, of total revenue during the three and nine months ended August 31, 2016.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of August 31, 2017, one customer comprised 14% of the total accounts receivable balance. As of November 30, 2016, no customer comprised 10% or more of the total accounts receivable balance.
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
Recently adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standard Board (the “FASB”) issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods and interim periods within those annual periods, beginning on or after December 15, 2017. The Company adopted the guidance prospectively in the second quarter of fiscal year 2017. The adoption had no impact on the Company's Consolidated Financial Statements, nor is it likely to have a material impact for the remainder of the fiscal year.
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not exceeding the carrying amount of goodwill. In addition, income tax effects from any tax deductible goodwill shall also be considered in measuring goodwill impairment loss, if applicable. The guidance is effective for annual and interim periods beginning after December 15, 2019 and should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company adopted the guidance prospectively in the first quarter of fiscal year 2017. The adoption had no impact on the Company's Consolidated Financial Statements, nor is it likely to have a material impact for the remainder of the fiscal year.
In November 2016, the FASB issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this new guidance in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's cash flow statement for the nine months ended August 31, 2017, nor is it likely to have a material impact for the remainder of the fiscal year. For the nine months ended August 31, 2016, cash used in investing activities increased by $85,400.
In October 2016, the FASB issued new guidance that requires a reporting entity to recognize the tax expense from intra-entity transfers of assets other than inventory in the selling entity’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buying entity’s jurisdiction would also be recognized at the time of the transfer. The Company adopted this new guidance in the first quarter of fiscal year 2017 using the modified retrospective approach. The adoption did not have a material impact on the Company's Consolidated Financial Statements, nor is it likely to have a material impact for the remainder of the fiscal year.
In August 2016, the FASB issued an amendment to the statement of cash flows. It addresses eight specific cash flow issues to clarify the presentation and classification of cash receipts and cash payments in the statement of cash flows where

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

diversity in practice exists. The Company adopted this new standard in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's cash flows from operating, investing or financing activities, nor is it likely to have a material impact for the remainder of the fiscal year.
In November 2015, the FASB issued a new accounting standard that requires deferred tax liabilities and assets be classified as noncurrent on a company’s balance sheet. The Company adopted this new standard in the first quarter of fiscal year 2017, with retrospective effect. Although the adoption did not materially impact the company's consolidated financial position or results of operations, it resulted in a reclassification of $44,116 of deferred tax assets from current to noncurrent and a reclassification of $448 of deferred tax liabilities from current to noncurrent at November 30, 2016. In addition, the Company offset $5,000 of current deferred tax assets against noncurrent deferred tax liabilities as of November 30, 2016 in order to present a single noncurrent deferred tax balance by tax jurisdiction.
In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Consistent with existing guidance, the new guidance requires an acquirer to disclose the nature and amount of measurement period adjustments. In addition, companies are required to present separately on the face of the income statement or disclose in the notes the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this new standard prospectively in the first quarter of fiscal year 2017. The adoption did not have a material impact on the Company's Consolidated Financial Statements, nor is it likely to have a material impact for the remainder of the fiscal year.
In July 2015, the FASB issued a new accounting standard that simplifies the subsequent measurement of inventory. It replaces the lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this new standard prospectively in the first quarter of fiscal year 2017. The adoption did not have a material impact on the Company's Consolidated Financial Statements, nor is it likely to have a material impact for the remainder of the fiscal year.
In April 2015, the FASB issued new guidance to customers about whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this new standard prospectively in the first quarter of fiscal year 2017. The adoption had no impact on the Company's Consolidated Financial Statements, nor is it likely to have a material impact for the remainder of the fiscal year.
In April 2015, the FASB issued a new accounting standard that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. In August 2015, the FASB clarified that for a line-of-credit arrangement, a company can continue to defer and present the debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this new standard in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's Consolidated Financial Statements, nor is it likely to have a material impact for the remainder of the fiscal year.
Recently issued accounting pronouncements
In August 2017, the FASB issued a new accounting standard that amends and simplifies existing guidance related to hedge accounting in order to allow companies to more accurately present the economic effects of risk management activities in their financial statements. It is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements but expects this new guidance to ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company plans to adopt this guidance in the fourth quarter of fiscal year 2017.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
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
In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. Had the Company adopted this guidance during the nine months ended August 31, 2017, income tax expense would be lower by $639 and $2,466 for the three and nine months ended August 31, 2017, respectively, and net income would be higher by approximately the same amounts. The tax impact is included in additional paid-in capital for the nine months ended August 31, 2017. Cash used in operating activities during the nine months ended August 31, 2017 would be lower by $2,466.
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
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 3—ACQUISITIONS:
Fiscal 2017 acquisitions
On July 31, 2017, the Company acquired 100% of Tigerspike Pty Ltd (“Tigerspike”), a digital products company incorporated in Australia, specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68,457 in cash subject to post-closing adjustments, including $10,000 payable by October 31, 2017. The acquisition is being integrated into the Concentrix segment and is expected to enhance Concentrix' digital and mobility competencies by providing improved business intelligence and performance for its clients through enabling technologies that are designed to create effortless, personalized end-user engagements. Based on the preliminary purchase price allocation, the Company recorded net tangible liabilities of $692, goodwill of $43,727 and intangible assets of $25,423, primarily comprising customer relationships and technology. The primary area of the preliminary purchase price allocation that is not yet finalized relates to the valuation of intangible assets acquired. Acquisition-related and integration expenses incurred were $321 during both the three and nine months ended August 31, 2017. These charges were recorded in “Selling, general and administrative expenses.”
Subsequent to the fiscal quarter ended August 31, 2017, on September 1, 2017, the Company acquired the North America and Latin America distribution businesses, of Datatec Limited, a public limited company incorporated in the Republic of South Africa (“Datatec”), through the purchase of 100% of the shares of its subsidiary, Westcon Group, Inc., a Delaware company (“Westcon-Comstor Americas”). The purchase price of approximately $600,000 was paid in cash. In addition, a potential earnout amount of up to $200,000 will be payable in cash if certain gross profit targets are achieved for the twelve-month period ending February 28, 2018. The acquisition is related to the Technology Solutions segment and is expected to strengthen the Company’s line card in the security, Unified Communications and Collaboration and networking markets, enhance the Company’s North American position and expand the Company’s footprint into Latin America.
The Company also purchased 10% of Datatec’s EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) distribution businesses for $30,000 through the purchase of 10% of the shares of each of Westcon Emerging Markets Group (Pty) Limited, a South Africa company, and Westcon Group European Holdings, Limited, a United Kingdom company. The Company has an option to purchase up to an additional 10% equity interest in each of the EMEA and APAC distribution businesses within the twelve months following the closing of the acquisition, for an additional cash consideration of up to $30,000 depending on the percentage of equity interest the Company determines to purchase in either entity.
In order to fund the acquisition, the Company amended and increased its existing senior secured credit agreement in the United States on September 1, 2017. See Note 10 for further information.
For its fiscal year ended February 28, 2017, Westcon-Comstor Americas generated $2,235 in revenue. Given the short period of time from the close of the acquisition to the filing of this Form10-Q, the Company is in the process of compiling the initial accounting for the Westcon-Comstor Americas combination including the determination of the fair values of the earnout amount and the range of outcomes, certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income and non-income based taxes and residual goodwill and the amount of goodwill that will be deductible for tax purposes.
Fiscal 2016 acquisition
In August 2016, the Company acquired 100% of the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a purchase price of $429,135 paid in cash, after certain post-closing adjustments. During the nine months ended August 31, 2017, the Company received a refund of $6,500 related to post-closing adjustments. This amount is reflected in the Consolidated Statements of Cash Flows under investing activities. The Company also recorded certain immaterial measurement period adjustments to the fair value of acquired net tangible assets. Acquisition-related and integration expenses were $9,798, of which $0 and $611, respectively, were incurred during the three and nine months ended August 31, 2017. These charges were recorded in “Selling, general and administrative expenses.”

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
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
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2017 and 2016, and the grant-date fair value of those awards:

	Three Months Ended				Nine Months Ended
	August 31, 2017		August 31, 2016		August 31, 2017		August 31, 2016
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	2	$250	2	$175	25	$2,803	16	$1,410
Restricted stock units	—	—	1	76	33	3,768	35	2,840
	2	$250	3	$251	58	$6,571	51	$4,250
The Company's share-based compensation expense was $4,125 and $12,501 for three and nine months ended August 31, 2017, respectively, and $3,424 and $10,654 for the three and nine months ended August 31, 2016, respectively. The Company recorded substantially all of its share-based compensation expense in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	August 31, 2017	November 30, 2016
Cash and cash equivalents	$243,265	$380,717
Restricted cash	3,677	6,265
Restricted cash included in other assets	270	185
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$247,212	$387,167
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements and the issuance of bank guarantees.

	As of
	August 31, 2017	November 30, 2016
Accounts receivable, net:
Accounts receivable	$1,926,103	$1,820,049
Less: Allowance for doubtful accounts	(18,653)	(13,564)
Less: Allowance for sales returns	(46,041)	(49,991)
	$1,861,409	$1,756,494

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	August 31, 2017	November 30, 2016
Property and equipment, net:
Land	$23,953	$23,629
Equipment, computers and software	291,688	255,400
Furniture and fixtures	56,819	51,767
Buildings, building improvements and leasehold improvements	243,772	219,780
Construction-in-progress	27,643	12,007
Total property and equipment, gross	643,875	562,583
Less: Accumulated depreciation	(313,990)	(249,867)
	$329,885	$312,716
Depreciation expense was $20,185 and $59,058 for the three and nine months ended August 31, 2017, respectively, and $15,375 and $46,549 for the three and nine months ended August 31, 2016, respectively.

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2016	$96,412	$389,827	$486,239
Additions from acquisitions, net of adjustments (See Note 3)	—	37,642	37,642
Foreign exchange translation	3,494	8,931	12,425
Balance as of August 31, 2017	$99,906	$436,400	$536,306

	As of August 31, 2017			As of November 30, 2016
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$468,123	$(211,132)	$256,991	$448,008	$(160,033)	$287,975
Vendor lists	36,815	(35,946)	869	36,815	(34,793)	2,022
Technology	26,154	(4,741)	21,413	10,900	(3,227)	7,673
Other intangible assets	5,939	(5,394)	545	5,827	(4,947)	880
	$537,031	$(257,213)	$279,818	$501,550	$(203,000)	$298,550

Amortization expense was $16,688 and $49,244 for the three and nine months ended August 31, 2017, respectively, and $13,011 and $36,509 for the three and nine months ended August 31, 2016, respectively.
Estimated future amortization expense of the Company's intangible assets, including preliminary estimates from the acquisition of Tigerspike, is as follows:

Fiscal Years Ending November 30,
2017 (remaining three months)	$17,102
2018	57,971
2019	46,025
2020	40,907
2021	35,690
thereafter	82,123
Total	$279,818

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, attributable to SYNNEX Corporation were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2016	$713	$(850)	$(4,458)	$(88,521)	$(93,116)
Other comprehensive gain (loss)	710	(58)	203	45,711	46,566
Balance as of August 31, 2017	$1,423	$(908)	$(4,255)	$(42,810)	$(46,550)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	August 31, 2017			November 30, 2016
	Adjusted Cost Basis	Unrealized Gains	Carrying Value	Adjusted Cost Basis	Unrealized Gains	Carrying Value
Short-term investments:
Held-to-maturity investments	$5,487	$—	$5,487	$5,109	$—	$5,109

Long-term investments in other assets:
Available-for-sale securities	$988	$1,711	$2,699	$928	$955	$1,883
Held-to-maturity investments	4,963	—	4,963	2,102	—	2,102
Cost-method investments	3,835	—	3,835	3,884	—	3,884

Short-term held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Long-term held-to-maturity investments consist of foreign government bonds of $1,242 purchased pursuant to local regulations, maturing in fiscal year 2023, and term deposits with maturities not exceeding one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term cost-method investments consist of investments in equity securities of private entities.
Available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method investments, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on an internal valuation of the investees. The fair value of foreign government bonds is $1,173 as of August 31, 2017.
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
For the three and nine months ended August 31, 2017 and 2016
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
The following table summarizes the fair value of the Company’s derivative instruments as of August 31, 2017 and November 30, 2016:

	Fair Value as of
Balance Sheet Line Item	August 31, 2017	November 30, 2016
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$940	$1,700
Other accrued liabilities	1,187	979
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other accrued liabilities	$1,295	$706
Other long-term liabilities	5,622	6,542
The notional amounts of the foreign exchange forward contracts that were outstanding as of August 31, 2017 and November 30, 2016 were $209,539 and $275,163, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, British Pound, Philippines Peso, Mexican Peso, Euro, Brazilian Real, Japanese Yen and Australian Dollar, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded losses of $1,581 and $3,780, respectively,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

during the three and nine months ended August 31, 2017, and losses of $1,668 and $6,126, respectively, during the three and nine months ended August 31, 2016, in “Other income (expense), net.”
During the three and nine months ended August 31, 2017, the Company recorded losses before tax of $577 and gains before tax of $331, respectively, and losses before tax of $1,857 and $8,120, respectively, for the three and nine months ended August 31, 2016 in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. During the three and nine months ended August 31, 2017 and 2016, there was no hedge ineffectiveness related to these derivative instruments. During the three and nine months ended August 31, 2017 and 2016, there were no gains or losses recognized in earnings associated with an underlying exposure that did not, or was not expected to occur; nor are there any anticipated in the normal course of business within the next twelve months.
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $935 each as of August 31, 2017 and $1,364 each as of November 30, 2016.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2017				As of November 30, 2016
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$49,048	$49,048	$—	$—	$43,043	$43,043	$—	$—
Available-for-sale securities	2,699	2,699	—	—	1,883	1,883	—	—
Forward foreign currency exchange contracts	940	—	940	—	1,700	—	1,700	—
Liabilities:
Forward foreign currency exchange contracts	$1,187	$—	$1,187	$—	$979	$—	$979	$—
Interest rate swaps	6,917	—	6,917	—	7,248	—	7,248	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including the London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2017 and November 30, 2016.
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
During the nine months ended August 31, 2017, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of a certain customer and its affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. As of August 31, 2017 and November 30, 2016, accounts receivable sold to and held by the financial institution under this program were $8,774 and $8,988, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statement of Operations. During the three and nine months ended August 31, 2017 and 2016, discount fees were not material to the Company's results of operations.
SYNNEX Infotec, the Company's Japanese Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of August 31, 2017 and November 30, 2016 were $2,414 and $3,564, respectively.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net sales financed	$313,058	$362,491	$869,478	$922,448
Flooring fees(1)	2,126	2,287	5,887	5,996
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of August 31, 2017 and November 30, 2016, accounts receivable subject to flooring agreements were $63,665 and $65,099, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2017	November 30, 2016
SYNNEX U.S. AR arrangement	$353,000	$262,900
SYNNEX Canada AR arrangement	24,033	—
SYNNEX U.S. credit agreement	558,594	585,938
SYNNEX Infotec credit facility	95,472	81,251
India credit facilities	12,000	12,000
Other borrowings	13,099	24,877
Total borrowings	1,056,198	966,966
Less: unamortized debt discount and issuance costs	(2,209)	(2,982)
Total borrowings, net of unamortized debt discount and issuance costs	1,053,989	963,984
Less: current portion	(489,904)	(362,889)
Noncurrent portion	$564,085	$601,095
SYNNEX U.S. AR arrangement
The Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). The U.S. AR Arrangement expires on November 1, 2019. Under the terms of the U.S. AR Arrangement, the Company’s subsidiary that is the borrower under this facility can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable denominated in United States dollars. The U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120,000. The effective borrowing cost under the U.S. AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate (“LIBOR”), plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of August 31, 2017 and November 30, 2016, $353,000 and $262,900, respectively, was outstanding under the U.S. AR Arrangement.
Under the terms of the U.S. AR Arrangement, the Company and one of its subsidiaries sell, on a revolving basis, their receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any borrowings under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
SYNNEX Canada AR arrangement
In May 2017, SYNNEX Canada Limited (“SYNNEX Canada”) entered into an accounts receivable securitization program with a bank to transfer eligible trade accounts receivable, on an ongoing revolving basis, up to CAD65,000, or $52,071, through May 10, 2020. The program includes an accordion feature to allow a request to increase the lender's commitment by an additional CAD25,000, or $20,027. Any borrowings under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. It will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD25,000 and an additional 0.55% per annum if the unused portion exceeds CAD25,000. As of August 31, 2017, borrowings outstanding under this arrangement were $24,033.
SYNNEX U.S. credit agreement
As of August 31, 2017, the Company’s senior secured credit agreement (the “U.S. Credit Agreement”) was comprised of a $275,000 revolving credit facility and a $625,000 term loan. The Company could request incremental commitments to increase the principal amount of the revolving line of credit or term loan available under the U.S. Credit Agreement up to $350,000.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company’s option. Through August 31, 2017, loans borrowed under the U.S. Credit Agreement had interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which could range from 1.50% to 2.25%, based on the Company’s consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the U.S. Credit Agreement that were not LIBOR loans, but were instead base rate loans, had interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which could range from 0.50% to 1.25%, based on the Company's consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement. The unused revolving credit facility was subject to a commitment fee ranging from 0.20% to 0.35% per annum, based on the Company's consolidated leverage ratios.
As of August 31, 2017 and November 30, 2016, balances outstanding under the term loan component of the U.S. Credit Agreement were $558,594 and $585,938, respectively. There were no borrowings outstanding under the revolving credit facility as of either August 31, 2017 or November 30, 2016.
Subsequent to the fiscal quarter ended August 31, 2017, on September 1, 2017, the U.S. Credit Agreement was amended to increase the revolving credit facility commitment to $600,000 and the term loan to $1,200,000. The incremental commitment amount to increase the principal amount of the revolving line of credit or term loan was increased to $400,000. The U.S. Credit Agreement was extended to mature in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15,000 commencing on February 28, 2018, with the unpaid balance due in full on the September 2022 maturity date. Interest on the borrowings under the U.S. Credit Agreement was amended to change the margin for LIBOR loans to range from 1.25% to 2.00% and for base rate loans to range from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. In addition, the commitment fee was modified to range from 0.175% to 0.30% per annum. The entire term loan of $1,200,000 was fully drawn in September 2017.
SYNNEX Infotec credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $127,296. The credit facility is comprised of a JPY6,000,000, or $54,555, term loan and a JPY8,000,000, or $72,741, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of August 31, 2017 and November 30, 2016, the balances outstanding under the term loan component of the facility were $54,555 and $52,420, respectively. Balances outstanding under the revolving credit facility were $40,917 and $28,831 as of August 31, 2017 and November 30, 2016, respectively. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
SYNNEX Canada revolving line of credit
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35,000, or $28,038. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of August 31, 2017, there were no borrowings outstanding under the credit facility.
India credit facilities
The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. As of both August 31, 2017 and November 30, 2016, $12,000 was outstanding under these facilities.
Other borrowings
As of August 31, 2017 and November 30, 2016, the Company recorded $8,683 and $8,657, respectively, on its Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary’s approved accounts receivable and notes receivable with recourse provisions.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The Company also maintains other lines of credit with financial institutions at certain locations outside the United States aggregating $21,907. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. As of August 31, 2017 and November 30, 2016, $31 and $8,774, respectively, was outstanding under these facilities.
SYNNEX Canada had a term loan associated with the purchase of its logistics facility in Guelph, Canada. The interest rate for the unpaid principal amount was a fixed rate of 5.374% per annum. As of November 30, 2016, the balance outstanding on the term loan was $4,064. The loan was repaid in full upon maturity in April 2017.
As of August 31, 2017 and November 30, 2016, the Company had book overdrafts of $4,385 and $3,382, respectively. Book overdrafts represent checks issued in excess of balances on deposit in the applicable bank accounts and which have not been paid by the applicable bank at the balance sheet date. Under the terms of the Company's banking arrangements, the respective financial institutions are not legally obligated to honor the book overdraft balances.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2017 exchange rates.
Future principal payments
As of August 31, 2017, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2017 (remaining three months)	$450,842
2018	105,349
2019	62,507
2020	437,500
$1,056,198
Refer above for the increase in the Company’s term loan amount and extension of the maturity date under the U.S. credit agreement subsequent to August 31, 2017.
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $10,224 and $28,186, respectively, for the three and nine months ended August 31, 2017, and $8,178 and $22,022, respectively, for the three and nine months ended August 31, 2016. The variable interest rates ranged between 0.71% and 4.50% during the three months ended August 31, 2017, and 0.58% and 4.50% during the nine months ended August 31, 2017, and between 0.73% and 4.00% during both the three and nine months ended August 31, 2016.
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2017, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$75,163	$58,704	$210,100	$149,628
Less: net income allocated to participating securities(1)	(689)	(592)	(1,951)	(1,566)
Net income attributable to SYNNEX Corporation common stockholders	$74,474	$58,112	$208,149	$148,062
Weighted-average number of common shares - basic	39,563	39,346	39,530	39,285
Basic earnings attributable to SYNNEX Corporation per common share	$1.88	$1.48	$5.27	$3.77

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$75,163	$58,704	$210,100	$149,628
Less: net income allocated to participating securities(1)	(686)	(589)	(1,943)	(1,559)
Net income attributable to SYNNEX Corporation common stockholders	$74,477	$58,115	$208,157	$148,069
Weighted-average number of common shares - basic	39,563	39,346	39,530	39,285
Effect of dilutive securities:
Stock options and restricted stock units	185	188	192	207
Weighted-average number of common shares - diluted	39,748	39,534	39,722	39,492
Diluted earnings attributable to SYNNEX Corporation per common share	$1.87	$1.47	$5.24	$3.75

Anti-dilutive shares excluded from diluted earnings per share calculation	9	5	12	10
_____________________________________
(1) Restricted stock awards granted to employees and non-employee directors by the Company and its subsidiaries are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the three and nine months ended August 31, 2017 and 2016 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2017
Revenue	$3,784,678	$495,974	$(3,966)	$4,276,686
External revenue	3,784,599	492,087		4,276,686
Operating income	99,968	22,248	—	122,216
Three months ended August 31, 2016
Revenue	3,267,354	406,715	(4,255)	3,669,814
External revenue	3,267,287	402,527		3,669,814
Operating income	79,410	18,564	48	98,022
Nine months ended August 31, 2017
Revenue	$10,289,694	$1,455,817	$(11,688)	$11,733,823
External revenue	10,289,463	1,444,360		11,733,823
Operating income	282,094	66,989	22	349,105
Nine months ended August 31, 2016
Revenue	9,099,969	1,087,332	(12,366)	10,174,935
External revenue	9,099,762	1,075,173		10,174,935
Operating income	222,896	25,855	203	248,954
Total assets as of August 31, 2017	$5,226,676	$1,632,479	$(1,119,795)	$5,739,360
Total assets as of November 30, 2016	4,844,271	1,614,623	(1,243,613)	5,215,281
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

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Revenue:
United States	$3,188,407	$2,726,126	$8,563,766	$7,456,117
Canada	410,916	369,439	1,187,843	1,101,464
Others	677,363	574,249	1,982,214	1,617,354
Total	$4,276,686	$3,669,814	$11,733,823	$10,174,935

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	August 31, 2017	November 30, 2016
Property and equipment, net:
United States	$139,552	$129,633
India	40,477	41,285
Philippines	32,001	36,219
Others	117,855	105,579
Total	$329,885	$312,716
During the three and nine months ended August 31, 2017 and 2016, no other country represented more than 10% of total revenue. As of August 31, 2017 and November 30, 2016, no other country represented more than 10% of total net property and equipment.

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both August 31, 2017 and November 30, 2016, MiTAC Holdings and its affiliates beneficially owned approximately 24% of the Company’s outstanding common stock. Mr. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 24% of the Company’s outstanding common stock as of August 31, 2017. These shares are owned by the following entities:

As of August 31, 2017
MiTAC Holdings(1)	5,449
Synnex Technology International Corp.(2)	4,209
Total	9,658
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 376 shares directly held by Mr. Matthew Miau and 218 shares indirectly held by Mr. Mathew Miau through a charitable remainder trust.

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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $66,298 and $183,390, respectively, during the three and nine months ended August 31, 2017, and totaling $44,060 and $105,405, respectively, during the three and nine months ended August 31, 2016. The Company’s sales to MiTAC Holdings and its affiliates during the three and nine months ended August 31, 2017 totaled $237 and $972, respectively, and totaled $635 and $1,298, respectively, during the three and nine months ended August 31, 2016. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $36 and $109, respectively, during the three and nine months ended August 31, 2017, and $98 and $172, respectively, during the three and nine months ended August 31, 2016.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
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
Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC Holdings nor Synnex Technology International is restricted from competing with the Company.

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides government mandated postemployment defined benefit plans to eligible employees in certain foreign subsidiaries. Net pension costs were $1,456 and $5,000, respectively, during the three and nine months ended August 31, 2017, and $911 and $1,909, respectively, during the three and nine months ended August 31, 2016. The Company contributed $1,321 and $2,599, respectively, to these plans during the three and nine months ended August 31, 2017, and $776 and $1,958, respectively, during the three and nine months ended August 31, 2016. As of August 31, 2017 and November 30, 2016, these plans were unfunded by $17,643 and $16,113, respectively.
The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government mandated defined contribution plans. During the three and nine months ended August 31, 2017, the Company contributed $8,062 and $24,611, respectively, to defined contribution plans. During three and nine months ended August 31, 2016, the Company contributed $8,138 and $22,238, respectively, to defined contribution plans.
The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of August 31, 2017 and November 30, 2016, the deferred compensation liability balance was $7,604 and $7,468, respectively.

NOTE 15—EQUITY:
Share repurchase program
In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2017, the Company had not repurchased any shares under the program.
In June 2014, the Board of Directors authorized a three-year $100,000 share repurchase program pursuant to which the Company could repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. Through the expiration of the program in June 2017, the Company had purchased 207 shares at a total cost of $15,654. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
Dividends
The Company paid cash dividends of $9,955 and $7,922 during the three months ended August 31, 2017 and 2016, respectively. On September 25, 2017, the Company announced a cash dividend of $0.30 per share payable on October 27, 2017 to stockholders of record as of October 13, 2017. Future dividends are subject to declaration by the Board of Directors.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the nine months ended August 31, 2017 and 2016 is presented below:

	Nine Months Ended August 31, 2017			Nine Months Ended August 31, 2016
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$1,975,776	$22	$1,975,798	$1,799,381	$516	$1,799,897
Issuance of common stock on exercise of options	1,053	—	1,053	4,243	—	4,243
Issuance of common stock for employee stock purchase plan	2,187	—	2,187	1,771	—	1,771
Tax benefit from employee stock plans	2,466	—	2,466	5,262	—	5,262
Taxes paid for the settlement of equity awards	(3,922)	—	(3,922)	(3,427)	—	(3,427)
Share-based compensation	12,412		12,412	10,615	—	10,615
Changes in ownership of noncontrolling interest	85	(22)	63	(628)	(578)	(1,206)
Repurchases of common stock	—	—	—	(6,917)	—	(6,917)
Dividends declared	(29,852)	—	(29,852)	(23,809)	—	(23,809)
Comprehensive income:
Net income	210,100	—	210,100	149,628	67	149,695
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	710	—	710	(575)	(3)	(578)
Change in unrealized gain (losses) in defined benefit plans, net of taxes	(58)	—	(58)	(455)	—	(455)
Unrealized gains (losses) on cash flow hedges, net of taxes	203	—	203	(4,961)	—	(4,961)
Foreign currency translation adjustments, net of taxes	45,711	—	45,711	(3,383)	36	(3,347)
Total other comprehensive income (loss)	46,566	—	46,566	(9,374)	33	(9,341)
Total comprehensive income	256,666	—	256,666	140,254	100	140,354
Ending balance:	$2,216,871	$—	$2,216,871	$1,926,745	$38	$1,926,783

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2017 and 2016
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2027. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of August 31, 2017 were as follows:

Fiscal Years Ending November 30,
2017 (remaining three months)	$23,075
2018	87,070
2019	76,209
2020	62,148
2021	40,481
Thereafter	82,473
Total minimum lease payments	$371,456
During the three and nine months ended August 31, 2017, rent expense was $28,504 and $85,237, respectively. During the three and nine months ended August 31, 2016, rent expense was $26,395 and $76,998, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of August 31, 2017 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2017 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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
When used in this Quarterly Report on Form 10-Q or the Report, the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the impact of the acquisition of Tigerspike and the Westcon-Comstor Americas business on our business, and the investment in Datatec's Westcon EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) businesses, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates and plans regarding tax repatriation, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as, with respect to the acquisition of Tigerspike and the Westcon-Comstor Americas business, the risks associated with the transaction including the ability to successfully integrate employees and operations, diversion of management’s attention and the ability to retain key employee, as well as risks relating to our business including the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained herein under Item 1A and in our Annual Report on Form 10-K for the year ended November 30, 2016. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
From a geographic perspective, approximately 75% and 73% of our total revenue was from the United States for the three and nine months ended August 31, 2017, respectively, and approximately 74% and 73% for the three and nine months ended August 31, 2016, respectively. The revenue attributable to countries is based on geographical locations from where products are delivered or from where customer service contracts are managed. Approximately 42% and 41% of our net property and equipment was located in the United States as of both August 31, 2017 and November 30, 2016, respectively. As of August 31, 2017, we had approximately 111,000 full-time and temporary employees worldwide.
Critical Accounting Policies and Estimates
During the nine months ended August 31, 2017, we adopted certain new accounting pronouncements. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for fiscal year ended November 30, 2016 and Note 2 to the Consolidated Financial Statements.
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
Fiscal 2017 acquisitions
On July 31, 2017, we acquired Tigerspike, a digital products company specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68.5 million in cash subject to post-closing adjustments, including $10.0 million payable by October 31, 2017. The acquisition is being integrated into our Concentrix segment and is expected to enhance Concentrix' digital and mobility competencies by providing improved business intelligence and performance for its clients through enabling technologies that are designed to create effortless, personalized end-user engagements. The preliminary purchase price allocation consisted of net tangible liabilities of $0.7 million, goodwill of $43.7 million and intangible assets of $25.4 million.
Subsequent to the fiscal quarter ended August 31, 2017, on September 1, 2017, we acquired the North America and Latin America distribution businesses, or the Westcon-Comstor Americas business, of Datatec, for a purchase price of approximately $600.0 million paid in cash, and a potential earnout amount of up to $200.0 million, payable in cash if certain gross profit targets are achieved by the Westcon-Comstor Americas business for the twelve-month period ending February 28, 2018. The acquisition is related to our Technology Solutions segment and is expected to strengthen our line card in the security, Unified Communications and Collaboration and networking markets, enhance our North American position and expand our footprint into Latin America. For its fiscal year ended February 28, 2017, the Westcon Americas business generated approximately $2.2 billion of revenue.

We also purchased 10% of Datatec’s EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) distribution businesses for $30.0 million through the purchase of 10% of the shares of each of Westcon Emerging Markets Group (Pty) Limited, a South Africa company, and Westcon Group European Holdings, Limited, a United Kingdom company. We have an option to purchase up to an additional 10% equity interest in each of the EMEA and APAC distribution businesses within the twelve months following the closing of the acquisition, for an additional cash consideration of up to $30.0 million depending on the percentage of equity interest we determine to purchase in either entity.
Fiscal year 2016 acquisition
During fiscal year 2016, we acquired the Minacs group of companies (“Minacs”) for a purchase price of $429.1 million paid in cash. The acquisition provides greater scale and expanded our services in key industries such as automotive, and service offerings such as marketing optimization.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Products revenue	88.49%	89.03%	87.69%	89.43%
Services revenue	11.51	10.97	12.31	10.57
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(83.94)	(84.38)	(82.98)	(84.61)
Cost of services revenue	(7.29)	(6.74)	(7.74)	(6.50)
Gross profit	8.77	8.88	9.28	8.89
Selling, general and administrative expenses	(5.91)	(6.21)	(6.30)	(6.44)
Operating income	2.86	2.67	2.98	2.45
Interest expense and finance charges, net	(0.23)	(0.20)	(0.23)	(0.21)
Other income (expense), net	0.04	(0.01)	0.01	0.05
Income before income taxes	2.67	2.46	2.76	2.29
Provision for income taxes	(0.91)	(0.86)	(0.97)	(0.82)
Net income	1.76	1.60	1.79	1.47
Net loss (income) attributable to noncontrolling interest	0.00	0.00	0.00	(0.00)
Net income attributable to SYNNEX Corporation	1.76%	1.60%	1.79%	1.47%
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2017, in local currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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
Non-GAAP Financial Information:

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
	(in thousands, except per share amounts)
Consolidated
Revenue	$4,276,686	$3,669,814	$11,733,823	$10,174,935
Foreign currency translation	9,131		9,297
Revenue in constant currency	$4,285,817	$3,669,814	$11,743,120	$10,174,935

Operating income	$122,216	$98,022	$349,105	$248,954
Acquisition-related and integration expenses	1,026	2,358	1,637	3,928
Restructuring charges	—	258	—	4,255
Amortization of intangibles	16,688	13,011	49,244	36,509
Non-GAAP operating income	$139,930	$113,649	$399,986	$293,646
Depreciation	20,185	15,375	59,058	46,549
Adjusted EBITDA	$160,115	$129,024	$459,044	$340,195

Operating margin	2.86%	2.67%	2.98%	2.45%
Non-GAAP operating margin	3.27%	3.10%	3.41%	2.89%

Technology Solutions
Revenue	$3,784,678	$3,267,354	$10,289,694	$9,099,969
Foreign currency translation	8,827		2,305
Revenue in constant currency	$3,793,505	$3,267,354	$10,291,999	$9,099,969

Operating income	$99,968	$79,410	$282,094	$222,896
Acquisition-related and integration expenses	705	—	705	—
Amortization of intangibles	656	674	1,961	1,987
Non-GAAP operating income	$101,329	$80,084	$284,760	$224,883
Depreciation	3,530	3,558	10,408	10,446

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
	(in thousands, except per share amounts)
Adjusted EBITDA	$104,859	$83,642	$295,168	$235,329

Concentrix
Revenue	$495,974	$406,715	$1,455,817	$1,087,332
Foreign currency translation	304		6,992
Revenue in constant currency	$496,278	$406,715	$1,462,809	$1,087,332

Operating income	$22,248	$18,564	$66,989	$25,855
Acquisition-related and integration expenses	321	2,358	932	3,928
Restructuring charges	—	258	—	4,255
Amortization of intangibles	16,032	12,337	47,283	34,522
Non-GAAP operating income	$38,601	$33,517	$115,204	$68,560
Depreciation	16,655	11,866	48,673	36,306
Adjusted EBITDA	$55,256	$45,383	$163,877	$104,866

Diluted EPS	$1.87	$1.47	$5.24	$3.75
Acquisition-related and integration expenses	0.03	0.06	0.04	0.10
Restructuring charges	—	0.01	—	0.11
Amortization of intangibles	0.42	0.33	1.23	0.91
Income taxes related to the above(1)	(0.15)	(0.14)	(0.44)	(0.40)
Non-GAAP diluted EPS(2)	$2.16	$1.73	$6.06	$4.47
_____________________________________
(1) The tax effect of the non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods presented.

(2) The sum of the components of non-GAAP diluted EPS may not agree to totals, as presented, due to rounding.
Three and Nine Months Ended August 31, 2017 and 2016
Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2017	August 31, 2016	Percent Change	August 31, 2017	August 31, 2016	Percent Change
	(in thousands)			(in thousands)
Revenue	$4,276,686	$3,669,814	16.5%	$11,733,823	$10,174,935	15.3%
Technology Solutions revenue	3,784,678	3,267,354	15.8%	10,289,694	9,099,969	13.1%
Concentrix revenue	495,974	406,715	21.9%	1,455,817	1,087,332	33.9%
Inter-segment elimination	(3,966)	(4,255)		(11,688)	(12,366)
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
Revenue in our Technology Solutions segment increased during the three and nine months ended August 31, 2017 compared to the prior year periods, primarily due to strong demand for our systems design and integration solutions and higher sales across a majority of our other product lines. On a constant currency basis, revenue in our Technology Solutions segment increased 16.1% and 13.1%, respectively, during the three and nine months ended August 31, 2017.
Revenue in our Concentrix segment increased during the three and nine months ended August 31, 2017, compared to the prior year periods, primarily due to the Minacs acquisition which became effective on August 1, 2016. On a constant currency basis, revenue in our Concentrix segment increased 22.0% and 34.5%, respectively, during the three and nine months ended August 31, 2017.
Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2017	August 31, 2016	Percent Change	August 31, 2017	August 31, 2016	Percent Change
	(in thousands)			(in thousands)
Gross profit	$374,944	$325,957	15.0%	$1,088,972	$904,179	20.4%
Gross margin	8.77%	8.88%		9.28%	8.89%
Technology Solutions gross profit	194,669	170,825	14.0%	553,500	491,451	12.6%
Technology Solutions gross margin	5.14%	5.23%		5.38%	5.40%
Concentrix gross profit	181,977	157,168	15.8%	541,121	418,418	29.3%
Concentrix gross margin	36.69%	38.64%		37.17%	38.48%
Inter-segment elimination	(1,702)	(2,036)		(5,649)	(5,690)
Our gross margin is affected by a variety of factors, including competition, average selling prices, mix of products and services we sell, our customers, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, charges for inventory losses, acquisitions and divestitures of business units and fluctuations in revenue. Concentrix margins, which are generally higher than those in our Technology Solutions segment, can be impacted by resource locations, competitive wage, customer mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Gross profit in our Technology Solutions segment increased during the three and nine months ended August 31, 2017, compared to the prior year periods as strong demand for our systems design and integration and cloud services solutions continued and we maintained our pricing discipline across the majority of our product lines. Gross margin in our Technology Solutions segment during the three and nine months ended August 31, 2017 decreased compared to the prior year periods, primarily due to the mix of business and costs associated with higher level of inventories.
Gross profit in our Concentrix segment increased during both the three and nine months ended August 31, 2017, compared to the prior year periods, primarily due to the Minacs acquisition. Gross margin in the Concentrix segment decreased during the three and nine months ended August 31, 2017, compared to the prior year periods, primarily due to the mix of customers.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2017	August 31, 2016	Percent Change	August 31, 2017	August 31, 2016	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$252,728	$227,935	10.9%	$739,867	$655,225	12.9%
Percentage of revenue	5.91%	6.21%		6.30%	6.44%
Technology Solutions selling, general and administrative expenses	94,702	91,415	3.6%	271,407	268,555	1.1%
Technology Solutions percentage of revenue	2.50%	2.80%		2.64%	2.95%
Concentrix selling, general and administrative expenses	159,728	138,604	15.2%	474,132	392,563	20.8%
Concentrix percentage of revenue	32.21%	34.08%		32.57%	36.10%
Inter-segment elimination	(1,702)	(2,084)		(5,672)	(5,893)
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
During the three and nine months ended August 31, 2017, selling, general and administrative expenses in our Technology Solutions segment increased compared to the prior year periods, primarily to support higher sales of our system design and integration solutions. Selling, general and administrative expenses as a percentage of revenue in our Technology Solutions segment during the three and nine months ended August 31, 2017 decreased, compared to the prior year periods, as we scaled the growth of business and effectively managed discretionary spend.
The increase in selling, general and administrative expenses in our Concentrix segment during the three and nine months ended August 31, 2017, compared to the prior year periods, was primarily due to the full period impact of the Minacs acquisition. This increase was partially offset by the favorable impact of certain restructuring activities of $4.3 million in the prior year. Amortization of intangible assets increased $3.3 million and $12.3 million, respectively, during the three and nine months ended August 31, 2017, primarily due to the Minacs acquisition. We incurred 0.3 million and 0.9 million of acquisition-related and integration expenses during the three and nine months ended August 31, 2017, respectively, compared to $2.4 million and $3.9 million during the three and nine months ended August 31, 2016, respectively.

Operating income

	Three Months Ended			Nine Months Ended
	August 31, 2017	August 31, 2016	Percent Change	August 31, 2017	August 31, 2016	Percent Change
	(in thousands)			(in thousands)
Operating income	$122,216	$98,022	24.7%	$349,105	$248,954	40.2%
Operating margin	2.86%	2.67%		2.98%	2.45%
Technology Solutions operating income	99,968	79,410	25.9%	282,094	222,896	26.6%
Technology Solutions operating margin	2.64%	2.43%		2.74%	2.45%
Concentrix operating income	22,248	18,564	19.8%	66,989	25,855	159.1%
Concentrix operating margin	4.49%	4.56%		4.60%	2.38%
Inter-segment eliminations	—	48		22	203
Operating income and margin in our Technology Solutions segment increased during the three and nine months ended August 31, 2017, compared to the prior year periods, primarily due to higher gross profit from our systems design and integration and cloud services solutions, and effective scale and management of our operating expenses.
Operating income in our Concentrix segment increased during the three and nine months ended August 31, 2017 compared to the prior year periods primarily due to higher gross profit as described earlier. Operating margin decreased during the three months ended August 31, 2017 compared to the prior year period, primarily due to revenue mix of ramping clients and new country openings. Operating margin increased in the nine months ended August 31, 2017 compared to the prior year period, primarily due to infrastructure and facility investments made in the prior year.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2017	August 31, 2016	Percent Change	August 31, 2017	August 31, 2016	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$9,754	$7,517	29.8%	$26,898	$20,245	32.9%
Percentage of revenue	0.23%	0.20%		0.23%	0.21%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.
During the three and nine months ended August 31, 2017, our interest expense and finance charges, net, increased compared to the prior year periods, primarily due to higher interest expense as a result of additional borrowings to fund the Minacs and Tigerspike acquisitions and support growth in our Technology Solutions segment, and the impact of step-up interest rate swaps related to our term loan in the United States. In connection with our term loan in the United States, we entered into step-up interest rate swaps, which effectively converted a portion of the floating rate term loan to a fixed interest rate, which is higher than the prevailing floating rate. The fixed rate on the swaps steps up to a higher rate in June each year.
Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2017	August 31, 2016	Percent Change	August 31, 2017	August 31, 2016	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$1,854	$(378)	590.5%	$1,325	$4,605	(71.2)%
Percentage of revenue	0.04%	(0.01)%		0.01%	0.05%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.
The increase in other income (expense), net, during the three months ended August 31, 2017 compared to the prior year period was primarily due to foreign currency exchange losses in the prior year period.
The decrease in other income (expense), net, during the nine months ended August 31, 2017 compared to the prior year period was primarily due to lower benefit of $3.9 million received from class-action legal settlements in our Technology Solutions segment, partially offset by lower foreign currency exchange losses of $1.8 million.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate for the three and nine months ended August 31, 2017 was 34.2% and 35.1%, respectively, compared to 34.9% and 35.8%, respectively, for the three and nine months ended August 31, 2016. The effective tax rate for the three and nine months ended August 31, 2017 decreased relative to the prior year periods due to the mix of income in different tax jurisdictions, the reversal of certain tax reserves as a result of the expiration of the statute of limitation in certain tax jurisdictions, and the settlement of an appeal resulting in a favorable impact during the nine months ended August 31, 2017.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		August 31, 2017	August 31, 2016
		(in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$4,276,686	$3,669,814
Accounts receivable, including receivable from related parties	(b)	1,861,481	1,651,173
Days sales outstanding	(b)/((a)/the number of days during the period)	40	41

Days inventory outstanding
Cost of revenue (products and services)	(c)	$3,901,742	$3,343,857
Inventories	(d)	2,242,083	1,568,697
Days inventory outstanding	(d)/((c)/the number of days during the period)	53	43

Days payable outstanding
Cost of revenue (products and services)	(c)	$3,901,742	$3,343,857
Accounts payable, including payable to related parties	(e)	1,804,110	1,531,664
Days payable outstanding	(e)/((c)/the number of days during the period)	43	42

Cash conversion cycle		50	42
Cash Flows
Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 50 days and 42 days as of August 31, 2017 and August 31, 2016, respectively. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s purchases outstanding in accounts payable. The increase, compared to the prior year period, was primarily a result of higher inventories to support growth of our systems design and integration solutions line of business. These inventories typically have longer cash conversion cycles.
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
Net cash used in operating activities was $80.2 million during the nine months ended August 31, 2017, primarily due to an increase in inventories of $484.7 million and an increase in accounts receivable of $76.9 million. This cash outflow was partially offset by net income of $210.1 million, adjustments for non-cash items of $122.9 million, an increase in accounts payable of $76.5 million and a net change in other assets and liabilities of $71.8 million. The increases in inventories, accounts receivable and accounts payable were primarily due to strong demand for our systems design and integration solutions. The adjustments for non-cash items consist primarily of amortization and depreciation and stock-based compensation expense.
Net cash provided by operating activities was $273.6 million during the nine months ended August 31, 2016, primarily due to net income of $149.7 million, adjustments for non-cash items of $74.5 million, a decrease in accounts receivable of $224.8 million and an increase in accounts payable of $70.4 million. These cash inflows were partially offset by an increase in inventories of $224.8 million. The decrease in accounts receivable was primarily due to lower days sales outstanding in our Technology Solutions segment as of August 31, 2016 compared to November 30, 2015, while the increase in accounts payable and inventories over the same period was due to increased demand for our systems design and integration solutions. The adjustments for non-cash items consist primarily of amortization, depreciation and stock-based compensation expense.
Net cash used in investing activities during the nine months ended August 31, 2017 was $124.2 million, primarily due to capital expenditures of $72.1 million substantially related to our Concentrix segment and a payment of $57.8 million to acquire Tigerspike. This cash outflow was partially offset by a refund of excess consideration received related to the Minacs acquisition as a result of post-closing adjustments.
Net cash used in investing activities during the nine months ended August 31, 2016 was $495.7 million, primarily due to a payment of $404.5 million to acquire Minacs and capital expenditures of $95.2 million substantially related to growth in our Concentrix segment.
Net cash provided by financing activities during the nine months ended August 31, 2017 was $55.1 million, consisting primarily of $82.2 million of net proceeds from our borrowing arrangements to fund our working capital requirements and the acquisition of Tigerspike. This cash inflow was partially offset by $29.9 million of dividend payments.
Net cash provided by financing activities during the nine months ended August 31, 2016 was $23.0 million, consisting primarily of $50.7 million net proceeds from our borrowing arrangements, partially offset by $23.8 million of dividend payments.
Capital Resources
Our cash and cash equivalents totaled $243.3 million and $380.7 million as of August 31, 2017 and November 30, 2016, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $191.4 million and $200.0 million as of August 31, 2017 and November 30, 2016, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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

On-Balance Sheet Arrangements
In the United States, we have an accounts receivable securitization program, or the U.S. AR Arrangement, to provide additional capital for our operations. The U.S. AR Arrangement expires on November 1, 2019. One of our subsidiaries, which is the borrower under the U.S. AR Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable denominated in United States dollars. The U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120.0 million. The effective borrowing cost under the U.S. AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of August 31, 2017 and November 30, 2016, $353.0 million and $262.9 million, respectively, were outstanding under the U.S. AR Arrangement.
Under the terms of the U.S. AR Arrangement, we and one of our United States subsidiaries sell, on a revolving basis, our receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our bankruptcy-remote subsidiary as security. Any borrowings under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets.
In May 2017, SYNNEX Canada Limited, or SYNNEX Canada, entered into an accounts receivable securitization program with a bank to transfer eligible trade accounts receivable, on an ongoing revolving basis, up to CAD65.0 million, or $52.1 million, through May 10, 2020. The program includes an accordion feature to allow a request to increase the lender's commitment by an additional CAD25.0 million, or $20.0 million. Any borrowings under this arrangement are recorded as debt on our Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. We will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD25.0 million and an additional 0.55% per annum if the unused portion exceeds CAD25.0 million. As of August 31, 2017, borrowings outstanding under this arrangement were $24.0 million.
As of August 31, 2017, our senior secured credit agreement, or the U.S. Credit Agreement, was comprised of a $275.0 million revolving credit facility and a $625.0 million term loan. We could request incremental commitments to increase the principal amount of the revolving line of credit or term loan available under the U.S. Credit Agreement up to $350.0 million. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option. Through August 31, 2017, loans borrowed under the U.S. Credit Agreement had interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR, plus a margin which could range from 1.50% to 2.25%, based on our consolidated leverage ratios, as determined in accordance with the U.S. Credit Agreement. Loans borrowed under the U.S. Credit Agreement that were not LIBOR loans, but were instead base rate loans, had interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus a margin of 1/2 of 1.0%, (B) LIBOR plus 1.0% per annum, and (C) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” plus (ii) a margin which could range from 0.50% to 1.25%, based on our consolidated leverage ratios as determined in accordance with the U.S. Credit Agreement. The unused revolving credit facility was subject to a commitment fee ranging from 0.20% to 0.35% per annum, based on our consolidated leverage ratios. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.
As of August 31, 2017 and November 30, 2016, balances outstanding under the term loan component of the U.S. Credit Agreement were $558.6 million and $585.9 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either August 31, 2017 or November 30, 2016.
Subsequent to the fiscal quarter ended August 31, 2017, on September 1, 2017, the U.S. Credit Agreement was amended to increase the revolving credit facility commitment to $600.0 million and the term loan to $1.2 billion. The incremental commitment amount to increase the principal amount of the revolving line of credit or term loan was increased to $400.0 million. The U.S. Credit Agreement was extended to mature in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million commencing on February 28, 2018, with the unpaid balance due in full on the September 2022 maturity date. Interest on the borrowings under the U.S. Credit Agreement was amended to change the margin for LIBOR loans to range from 1.25% to 2.00% and for base rate loans to range from 0.25% to 1.00%, provided that

LIBOR shall not be less than zero. In addition, the commitment fee was modified to range from 0.175% to 0.30% per annum. The entire term loan of $1.2 billion was fully drawn in September 2017.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $127.3 million. The credit agreement is comprised of a JPY6.0 billion, or $54.6 million, term loan and a JPY8.0 billion, or $72.7 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of August 31, 2017 and November 30, 2016, the balances outstanding under the term loan component of the facility were $54.6 million and $52.4 million, respectively. Balances outstanding under the revolving credit facility were $40.9 million and $28.8 million, respectively, as of August 31, 2017 and November 30, 2016. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35.0 million, or $28.0 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of August 31, 2017, there were no borrowings outstanding under the credit facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under the credit facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of both August 31, 2017 and November 30, 2016, borrowings outstanding under these credit facilities were $12.0 million.
As of August 31, 2017 and November 30, 2016, we recorded $8.7 million and $8.7 million, respectively, on our Consolidated Balance Sheets in obligations attributable to SYNNEX Infotec for the sale and financing of this subsidiary's approved accounts receivable and notes receivable with recourse provisions.
We also maintain other local currency denominated lines of credit with financial institutions at certain locations outside the United States aggregating $21.9 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. As of August 31, 2017 and November 30, 2016, borrowings outstanding were $31,000 and $8.8 million, respectively.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2017 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At August 31, 2017 and November 30, 2016, we had a total of $11.2 million and $12.6 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2017, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations
Our contractual obligations consist of future payments due under our loans, capital leases and operating lease arrangements. As of August 31, 2017, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. For more information on our future minimum rental obligations under noncancellable lease agreements as of August 31, 2017, see Note 16 to the Consolidated Financial Statements.
As discussed in Note 10 to the Consolidated Financial Statements, on September 1, 2017, we entered into an amendment to our U.S. Credit Agreement by increasing the amount of the revolving line of credit commitment to $600 million and increasing the amount of the term loan to $1.2 billion. In addition, the maturity date for revolving line of credit and the existing term loan was extended to September 1, 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, commencing on February 28, 2018, with the unpaid balance due in full on the September 2022 maturity date.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through August 31, 2017 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both August 31, 2017 and November 30, 2016, MiTAC Holdings and its affiliates beneficially owned approximately 24% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of August 31, 2017
(in thousands)
MiTAC Holdings(1)	5,449
Synnex Technology International Corp.(2)	4,209
Total	9,658
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 376 thousand shares directly held by Mr. Matthew Miau and 218 thousand shares indirectly held by Mr. Matthew Miau through a charitable remainder trust.

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

We purchased inventories from MiTAC Holdings and its affiliates totaling $66.3 million and $183.4 million, respectively, during the three and nine months ended August 31, 2017, and totaling $44.1 million and $105.4 million, respectively, during the three and nine months ended August 31, 2016. Our sales to MiTAC Holdings, and its affiliates totaled $0.2 million and $1.0 million, respectively, during the three and nine months ended August 31, 2017, and totaled $0.6 million and $1.3 million, respectively, during the three and nine months ended August 31, 2016. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $36,000 and $109,000, respectively, during the three and nine months ended August 31, 2017, and $98,000 and $172,000, respectively, during the three and nine months ended August 31, 2016.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the nine months ended August 31, 2017 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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
Our ability to realize the anticipated benefits of the Westcon-Comstor Americas acquisition will depend, in part, on our ability to integrate this business successfully and efficiently with our business. The integration of this business in several geographic locations, including ones new to us, is a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two businesses include, among others:

•	challenges associated with minimizing the diversion of management attention from ongoing business concerns;

•	coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from other of our operations;

•	coordinating and combining international operations, relationships, and facilities, and eliminating duplicative operations;

•	retaining key employees and maintaining employee morale, particularly in areas where we do not currently have personnel;

•	unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of our integration plans;

•	unanticipated issues in integrating information, communications and other systems;

•	geopolitical events in relevant geographic locations, including natural disasters, public health issues, acts of war, and terrorism;

•	issues not discovered in our due diligence process; and

•	preserving important strategic and customer relationships.
In addition, even if the integration is successful, we may not realize the full potential benefits of the transaction, including synergies, revenues, cost savings or sales or growth opportunities that we expect. Such benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that this acquisition will result in the realization of the full benefits anticipated from the transaction.

ITEM 6. Exhibits

Exhibit Number	Description of Document

2.1
Share Purchase Agreement among SYNNEX Corporation, Datatec Limited and Datatec PLC dated June 5, 2017 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 6, 2017).

2.2
Amendment No. 1 to Share Purchase Agreement among SYNNEX Corporation, Datatec Limited and Datatec PLC dated July 22, 2017 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on September 7, 2017).

2.3
Amendment No. 2 to Share Purchase Agreement among SYNNEX Corporation, Datatec Limited and Datatec PLC dated August 30, 2017 (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on September 7, 2017).

10.1
Seventh Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of September 1, 2017, by and among SYNNEX Corporation, SIT Funding Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd..

10.2
Fifth Amendment to Credit Agreement among SYNNEX Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender dated July 7, 2017.

10.3
Sixth Amendment to Credit Agreement among SYNNEX Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender dated September 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 7, 2017).

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

Date: October 3, 2017

SYNNEX CORPORATION

By:	/s/ Kevin M. Murai
Kevin M. Murai
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Share Purchase Agreement among SYNNEX Corporation, Datatec Limited and Datatec PLC dated June 5, 2017 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 6, 2017).

2.2
Amendment No. 1 to Share Purchase Agreement among SYNNEX Corporation, Datatec Limited and Datatec PLC dated July 22, 2017 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on September 7, 2017).

2.3
Amendment No. 2 to Share Purchase Agreement among SYNNEX Corporation, Datatec Limited and Datatec PLC dated August 30, 2017 (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on September 7, 2017).

10.1
Seventh Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of September 1, 2017, by and among SYNNEX Corporation, SIT Funding Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd..

10.2
Fifth Amendment to Credit Agreement among SYNNEX Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender dated July 7, 2017.

10.3
Sixth Amendment to Credit Agreement among SYNNEX Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender dated September 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 7, 2017).

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