Form 10-K
period 2017-11-30
SYNNEX CORP
filed 2018-01-29
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-K
 _____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter) was $3,262,448,275. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 22, 2018, there were 40,083,557 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2018 Annual Meeting of Stockholders to be held on March 20, 2018.

SYNNEX CORPORATION

2017 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (this “Report”), the words “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue, sources of revenue and operating results, our gross margins, our inventory, competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer contract terms, customer forecasts, adequacy of our facilities, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the impact of the Westcon-Comstor Americas business, Tigerspike and Minacs acquisitions on our business, our goodwill and seasonality, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our foreign subsidiaries, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, competition, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic and industry trends, changes to the market in which we compete, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates and the impact of the Tax Cuts and Jobs Act, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, and statements regarding our securitization programs, term loans and revolving credit lines and our investments in working capital, personnel and our succession planning, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Item 1.    Business
We are a Fortune 500 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer engagement to a broad range of enterprises. We are organized to provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking, communications, security equipment, consumer electronics, or CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement strategy, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
In our Technology Solutions segment, we distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and original equipment manufacturers, or OEM suppliers to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, and Japan. Our Technology Solutions business expanded on September 1, 2017 when we acquired Westcon-Comstor Americas, a business focused on the distribution of security, unified communications and collaboration, or UCC, and networking products, serving customers in the United States, Canada, and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications, security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.
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
In our Concentrix segment, we provide a comprehensive range of strategic services and solutions to enhance our clients’ customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums and in more than 40 languages. Our portfolio of solutions and services support our clients and their customers globally. In fiscal 2017, we acquired Tigerspike which enhanced Concentrix' digital and mobility competencies by providing improved business intelligence and performance for its clients through enabling technologies that are designed to create effortless, personalized end-user engagements. In fiscal year 2016, we acquired Minacs, which provides greater scale and expanded our services in key industries such as automotive and service offerings such as marketing optimization.
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
We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific and Europe. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of November 30, 2017, we had over 113,000 full-time and temporary employees worldwide.
Financial information by segment is provided in our Consolidated Financial Statements included elsewhere in this Report.
Our Products and Suppliers
In our Technology Solutions segment, we distribute a broad line of IT products, including peripherals, IT systems, system components, software, security, UCC and networking equipment from more than 300 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers. Our Technology Solutions segment represented 88%, 89% and 89% of our consolidated revenue for fiscal years 2017, 2016 and 2015, respectively. Our product offerings also include systems design and full rack integration solutions, build-to-order, and configure-to-order assemblies.

For fiscal years 2017, 2016 and 2015, our product mix by category in the Technology Solutions segment was in the following ranges:

Product Category:
Peripherals	25% - 31%
IT Systems	25% - 31%
System Components and Integration Solutions	23% - 33%
Software	7% - 8%
Networking Equipment	7% - 10%
Our suppliers include leading peripherals, IT systems, system components, software, networking equipment and CE manufacturers. Our primary OEM suppliers are Asus Tek Computer Inc., Dell, Inc. HP Inc. (formerly Hewlett-Packard Company) (“HP”), Hewlett Packard Enterprise Company, Intel Corporation, Lenovo Group Ltd, Microsoft Corporation, Panasonic Corporation, Samsung Semiconductor Inc., Seagate Technologies LLC and Xerox Corporation. The acquisition of Westcon-Comstor Americas enhanced our line card with the addition of OEM suppliers such as Avaya Inc., Cisco Systems, Inc. ("Cisco"), F5 Networks Inc., FireEye, Inc., and Palo Alto Networks Inc. in the areas of IT security, network infrastructure and UCC.
Our largest OEM supplier is HP. Revenue from the sale of products and services provided by HP represented approximately 13%, 17% and 25% of our consolidated revenue for fiscal years 2017, 2016 and 2015, respectively. Before November 1, 2015, revenue from HP included the sale of products and services from both HP Inc. and Hewlett Packard Enterprise Company. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.
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
Our Customers
In our Technology Solutions segment, we distribute IT products to more than 25,000 resellers, system integrators and retailers, including customers of Westcon-Comstor Americas. Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, small/medium sized businesses, or SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly individual end-users and to a small degree, small office/home office customers. We also provide system design and integration solutions for data center servers built for our customers’ data center environments.
In our Concentrix segment, we serve over 450 clients, primarily in ten industry verticals: automotive, banking & financial services, consumer electronics, energy & public sector, healthcare, insurance, media & communications, retail & e-commerce, technology, and travel, transportation & tourism.

In fiscal years 2017 and 2016, one customer accounted for 21% and 12%, respectively, of our consolidated revenue. In fiscal year 2015, no customer accounted for 10% or more of our consolidated revenue. We do not believe that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries taken as a whole.
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
Concentrix. Our Concentrix segment represented 12% of our consolidated revenue in fiscal year 2017, and 11% in fiscal years 2016 and 2015. We offer a portfolio of comprehensive solutions and end-to-end business services to enhance our clients’ customer life cycles, to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction, and to improve business outcomes, primarily in ten identified industry verticals. Our Concentrix segment portfolio also includes technology assets and embedded analytics. In fiscal 2017, we acquired Tigerspike which enhanced Concentrix' digital and mobility competencies. We operate over 125 delivery centers and administrative facilities in numerous countries throughout North and South America, Asia-Pacific and Europe. Services are provided from these global locations to customers worldwide in more than 40 languages.
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
Our Operations
In our Technology Solutions segment, we operate approximately 60 distribution and administrative facilities in the United States, Canada, Japan, China, Central and South America. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.
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
We operate our principal system design and integration solutions facilities in the United States and we operate integration facilities in the United Kingdom and China. We generally design and integrate IT systems, data center servers and networking solutions and IT appliances, by incorporating system components purchased directly from vendors or obtained from our distribution inventory. Additionally, we perform other production value-added services, including thermal testing, power-draw efficiency testing, burn-in, quality and logistics support. Some of our design and integration solutions facilities are ISO 9001:2008 and ISO 14001:2004 certified.
Concentrix has global delivery capability which allows us to scale people and other resources from around the world, including foreign language fluency, proximity to clients and time-zone advantages. A critical component of this capability is our over 125 delivery and administrative centers in 24 countries throughout North and South America, Asia-Pacific and Europe. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital and mobility competencies by providing improved business intelligence and performance through enabling technologies. Some of our Indian delivery centers are ISO 14001:2015 (Environmental Management System) certified and 12 of our delivery centers around the world are certified to COPC (Customer Operation Performance Center) OSP standard.

International Operations
Approximately 27% of our consolidated revenue for fiscal years ended November 30, 2017 and 2016 and approximately 26% of our consolidated revenue for fiscal year ended November 30, 2015, originated outside of the United States. Approximately 58% and 59% of our net property and equipment were located outside the United States as of November 30, 2017 and 2016, respectively. Our end market strategy for our Technology Solutions business, while focused on the Americas, is expanding internationally on a selective basis in order to provide our distribution capabilities to OEMs in locations that meet their regional requirements. A key element in our business strategy has been to locate our Concentrix services in markets that are strategic to our customer requirements and cost beneficial.
Sales concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the US Dollar, which in turn can impact reported sales.
Additional financial information related to foreign and domestic operations is provided in our Consolidated Financial Statements included elsewhere in this Report.
Seasonality
Our operating results in the Technology Solutions segment are affected by the seasonality of the IT and CE products industries. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods. With the acquisition of Westcon-Comstor Americas, seasonality may change given the incremental OEM partners, services provided and the countries in which we transact business.
Revenue in our Concentrix segment is typically the highest in our fourth fiscal quarter.
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
Information Technology
Within our Technology Solutions segment, our IT systems manage the entire order cycle, including processing customer orders, customer billing and payment tracking. These internally developed IT systems make our operations more efficient and provide visibility into our operations. We believe our IT infrastructure is scalable to support further growth. We continue to enhance and invest in our IT systems to improve product and inventory management, streamline order and fulfillment processes, and increase operational flexibility. We currently operate Westcon-Comstor Americas by licensing certain technologies from Datatec Limited in perpetuity and others for a limited period of time at no additional cash cost. We anticipate transferring Westcon-Comstor Americas to our proprietary systems in the future without incurring material additional cost. Within our Concentrix segment, we invest in IT systems and infrastructure to enhance workforce management and improve productivity. Our Minacs acquisition in 2016 has provided us enhanced technology platforms that accelerate our Marketing Optimization and Internet of Things solutions.
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
Our major competitors in our Technology Solutions segment include Arrow Electronics, Inc., Ingram Micro, Inc., ScanSource, Inc., and Tech Data Corporation and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. For example, during fiscal year 2017, we acquired the Westcon-Comstor Americas' distribution business and Tech Data Corporation acquired the Technology Solutions operating group of Avnet Inc. In fiscal year 2016, Ingram Micro Inc. was acquired and became part of HNA Group. We have participated in this consolidation and expect to continue to assess other opportunities.
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
In our Concentrix segment, we operate in a highly competitive and rapidly evolving global marketplace. Our competitors are both regional players as well as global companies. Our major competitors include Accenture, Convergys Corporation, Genpact Limited, SITEL Worldwide Corporation (a wholly-owned subsidiary of Groupe Acticall), Sykes Enterprises Inc., Teleperformance, TeleTech Holdings, Inc., Conduent Inc., Transcosmos Inc., and Globant S.A.
 In the future, we may face greater competition due to the consolidation of business process outsourcing providers. Consolidation activity may result in competitors with greater scale, a broader footprint or more attractive pricing than ours. In addition, a client or potential client may choose not to outsource its business, by setting up captive outsourcing operations or by performing formerly outsourced services for themselves, or may switch customer care providers.
We constantly seek to expand our business into areas primarily related to our core distribution and outsourced business services as well as other support, logistics and related value-added services, both organically and through strategic acquisitions.

Employees
As of November 30, 2017, we had approximately 107,400 full-time employees. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 6,200, on a full-time equivalent basis, as of November 30, 2017. Except for a small number of our employees in certain countries, generally required by local regulations or brought in through acquisitions, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.
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
Item 1A. Risk Factors
The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
Our operating results in the Technology Solutions segment also are affected by the seasonality of the IT and CE products and services industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. Revenue in our Concentrix segment is typically higher in our fourth quarter due to seasonal patterns in our clients’ business. These patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. In future years, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.
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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services comprised approximately 13%, 17%, and 25% of our consolidated revenue for fiscal years 2017, 2016, and 2015, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
Operations in our Concentrix segment are based on a global delivery model with client services provided from delivery centers located in several countries with a significant percentage of our workforce located in India and the Philippines. Socio-economic situations which are specific to these countries can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these regions experience severe natural calamities or political unrest, our personnel resources may be affected, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. Changes in governments, laws, regulations, minimum wages, and taxation rules may severely impact our ability to do business in these countries, our business practices, our operating costs and our results of operations.
Both our Technology Solutions and Concentrix segments have customer concentration and intense competition which could adversely impact our revenue.
Our business experiences customer concentration from time to time. For example, in 2017, one customer accounted for 21% of our consolidated revenue. While we do not believe that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries taken as a whole, such loss could result in an adverse impact on certain of our businesses. For example, the systems design and integration solutions business of our Technology Solutions segment has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The system design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.
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
Approximately 27% of our consolidated revenue in fiscal years 2017 and 2016, and 26% for fiscal year 2015 were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Westcon-Comstor Latin America revenue is generally denominated in local currencies while cost of revenue is denominated in U.S. dollar. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in our products, the majority of which are purchased by us in U.S. dollars, to be relatively more expensive to procure than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year.
In our Concentrix segment, our customer engagement services are delivered from several delivery centers located around the world, with significant operations in India and the Philippines. As a result, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Indian Rupee, the Philippine Peso, and the Brazilian Real against the U.S. Dollar, and inflation in the local economies in which these delivery centers are located, could increase the operating and labor costs in these delivery centers which can result in reduced profitability.
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
A substantial portion of our IT systems operations, including our IT systems support and software development operations, and a portion of our Concentrix services, are located in China. In addition, we also conduct general and administrative activities from our facilities in China. As of November 30, 2017, we had approximately 7,000 personnel located in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, such as Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the "TCJA"), regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	effect of tax rate on accounting for acquisitions and dispositions;

•	issues arising from tax audit or examinations and any related interest or penalties; and

•	uncertainty in obtaining tax holiday extensions or expiration or loss of tax holidays in various jurisdictions.
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
On December 22, 2017, President Trump signed the TCJA into law. The TCJA contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for US taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time taxation of offshore earnings at reduced rates, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Many of the TCJA's provisions, such as the reduction in the U.S. federal corporate income tax rate apply to us in fiscal 2018. Due to this reduction, accounting rules will require us to adjust the value of our deferred tax assets and liabilities in the first quarter of our fiscal year 2018. Any such adjustment could adversely affect our earnings for the adjustment period. We are currently evaluating the overall effect of the TCJA on our business and financial condition.
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
As of November 30, 2017, we had $1,946.0 million in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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
We have entered into interest rate swaps with financial institutions to effectively convert a portion of our floating rate debt to a fixed interest rate to manage our exposure to fluctuations in interest rates. In the event of the nonperformance by the counterparties, we are exposed to credit losses.
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
We are dependent in large part on our ability to retain the services of our key senior executives and other technological and industry experts and personnel. On January 9, 2018, Kevin Murai announced his retirement as President and Chief Executive Officer ("CEO") effective March 1, 2018 and Dennis Polk will assume the President and CEO role of SYNNEX Corporation. Except for the employment agreements with Kevin Murai and Dennis Polk, we generally do not have employment agreements with our executives or employees. The above actions do not insure against the loss of key personnel, but reflect our long-term succession planning strategies in place. We also do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.
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
We have significant operations concentrated in North and Latin America, Asia-Pacific and Europe and any disruption in the operations of our facilities could harm our business and operating results.
Our worldwide operations could be subject to natural disasters, adverse weather conditions and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in North and Latin America, Asia-Pacific and Europe. As a result, any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire or any other reason, could harm our operating results. If there are related disruptions in local or international supply chains, we may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer requirements in a timely manner, this could harm our operating results. For example, our Philippines operation is at greater risk due to adverse weather conditions, such as typhoons, mudslides and floods. We currently have a disaster recovery plan and business interruption insurance; however, they may not be sufficient to compensate for losses that may occur.
Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.
Worldwide economic conditions remain uncertain due to adverse consequences concerning the United Kingdom’s referendum to vote for exit from the European Union, market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.
Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.
We have significant international operations and presence which subjects us to risks, including:

•	political or economic instability;

•	extensive governmental regulation;

•	changes in import/export duties;

•	fluctuation in foreign currency exchange rates;

•	trade restrictions;

•	compliance with the Foreign Corrupt Practices Act, U.K. bribery laws and similar laws;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	minimum wage increases;

•	difficulties in collecting accounts receivable on a timely basis or at all;

•	taxes; and

•	seasonal reductions in business activity in some parts of the world.

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
•unanticipated issues in integrating information, communications and other systems;
•geopolitical events in relevant geographic locations, including natural disasters, public health issues, acts of war, and terrorism;
•issues not discovered in our due diligence process; and
•preserving important strategic and customer relationships.
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
As of November 30, 2017, our executive officers, directors and principal stockholders owned approximately 26% of our outstanding common stock. In particular, MiTAC Holdings Corporation (“MiTAC Holdings”) and its affiliates owned approximately 24% of our common stock. MiTAC Holdings is a publicly-traded company on the Taiwan Stock Exchange. As a result, these stockholders have the potential ability to influence or control matters requiring stockholder approval, including the election of directors and the approval of mergers and acquisitions, or exert influence on actions of the Board of Directors. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
There could be potential conflicts of interest between us and MiTAC Holdings and its affiliates, which could affect our business and operating results.
MiTAC Holdings’ and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. For example, we currently purchase inventories from MiTAC Holdings. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings’ affiliates. For fiscal year 2017, Mr. Miau received the same compensation as our independent directors and during fiscal year 2018, Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2017, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 13.6% of Synnex Technology International and approximately 7.8% of MiTAC Holdings. As of November 30, 2017, MiTAC Holdings directly and indirectly owned 0.2% of Synnex Technology International and Synnex Technology International directly and indirectly owned approximately 0.0% of MiTAC Holdings. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2017. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 10.5% of our outstanding common stock as of November 30, 2017. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2017, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expense and to devote management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.
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
Our Technology Solutions segment occupies approximately 60 facilities covering approximately 5.3 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 1.1 million square feet of property and lease the remainder.
Our Concentrix segment occupies over 125 facilities comprising service and delivery centers and administrative facilities covering approximately 6.1 million square feet. We own approximately three hundred eighty-three thousand square feet and lease the remainder.
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

Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of November 30, 2017:

Name	Age	Position
Kevin Murai	54	President, Chief Executive Officer and a Director
Dennis Polk	51	Chief Operating Officer and a Director
Peter Larocque	56	President, North American Technology Solutions
Marshall Witt	52	Chief Financial Officer
Christopher Caldwell	45	Executive Vice President; President, Concentrix Corporation
Simon Leung	52	Senior Vice President; General Counsel and Corporate Secretary
Kevin Murai is our President and Chief Executive Officer and a Director. He joined us in March 2008 and served as Co-Chief Executive Officer until December 2008. Prior to SYNNEX, Mr. Murai was employed for nineteen years at Ingram Micro, Inc., where he served in several executive management positions, including President and Chief Operating Officer and also on the Ingram Micro, Inc. Board of Directors. He holds a Bachelor of Applied Science degree in Electrical Engineering from the University of Waterloo in Ontario, Canada. On January 9, 2018, Mr. Murai announced his retirement as President and Chief Executive Officer. Effective March 1, 2018, he will relinquish this role and become Chairman of the Board of Directors.
Dennis Polk is our Chief Operating Officer and has served in this capacity since July 2006. Mr. Polk is also a Director and has served in this capacity since February 2012. He previously served as Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University. Concurrent with the retirement of Mr. Murai on March 1, 2018, Mr. Polk will assume the role of President and Chief Executive Officer and will remain on the Board of Directors.
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

	Price Range of Common Stock
	Low	High
Fiscal Year 2017
First Quarter	$116.33	$129.24
Second Quarter	$101.48	$121.76
Third Quarter	$108.23	$131.35
Fourth Quarter	$110.02	$137.80

Fiscal Year 2016
First Quarter	$75.87	$96.59
Second Quarter	$77.54	$102.83
Third Quarter	$89.09	$108.03
Fourth Quarter	$100.06	$118.80

As of January 22, 2018, our common stock was held by 563 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2012, compares our cumulative total stockholder return, the NYSE Composite Index, S&P Midcap 400 Index, Computer & Peripheral Equipment index and a peer group of our Concentrix segment for the period beginning November 30, 2012 through November 30, 2017. The Computer & Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The companies selected to form the Concentrix peer group index include Accenture plc, Convergys Corporation, Genpact Limited, Teleperformance S.A., TeleTech Holdings Inc., Conduent Inc., Transcosmos Inc., and Globant S.A. The closing price per share of our common stock was $136.20 on November 30, 2017. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2012	11/30/2013	11/30/2014	11/30/2015	11/30/2016	11/30/2017
SYNNEX Corporation	$100.00	$200.36	$216.81	$288.19	$360.67	$423.86
NYSE Composite Index	$100.00	$126.58	$139.63	$136.09	$145.74	$174.26
S&P Midcap 400 Index	$100.00	$132.33	$148.52	$152.86	$173.08	$205.15
Computers & Peripheral Equipment	$100.00	$150.37	$164.43	$189.35	$229.67	$267.05
Concentrix Peer Group	$100.00	$120.19	$135.10	$172.71	$192.75	$245.09
 Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Dividends
On September 29, 2014, we announced the initiation of a quarterly cash dividend. Since then, dividends have been declared in January, March, June and September and paid at the end of January, April, July and October. Dividends declared per share by fiscal quarter in 2017 and 2016 were as follows:

	Fiscal Years Ended
	2017	2016
First Quarter	$0.25	$0.20
Second Quarter	$0.25	$0.20
Third Quarter	$0.25	$0.20
Fourth Quarter	$0.30	$0.25
On January 9, 2018, we announced a cash dividend of $0.35 per share to stockholders of record as of January 19, 2018, payable on January 31, 2018. Consequent to the anticipated benefit associated with the TCJA, we increased our quarterly cash dividend from $0.30 per share in the fourth quarter of fiscal year 2017 to $0.35 per share. Henceforth, we will review our dividend strategy on an annual basis in January with our board of directors. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of our credit facilities and the declaration by our Board of Directors in the best interest of our stockholders.

Purchases of Equity Securities
In June 2014, our Board of Directors authorized a three-year $100 million share repurchase program pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. Through the expiration of the program in June 2017, we had purchased 207,498 shares at a total cost of $15.7 million. These share purchases were made on the open market and the shares repurchased by us are held in treasury for general corporate purposes.
In June 2017, our Board of Directors authorized a three-year $300 million share repurchase program, effective July 1, 2017, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2017, we had not repurchased any shares under the program.

Item 6.    Selected Financial Data
The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and other data presented below for fiscal years 2017, 2016 and 2015 and the consolidated balance sheet data as of November 30, 2017 and 2016 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2014 and 2013 and the Consolidated Balance Sheet data as of November 30, 2015, 2014 and 2013 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 3 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations and the adoption of new accounting guidance, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2017	2016	2015	2014	2013
Statements of Operations Data: (in thousands, except per share amounts)
Revenue	$17,045,700	$14,061,837	$13,338,397	$13,839,590	$10,845,164
Gross profit	1,550,940	1,282,965	1,191,791	1,099,004	654,970
Operating income	508,965	379,596	354,552	308,507	240,828
Net income	301,173	235,005	208,607	180,150	152,322
Net income attributable to SYNNEX Corporation	301,173	234,946	208,525	180,034	152,237
Earnings per share attributable to SYNNEX Corporation:
Basic:	$7.54	$5.91	$5.28	$4.61	$4.06
Diluted:	$7.51	$5.88	$5.24	$4.57	$3.02
Cash dividends declared per share	$1.05	$0.85	$0.58	$0.13	$—
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

	As of November 30,
	2017	2016	2015	2014	2013
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$550,688	$380,717	$336,072	$180,143	$151,622
Working capital	1,698,571	1,518,498	1,731,624	1,178,260	1,142,355
Total assets	7,698,526	5,215,281	4,444,147	4,713,042	3,325,889
Borrowings, current	805,471	362,889	92,093	716,257	252,523
Long-term borrowings	1,136,089	601,095	638,798	264,246	65,405
Total equity	2,283,695	1,975,798	1,799,897	1,653,985	1,411,641

	Fiscal Years Ended November 30,
	2017	2016	2015	2014	2013
Other Data: (in thousands)
Depreciation and amortization	$159,886	$121,293	$103,510	$91,699	$24,462
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Annual Report on Form 10-K (this “Report”), the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the impact of the Westcon-Comstor Americas business, Tigerspike and Minacs acquisitions on our business, our goodwill and seasonality, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates and the impact of the TCJA, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel and our succession planning, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
In fiscal years 2017, 2016 and 2015, approximately 27%, 27% and 26% of our consolidated revenue, respectively, was generated from our international operations, and we expect this trend to continue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.
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
Margins
The Technology Solutions industry in which we operate is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our Technology Solutions gross margin has fluctuated annually due to changes in the mix of products we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality, replacement of lower margin business, and lower costs associated with increased efficiencies and inventory obsolescence. Should we experience increased competition arising from industry consolidation or low demand for IT products, our ability to maintain or improve our gross margin may be hindered. Generally, when our revenue becomes more concentrated on limited products or customers, our Technology Solutions gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Concentrix gross margins, which are higher than those in our Technology Solutions segment, can be impacted by the mix of customer contracts, additional lead time for programs to be fully scalable and transition and initial set-up costs. Our operating margin has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our Technology Solutions and Concentrix revenue, and the timing of our acquisitions and investments.
Economic and Industry Trends
Our Technology Solutions revenue is highly dependent on the end-market demand for IT and CE products. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, seasonality and overall economic growth and general business activity. With the acquisition of Westcon-Comstor Americas, seasonality may change given the incremental OEM partners, services and the countries in which we transact business. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE distribution industry and increased price-based competition. Our Technology Solutions segment also offers system design and integration solutions, providing purpose-built data servers. Business in our system design and solutions is highly dependent on the demand for cloud infrastructure and the number of key players in the market. Our Technology Solutions business includes significant operations in the United States, Canada, Japan, and with the acquisition of Westcon-Comstor Americas, Latin America, so we are affected by demand for our products in those regions and the strengthening or weakening of local currencies relative to the U.S. Dollar.
The customer engagement services industry in which our Concentrix segment operates is competitive. Customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. Our Concentrix business is largely concentrated in the United States, India, the United Kingdom, Canada, the Philippines, Japan, and China. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to U.S. Dollar. During the three-year period ended November 30, 2017, the economic environment was stable.
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
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition. We assess potential impairment of our goodwill when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. We also assess potential impairment of our goodwill on an annual basis during our fourth quarter, regardless if there is evidence or suspicion of impairment. The amount of an impairment loss would be recognized as the excess of the reporting unit’s carrying value over its fair value.
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
If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The annual goodwill impairment analysis did not result in an impairment charge for fiscal years 2017, 2016 and 2015.
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
Acquisitions
We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint. In our Concentrix segment we seek to further enhance our capabilities and domain expertise in our key verticals, and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our customers.
Acquisitions during fiscal year 2017
On September 1, 2017, we acquired the North America and Latin America distribution businesses, or the Westcon-Comstor Americas business, of Datatec Limited ("Datatec"), for a cash purchase price of $633.6 million. The purchase price includes an estimated $33.1 million related to a potential earnout amount of up to $200.0 million, payable in cash if certain gross profit targets are achieved by the Westcon-Comstor Americas business for the twelve-month period ending February 28, 2018. The acquisition is related to our Technology Solutions segment and strengthens our line card in the security, UCC and networking markets, enhances our North American position by adding complementary OEM vendors and reseller customers and expands our footprint into Latin America. The Westcon-Comstor Americas business contributed approximately $634.8 million in revenue during fiscal year 2017.
We also made a 10% minority investment in Datatec’s EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) distribution businesses for $30.0 million and have an option to purchase up to an additional 10% equity interest in each of the EMEA and APAC distribution businesses by August 31, 2018, for an additional cash consideration of up to $30.0 million.
On July 31, 2017, we acquired Tigerspike, a digital products company specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68.5 million in cash subject to post-closing adjustments, including $10.0 million payable upon finalization of the post-closing adjustments. The acquisition has been integrated into our Concentrix segment and is expected to enhance Concentrix' digital and mobility competencies by providing improved business intelligence and performance for its clients through enabling technologies that are designed to create effortless, personalized end-user engagements. The preliminary purchase price allocation consisted of net tangible liabilities of $0.7 million, goodwill of $43.7 million and intangible assets of $25.4 million.
Acquisitions during fiscal year 2016
On August 1, 2016, we acquired the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a purchase price of $429.1 million in cash. The purchase price allocation consisted of $45.5 million of net tangible assets, $193.4 million of intangible assets and $190.2 million of goodwill.
The acquisition has been integrated into the Concentrix segment. We believe the acquisition provides greater scale and strengthens our position as a top global provider of customer engagement services, enhances domain expertise in Concentrix’s automotive industry vertical and accelerates Marketing Optimization and Internet of Things solutions with Minacs’ proprietary technology.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

Statements of Operations Data:	Fiscal Years Ended November 30,
	2017	2016	2015
Products revenue	88.41%	88.83%	89.49%
Services revenue	11.59	11.17	10.51
Total revenue	100.00	100.00	100.00
Cost of products revenue	(83.67)	(84.03)	(84.54)
Cost of services revenue	(7.23)	(6.85)	(6.52)
Gross profit	9.10	9.12	8.94
Selling, general and administrative expenses	(6.11)	(6.42)	(6.28)
Operating income	2.99	2.70	2.66
Interest expense and finance charges, net	(0.27)	(0.21)	(0.20)
Other income (expense), net	0.01	0.04	(0.01)
Income before income taxes	2.73	2.53	2.45
Provision for income taxes	(0.96)	(0.86)	(0.89)
Net income	1.77	1.67	1.56
Net income attributable to noncontrolling interest	(0.00)	(0.00)	(0.00)
Net income attributable to SYNNEX Corporation	1.77	1.67	1.56
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue of fiscal years 2017 and 2016 in billing currency using their comparable prior year’s currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, these non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures. Analysis of our non-GAAP financial measures should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. Additionally, because these non-GAAP measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies.

Non-GAAP Financial Information:	Fiscal Years Ended November 30,
	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated
Revenue	$17,045,700	$14,061,837	$13,338,397
Foreign currency translation	(4,609)	37,268	—
Revenue in constant currency	$17,041,091	$14,099,105	$13,338,397

Operating income	$508,965	$379,596	$354,552
Acquisition-related and integration expenses	4,781	10,393	10,109
Restructuring costs	—	4,255	—
Amortization of intangibles	79,181	55,490	54,756
Non-GAAP operating income	$592,927	$449,734	$419,417
Depreciation	80,705	65,803	48,754
Adjusted EBITDA	$673,632	$515,537	$468,171

Operating margin	2.99%	2.70%	2.66%
Non-GAAP operating margin	3.48%	3.20%	3.14%

Technology Solutions
Revenue	$15,071,185	$12,490,718	$11,936,660
Foreign currency translation	(6,588)	12,780	—
Revenue in constant currency	$15,064,597	$12,503,498	$11,936,660

Operating income	$394,320	$315,485	$302,950
Acquisition-related and integration expenses	3,724	—	—
Amortization of intangibles	14,929	2,657	2,630
Non-GAAP operating income	$412,973	$318,142	$305,580
Depreciation	15,111	13,935	12,475
Adjusted EBITDA	$428,084	$332,077	$318,055

Concentrix
Revenue	$1,990,180	$1,587,736	$1,416,670
Foreign currency translation	1,979	24,488	—
Revenue in constant currency	$1,992,159	$1,612,224	$1,416,670

Operating income	$114,623	$63,877	$51,127
Acquisition-related and integration expenses	1,057	10,393	10,109
Restructuring costs	—	4,255	—
Amortization of intangibles	64,252	52,833	52,126
Non-GAAP operating income	$179,932	$131,358	$113,362
Depreciation	65,617	52,102	36,755
Adjusted EBITDA	$245,549	$183,460	$150,117

Non-GAAP Financial Information:	Fiscal Years Ended November 30,
	2017	2016	2015
	(in thousands, except per share amounts)
Diluted EPS	$7.51	$5.88	$5.24
Acquisition-related and integration expenses	0.12	0.26	0.25
Restructuring costs	—	0.11	—
Amortization of intangibles	1.97	1.39	1.38
Income taxes related to the above (1)	(0.74)	(0.60)	(0.59)
Non-GAAP diluted EPS(2)	$8.86	$7.04	$6.28
__________________________
(1) The tax effect of the non-GAAP adjustments was calculated using the applicable effective tax rate during the respective years.
(2) The sum of the components of Non-GAAP diluted EPS may not agree to totals, as presented, due to rounding.
Fiscal Years Ended November 30, 2017, 2016 and 2015
Revenue

	Fiscal Years Ended November 30,			Percent Change
	2017	2016	2015	2017 to 2016	2016 to 2015
		(in thousands)
Revenue	$17,045,700	$14,061,837	$13,338,397	21.2%	5.4%
Technology Solutions revenue	15,071,185	12,490,718	11,936,660	20.7%	4.6%
Concentrix revenue	1,990,180	1,587,736	1,416,670	25.3%	12.1%
Inter-segment elimination	(15,665)	(16,617)	(14,933)
In our Technology Solutions segment, we distribute in excess of 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and OEM suppliers to more than 25,000 resellers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. We also design and integrate data center servers. The revenue generated in our Concentrix segment relates to business services focused on process optimization, customer engagement strategy and back office automation. Inter-segment elimination represents services and transactions generated between our reportable segments that are eliminated upon consolidation. Substantially all of the inter-segment revenue represents services provided by the Concentrix segment to the Technology Solutions segment.
Revenue in our Technology Solutions segment increased in fiscal year 2017 compared to fiscal year 2016 primarily due to strong demand for our systems design and integration solutions, the acquisition of Westcon-Comstor Americas on September 1, 2017, adding approximately $634.8 million in revenue, and higher sales across a majority of our Technology Solution product categories. On a constant currency basis, revenue in our Technology Solutions segment increased by 20.6% during fiscal year 2017, compared to fiscal year 2016.
Sales of all Technology Solutions product categories, with the exception of IT Systems, increased in fiscal year 2017 as compared to fiscal year 2016. Networking equipment increased by 61% due to the acquisition of Westcon-Comstor Americas in September 2017. System Components and Integration Solutions revenue increased by 50% in fiscal year 2017 as compared to fiscal year 2016 due to strong demand for our system design and integration solutions.
Concentrix segment revenue increased 25.3% in fiscal year 2017, compared to fiscal year 2016, primarily due to the acquisition of Minacs in August 2016, strong volume growth and expansion of services with automotive, consumer electronics and retail & ecommerce customers. On a constant currency basis, revenue in our Concentrix segment increased by 25.5% during fiscal year 2017, compared to fiscal year 2016.
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
Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2017	2016	2015	2017 to 2016	2016 to 2015
		(in thousands)
Gross profit	$1,550,940	$1,282,965	$1,191,791	20.9%	7.7%
Gross margin	9.10%	9.12%	8.94%
Technology Solutions gross profit	809,083	675,239	659,830	19.8%	2.3%
Technology Solutions gross margin	5.37%	5.41%	5.53%
Concentrix gross profit	749,154	615,447	538,314	21.7%	14.3%
Concentrix gross margin	37.64%	38.76%	38.00%
Inter-segment elimination	(7,297)	(7,721)	(6,353)
Our Technology Solutions gross margin is affected by a variety of factors, including competition, selling prices, mix of products and services, product costs along with rebate and discount programs from our suppliers, reserves, freight costs, inventory losses, acquisition of business units and fluctuations in revenue. Concentrix margins, which are higher than those in our Technology Solutions segment, can be impacted by customer mix, pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
In fiscal year 2017, our gross profit increased due to an increase in revenue in both the Technology Solutions and Concentrix segments, as compared to fiscal year 2016. Consolidated gross margin decreased marginally due to the higher mix of Technology Solutions revenue as described earlier.
Our Technology Solutions gross profit increased in fiscal year 2017 as compared to fiscal year 2016 primarily due to our acquisition of Westcon-Comstor Americas on September 1, 2017, continued demand for our system design and integration solutions and broad-based growth in the remaining Technology Solutions product line categories. Gross margin in our Technology Solutions segment decreased slightly in fiscal year 2017 compared to the prior year as a result of product and customer mix, partially offset by increased gross margin from Westcon-Comstor.
Our Concentrix gross profit increased in fiscal year 2017 as compared to fiscal year 2016, primarily due to the full year impact of the acquisition of Minacs in August 2016 and the improved profitability of certain of our automotive and CE customers. Concentrix gross margin decreased in fiscal year 2017 as compared to fiscal year 2016 primarily due to customer mix, partially offset by the higher margins associated with certain automotive and CE customers.
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

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2017	2016	2015	2017 to 2016	2016 to 2015
	(in thousands)
Selling, general and administrative expenses	$1,041,975	$903,369	$837,239	15.3%	7.9%
Percentage of revenue	6.11%	6.42%	6.28%
Technology Solutions selling, general and administrative expenses	414,763	359,754	356,880	15.3%	0.8%
Technology Solutions percentage of revenue	2.75%	2.88%	2.99%
Concentrix selling, general and administrative expenses	634,530	551,570	487,187	15.0%	13.2%
Concentrix percentage of revenue	31.88%	34.74%	34.39%
Inter-segment elimination	(7,318)	(7,955)	(6,828)
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
The increase in our selling, general and administrative expenses in fiscal year 2017, compared to fiscal year 2016, was primarily due to the acquisitions of Minacs in August 2016 and Westcon-Comstor Americas in September 2017, and investments made in our system design and integration solutions to improve our capabilities and expand our footprint. As a percentage of revenue, both segments generated operational efficiencies which more than offset investments made in expansion of services, capabilities and resources. We incurred $4.8 million in acquisition-related and integration expenses in fiscal year 2017 compared to $10.4 million in fiscal year 2016. Amortization of intangible assets included in “Selling, general and administrative expenses” was $77.5 million in fiscal year 2017, compared to $54.3 million in fiscal year 2016, increasing primarily due to the impact of the Westcon-Comstor Americas acquisition and the full year impact of the Minacs acquisition in August 2016.
The increase in our selling, general and administrative expenses in fiscal year 2016, compared to fiscal year 2015, was primarily due to the acquisition of Minacs and a $17.0 million increase in depreciation primarily to support growth in our Concentrix segment. In addition, we incurred $4.3 million of restructuring costs primarily related to lease termination and employee related costs for closed business activities in three Concentrix delivery centers in North America during fiscal year 2016. This increase was partially offset by the favorable impact of foreign currency translation, primarily from the weakening of the Indian Rupee, British Pound, Philippine Peso and Canadian Dollar, benefitted by a strengthening of the Japanese Yen. We incurred $10.4 million acquisition-related and integration expenses in fiscal year 2016 compared to $10.4 million in fiscal year 2015. Amortization of intangible assets included in “Selling, general and administrative expenses” was $54.3 million in fiscal year 2016, compared to $53.6 million in fiscal year 2015.
Operating Income

	Fiscal Years Ended November 30,			Percent Change
	2017	2016	2015	2017 to 2016	2016 to 2015
		(in thousands)
Operating income	$508,965	$379,596	$354,552	34.1%	7.1%
Operating margin	2.99%	2.70%	2.66%
Technology Solutions operating income	394,320	315,485	302,950	25.0%	4.1%
Technology Solutions operating margin	2.62%	2.53%	2.54%
Concentrix operating income	114,623	63,877	51,127	79.4%	24.9%
Concentrix operating margin	5.76%	4.02%	3.61%
Inter-segment elimination	22	234	475
Operating income in our Technology Solutions segment in fiscal year 2017 increased compared to the prior year primarily due to higher revenue from our system design and integration solutions, broad-based profitable growth and a return to profitability in Japan. Technology Solutions segment operating margin slightly improved from the prior year due to overall market demand for our services and our ability to drive operational efficiencies. This margin increase was partially offset by intangible amortization associated with the acquisition of Westcon-Comstor Americas on September 1, 2017. Operating income and margin in our Concentrix segment increased in fiscal year 2017 compared to the prior year primarily due to a balanced mix of profitable revenue growth and operational efficiencies.
Operating income in our Technology Solutions segment in fiscal year 2016 increased compared to the prior year primarily due to higher revenue from our system design and integration solutions, our specialty services and commercial products, partially offset by lower operating income in Japan. Technology Solutions segment operating margin was consistent with the prior year.
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
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2017	2016	2015	2017 to 2016	2016 to 2015
		(in thousands)
Interest expense and finance charges, net	$45,357	$28,993	$26,296	56.4%	10.3%
Percentage of revenue	0.27%	0.21%	0.20%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.
The increase in our interest expense and finance charges, net in fiscal year 2017, compared to fiscal year 2016, was due to higher interest expense as a result of additional borrowings to fund the Westcon-Comstor Americas acquisition, and support the continued growth in the other businesses within the Technology Solutions segment. Our borrowings are primarily at variable rates and our interest expense has increased with the increase in benchmark interest rates.
The increase in our interest expense and finance charges, net in fiscal year 2016, compared to fiscal year 2015, was due to additional draws against our lines of credit in fiscal year 2016 to fund the Minacs acquisition and to support our growth, and the impact of forward starting interest rate swaps related to our term loan in the United States. In May 2015, we borrowed an additional $411.3 million under an increased term loan commitment in the United States and paid down our United States securitization arrangement and revolving line of credit to secure higher credit availability. The term loan carries a higher rate of interest than our revolving lines of credit and our accounts receivable securitization arrangement.
Other Income (expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2017	2016	2015	2017 to 2016	2016 to 2015
		(in thousands)
Other income (expense), net	$1,123	$5,461	$(1,061)	79.4%	614.7%
Percentage of revenue	0.01%	0.04%	(0.01)%
 Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.
The decrease in other income (expense), net in fiscal year 2017, compared to fiscal year 2016, was primarily due to a benefit of $5.0 million received in the prior fiscal year from class-action legal settlements in our Technology Solutions segment.

The increase in other income (expense), net in fiscal year 2016, compared to fiscal year 2015, was primarily due to a $5.0 million benefit received from class-action legal settlements in our Technology Solutions segment.
Provision for Income Taxes
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our effective tax rate in fiscal year 2017 was 35.2%, compared to 34.0% and 36.2% in fiscal years 2016 and 2015, respectively. The differences in effective tax rates was primarily due to the mix of taxable income in different geographic regions and, to a lesser extent, the reversal of certain tax reserves as a result of the expiration of the statute of limitations in certain tax jurisdiction.
Further information on the treatment of undistributed foreign earnings, a reconciliation of the federal statutory income tax rate to our effective tax rate, and the impact of the TCJA on our effective tax rate in fiscal year 2018 can be found in Notes 16 and 18 of the Consolidated Financial Statements included in Part II, Item 8 of this Report.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		November 30, 2017	November 30, 2016	November 30, 2015
		(in thousands, except per share amounts)
Days sales outstanding
Revenue (products and services)	(a)	$5,311,877	$3,886,902	$3,549,617
Accounts receivable, including receivable from related parties	(b)	2,846,448	1,756,596	1,759,605
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	49	41	45

Days inventory outstanding
Cost of revenue (products and services)	(d)	$4,849,909	$3,508,116	$3,236,881
Inventories	(e)	2,162,626	1,741,734	1,328,967
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	41	45	37

Days payable outstanding
Cost of revenue (products and services)	(g)	$4,849,909	$3,508,116	$3,236,881
Accounts payable, including payable to related parties	(h)	2,643,608	1,713,834	1,452,855
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	50	44	41

Cash conversion cycle	(j) = (c)+(f)-(i)	40	42	41
Cash Flows
Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 40 days, 42 days and 41 days at the end of the fiscal years 2017, 2016 and 2015, respectively. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s purchases outstanding in accounts payable.
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
Net cash provided by operating activities was $176.8 million in fiscal year 2017, primarily generated from our net income of $301.2 million, adjustments for non-cash items of $156.1 million, and an increase in accounts payable of $342.0 million, partially offset by an increase in accounts receivable of $478.3 million, and an increase in inventories of $243.3 million. The increase in both accounts payable and inventories was primarily due to higher purchases as a result of strong demand for our system design and integration solutions and distribution products. The increase in accounts receivable was primarily due to the impact of growth in our Technology Solutions business and the Westcon-Comstor Americas acquisition with the longer collection cycle in the Latin American countries. The adjustments for non-cash items primarily consist of $159.9 million of depreciation and amortization expense.
Net cash provided by operating activities was $324.7 million in fiscal year 2016, primarily generated from our net income of $235.0 million, adjustments for non-cash items of $119.4 million, an increase in accounts payable of $265.6 million and a decrease of accounts receivable of $95.0 million, partially offset by an increase in inventory of $410.2 million. The increases in both accounts payable and inventory were primarily due to higher purchases as a result of strong demand for our system design and integration solutions. The decrease in accounts receivable was primarily due to an improved collection cycle. The adjustments for non-cash items primarily consist of $121.3 million of depreciation and amortization expense.
Net cash provided by operating activities was $641.3 million in fiscal year 2015, primarily generated from our net income of $208.6 million, adjustments for non-cash items of $120.4 million and a decrease in accounts receivable of $291.2 million. The adjustments for non-cash items primarily consist of $103.5 million of depreciation and amortization expense.
Net cash used in investing activities in fiscal year 2017 was $654.3 million, primarily due to payments of $526.7 million for the acquisition of the Westcon-Comstor Americas and Tigerspike businesses, $97.5 million invested in capital expenditures primarily to support growth in our Concentrix segment and $30.0 million paid to acquire a 10% interest in each of Datatec's Westcon-Comstor EMEA and APAC distribution businesses.
Net cash used in investing activities in fiscal year 2016 was $531.9 million primarily due to payments of $415.4 million for the acquisition of Minacs and $123.2 million invested in capital expenditures primarily to support growth in our Concentrix segment.
Net cash used in investing activities in fiscal year 2015 was $59.4 million, primarily due to $100.1 million invested in capital expenditures to support our growth as a result of our acquisition of the Customer Relationship Management business of International Business Machines Corporation ("IBM") in fiscal year 2014 and higher organic business volumes. These outflows were partially offset by cash receipts of $37.3 million from IBM towards working capital and other post-closing adjustments related to the acquisition, net of holdback payments to IBM.
Net cash provided by financing activities in fiscal year 2017 was $638.7 million, consisting primarily of proceeds of $679.4 million from borrowings, net of repayments and debt discount and issuance costs to fund the acquisition of Westcon-Comstor Americas and Tigerspike and to support growth in our Technology Solutions segment. The cash inflow was partially offset by dividend payments of $41.8 million. During the year we amended our U.S. credit facility to increase the term loan to $1,200.0 million and the commitment under our U.S. revolving credit facility to $600.0 million.
Net cash provided by financing activities in fiscal year 2016 was $180.2 million, consisting primarily of proceeds of $217.8 million from borrowings, net of repayments, to fund the acquisition of Minacs and to support growth in both our segments. The cash inflow was partially offset by dividend payments of $33.7 million.
Net cash used in financing activities in fiscal year 2015 was $355.1 million, consisting primarily of $245.2 million of repayments and debt discount and issuance costs under our borrowing arrangements, net of receipts, a decrease in our book overdraft of $82.2 million and dividend payments of $22.6 million. During fiscal year 2015, we amended our U.S. credit facility to increase the term loan to $625.0 million and paid in full outstanding borrowings under our U.S. securitization arrangement and our U.S. revolving credit facility.
We believe our current cash balances and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $550.7 million and $380.7 million as of November 30, 2017 and 2016, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $267.2 million and $200.0 million as of November 30, 2017 and 2016, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
As of November 30, 2017, there were approximately $771.7 million of cumulative undistributed earnings of foreign subsidiaries. Repatriation of the undistributed earnings would be subject to United States federal income taxes, less applicable foreign taxes. Also, repatriation of some foreign balances is restricted by local laws. We have not provided for U.S. federal income tax or foreign withholding taxes on foreign subsidiaries’ undistributed earnings as currently we have no plan to repatriate those earnings back to the United States. Further, it is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries. However, if in the future we repatriate the undistributed earnings of foreign subsidiaries to the United States in the form of dividend or otherwise, we will include the impact of expected U.S. taxes as well as local taxes and withholding taxes in the provision for income taxes and also in the deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation. As discussed in Note 18—Subsequent Events, to the Consolidated Financial Statements included under Item 8 of this Report, undistributed earnings and profits of foreign subsidiaries will be taxed in fiscal year 2018. The Company is currently analyzing its impact and will provide additional disclosure in the fiscal 2018 first quarter Form 10-Q.
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
Historically, we have renewed our U.S. accounts receivable securitization program and our U.S. credit facility agreement described below, on, or prior to, their respective expiration dates. We have no reason to believe that these and other arrangements, including the borrowing arrangements assumed as part of the Westcon-Comstor Americas acquisition, will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.
On-Balance Sheet Arrangements
In the United States, we have an accounts receivable securitization program, or the U.S. AR Arrangement, to provide additional capital for our operations. The U.S. AR Arrangement expires on November 1, 2019. One of our subsidiaries, which is the borrower under the U.S. AR Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable denominated in United States dollars. The U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders’ commitment by an additional $120.0 million. The effective borrowing cost under the U.S. AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of November 30, 2017 and 2016, $288.4 million and $262.9 million, respectively, was outstanding under the U.S. AR Arrangement.
Under the terms of the U.S. AR Arrangement, we and one of our United States subsidiaries sell, on a revolving basis, our receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our bankruptcy-

remote subsidiary as security. Any borrowings under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets.
In May 2017, SYNNEX Canada Limited, or SYNNEX Canada, entered into an accounts receivable securitization program with a bank to transfer eligible trade accounts receivable, on an ongoing revolving basis, up to CAD65.0 million, or $50.4 million, through May 10, 2020. The program includes an accordion feature to allow a request to increase the lender's commitment by an additional CAD25.0 million, or $19.4 million. Any borrowings under this arrangement are recorded as debt on our Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. We will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD25.0 million and an additional 0.55% per annum if the unused portion exceeds CAD25.0 million. As of November 30, 2017, borrowings outstanding under this arrangement were $19.4 million.
In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, we assumed a credit facility of some of the North American subsidiaries that we acquired (the "Westcon-Comstor N.A. facility"). The facility, maintained with certain banks, comprises a $350.0 million commitment for a revolving credit facility and matures in January 2021. We may request incremental commitments to increase the principal amount of the revolving line of credit by $75.0 million. Advances under the Westcon-Comstor N.A. facility are subject to a borrowing base calculation based on eligible accounts receivable and inventories of these subsidiaries and are secured by the assets of these borrowers and the stock of one of our subsidiaries which is the direct parent company of the acquired entities. Interest on the Westcon-Comstor N.A. facility is based on LIBOR, plus a margin which could range from 1.25% to 1.75%, or an index rate, plus a margin which could range from 0.25% to 0.75%, at the borrowers option, and a commitment fee of 0.20%. The borrower subsidiaries under the Westcon-Comstor N.A. facility are required to maintain a minimum fixed charge ratio covenant of 1.0x if excess availability falls below a certain level. As of November 30, 2017, the balance outstanding under the Westcon-Comstor N.A. facility was $220.2 million.
In addition, in connection with the acquisition of Westcon-Comstor Americas, we also assumed the credit facilities of some of the Central and South American subsidiaries that we acquired (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities, maintained with financial institutions in the respective countries, are denominated in local currency of such countries or United States Dollars and aggregate to $96.2 million in revolving commitments. One of the Westcon-Comstor LATAM facilities, comprising $40.0 million in revolving commitments, matures in February 2020. The remaining Westcon-Comstor LATAM facilities, aggregating $56.2 million in revolving commitments, mature in one year or less. We guarantee the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 5.50% to 15.13%. As of November 30, 2017, the aggregate balance outstanding under the Westcon-Comstor LATAM facilities was $78.4 million.
In September 2017, our senior secured credit agreement in the United States, or the U.S. Credit Agreement, was amended to comprise of a $600.0 million revolving credit facility and a $1,200.0 million term loan. As a result of the amendment, we can request incremental commitments to increase the principal amount of the revolving line of credit or term loan available under the U.S. Credit Agreement by $400.0 million. The U.S. Credit Agreement was extended to mature in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million commencing on February 28, 2018, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option. Interest on LIBOR loans was amended to range from 1.25% to 2.00% and for base rate loans, to range from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. In addition, the commitment fee for the unused revolving line of credit was modified to range from 0.175% to 0.30% per annum. The margins above our applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.
As of November 30, 2017 and 2016, balances outstanding under the term loan component of the U.S. Credit Agreement were $1,200.0 million and $585.9 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either November 30, 2017 or 2016.
SYNNEX Infotec, our Japanese subsidiary, has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $124.4 million. The credit agreement is comprised of a JPY6.0 billion, or $53.3 million, term loan and a JPY8.0 billion, or $71.1 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of November 30, 2017 and 2016, the balances outstanding under the term loan component of the facility were $53.3 million and $52.4 million, respectively. Balances outstanding under the revolving credit facility were $52.4 million and $28.8 million, respectively, as of November 30, 2017 and 2016. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under the credit facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of both November 30, 2017 and 2016, borrowings outstanding under these credit facilities were $12.0 million.
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35.0 million, or $27.1 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of November 30, 2017, there were no borrowings outstanding under this credit facility.
We also maintain other local currency denominated lines of credit and accounts receivable factoring arrangements with financial institutions at certain locations outside the United States aggregating commitments of $30.6 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible inventory or accounts receivable. As of November 30, 2017 and 2016, borrowings outstanding under these facilities were $15.2 million and $17.4 million, respectively.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2017 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At November 30, 2017 and 2016, we had a total of $52.1 million and $65.4 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2017, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans (already recorded on our Consolidated Balance Sheet) and operating lease arrangements. The following table summarizes our contractual obligations at November 30, 2017:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$1,946,040	$805,471	$120,108	$1,020,461	$—
Non-cancellable operating leases	383,228	94,006	152,677	78,037	58,508
Total	$2,329,268	$899,477	$272,785	$1,098,498	$58,508

The above table excludes estimated interest on the committed and uncommitted revolving credit facilities and term loans as these facilities are at variable rates of interest and the amounts we draw on different revolving lines of credit facilities fluctuates from month to month depending on cash generated from operations.

As of November 30, 2017, we have recorded contingent consideration payable of $33.1 million on the Consolidated Balance Sheet. For further information, see Note 9 to the Consolidated Financial Statements included in Item 8 of this Report.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through November 30, 2017 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. As of November 30, 2017 and November 30, 2016, accounts receivable subject to flooring agreements were $65.7 million and $65.1 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
As of November 30, 2017, we have established a reserve of $38.3 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both November 30, 2017 and 2016, MiTAC Holdings and its affiliates beneficially owned approximately 24% of our outstanding common stock. Matthew Miau, our Chairman Emeritus of the Board of Directors and director, is the Chairman of MiTAC Holdings’ and a director or officer of MiTAC Holdings’ affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of November 30, 2017
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
We purchased inventories from MiTAC Holdings and its affiliates totaling $232.4 million, $170.1 million and $87.1 million during fiscal years 2017, 2016 and 2015, respectively. Our sales to MiTAC Holdings and its affiliates during fiscal years 2017, 2016 and 2015 totaled $1.2 million, $1.8 million and $1.3 million, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings and its affiliates amounting to $0.1 million, $0.2 million and $0.1 million during fiscal years ended November 30, 2017, 2016 and 2015, respectively.
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
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to the Consolidated Financial Statements, which can be found under Item 8 of this Report.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries using a combination of forward contracts. Principal currencies hedged are the Canadian Dollar, Brazilian Real, Philippine Peso, Indian Rupee, British Pound, Colombian Peso, the Euro, and Japanese Yen. These instruments are generally short-term in nature, with typical maturities/settlement periods of six months or less. We do not hold or issue derivative financial instruments for trading purposes.
The following table presents the hypothetical changes in fair values of our outstanding foreign currency derivative instruments as of November 30, 2017 and 2016, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2017	$(15,253)	$(9,773)	$(4,722)	$469	$3,558	$7,661	$11,529
Forward contracts at November 30, 2016	$(15,259)	$(9,310)	$(3,986)	$721	$5,140	$9,080	$12,678
We do not apply hedge accounting to our forward contracts. Our foreign exchange contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.
Interest Rate Risk
The interest obligations of certain debt obligations have floated relative to major interest rate benchmarks. To manage interest rate risk on the U.S. dollar-denominated floating-rate debt, the Company has entered into interest rate swaps with aggregate notional amounts of $600 million, and $400 million as of November 30, 2017 and 2016, respectively, which effectively converted a portion of the floating rate debt to a fixed interest rate. The interest rate swaps are accounted as cash flow hedges. A 15% variation in our interest rates would not have a material impact on the fair value of our swaps.
The following tables present hypothetical interest expense related to our outstanding borrowings with variable interest rates (after considering the impact of the above mentioned swaps) for the years ended November 30, 2017 and 2016, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$25,421	$26,196	$26,971	$27,746	$28,521	$29,295	$30,070
SYNNEX Canada	351	372	392	413	434	454	475
SYNNEX Infotec	881	886	890	833	900	904	909
Westcon-Comstor North America	3,117	3,300	3,483	3,666	3,850	4,033	4,216
Westcon-Comstor Latin America	6,085	6,443	6,801	7,159	7,517	7,874	8,232
Indian subsidiaries	217	230	243	256	269	281	294
Total for the year ended November 30, 2017	$36,072	$37,427	$38,780	$40,073	$41,491	$42,841	$44,196

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$6,233	$6,408	$6,583	$6,759	$6,934	$7,109	$7,284
SYNNEX Infotec	694	701	709	716	723	731	738
Indian subsidiaries	138	146	154	162	170	178	186
Total for the year ended November 30, 2016	$7,065	$7,255	$7,446	$7,637	$7,827	$8,018	$8,208
Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2017 and 2016 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as available-for-sale securities, recorded at fair market value based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of the Westcon-Comstor Americas business we acquired on September 1, 2017 as discussed in Note 3, “Acquisitions,” to the Consolidated Financial Statements. During the year ended November 30, 2017, the Westcon-Comstor Americas business contributed $634.8 million to the Company’s consolidated revenue. As of November 30, 2017, our total assets included $1,750.5 million which were specifically attributable to the Westcon-Comstor Americas business. We have included the financial results of the Westcon-Comstor Americas business in the consolidated financial statements from the date of acquisition.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2017, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 49 of this Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SYNNEX Corporation:
We have audited the accompanying consolidated balance sheets of SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule in the accompanying Schedule II: Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of SYNNEX Corporation as of November 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 29, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California
January 29, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SYNNEX Corporation:
We have audited the internal control over financial reporting of SYNNEX Corporation (the Company) as of November 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, SYNNEX Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Westcon Group, Inc. (Westcon-Comstor Americas) on September 1, 2017 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2017, internal control over financial reporting of Westcon-Comstor Americas associated with total assets of $1,750.5 million, and total revenue of $634.8 million included in the consolidated financial statements of the Company as of and for the year ended November 30, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Westcon-Comstor Americas.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2017, and our report dated January 29, 2018 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Santa Clara, California
January 29, 2018

SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)

	November 30, 2017	November 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$550,688	$380,717
Restricted cash	5,837	6,265
Short-term investments	5,475	5,109
Accounts receivable, net	2,846,371	1,756,494
Receivable from related parties	77	102
Inventories	2,162,626	1,741,734
Other current assets	168,704	104,609
Total current assets	5,739,778	3,995,030
Property and equipment, net	346,589	312,716
Goodwill	872,641	486,239
Intangible assets, net	583,051	298,550
Deferred tax assets	31,687	58,564
Other assets	124,780	64,182
Total assets	$7,698,526	$5,215,281
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$805,471	$362,889
Accounts payable	2,626,720	1,683,155
Payable to related parties	16,888	30,679
Accrued compensation and benefits	204,665	165,585
Other accrued liabilities	354,104	217,127
Income taxes payable	33,359	17,097
Total current liabilities	4,041,207	2,476,532
Long-term borrowings	1,136,089	601,095
Other long-term liabilities	124,008	103,217
Deferred tax liabilities	113,527	58,639
Total liabilities	5,414,831	3,239,483
Commitments and contingencies (Note 17)
SYNNEX Corporation stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 41,092 and 40,816 shares issued as of November 30, 2017 and 2016, respectively	41	41
Additional paid-in capital	467,948	440,713
Treasury stock, 1,419 and 1,339 shares as of November 30, 2017 and 2016, respectively	(77,133)	(67,262)
Accumulated other comprehensive income (loss)	(61,919)	(93,116)
Retained earnings	1,954,758	1,695,400
Total SYNNEX Corporation stockholders’ equity	2,283,695	1,975,776
Noncontrolling interest	—	22
Total equity	2,283,695	1,975,798
Total liabilities and equity	$7,698,526	$5,215,281

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2017	2016	2015
Revenue:
Products	$15,070,871	$12,490,427	$11,936,282
Services	1,974,829	1,571,410	1,402,115
Total revenue	17,045,700	14,061,837	13,338,397
Cost of revenue:
Products	(14,262,094)	(11,815,479)	(11,276,819)
Services	(1,232,666)	(963,393)	(869,787)
Gross profit	1,550,940	1,282,965	1,191,791
Selling, general and administrative expenses	(1,041,975)	(903,369)	(837,239)
Operating income	508,965	379,596	354,552
Interest expense and finance charges, net	(45,357)	(28,993)	(26,296)
Other income (expense), net	1,123	5,461	(1,061)
Income before income taxes	464,731	356,064	327,195
Provision for income taxes	(163,558)	(121,059)	(118,588)
Net income	301,173	235,005	208,607
Net income attributable to noncontrolling interest	—	(59)	(82)
Net income attributable to SYNNEX Corporation	$301,173	$234,946	$208,525
Earnings attributable to SYNNEX Corporation per common share:
Basic	$7.54	$5.91	$5.28
Diluted	$7.51	$5.88	$5.24
Weighted-average common shares outstanding:
Basic	39,556	39,321	39,061
Diluted	39,758	39,530	39,352
Cash dividends declared per share	$1.05	$0.85	$0.58

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2017	2016	2015
Net income	$301,173	$235,005	$208,607
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0, $0 and $(87) for fiscal years ended November 30, 2017, 2016 and 2015, respectively	1,406	(234)	125
Change in unrealized losses of defined benefit plans, net of taxes of $0, $557 and $0 for fiscal years ended November 30, 2017, 2016 and 2015, respectively	(1,463)	(1,067)	(103)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(2,198), $540 and $2,250 for fiscal years ended November 30, 2017, 2016 and 2015, respectively	3,759	(1,800)	(3,819)
Reclassification of net (gains)/losses to net income, net of tax expense (benefit) of $(677), $(555) and $(178) for fiscal years ended November 30, 2017, 2016 and 2015, respectively	1,085	881	280
Total change in unrealized gains (losses) on cash flow hedges, net of tax	4,844	(919)	(3,539)
Foreign currency translation adjustments, net of taxes of $(983), $(952) and $3,349 for fiscal years ended November 30, 2017, 2016 and 2015, respectively	26,410	(35,634)	(45,097)
Other comprehensive income (loss)	31,197	(37,854)	(48,614)
Comprehensive income:	332,370	197,151	159,993
Comprehensive income attributable to noncontrolling interest	—	(84)	(77)
Comprehensive income attributable to SYNNEX Corporation	$332,370	$197,067	$159,916

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	SYNNEX Corporation Stockholders							Noncontrolling interest	Total equity
	Common stock		Additional paid-in capital	Treasury Stock		Accumulated other comprehensive income (loss)	Retained earnings
	Shares	Amount		Shares	Amount
Balances, November 30, 2014	39,847	$40	$384,625	923	$(32,723)	$(6,628)	$1,308,244	$427	$1,653,985
Share-based compensation	—	—	13,644	—	—	—	—	—	13,644
Tax benefits from equity awards	—	—	7,487	—	—	—	—	—	7,487
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	503	—	5,959	118	(9,828)	—	—	—	(3,869)
Repurchases of common stock	—	—	—	120	(8,736)	—	—	—	(8,736)
Cash dividends declared	—	—	—	—	—	—	(22,591)	—	(22,591)
Changes in ownership of noncontrolling interests	—	—	(28)	—	—	—	—	12	(16)
Other comprehensive loss	—	—	—	—	—	(48,609)	—	(5)	(48,614)
Net income	—	—	—	—	—	—	208,525	82	208,607
Balances, November 30, 2015	40,350	40	411,687	1,161	(51,287)	(55,237)	1,494,178	516	1,799,897
Share-based compensation	—	—	13,971	—	—	—	—	—	13,971
Tax benefits from equity awards	—	—	8,134	—	—	—	—	—	8,134
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	466	1	7,549	91	(9,058)	—	—	—	(1,508)
Repurchases of common stock	—	—	—	87	(6,917)	—	—	—	(6,917)
Cash dividends declared	—	—	—	—	—	—	(33,724)	—	(33,724)
Changes in ownership of noncontrolling interests	—	—	(628)	—	—	—	—	(578)	(1,206)
Other comprehensive income (loss)	—	—	—	—	—	(37,879)	—	25	(37,854)
Net income	—	—	—	—	—	—	234,946	59	235,005
Balances, November 30, 2016	40,816	41	440,713	1,339	(67,262)	(93,116)	1,695,400	22	1,975,798
Share-based compensation	—	—	17,368	—	—	—	—	—	17,368
Tax benefits from equity awards	—	—	5,546	—	—	—	—	—	5,546
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	276	—	4,236	80	(9,871)	—	—	—	(5,635)
Cash dividends declared	—	—	—	—	—	—	(41,815)	—	(41,815)
Changes in ownership of noncontrolling interests	—	—	85	—	—	—	—	(22)	63
Other comprehensive income	—	—	—	—	—	31,197	—	—	31,197
Net income	—	—	—	—	—	—	301,173	—	301,173
Balances, November 30, 2017	41,092	$41	$467,948	1,419	$(77,133)	$(61,919)	$1,954,758	$—	$2,283,695
The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$301,173	$235,005	$208,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,886	121,293	103,510
Share-based compensation	17,368	13,971	13,644
Provision for doubtful accounts	8,268	1,734	542
Excess tax benefit from share-based compensation	(5,546)	(8,308)	(7,780)
Deferred income taxes	(25,221)	(7,409)	(5,497)
Unrealized foreign exchange (gains) losses	(3,542)	(3,009)	16,029
Others	4,861	1,156	(50)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable, including from related parties	(478,273)	95,044	291,206
Inventories	(243,332)	(410,162)	40,121
Accounts payable, including to related parties	341,962	265,609	(23,482)
Other assets and liabilities	99,160	19,780	4,494
Net cash provided by operating activities	176,764	324,704	641,344
Cash flows from investing activities:
Purchases of investments	(12,942)	(92,264)	(10,066)
Proceeds from sale and maturity of investments	10,625	92,549	11,698
Purchases of property and equipment	(97,546)	(123,233)	(100,106)
Acquisition of businesses, net of cash acquired and refunds(1)	(526,658)	(414,801)	37,299
Purchase of cost-method investment	(30,000)	—	—
Others	2,264	5,869	1,726
Net cash used in investing activities	(654,257)	(531,880)	(59,449)
Cash flows from financing activities:
Proceeds from borrowings, net of debt discount and issuance costs	9,061,771	3,503,516	2,847,261
Repayments of borrowings	(8,382,379)	(3,285,687)	(3,092,506)
Dividends paid	(41,815)	(33,724)	(22,591)
Excess tax benefit from share-based compensation	5,546	8,308	7,780
Increase (decrease) in book overdrafts	1,166	(2,499)	(82,236)
Repurchases of common stock	—	(6,917)	(8,736)
Proceeds from issuance of common stock	4,236	7,550	5,959
Repurchases of common stock for tax withholdings on equity awards	(9,871)	(9,058)	(9,828)
Others	—	(1,337)	(170)
Net cash provided by (used in) financing activities	638,654	180,152	(355,067)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,414	(10,439)	(16,610)
Net decrease in cash, cash equivalents and restricted cash	169,575	(37,463)	210,218
Cash, cash equivalents and restricted cash at beginning of year	387,167	424,630	214,412
Cash, cash equivalents and restricted cash at end of year	$556,742	$387,167	$424,630

Supplemental disclosures of cash flow information:
Interest paid on borrowings	$36,783	$21,941	$19,372
Income taxes paid	$136,805	$101,953	$140,962

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$2,239	$2,534	$9,856

(1) The receipt in fiscal year 2015 represents refund of purchase consideration for working capital and other post-closing adjustments related to the acquisition of the Customer Relationship Management business of International Business Machines Corporation in fiscal year 2014.

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
The Consolidated Financial Statements include 100% of the assets and liabilities of majority-owned subsidiaries and the ownership interest of minority investors is recorded as noncontrolling interest. Investments in 20% through 50% owned affiliated companies are accounted under the equity method where the Company exercises significant influence over operating and financial affairs of the investee and is not the primary beneficiary. Investments in less than 20% owned companies are recorded under the cost method, unless the Company has significant influence.
Segment reporting
Operating segments are based on components of the Company that engage in business activity that earns revenue and incurs expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment represents an aggregation of the Technology Solutions United States, Canada, Japan and Latin America operating segments.
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
Inventories
Inventories as of November 30, 2016 are stated at the lower of cost or market. As of November 30, 2017 inventories are stated at the lower of cost or net realizable value. Cost is computed based on the weighted-average method. Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s systems design and integration business, and completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.
Derivative Financial Instruments
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, the compositions and maturities of which are regularly monitored by management. Through November 30, 2017, the Company has not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through November 30, 2017, such losses have been within management’s expectations.
In fiscal years 2017 and 2016, one customer accounted for 21% and 12%, respectively of the Company’s consolidated revenue. In fiscal year 2015, no customer accounted for 10% or more of the Company’s consolidated revenue. Products purchased from the Company’s largest OEM supplier, HP Inc. (formerly Hewlett-Packard Company) (“HP”), accounted for approximately 13%, 17% and 25% of the consolidated revenue for fiscal years 2017, 2016 and 2015, respectively. Before November 1, 2015, HP included both HP Inc. and Hewlett-Packard Enterprise.
As of November 30, 2017, one customer comprised 12% of the total accounts receivable balance. As of November 30, 2016, no customer comprised 10% of the total consolidated accounts receivable balance.
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
Selling, General and Administrative expenses
 Selling, general and administrative expenses are charged to income as incurred. Expenses of promoting and selling products and services are classified as selling expense and include such items as compensation, sales commissions and travel. General and administrative expenses include such items as compensation, cost of warehouse, delivery centers and other non-integration facilities, legal and professional costs, office supplies, non-income taxes, insurance and utility expenses. In addition, selling, general and administrative expenses include other operating items such as allowances for credit losses, depreciation and amortization of intangible assets.
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
Recently adopted accounting pronouncements
In August 2017, the Financial Accounting Standard Board (the “FASB”) issued a new accounting standard that amends and simplifies existing guidance related to hedge accounting in order to allow companies to more accurately present the economic effects of risk management activities in their financial statements. It is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company adopted this guidance in the fourth quarter of fiscal year 2017. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

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
In November 2016, the FASB issued new guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this new guidance in the first quarter of fiscal year 2017, with retrospective effect. The adoption did not have a material impact on the Company's cash flow statement for the year ended November 30, 2017. Cash used in investing activities increased by $82,376 and decreased by $54,435, during the years ended November 30, 2016 and 2015, respectively.
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
Recently issued accounting pronouncements
In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.
In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for the Company in the first fiscal quarter of 2018. Had the Company adopted this guidance during the fiscal year ended November 30, 2017, income tax expense would be lower by $5,546 for the fiscal year ended November 30, 2017, and net income would be higher by approximately the same amount. The tax impact is included in additional paid-in capital for the fiscal year ended November 30, 2017. Cash provided by operating activities during the fiscal year ended November 30, 2017 would have been higher by $5,546.
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

NOTE 3—ACQUISITIONS:
Fiscal 2017 acquisitions
On September 1, 2017, the Company acquired the North America and Latin America distribution businesses of Datatec Limited, a public limited company incorporated in the Republic of South Africa (“Datatec”), through the purchase of 100% of the shares of its subsidiary, Westcon Group, Inc., a Delaware company (“Westcon-Comstor Americas”) for a purchase price of $633,568. The acquisition is related to the Technology Solutions segment and is expected to strengthen the Company’s line card in the security, Unified Communications and Collaboration and networking markets, enhance the Company’s North American position and expand the Company’s footprint into Latin America. As part of the transaction, the Company entered into an agreement with Datatec whereby Westcon-Comstor Americas and Datatec will cooperate in the global deployment of solutions to certain global customers of Westcon-Comstor Americas and Datatec's distribution business outside the Americas for specified fees.
The acquisition was accounted for as a business combination. The total purchase price consideration is as follows:

Purchase consideration:	Fair Value
Cash	$602,739
Contingent consideration payable	33,098
Receivable from Datatec related to settlement of pre-acquisition intra group transactions	(2,269)
$633,568
Contingent consideration of up to $200,000 will be payable in cash if certain Westcon-Comstor Americas gross profit targets are achieved for the twelve-month period ending February 28, 2018. The above contingent consideration represents an estimate based on a probabilistic assessment at the acquisition date. See Note 9—Fair Value Measurements for further information. In order to fund the acquisition, the Company amended and increased its existing senior secured credit agreement in the United States on September 1, 2017. See Note 11—Borrowings for further information.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The preliminary purchase price allocation is as follows:

Preliminary purchase price allocation:	Preliminary Fair Value
Cash and cash equivalents	$127,390
Accounts receivable (Gross accounts receivable: $633,971)	605,666
Inventories	171,034
Other current assets	58,008
Property and equipment	13,051
Goodwill	340,440
Intangible assets	336,000
Deferred tax assets	6,891
Other assets	16,995
Borrowings, current	(291,823)
Accounts payable	(585,723)
Accrued compensation and benefits	(9,723)
Other accrued liabilities	(48,281)
Long-term borrowings	(545)
Other long-term liabilities	(3,730)
Deferred tax liabilities	(102,082)
Purchase consideration	$633,568
The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$152,000	10 years
Vendor relationships	144,000	10 years
Trade names	24,000	10 years
Technology	12,000	5 years
Others	$4,000	4 years
Total intangibles acquired	$336,000
Amortization of intangible assets is recorded in “Selling, general and administrative expenses.”
The preliminary purchase price allocation is based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired during the measurement period. Goodwill of $5,748 is deductible for U.S. income tax purposes.
The Company’s Consolidated Statement of Operations for the year ended November 30, 2017 includes $634,833 of revenue from Westcon-Comstor Americas. Earnings contributed by the acquired business is not separately identifiable due to the integration activities of the Company. Acquisition-related and integration expenses were $3,724 during the year ended November 30, 2017, and consisted primarily of professional services and contract termination costs incurred in connection with the acquisition. These charges were recorded in “Selling, general and administrative expenses.”
The following unaudited pro forma financial information combines the unaudited Consolidated Results of Operations as if the initial closing of the acquisition of the Westcon-Comstor Americas business had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

intangibles, modification of corporate and IT overhead costs charged by Datatec as these activities will be performed internally by the Company or under new arrangements with Datatec, interest expense incurred on borrowings to fund the acquisition, and the related tax effects of the pro forma adjustments.
The unaudited pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of the respective reporting periods.

	Year Ended
	November 30, 2017	November 30, 2016
Revenue	$18,699,040	$16,235,161
Net income attributable to SYNNEX Corporation	297,083	242,092
Earnings attributable to SYNNEX Corporation per common share:
Basic	$7.44	$6.09
Diluted	$7.40	$6.06
On July 31, 2017, the Company acquired 100% of Tigerspike Pty Ltd (“Tigerspike”), a digital products company incorporated in Australia, specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68,457, subject to post-closing adjustments. As of November 30, 2017, the Company had paid $58,457 in cash and $10,000 was payable to the sellers subject to finalization of the post-closing adjustments. The acquisition has been integrated into the Concentrix segment and is expected to enhance Concentrix' digital and mobility competencies by providing improved business intelligence and performance for its clients through enabling technologies that are designed to create effortless, personalized end-user engagements. Based on the preliminary purchase price allocation, the Company recorded net tangible liabilities of $692, goodwill of $43,727 and intangible assets of $25,423, primarily comprising customer relationships. The primary area of the preliminary purchase price allocation that is not yet finalized relates to the valuation of intangible assets acquired. Acquisition-related and integration expenses incurred were $446 during the fiscal year ended November 30, 2017. These charges were recorded in “Selling, general and administrative expenses.” Goodwill is not deductible for tax purposes. The operating results of Tigerspike are not material for pro forma disclosure.
Fiscal year 2016 acquisition
In August 2016, the Company acquired 100% of the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a purchase price of $429,135 paid in cash, after certain post-closing adjustments. During the year ended November 30, 2017, the Company received a refund of $6,500 related to post-closing adjustments. This amount is reflected in the Consolidated Statements of Cash Flows under investing activities. The Company also recorded certain immaterial measurement period adjustments to the fair value of acquired net tangible assets during the year ended November 30, 2017.
The acquisition has been included in the Concentrix segment. The Company believes Minacs provides greater scale and strengthens the Company’s position as a top global provider of customer engagement services, enhances domain expertise in Concentrix’s automotive industry vertical and accelerates Marketing Optimization and Internet of Things solutions with Minacs’ proprietary technology.
The acquisition has been accounted for as a business combination. The purchase price for the acquisition was allocated to net tangible and intangible assets based on their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill, and is attributed to the assembled workforce, expanded market opportunities due to domain expertise in the automotive industry vertical and enhanced technology platforms resulting from the acquisition. Goodwill is not deductible for tax purposes.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The purchase price allocation is as follows:

Purchase price allocation:	Fair Value
Cash and cash equivalents	$20,492
Accounts receivable (Gross accounts receivable: $94,560)	92,686
Other current assets	22,678
Property and equipment	20,276
Goodwill	190,204
Intangible assets	193,400
Other assets	5,944
Borrowings, current	(7,974)
Accounts payable	(1,985)
Accrued compensation and benefits	(26,726)
Other accrued liabilities	(17,110)
Income taxes payable	(698)
Other long-term liabilities	(2,005)
Deferred tax liabilities, noncurrent	(60,047)
Cash consideration paid	$429,135
The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Fair Value	Weighted Average Useful Life
Customer relationships	$190,000	10 years
Technology	3,400	5 years
Total intangibles acquired	$193,400
Amortization of customer relationships is recorded in “Selling, general and administrative expenses” and amortization of technology is recorded in “Cost of revenue” for “services.”
Acquisition-related and integration expenses were $9,798 of which $611 and $9,187 were incurred during the years ended November 30, 2017 and 2016, respectively, and consisted of costs incurred to complete the acquisition and related integration. These charges were recorded in “Selling, general and administrative expenses.” The operating results of Minacs are not material for pro forma disclosure.

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
Unless terminated sooner, the 2013 Stock Incentive Plan will terminate on March 19, 2023.
2003 Stock Incentive Plan
The Company’s 2003 Stock Incentive Plan terminated in March 2013. The number of authorized shares under the 2003 Stock Incentive Plan was 14,120 shares of common stock. The equity awards outstanding under this plan as of November 30, 2017 continue to be governed by their existing terms. The outstanding stock options, restricted stock awards and restricted stock units granted to qualified employees generally vest over a five-year period and the stock options have a contractual term of ten years. Certain restricted stock units could vest subject to the attachment of individual, divisional or Company-wide performance goals. Stock options and restricted stock awards granted to qualified non-employee directors vest over a period ranging from one year to three years. The exercise price of incentive stock option grants was equal to 100% of the fair market value of those shares on the date of the grant. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the Company’s common stockholders.
2014 Employee Stock Purchase Plan
On January 6, 2014, the Board of Directors approved the adoption of the 2014 Employee Stock Purchase Plan (“2014 ESPP”) to succeed the Company's 2003 Employee Stock Purchase Plan. The 2014 ESPP, as amended, commenced on January 1, 2015 with 750 authorized shares. Under the 2014 ESPP, there are four offering periods of three months each in a calendar year. Eligible employees can choose to have a fixed percentage deducted from their bi-weekly compensation to purchase the Company’s common stock at a discount of 5%. The maximum number of shares a participant may purchase is 0.625 during a single accumulation period subject to a maximum purchase limit of $10 in a calendar year. Employees at associate vice president level and above are not eligible to participate in the plan.
Share-based compensation expense related to the 2003 ESPP and 2014 ESPP was insignificant during fiscal years 2017, 2016 and 2015.
Share Repurchase Programs
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
In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2017, the Company had not repurchased any shares under the program.
Dividends
On January 9, 2018, the Company announced a cash dividend of $0.35 per share to stockholders of record as of January 19, 2018, payable on January 31, 2018. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors.

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
The Company recorded share-based compensation expense in the Consolidated Statements of Operations for fiscal years 2017, 2016 and 2015 as follows:

	Fiscal Years Ended November 30,
	2017	2016	2015
Total share-based compensation	17,523	14,023	13,704
Tax effect on share-based compensation	(6,167)	(4,768)	(4,967)
Net effect on net income	$11,356	$9,255	$8,737

Substantially all of the share-based compensation expense was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
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
The following assumptions were used in the Black-Scholes valuation model in fiscal years 2017, 2016 and 2015:

	Fiscal Years Ended November 30,
	2017	2016	2015
Stock option plan:
Expected life (years)	5.9	5.8	5.9
Risk free interest rate	2.11%	1.43%	1.63%
Expected volatility	29.41%	31.44%	31.78%
Dividend yield	0.93%	0.89%	0.90%

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

A summary of the activities under the Company’s stock incentive plan is set forth below:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price Per Share
Balances, November 30, 2016	1,696	571	$60.64
Restricted stock awards granted	(149)	—	—
Restricted stock units granted	(164)	—	—
Restricted stock cancelled/forfeited	46	—	—
Options granted	(89)	89	$128.67
Options exercised	—	(43)	$32.27
Balances, November 30, 2017	1,340	617	$72.42

Employee Stock Options
The weighted-average grant-date fair values of the stock options granted during fiscal years 2017, 2016 and 2015 were $36.92, $32.66, and $26.70, respectively. As of November 30, 2017, 617 options were outstanding and expected to vest with a weighted average life of 6.67 years, a weighted average exercise price of $72.42 per option and an aggregate pre-tax intrinsic value of $39,324. As of November 30, 2017, 355 options were vested and exercisable with a weighted average life of 5.25 years, a weighted average exercise price of $48.79 per share and an aggregate pre-tax intrinsic value of $31,026.
The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2017, 2016 and 2015 were as follows:

	Fiscal Years Ended November 30,
	2017	2016	2015
Intrinsic value of options exercised	$3,856	$11,918	$9,338
Cash received from exercise of options	$1,400	$5,157	$3,984
The Company settles employee stock option exercises with newly issued common shares.
As of November 30, 2017, the unamortized share-based compensation expense related to unvested stock options under the 2003 Stock Incentive Plan and 2013 Stock Incentive Plan was $7,851 which will be recognized over an estimated weighted-average amortization period of 3.82 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company’s nonvested restricted stock awards and stock units during the fiscal year 2017 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Nonvested as of November 30, 2016	640	$79.65
Awards granted	149	$125.69
Units granted(1)	164	$124.39
Awards and units vested	(206)	$69.71
Awards and units cancelled/forfeited(2)	(46)	$79.76
Nonvested as of November 30, 2017	701	$103.74

____________________________________

(1)	For performance-based restricted stock units, the maximum number of shares that can be awarded upon full vesting of the grants is included.

(2)	For performance-based restricted stock units, the difference between maximum awards and the actual number of shares issued upon full vesting is included.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

As of November 30, 2017, there was $58,770 of total unamortized share-based compensation expense related to nonvested restricted stock awards and stock units granted under the 2003 Stock Incentive Plan and the 2013 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.66 years.
NOTE 6—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of November 30,
	2017	2016
Cash and cash equivalents	$550,688	$380,717
Restricted cash	5,837	6,265
Restricted cash included in other assets	217	185
	$556,742	$387,167
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, the issuance of bank guarantees and government grants.

	As of November 30,
	2017	2016
Accounts receivable, net:
Accounts receivable	$2,918,703	$1,820,049
Less: Allowance for doubtful accounts	(19,193)	(13,564)
Less: Allowance for sales returns	(53,139)	(49,991)
	$2,846,371	$1,756,494

Allowance for doubtful accounts receivables:
Balance at November 30, 2014	$16,870
Additions	542
Write-offs and deductions	(2,995)
Balance at November 30, 2015	14,417
Additions	1,734
Write-offs and deductions	(2,587)
Balance at November 30, 2016	13,564
Additions	8,268
Write-offs and deductions	(2,639)
Balance at November 30, 2017	$19,193

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2017	2016
Property and equipment, net:
Land	$25,922	$23,629
Equipment, computers and software	306,665	255,400
Furniture and fixtures	60,892	51,767
Buildings, building improvements and leasehold improvements	270,649	219,780
Construction-in-progress	12,049	12,007
Total property and equipment, gross	676,177	562,583
Less: Accumulated depreciation	(329,588)	(249,867)
	$346,589	$312,716
Depreciation expense for fiscal years 2017, 2016 and 2015, was $80,705, $65,803 and $48,754, respectively.

Goodwill:	Fiscal Year Ended November 30, 2017			Fiscal Year Ended November 30, 2016
	Technology Solutions	Concentrix	Total	Technology Solutions	Concentrix	Total
Balance, beginning of year	$96,412	$389,827	$486,239	$95,947	$202,838	$298,785
Additions from acquisitions, net of adjustments (See Note 3)	340,440	37,642	378,082	—	196,514	196,514
Foreign exchange translation	373	7,947	8,320	465	(9,525)	(9,060)
Balance, end of year	$437,225	$435,416	$872,641	$96,412	$389,827	$486,239

Intangible assets, net:	As of November 30, 2017			As of November 30, 2016
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$619,431	$(236,282)	$383,149	$448,008	$(160,033)	$287,975
Vendor lists	180,041	(39,016)	141,025	36,815	(34,793)	2,022
Technology	38,041	(6,519)	31,522	10,900	(3,227)	7,673
Other intangible assets	33,745	(6,390)	27,355	5,827	(4,947)	880
	$871,258	$(288,207)	$583,051	$501,550	$(203,000)	$298,550

Amortization expense for fiscal years 2017, 2016 and 2015, was $79,181, $55,490 and $54,756, respectively. The increase in intangible assets, gross as of November 30, 2017 is due to the Westcon-Comstor Americas acquisition in the Technology Solutions segment and the Tigerspike acquisition in the Concentrix segment. See Note 3 - Acquisitions.
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2018	$106,747
2019	89,860
2020	82,014
2021	74,682
2022	64,305
Thereafter	165,443
Total	$583,051

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), net of taxes, attributable to SYNNEX Corporation were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized gains on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance, beginning of year	$713	$(850)	$(4,458)	$(88,521)	$(93,116)
Other comprehensive income (loss) before reclassification	1,406	(1,463)	3,759	26,410	30,112
Reclassifications of (gains) losses from Other comprehensive income (loss)	—	—	1,085	—	1,085
Balance, end of year	$2,119	$(2,313)	$386	$(62,111)	$(61,919)

Reclassifications of (gains) losses on cash flow hedges into earnings are recorded in "Interest expense and finance charges, net" in the Company's "Consolidated Statements of Operations."

NOTE 7—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of November 30, 2017			As of November 30, 2016
	Adjusted Cost Basis	Unrealized Gains/(Losses)	Carrying Value	Adjusted Cost Basis	Unrealized Gains/(Losses)	Carrying Value
Short-term investments:
Held-to-maturity investments	$5,475	$—	$5,475	$5,109	$—	$5,109

Long-term investments in “Other assets:”
Available-for-sale securities	$972	$2,404	$3,376	$928	$955	$1,883
Held-to-maturity investments	5,189	(225)	5,189	2,102	—	2,102
Cost-method investments	33,817	—	33,817	3,884	—	3,884

Short-term held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Long-term held-to-maturity investments consist of foreign government bonds of $1,396 purchased pursuant to local regulations, maturing in fiscal year 2023, and term deposits with maturities not exceeding one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term cost-method investments consist of minority investments in equity securities of private entities. The increase in cost-method investments as of November 30, 2017 represents the purchase of a minority investment in Datatec’s EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) distribution businesses for $30,000 through the purchase of 10% of the shares of each of Westcon Emerging Markets Group (Pty) Limited, a South Africa company, and Westcon Group European Holdings, Limited, a United Kingdom company. The Company has an option to purchase up to an additional 10% equity interest in each of the EMEA and APAC distribution businesses within the twelve months following the closing of the acquisition, for an additional cash consideration of up to $30,000 depending on the percentage of equity interest the Company determines to purchase in either entity. The fair value of the option is not material to the Company's Consolidated Financial Statements.
Available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method investments, the Company records an impairment charge when the decline in

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on an internal valuation of the investees. The fair value of foreign government bonds is $1,171 as of November 30, 2017.
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
As of November 30, 2017 and 2016, the Company had interest rate swaps with aggregate notional amounts of $600,000 and $400,000, respectively, to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities up to September 2022. These swaps are designated as cash flow hedges of the variability in interest payments due to changes in the contractually specified interest rates of the Company's debt. Gains and losses on cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in “Accumulated other comprehensive income (loss)” associated with such derivative instruments are reclassified immediately into “Interest expense and finance charges, net.” Any subsequent changes in fair value of such derivative instruments are reflected in “Interest expense and finance charges, net” unless they are re-designated as hedges of other transactions.
Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s policy is not to allow the use of derivatives for trading or speculative purposes. The fair values of the Company’s derivative instruments are also disclosed in Note 9.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following table summarizes the fair value of the Company’s derivative instruments as of November 30, 2017 and 2016:

	Fair Value as of
Balance Sheet Line Item	November 30, 2017	November 30, 2016
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$1,483	$1,700
Other accrued liabilities	$1,194	$979
Other long-term liabilities	$1,372	$—
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other assets	$3,484	$—
Other current liabilities	$389	$706
Other long-term liabilities	$1,996	$6,542
The notional amounts of the foreign exchange forward contracts that were outstanding as of November 30, 2017 and 2016 were $248,069 and $275,163, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, Brazilian Real, Philippine Peso, Indian Rupee, British Pound, Colombian Peso, the Euro, and Japanese Yen that will be bought or sold at maturity. The contracts mature or settle in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded a loss of $2,217 in “Other income (expense), net” in fiscal year 2017, a loss of $1,629 in fiscal year 2016 and a gain of $18,764 in fiscal year 2015. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
For fiscal years 2017, 2016 and 2015, the Company recorded a gain before tax of $7,042 and losses before tax of $1,459, and $5,789, respectively, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. There are no existing gains or losses in "Accumulated other comprehensive income (loss)" that are expected to be reclassified into earnings in the normal course of business within the next twelve months.
The net effect on earnings of the interest rate swaps are presented in "Interest expense and finance charges, net." The net earnings effect is shown in the following table:

Period	Gains/(losses) reclassified from Accumulated other comprehensive income (loss) into income	Total Interest expense and finance charges, net
Year ended November 30, 2017	(1,762)	(45,357)
Year ended November 30, 2016	(1,436)	(28,993)
Year ended November 30, 2015	(458)	(26,296)
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $1,352 each as of November 30, 2017 and $1,364 each as of November 30, 2016.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2017				As of November 30, 2016
	Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$157,935	$157,935	$—	$—	$43,043	$43,043	$—	$—
Available-for-sale securities	3,376	3,376	—	—	1,883	1,883	—	—
Forward foreign currency exchange contracts	1,483	—	1,483	—	1,700	—	1,700	—
Interest rate swaps	3,484	—	3,484	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts	$2,566	$—	$2,566	$—	$979	$—	$979	$—
Interest rate swaps	2,385	—	2,385	—	7,248	—	7,248	—
Contingent consideration payable	$33,098	$—	$—	$33,098	—	—	—	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contract and interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2017 and 2016.
Contingent consideration payable represents acquisition related future potential earn-out payments. The fair value of the contingent consideration liability was based on a probabilistic analysis using an option pricing model as implemented via a Monte Carlo simulation.  The model considered an expected case forecast for the remainder of the earn-out period, estimated volatility around the forecast, a measure of systematic risk as captured by a market price of risk adjustment, and a discount rate including non-performance risk. There was no change in fair value during fiscal year 2017.
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
During fiscal years 2017 and 2016, there were no transfers between the fair value measurement category levels.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 10—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of a certain customer and its affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. As of November 30, 2017 and 2016, accounts receivable sold to and held by the financial institution under this program were $49,826 and $61,858. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statement of Operations. During the years ended November 30, 2017 and 2016, discount fees were $968 and $1,201, respectively.
SYNNEX Infotec, the Company's Japanese Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of November 30, 2017 and 2016 were $2,306 and $3,564, respectively.
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
The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2017	2016	2015
Net sales financed	$1,262,325	$1,264,117	$1,306,859
Flooring fees(1)	8,192	8,240	8,478
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of November 30, 2017 and 2016, accounts receivable subject to flooring agreements were $65,684 and $65,099, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 11—BORROWINGS:
Borrowings consist of the following:

	As of November 30
	2017	2016
SYNNEX United States accounts receivable securitization arrangement	$288,400	$262,900
SYNNEX Canada accounts receivable securitization arrangement	19,389	—
Westcon-Comstor North America revolving line of credit facility	220,241	—
Westcon-Comstor Latin America revolving lines of credit facilities	78,407	—
SYNNEX Japan credit facility - revolving line of credit component	52,426	28,831
Concentrix India revolving lines of credit facilities	12,000	12,000
SYNNEX United States credit agreement - current portion of term loan component	60,000	35,157
SYNNEX Japan credit facility - current portion of term loan component	53,314	—
Other borrowings	21,294	24,001
Borrowings, current	805,471	362,889

SYNNEX United States credit agreement - term loan component	1,140,000	550,781
SYNNEX Infotec credit facility - term loan component	—	52,420
Other term debt	569	28
Long-term borrowings, before unamortized debt discount and issuance costs	$1,140,569	$603,229
Less: unamortized debt discount and issuance costs	$(4,480)	$(2,134)
Long-term borrowings	$1,136,089	$601,095
SYNNEX United States accounts receivable securitization arrangement
In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). The U.S. AR Arrangement expires on November 1, 2019. Under the terms of the U.S. AR Arrangement, the Company’s subsidiary that is the borrower under this facility can borrow up to a maximum of $600,000 based upon eligible trade accounts receivable denominated in United States dollars. The U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120,000. The effective borrowing cost under the U.S. AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily LIBOR, plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders.
Under the terms of the U.S. AR Arrangement, the Company and one of its U.S. subsidiaries sell, on a revolving basis, their receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any borrowings under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
SYNNEX Canada accounts receivable securitization arrangement
In May 2017, SYNNEX Canada Limited (“SYNNEX Canada”) entered into an accounts receivable securitization program with a bank to transfer eligible trade accounts receivable, on an ongoing revolving basis, up to CAD65,000, or $50,411, through May 10, 2020. The program includes an accordion feature to allow a request to increase the lender's commitment by an additional CAD25,000, or $19,389. Any borrowings under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. It will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD25,000 and an additional 0.55% per annum if the unused portion exceeds CAD25,000.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

Westcon-Comstor North America revolving line of credit facility

In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, the Company assumed a credit facility of some of the North American subsidiaries the Company acquired. The facility maintained with certain banks comprises a $350,000 commitment for revolving credit facility and matures in January 2021. The Company may request incremental commitments to increase the principal amount of the revolving line of credit by $75,000. Advances under the Westcon-Comstor N.A. Facility are subject to a borrowing base calculation based on eligible accounts receivable and inventories of these subsidiaries and are secured by the assets of these borrowers and the stock of one of the Company’s subsidiaries which is their direct parent company. Interest on Westcon-Comstor N.A. Facility is based on LIBOR plus a margin which could range from 1.25% to 1.75%, or an index rate, plus a margin which could range from 0.25% to 0.75%, at the borrowers option, and a commitment fee of 0.20%. The borrower subsidiaries under the Westcon-Comstor N.A. Facility are required to maintain a minimum fixed charge ratio covenant of 1.0x if excess availability falls below a certain level.
Westcon-Comstor Latin America revolving lines of credit facilities
In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, the Company also assumed credit facilities of some of the Central and South American subsidiaries the Company acquired (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities maintained with financial institutions in the respective countries are denominated in local currency of such countries or United States Dollars and aggregate to $96,246 in revolving commitments. One of the Westcon-Comstor LATAM facilities comprising $40,000 in revolving commitments matures in February 2020. The remaining Westcon-Comstor LATAM facilities aggregating $56,246 in revolving commitments mature in one year or less. The Company guarantees the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 5.50% to 15.13%.
SYNNEX Japan credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $124,400. The credit facility is comprised of a JPY6,000,000, or $53,314, term loan and a JPY8,000,000, or $71,086, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
Concentrix India revolving lines of credit facilities
The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. The Company guarantees the obligations under these credit facilities. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution.
SYNNEX United States credit agreement
In September 2017, the Company entered into an amendment to its U.S. senior secured credit agreement (the "U.S. Credit Agreement"). As a result of the amendment, the U.S. Credit Agreement includes a $600,000 commitment for revolving credit facility and a $1,200,000 term loan. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $400,000. The maturity of the U.S. Credit Agreement was extended until September 2022. The outstanding principal amount of the term loan is payable in quarterly installments of $15,000 commencing on February 28, 2018, with the unpaid balance due in full on the September 2022 maturity date. Interest on the borrowings under the U.S. Credit Agreement was amended to change the margin for LIBOR loans, which may now range from 1.25% to 2.00% and for base rate loans, which may now range from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. Base rate is a variable rate which is the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest announced from time to time by Bank of America as its “prime rate” or (c) the Eurodollar Rate plus 1.0%. In addition, the commitment fee was modified to range from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

There were no borrowings outstanding under the revolving credit facility as of either November 30, 2017 or 2016.
SYNNEX Canada revolving line of credit
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35,000, or $27,144. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of November 30, 2017, there were no borrowings outstanding under this credit facility.
Other borrowings and other term debt
Other borrowings include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, building mortgages and book overdrafts aggregating $30,558 in commitments for revolving credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market condition. Borrowings under these facilities are guaranteed by the Company or secured by eligible inventory or accounts receivable.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2017 exchange rates.
Future principal payments
Future principal payments under the above loans as of November 30, 2017 are as follows:

Fiscal Years Ending November 30,
2018	$805,471
2019	60,066
2020	60,042
2021	60,461
2022	960,000
$1,946,040
Interest expense and finance charges
For fiscal years 2017, 2016 and 2015, the total interest expense and finance charges for the Company’s borrowings were $47,367, $31,130 and $27,935, respectively. The variable interest rates ranged between 0.58% and 15.13%, between 0.73% and 4.00% and between 0.57% and 4.50% in fiscal years 2017, 2016 and 2015, respectively.
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2017, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 12—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2017	2016	2015
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$301,173	$234,946	$208,525
Less: net income allocated to participating securities(1)	(2,790)	(2,419)	(2,429)
Net income attributable to SYNNEX Corporation common stockholders	$298,383	$232,527	$206,096
Weighted-average number of common shares - basic	39,556	39,321	39,061
Basic earnings attributable to SYNNEX Corporation per common share	$7.54	$5.91	$5.28

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$301,173	$234,946	$208,525
Less: net income allocated to participating securities(1)	(2,778)	(2,408)	(2,413)
Net income attributable to SYNNEX Corporation common stockholders	$298,395	$232,538	$206,112
Weighted average number of common shares - basic	39,556	39,321	39,061
Effect of dilutive securities:
Stock options and restricted stock units	202	209	291
Weighted-average number of common shares - diluted	39,758	39,530	39,352
Diluted earnings attributable to SYNNEX Corporation per common share	$7.51	$5.88	$5.24

Anti-dilutive shares excluded from diluted earnings per share calculation	14	11	3
____________________________________

(1)	Restricted stock awards granted to employees by the Company and its subsidiaries are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 13—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for fiscal years 2017, 2016, and 2015 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2017:
Revenue	$15,071,185	$1,990,180	$(15,665)	$17,045,700
External Revenue	15,070,871	1,974,829		17,045,700
Operating income	394,320	114,623	22	508,965
Depreciation and amortization expense	30,040	129,869	(23)	159,886
Total assets	$7,124,884	$1,677,728	$(1,104,086)	$7,698,526
Fiscal Year ended November 30, 2016:
Revenue	$12,490,718	$1,587,736	$(16,617)	$14,061,837
External Revenue	12,490,427	1,571,410		14,061,837
Operating income	315,485	63,877	234	379,596
Depreciation and amortization expense	16,592	104,935	(234)	121,293
Total assets	$4,844,271	$1,614,623	$(1,243,613)	$5,215,281
Fiscal Year ended November 30, 2015:
Revenue	$11,936,660	$1,416,670	$(14,933)	$13,338,397
External Revenue	11,936,282	1,402,115		13,338,397
Operating income	302,950	51,127	475	354,552
Depreciation and amortization expense	15,105	88,881	(476)	103,510
Total assets	$4,149,080	$1,057,880	$(762,813)	$4,444,147
Inter-segment elimination represents services and transactions, principally intercompany loans, between the Company’s reportable segments that are eliminated on consolidation.
Geographic information
Shown below is summarized financial information related to the geographic areas in which the Company operated during fiscal years 2017, 2016 and 2015. The revenue attributable to countries is based on the geography of the entities from where products are delivered or from where customer service contracts are managed.

	Fiscal Years Ended November 30,
	2017	2016	2015
Revenue:
United States	$12,491,539	$10,316,259	$9,869,789
Canada	1,683,080	1,522,527	1,429,774
Others	2,871,081	2,223,051	2,038,834
Total	$17,045,700	$14,061,837	$13,338,397

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2017	2016
Property and equipment, net:
United States	$144,015	$129,633
India	37,490	41,285
Philippines	30,805	36,219
Others	134,279	105,579
Total	$346,589	$312,716
During the fiscal years ended November 30, 2017, 2016 and 2015, no other country represented more than 10% of total revenue. As of both November 30, 2017 and 2016, no other country represented more than 10% of the total net property and equipment.
NOTE 14—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company’s primary investor through its affiliates. As of both November 30, 2017 and 2016, MiTAC Holdings and its affiliates beneficially owned approximately 24% of the Company's outstanding common stock. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 24% of the Company’s outstanding common stock as of November 30, 2017. These shares are owned by the following entities:

As of November 30, 2017
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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $232,364, $170,053, and $87,149 during fiscal years ended November 30, 2017, 2016 and 2015, respectively. The Company’s sales to MiTAC Holdings and its affiliates during fiscal years ended November 30, 2017, 2016, and 2015 totaled $1,202, $1,809 and $1,290, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $149, $216 and $126 during fiscal years ended November 30, 2017, 2016 and 2015, respectively.
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
NOTE 15—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible current, retired and resigned employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement in certain foreign subsidiaries. Net pension costs were $6,370, $3,879 and $3,897 in fiscal years 2017, 2016 and 2015, respectively. The Company contributed $6,095, $2,721, $2,090 during fiscal years 2017, 2016 and 2015, respectively. As of November 30, 2017 and 2016, those plans were unfunded by $17,214 and $16,113, respectively.
The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government mandated defined contribution plans. During fiscal years 2017, 2016 and 2015, the Company contributed $33,876, $30,903 and $22,215, respectively, to defined contribution plans.
The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of November 30, 2017 and 2016, the deferred compensation liability balance was $6,800 and $7,468, respectively.
NOTE 16—INCOME TAXES:
The sources of income before the provision for income taxes and non-controlling interest are as follows:

	Fiscal Years Ended November 30,
	2017	2016	2015
United States	$257,837	$185,936	$197,406
Foreign	206,894	170,128	129,789
	$464,731	$356,064	$327,195

Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2017	2016	2015
Current tax provision:
Federal	$105,879	$68,309	$65,101
State	17,900	8,241	15,179
Foreign	65,000	51,918	43,805
	$188,779	$128,468	$124,085
Deferred tax provision (benefit):
Federal	$(16,303)	$3,383	$(3,536)
State	(1,379)	(1,608)	(173)
Foreign	(7,539)	(9,184)	(1,788)
	$(25,221)	$(7,409)	$(5,497)

Total tax provision	$163,558	$121,059	$118,588

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

The following presents the breakdown net deferred tax liabilities:

	As of November 30,
	2017	2016
Deferred tax assets	$31,687	$58,564
Deferred tax liabilities	(113,527)	(58,639)
Total net deferred tax liabilities	$(81,840)	$(75)
Net deferred tax liabilities consist of the following:

	As of November 30,
	2017	2016
Assets:
Inventory reserves	$15,591	$10,804
Allowance for doubtful accounts and sales return reserves	14,819	10,444
Other reserves and accruals	45,711	21,950
State tax credits	10,063	5,345
Deferred and prepaid compensation	6,661	10,569
Net operating losses	14,537	19,243
Deferred revenue	7,000	4,255
Share-based compensation expense	7,709	6,558
Others	6,969	4,449
Gross deferred tax assets	129,060	93,617
Valuation allowance	(18,604)	(21,176)
Total deferred tax assets	$110,456	$72,441
Liabilities:
Depreciation and amortization	$(28,043)	$(6,231)
Intangible assets	(164,253)	(66,285)
Total deferred tax liabilities	$(192,296)	$(72,516)
Net deferred tax liabilities	$(81,840)	$(75)
The valuation allowance relates primarily to certain foreign net operating loss carry forward, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.
A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.9	2.3	2.5
Foreign taxes	(3.2)	(4.7)	(1.3)
Others	0.5	1.4	—
Effective income tax rate	35.2%	34.0%	36.2%
The Company’s United States business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested outside of the United States. Accordingly, the Company has not provisioned United States taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested. The Company estimates that its total undistributed earnings upon which it has not provided deferred tax is approximately $771,721 as of November 30, 2017. It is not currently practical to estimate the amount of income tax that might be payable if any earnings were to be distributed by individual foreign

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

subsidiaries. As discussed in Note 18—Subsequent Events, undistributed earnings and profits of foreign subsidiaries will be taxed in fiscal year 2018. The Company is currently analyzing its impact and will provide additional disclosure in the fiscal 2018 first quarter Form 10-Q.
As of November 30, 2017, the Company had net operating loss carry forward of approximately $15,521 and $13,166 for federal and state purposes, respectively. The federal net operating loss carry forward will start expiring in fiscal year ending November 30, 2021, if not used and the state net operating loss carry forward will start expiring in fiscal year ending November 30, 2018, if not used. The Company also had $46,492 of foreign net operating loss carry forward, primarily from SYNNEX Infotec Japan and Concentrix entities that will also start expiring in fiscal year ending November 30, 2018, if not used. In addition, the Company has $1,014 of various state income tax credit carry forwards that if not used, will begin expiring in fiscal year ending November 30, 2020.
The Company enjoys tax holidays in certain jurisdictions including China, Costa Rica, Nicaragua and Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2017, 2016, and 2015 were approximately $0.07 to $0.08, $0.07 to $0.08 and $0.03 to $0.04 respectively.
The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2017, 2016, and 2015 were as follows:

Balance as of November 30, 2014	$21,874
Additions based on tax positions related to the current year	3,485
Additions for tax positions of prior years	923
Lapse of statute of limitations	(3,441)
Changes due to translation of foreign currencies	(26)
Balance as of November 30, 2015	22,815
Additions based on tax positions related to the current year	6,727
Additions for tax positions of prior years	5,613
Lapse of statute of limitations	(2,241)
Changes due to translation of foreign currencies	(140)
Balance as of November 30, 2016	32,774
Additions based on tax positions related to the current year	9,022
Additions for tax positions of prior years	231
Settlements	(1,624)
Lapse of statute of limitations	(2,300)
Changes due to translation of foreign currencies	179
Balance as of November 30, 2017	$38,282

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. In the United States, the Company is subject to examination and audits by tax authorities for tax years after fiscal year ended 2014. The Company is subject to various audits in other tax jurisdictions. As of November 30, 2017, the Company is unable to estimate the range of any possible adjustments. Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2017 will not materially change in the next twelve months.
As of November 30, 2017, the total uncertain tax position is $38,282, of which $37,540 of the unrecognized tax benefits, net of federal benefit would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2017 and 2016, the Company had accrued $5,867 and $4,461, respectively, in income taxes payable related to accrued interest.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2027. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of November 30, 2017 were as follows:

Fiscal Years Ending November 30,
2018	$94,006
2019	84,129
2020	68,548
2021	44,558
2022	33,479
thereafter	58,508
Total minimum lease payments	$383,228

Rent expense for the years ended November 30, 2017, 2016 and 2015 amounted to $115,480, $105,350 and $93,505, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of November 30, 2017 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 10—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2017 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
(currency and share amounts in thousands, except per share amounts)

NOTE 18—SUBSEQUENT EVENTS:
On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. The Company anticipates its effective tax rate to be 28% to 30%, excluding the one-time impact of the TCJA for fiscal 2018 primarily due to the reduction in the federal tax rate. The Company’s actual effective tax rate for fiscal 2018 may differ from management’s estimate due to changes in interpretations and assumptions. Due to the timing of enactment and complexity of the TCJA, the Company is unable to estimate a reasonable range of the one-time impact associated with mandatory repatriation, remeasurement of deferred taxes and other provisions of the TCJA and will provide additional disclosure in the first quarter Form 10-Q filing.
On January 9, 2018, the Company announced a change in executive leadership whereby Kevin Murai, President and Chief Executive Officer, will retire from his position and become Chairman of the Board of Directors effective March 1, 2018. Concurrently, Dennis Polk, current Chief Operating Officer, will become President and Chief Executive Officer and will remain on the Board of Directors.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2017. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the periods presented.

	Fiscal Year 2017 Three Months Ended				Fiscal Year 2016 Three Months Ended
Statements of Operations Data: (currency and share amounts in thousands except per share amounts)	Feb. 28, 2017	May 31, 2017	Aug. 31, 2017	Nov. 30, 2017	Feb. 29, 2016	May 31, 2016	Aug. 31, 2016	Nov. 30, 2016
Revenue:
Products	$3,046,621	$3,458,243	$3,784,599	$4,781,408	$2,784,837	$3,047,638	$3,267,287	$3,390,665
Services	474,248	478,025	492,087	530,469	340,785	331,861	402,527	496,237
Total revenue	3,520,869	3,936,268	4,276,686	5,311,877	3,125,622	3,379,499	3,669,814	3,886,902
Cost of revenue:
Products	(2,880,553)	(3,265,630)	(3,590,007)	(4,525,904)	(2,631,130)	(2,880,859)	(3,096,529)	(3,206,961)
Services	(298,533)	(298,393)	(311,735)	(324,005)	(210,300)	(204,610)	(247,328)	(301,155)
Gross profit	341,783	372,245	374,944	461,968	284,192	294,030	325,957	378,786
Selling, general and administrative expenses	(240,024)	(247,115)	(252,728)	(302,108)	(208,566)	(218,724)	(227,935)	(248,144)
Operating income	101,759	125,130	122,216	159,860	75,626	75,306	98,022	130,642
Interest expense and finance charges, net	(8,182)	(8,962)	(9,754)	(18,459)	(6,216)	(6,512)	(7,517)	(8,748)
Other income (expense), net	(323)	(206)	1,854	(202)	4,034	949	(378)	856
Income before income taxes	93,254	115,962	114,316	141,199	73,444	69,743	90,127	122,750
Provision for income taxes	(31,465)	(42,814)	(39,153)	(50,126)	(26,807)	(25,386)	(31,426)	(37,440)
Net income	61,789	73,148	75,163	91,073	46,637	44,357	58,701	85,310
Net (income) loss attributable to noncontrolling interest	—	—	—	—	(75)	5	3	8
Net income attributable to SYNNEX Corporation	$61,789	$73,148	$75,163	$91,073	$46,562	$44,362	$58,704	$85,318
Earnings attributable to SYNNEX Corporation per common share:
Basic	$1.55	$1.83	$1.88	$2.28	$1.17	$1.12	$1.48	$2.14
Diluted	$1.54	$1.83	$1.87	$2.26	$1.17	$1.11	$1.47	$2.13
Weighted-average common shares outstanding - basic	39,494	39,533	39,563	39,635	39,224	39,283	39,346	39,431
Weighted-average common shares outstanding - diluted	39,705	39,711	39,748	39,867	39,462	39,477	39,534	39,647
Cash dividends declared per share	$0.25	$0.25	$0.25	$0.30	$0.20	$0.20	$0.20	$0.25
EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average of shares outstanding during the fiscal year. The sum of EPS for each of the four quarters may not equal EPS for the fiscal year.

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2017, 2016 and 2015
(in thousands)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2015
Allowance for sales returns-gross	$55,309	$(11,696)	$602	$44,215
Allowance for deferred tax assets	7,101	10,476	(686)	16,891
Fiscal Year Ended November 30, 2016
Allowance for sales returns-gross	$44,215	$5,761	$15	$49,991
Allowance for deferred tax assets	16,891	4,651	(366)	21,176
Fiscal Year Ended November 30, 2017
Allowance for sales returns-gross	$49,991	$2,595	$553	$53,139
Allowance for deferred tax assets	21,176	(2,385)	(187)	18,604

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
Based on their evaluation as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders to be held on March 20, 2018 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”
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
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders	616,579	(1)	$72.42	2,023,278	(2)(3)
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

(3)
Includes 684,132 shares available-for-sale pursuant to our 2014 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is less. Please see Note 4-Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2014 Employee Stock Purchase Plan.

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
2.1
Master Asset Purchase Agreement, dated as of September 10, 2013, by and between the Company and International Business Machines Corporation, a New York corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 10, 2013).

2.2+
Share Purchase Agreement, dated as of June 5, 2017, among the Company, Datatec Limited and Datatec PLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 6, 2017).

2.3+
Amendment No. 1 to Share Purchase Agreement, dated as of July 22, 2017, among the Company, Datatec Limited and Datatec PLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 7, 2017).

2.4+
Amendment No. 2 to Share Purchase Agreement, dated as of August 30, 2017, among the Company, Datatec Limited and Datatec PLC (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 7, 2017).

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

10.21	Fourth Omnibus Amendment, dated as of January 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.22#	Amendment to Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

Exhibit Number	Description of Document
10.23#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.24#	Amendment to SYNNEX Corporation 2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.25
Master HP Partner Agreement dated March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

10.26#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.27	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013).

10.28#	Promotion Letter to Christopher Caldwell dated February 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.29#
Form of incentive award agreements related to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.30
First Amendment to Credit Agreement, dated as of May 28, 2014, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014).

10.31#	SYNNEX Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to the Company’s 2014 Proxy Statement on Schedule 14A (File No. 001-31892) filed on March 3, 2014).

10.32#
Amendment No. 1 to SYNNEX Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.33#	Amendment No. 2 to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.34
Joinder Agreement, dated as of November 29, 2014, by Hyve Solutions Corporation (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2014).

10.35
Second Amendment to Credit Agreement, dated May 21, 2015, by and among SYNNEX Corporation, the subsidiaries of SYNNEX Corporation named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2015).

10.36
Facility Agreement dated as of November 25, 2015, by and among SYNNEX Infotec Corporation, SYNNEX Corporation, the financial institutions party thereto, and The Bank of Tokyo-Mitsubishi, UFJ, Ltd, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015).

10.37
Third Amendment to Credit Agreement, dated as of January 12, 2016, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2016).

10.38†
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

Exhibit Number	Description of Document
10.39
Amendment Agreement, dated August 26, 2016, by and among SYNNEX Infotec Corporation, SYNNEX Corporation, the financial institutions party thereto, and The Bank of Tokyo-Mitsubishi, UFJ, Ltd, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016).

10.40#
Amendment to Offer Letter, dated as of September 26, 2016, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

10.41#	Amendment No. 3 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2016).

10.42#	Amendment No. 4 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017).

10.43
Fourth Amendment to Credit Agreement, dated as of May 5, 2017, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto, and Bank of America, N.A., in its capacity as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2017).

10.44
Fifth Amendment to Credit Agreement, dated as of July 7, 2017, among the Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2017).

10.45
Sixth Amendment to Credit Agreement, dated as of September 1, 2017, among the Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 7, 2017).

10.46
Seventh Amendment to Credit Agreement, dated as of October 3, 2017, among the Company, the guarantors party thereto, then lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender.

10.47
Seventh Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of September 1, 2017, by and among the Company, SIT Funding Corporation, Hyve Solutions Corporation, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2017).

10.48#
Employment Agreement, by and between the Company and Dennis Polk, dated as of January 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2018).

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Report).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description of Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

+
The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

(c) Financial Statement Schedules.
 See Index under Item 8.
Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2018

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

Name	Title	Date
/s/ Kevin M. Murai	President and Chief Executive Officer (Principal Executive Officer) and Director	January 29, 2018
Kevin M. Murai

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 29, 2018
Marshall W. Witt

/s/ Dwight A. Steffensen	Chairman of the Board	January 29, 2018
Dwight A. Steffensen

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 29, 2018
Matthew F.C. Miau

/s/ Fred A. Breidenbach	Director	January 29, 2018
Fred A. Breidenbach

/s/ Hau Lee	Director	January 29, 2018
Hau Lee

/s/ Dennis Polk	Director	January 29, 2018
Dennis Polk

/s/ Gregory L. Quesnel	Director	January 29, 2018
Gregory L. Quesnel

/s/ Thomas S. Wurster	Director	January 29, 2018
Thomas S. Wurster

/s/ Duane E. Zitzner	Director	January 29, 2018
Duane E. Zitzner

/s/ Andrea M. Zulberti	Director	January 29, 2018
Andrea M. Zulberti

/s/ Ann F. Vezina	Director	January 29, 2018
Ann F. Vezina