Form 10-Q
period 2018-02-28
SYNNEX CORP
filed 2018-04-06
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 30, 2018
Common Stock, $0.001 par value	40,109,179

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	February 28, 2018	November 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$372,344	$550,688
Restricted cash	5,643	5,837
Short-term investments	5,698	5,475
Accounts receivable, net	2,620,279	2,846,371
Receivable from related parties	1,265	77
Inventories	2,323,259	2,162,626
Other current assets	197,278	168,704
Total current assets	5,525,766	5,739,778
Property and equipment, net	346,705	346,589
Goodwill	871,106	872,641
Intangible assets, net	558,408	583,051
Deferred tax assets	31,687	31,687
Other assets	124,111	124,780
Total assets	$7,457,783	$7,698,526
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$694,560	$805,471
Accounts payable	2,427,847	2,626,720
Payable to related parties	20,631	16,888
Accrued compensation and benefits	166,770	204,665
Other accrued liabilities	389,123	354,104
Income taxes payable	42,242	33,359
Total current liabilities	3,741,173	4,041,207
Long-term borrowings	1,121,206	1,136,089
Other long-term liabilities	192,360	124,008
Deferred tax liabilities	87,605	113,527
Total liabilities	5,142,344	5,414,831
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 41,145 and 41,092 shares issued as of February 28, 2018 and November 30, 2017, respectively	41	41
Additional paid-in capital	474,653	467,948
Treasury stock, 1,431 and 1,419 shares as of February 28, 2018 and November 30, 2017, respectively	(78,775)	(77,133)
Accumulated other comprehensive income (loss)	(45,701)	(61,919)
Retained earnings	1,965,221	1,954,758
Total stockholders’ equity	2,315,439	2,283,695
Total liabilities and equity	$7,457,783	$7,698,526
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2018	February 28, 2017
Revenue:
Products	$4,048,763	$3,046,621
Services	503,607	474,248
Total revenue	4,552,370	3,520,869
Cost of revenue:
Products	(3,824,096)	(2,880,553)
Services	(314,323)	(298,533)
Gross profit	413,951	341,783
Selling, general and administrative expenses	(302,019)	(240,024)
Operating income	111,932	101,759
Interest expense and finance charges, net	(17,451)	(8,182)
Other expense, net	(1,178)	(323)
Income before income taxes	93,303	93,254
Provision for income taxes	(68,869)	(31,465)
Net income	$24,434	$61,789
Earnings per common share:
Basic	$0.61	$1.55
Diluted	$0.61	$1.54
Weighted-average common shares outstanding:
Basic	39,695	39,494
Diluted	39,978	39,705
Cash dividends declared per share	$0.35	$0.25

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2018	February 28, 2017
Net income	$24,434	$61,789
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for both the three months ended February 28, 2018 and 2017	(142)	163
Change in unrealized losses of defined benefit plans, net of taxes of $0 for both the three months ended February 28, 2018 and 2017	—	(69)
Unrealized gains on cash flow hedges during the period, net of taxes of $(1,914) and $(737) for the three months ended February 28, 2018 and 2017, respectively	5,386	939
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $(63) and $(150) for the three months ended February 28, 2018 and 2017, respectively	177	241
Total change in unrealized gains on cash flow hedges, net of tax	5,563	1,180
Foreign currency translation adjustments, net of taxes of $(23) and $(122) for the three months ended February 28, 2018 and 2017, respectively	10,797	5,625
Other comprehensive income	16,218	6,899
Comprehensive income	$40,652	$68,688

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net income	$24,434	$61,789
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	48,634	35,947
Share-based compensation	5,101	4,289
Provision for doubtful accounts	3,336	2,090
Deferred income taxes	(25,923)	(1,652)
Unrealized foreign exchange gains	(659)	(1,697)
Others	562	(1,140)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable, including from related parties	236,437	36,698
Inventories	(154,745)	(109,058)
Accounts payable, including to related parties	(200,127)	(214,022)
Other assets and liabilities	57,276	1,126
Net cash used in operating activities	(5,674)	(185,630)
Cash flows from investing activities:
Purchases of investments	(21)	(2,886)
Proceeds from maturity of investments	—	1,962
Purchases of property and equipment	(22,360)	(21,646)
Acquisition of businesses, net of refunds	(5,922)	—
Others	431	517
Net cash used in investing activities	(27,872)	(22,053)
Cash flows from financing activities:
Proceeds from borrowings	2,602,591	1,943,889
Repayments of borrowings	(2,742,055)	(1,900,275)
Dividends paid	(13,971)	(9,934)
Increase (decrease) in book overdrafts	7,081	(637)
Proceeds from issuance of common stock	1,604	937
Repurchases of common stock for tax withholdings on equity awards	(1,488)	(3,033)
Others	(154)	1,411
Net cash (used in) provided by financing activities	(146,392)	32,358
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,401	1,797
Net decrease in cash, cash equivalents and restricted cash	(178,537)	(173,528)
Cash, cash equivalents and restricted cash at beginning of period	556,742	387,167
Cash, cash equivalents and restricted cash at end of period	$378,205	$213,639

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$1,998	$1,221

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company headquartered in Fremont, California and has operations in North and South America, Asia-Pacific and Europe.
The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes a broad range of information technology systems and products and also provides systems design and integration solutions. The Concentrix segment offers a portfolio of strategic solutions and end-to-end global business outsourcing services focused on customer engagement, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2018 and for the three months ended February 28, 2018 and 2017 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2017 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company's significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2017. Accounting pronouncements adopted during the three months ended February 28, 2018 are discussed below.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through February 28, 2018, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 28, 2018, such losses have been within management’s expectations.
One customer accounted for 18% and 17% of the Company's total revenue during the three months ended February 28, 2018 and February 28, 2017, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc. accounted for approximately 12% and 14% of total revenue during the three months ended February 28, 2018 and February 28, 2017, respectively.
As of both February 28, 2018 and November 30, 2017, one customer comprised 12% of the total accounts receivable balance.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Inventories
Inventories are stated at the lower of cost and net realizable value. Cost is computed based on the weighted-average method. Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s systems design and integration business, and completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.
Recently adopted accounting pronouncement
In March 2016, the Financial Accounting Standard Board (the “FASB”), issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted this guidance prospectively, during the three months ended February 28, 2018. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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

NOTE 3—ACQUISITIONS:
Fiscal 2017 acquisitions
On September 1, 2017, the Company acquired the North America and Latin America distribution businesses of Datatec Limited, a public limited company incorporated in the Republic of South Africa (“Datatec”), through the purchase of 100% of the shares of its subsidiary, Westcon Group, Inc., a Delaware company (“Westcon-Comstor Americas”) for a purchase price of approximately $633,568. The purchase price was comprised of $602,739 paid in cash, fair value of contingent consideration payable of $33,098 and a refund of $2,269 receivable from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions. During the three months ended February 28, 2018, the Company received $2,269 from Datatec and classified this amount in investing activities in the Consolidated Statements of Cash Flows. The Company also recorded measurement period adjustments of $1,796 to the fair value of acquired net tangible assets with a corresponding reduction to goodwill. Acquisition-related and integration expenses were $5,529, of which $1,805 was incurred during the three months ended February 28, 2018. These charges were recorded in “Selling, general and administrative expenses.” The purchase price is preliminary as the Company is in the process of finalizing the contingent consideration.
Under the terms of the acquisition agreement with Datatec, contingent consideration of up to $200,000 is payable in cash if certain gross profit targets were achieved for the twelve-month period ended February 28, 2018. The Company is in the process of finalizing the amount of contingent consideration payable, if any.
On July 31, 2017, the Company acquired 100% of Tigerspike Pty Ltd (“Tigerspike”), a digital products company incorporated in Australia, specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68,457, including a holdback amount which was payable to the sellers upon the finalization of post-closing adjustments. During the three months ended February 28, 2018, the Company recorded certain immaterial measurement period adjustments to the fair value of assumed net tangible liabilities, decreasing goodwill by $631 and the purchase price by $1,443, resulting in a final purchase price of $67,014, and paid the remaining holdback amount of $8,191 to the sellers.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three months ended February 28, 2018 and 2017, and the grant-date fair value of those awards:

	Three Months Ended
	February 28, 2018		February 28, 2017
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Restricted stock awards	2	$210	1	$134
Restricted stock units	22	2,554	29	3,416
	24	$2,764	30	$3,550

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three months ended February 28, 2018 and 2017 as follows:

	Three Months Ended
	February 28, 2018	February 28, 2017
Total share-based compensation	$5,135	$4,316
Tax effect on share-based compensation	(1,547)	(1,456)
Net effect on net income	$3,588	$2,860
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

	As of
	February 28, 2018	November 30, 2017
Cash and cash equivalents	$372,344	$550,688
Restricted cash	5,643	5,837
Restricted cash included in other assets	218	217
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$378,205	$556,742
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements and the issuance of bank guarantees and government grants.

	As of
	February 28, 2018	November 30, 2017
Accounts receivable, net:
Accounts receivable	$2,692,555	$2,918,703
Less: Allowance for doubtful accounts	(21,021)	(19,193)
Less: Allowance for sales returns	(51,255)	(53,139)
	$2,620,279	$2,846,371

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	February 28, 2018	November 30, 2017
Property and equipment, net:
Land	$25,946	$25,922
Equipment, computers and software	313,621	306,665
Furniture and fixtures	62,408	60,892
Buildings, building improvements and leasehold improvements	275,251	270,649
Construction-in-progress	18,380	12,049
Total property and equipment, gross	695,606	676,177
Less: Accumulated depreciation	(348,901)	(329,588)
	$346,705	$346,589
Depreciation expense was $21,924 and $19,460 for the three months ended February 28, 2018 and 2017, respectively.

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2017	$437,225	$435,416	$872,641
Additions/adjustments from acquisitions (See Note 3)	(1,796)	(631)	(2,427)
Foreign exchange translation	822	69	892
Balance as of February 28, 2018	$436,251	$434,854	$871,106

	As of February 28, 2018			As of November 30, 2017
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$632,872	$(258,602)	$374,270	$619,431	$(236,282)	$383,149
Vendor lists	180,132	(42,909)	137,223	180,041	(39,016)	141,025
Technology	24,824	(6,689)	18,135	38,041	(6,519)	31,522
Other intangible assets	36,446	(7,666)	28,780	33,745	(6,390)	27,355
	$874,274	$(315,866)	$558,408	$871,258	$(288,207)	$583,051

Amortization expense was $26,710 and $16,487 for the three months ended February 28, 2018 and 2017, respectively.
Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2018 (remaining nine months)	$80,334
2019	90,194
2020	82,319
2021	74,959
2022	64,544
thereafter	166,058
Total	$558,408

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized gains on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2017	$2,119	$(2,313)	$386	$(62,111)	$(61,919)
Other comprehensive gain (loss) before reclassification	(142)	—	5,386	10,797	16,041
Reclassification of (gains) losses from Other comprehensive income (loss)	—	—	177	—	177
Balance as of February 28, 2018	$1,977	$(2,313)	$5,949	$(51,314)	$(45,701)

Reclassifications of (gains) losses on cash flow hedges into earnings are recorded in "Interest expense and finance charges, net" in the Company's "Consolidated Statements of Operations."
NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	February 28, 2018			November 30, 2017
	Adjusted Cost Basis	Unrealized Gains (Losses)	Carrying Value	Adjusted Cost Basis	Unrealized Gains (Losses)	Carrying Value
Short-term investments:
Held-to-maturity investments	$5,698	$—	$5,698	$5,475	$—	$5,475

Long-term investments in "Other assets:"
Available-for-sale securities	$1,031	$2,398	$3,429	$972	$2,404	$3,376
Held-to-maturity investments	5,152	(232)	5,152	5,189	(225)	5,189
Cost-method investments	33,800	—	33,800	33,817	—	33,817

Short-term held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities. Long-term held-to-maturity investments consist of foreign government bonds of $1,333 purchased pursuant to local regulations, maturing in fiscal year 2023, and term deposits with maturities not exceeding one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term cost-method investments consist of investments in equity securities of private entities.
Available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. For cost-method investments, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on an internal valuation of the investees. The fair value of foreign government bonds is $1,101 and $1,171 as of February 28, 2018 and November 30, 2017, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Cash flows from purchases and maturities of available-for-sale and held-to-maturity securities are classified as cash flows from investing activities and reported gross on a combined basis as these principally represent cash flows from held-to-maturity securities.

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
As of both February 28, 2018 and November 30, 2017, the Company had interest rate swaps with an aggregate notional amount of $600,000 to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities up to September 2022. These swaps are designated as cash flow hedges of the variability in interest payments due to changes in the contractually specified interest rates of the Company's debt. Gains and losses on cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized.
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
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the fair value of the Company’s derivative instruments as of February 28, 2018 and November 30, 2017:

	Fair Value as of
Balance Sheet Line Item	February 28, 2018	November 30, 2017
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$1,349	$1,483
Other accrued liabilities	$1,173	$1,194
Other long-term liabilities	$1,056	$1,372
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other current assets	$77	$—
Other assets	$8,396	$3,484
Other accrued liabilities	$—	$389
Other long-term liabilities	$—	$1,996
The notional amounts of the foreign exchange forward contracts that were outstanding as of February 28, 2018 and November 30, 2017 were $337,542 and $248,069, respectively. The notional amounts represent the gross amounts of foreign currency, including the Canadian Dollar, Brazilian Real, Indian Rupee, Chinese Yuan, Philippines Peso, Euro, Colombian Peso and British Pound, that will be bought or sold at maturity. The contracts mature or settle in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded losses of $3,034 and $2,197, respectively, during the three months ended February 28, 2018 and February 28, 2017, in “Other expense, net.”
During the three months ended February 28, 2018 and 2017, the Company recorded gains before taxes of $7,477 and $1,917, respectively, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. There are no existing gains or losses in "Accumulated other comprehensive income (loss)" that are expected to be reclassified into earnings in the normal course of business within the next twelve months.
The net effect on earnings of the interest rate swaps are presented in "Interest expense and finance charges, net." The net earnings effect is shown in the following table at settlement values:

Period	Gains/(losses) reclassified from Accumulated other comprehensive income (loss) into income	Total Interest expense and finance charges, net
Three months ended February 28, 2018	$(240)	$(17,451)
Three months ended February 28, 2017	$(391)	$(8,182)
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $1,161 each as of February 28, 2018 and $1,352 each as of November 30, 2017.
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

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2018				As of November 30, 2017
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$53,367	$53,367	$—	$—	$157,935	$157,935	$—	$—
Available-for-sale securities	3,429	3,429	—	—	3,376	3,376	—	—
Forward foreign currency exchange contracts	1,349	—	1,349	—	1,483	—	1,483	—
Interest rate swaps	8,473		8,473		3,484	—	3,484	—
Liabilities:
Forward foreign currency exchange contracts	$2,229	$—	$2,229	$—	$2,566	$—	$2,566	$—
Interest rate swaps	—	—	—	—	2,385	—	2,385	—
Contingent consideration payable	33,098	—	—	33,098	33,098	—	—	33,098

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contract and interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including the London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2018 and November 30, 2017.
Contingent consideration payable represents acquisition-related future potential earn-out payments. The fair value of the contingent consideration liability was based on a probabilistic analysis using an option pricing model as implemented via a Monte Carlo simulation. The model considered an expected case forecast for the remainder of the earn-out period, estimated volatility around the forecast, a measure of systematic risk as captured by a market price of risk adjustment, and a discount rate including non-performance risk. There was no change in fair value during the three months ended February 28, 2018.
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
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

During the three months ended February 28, 2018, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of February 28, 2018 and November 30, 2017, accounts receivable sold to and held by the financial institution under this program were $32,397 and $49,826, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three months ended February 28, 2018 and 2017, discount fees were not material to the Company's results of operations.
SYNNEX Infotec, the Company's Japanese Technology Solutions subsidiary, has arrangements with various banks and financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of February 28, 2018 and November 30, 2017 were $2,275 and $2,306, respectively.
The Company also has other financing agreements in North America with various financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 17 for further information.
The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 28, 2018	February 28, 2017
Net sales financed	$364,484	$269,393
Flooring fees(1)	1,918	1,702
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of February 28, 2018 and November 30, 2017, accounts receivable subject to flooring agreements were $55,084 and $65,684, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2018	November 30, 2017
SYNNEX United States accounts receivable securitization arrangement	$216,200	$288,400
SYNNEX Canada accounts receivable securitization arrangement	15,586	19,389
Westcon-Comstor North America revolving line of credit facility	230,079	220,241
Westcon-Comstor Latin America revolving lines of credit facilities	45,745	78,407
SYNNEX Japan credit facility - revolving line of credit component	46,874	52,426
Concentrix India revolving lines of credit facilities	—	12,000
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX Japan credit facility - current portion of term loan component	56,248	53,314
Other borrowings	23,828	21,294
Borrowings, current	$694,560	$805,471

SYNNEX United States credit agreement - term loan component	$1,125,000	$1,140,000
Other term debt	420	569
Long-term borrowings, before unamortized debt discount and issuance costs	1,125,420	1,140,569
Less: unamortized debt discount and issuance costs	(4,214)	(4,480)
Long-term borrowings	$1,121,206	$1,136,089
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
SYNNEX Canada accounts receivable securitization arrangement
In May 2017, SYNNEX Canada Limited (“SYNNEX Canada”) entered into an accounts receivable securitization program with a bank to transfer eligible trade accounts receivable, on an ongoing revolving basis, up to CAD65,000, or $50,655, through May 10, 2020. The program includes an accordion feature to allow a request to increase the lender's commitment by an additional CAD25,000, or $19,483. Any borrowings under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. It will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD25,000 and an additional 0.55% per annum if the unused portion exceeds CAD25,000.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Westcon-Comstor North America revolving line of credit facility
In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, the Company assumed a credit facility of some of the North American subsidiaries the Company acquired. The facility maintained with certain banks comprises a $350,000 commitment for a revolving credit facility and matures in January 2021. The Company may request incremental commitments to increase the principal amount of the revolving line of credit by $75,000. Advances under the Westcon-Comstor North America Facility are subject to a borrowing base calculation based on eligible accounts receivable and inventories of these subsidiaries and are secured by the assets of these borrowers and the stock of one of the Company’s subsidiaries which is their direct parent company. Interest on the Westcon-Comstor North America facility is based on LIBOR, plus a margin which could range from 1.25% to 1.75%, or an index rate, plus a margin which could range from 0.25% to 0.75%, at the borrowers option, and a commitment fee of 0.20%. The borrower subsidiaries under the Westcon-Comstor North America Facility are required to maintain a minimum fixed charge ratio covenant of 1.0x if excess availability falls below a certain level.
Westcon-Comstor Latin America revolving lines of credit facilities
In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, the Company also assumed credit facilities of some of the Central and South American subsidiaries the Company acquired (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities maintained with financial institutions in the respective countries are denominated in local currency of such countries or United States Dollars and aggregate to $97,428 in revolving commitments. One of the Westcon-Comstor LATAM facilities comprising $40,000 in revolving commitments matures in February 2020. The remaining Westcon-Comstor LATAM facilities aggregating $57,428 in revolving commitments mature in one year or less. The Company guarantees the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 3.70% to 14.01%.
SYNNEX Japan credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14,000,000, or $131,246. The credit facility is comprised of a JPY6,000,000, or $56,248, term loan and a JPY8,000,000, or $74,998, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
Concentrix India revolving lines of credit facilities
The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. The Company guarantees the obligations under these credit facilities. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution.
SYNNEX United States credit agreement
In the United States, the Company has a senior secured credit agreement (the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement, as amended from time to time, includes a $600,000 commitment for revolving credit facility and $1,200,000 term loan. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $400,000. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15,000, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. Margin for LIBOR loans ranges from 1.25% to 2.00% and for base rate loans, ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” or (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.
There were no borrowings outstanding under the revolving credit facility as of either February 28, 2018 or November 30, 2017.
SYNNEX Canada revolving line of credit
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35,000, or $27,276. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both February 28, 2018, and November 30, 2017, there were no borrowings outstanding under this credit facility.
Other borrowings and other term debt
Other borrowings include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, building mortgages and book overdrafts. As of February 28, 2018, commitments for revolving credit aggregated $31,510. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by eligible inventory or accounts receivable.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2018 exchange rates.
Future principal payments
As of February 28, 2018, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2018 (remaining nine months)	$679,560
2019	60,171
2020	60,158
2021	60,091
2022	960,000
$1,819,980
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $18,224 and $8,551, respectively, for the three months ended February 28, 2018, and February 28, 2017. The variable interest rates ranged between 0.70% and 12.74% during the three months ended February 28, 2018, and between 0.58% and 4.50% during the three months ended February 28, 2017.
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2018, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended
	February 28, 2018	February 28, 2017
Basic earnings per common share:
Net income	$24,434	$61,789
Less: net income allocated to participating securities(1)	(223)	(581)
Net income attributable to common stockholders	$24,211	$61,208
Weighted-average number of common shares - basic	39,695	39,494
Basic earnings per common share	$0.61	$1.55

Diluted earnings per common share:
Net income	$24,434	$61,789
Less: net income allocated to participating securities(1)	(222)	(578)
Net income attributable common stockholders	$24,212	$61,211
Weighted-average number of common shares - basic	39,695	39,494
Effect of dilutive securities:
Stock options and restricted stock units	283	211
Weighted-average number of common shares - diluted	39,978	39,705
Diluted earnings per common share	$0.61	$1.54

Anti-dilutive shares excluded from diluted earnings per share calculation	30	10
_____________________________________
(1) Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2018 and 2017 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended February 28, 2018
Revenue	$4,048,819	$507,737	$(4,186)	$4,552,370
External revenue	4,048,763	503,607		4,552,370
Operating income	82,269	29,663	—	111,932
Three months ended February 28, 2017
Revenue	3,046,696	478,164	(3,991)	3,520,869
External revenue	3,046,621	474,248		3,520,869
Operating income	80,421	21,316	22	101,759
Total assets as of February 28, 2018	$6,864,463	$1,639,596	$(1,046,276)	$7,457,783
Total assets as of November 30, 2017	$7,124,884	$1,677,728	$(1,104,086)	$7,698,526

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
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

	Three Months Ended
	February 28, 2018	February 28, 2017
Revenue:
United States	$3,198,486	$2,499,373
Canada	440,322	387,366
Others	913,562	634,130
Total	$4,552,370	$3,520,869

	As of
	February 28, 2018	November 30, 2017
Property and equipment, net:
United States	$144,869	$144,015
India	35,751	37,490
Others	166,085	165,084
Total	$346,705	$346,589
During the three months ended February 28, 2018 and 2017, no other country represented more than 10% of total revenue. As of February 28, 2018 and November 30, 2017, no other country represented more than 10% of total net property and equipment.

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of February 28, 2018 and November 30, 2017, MiTAC Holdings and its affiliates beneficially owned approximately 22% and 24%, respectively, of the Company’s outstanding common stock. Mr. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 22% of the Company’s outstanding common stock as of February 28, 2018. These shares are owned by the following entities:

As of February 28, 2018
MiTAC Holdings(1)	4,998
Synnex Technology International Corp.(2)	3,860
Total	8,858
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 376 shares directly held by Mr. Matthew Miau and 216 shares indirectly held by Mr. Mathew Miau through a charitable remainder trust.

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
The Company purchased inventories from MiTAC Holdings and its affiliates totaling $52,165 and $51,016 during the three months ended February 28, 2018 and February 28, 2017, respectively. The Company’s sales to MiTAC Holdings and its affiliates during the three months ended February 28, 2018 and February 28, 2017, totaled $333 and $403, respectively. In addition, the Company received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $36 and $33 during the three months ended February 28, 2018 and February 28, 2017, respectively.
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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides government-mandated postemployment defined benefit plans to eligible employees in certain foreign subsidiaries. During the three months ended February 28, 2018 and 2017, net pension costs were $1,340 and $1,644, respectively, and the Company's contributions were $1,262 and $644, respectively. As of February 28, 2018 and November 30, 2017, these plans were unfunded by $17,715 and $17,214, respectively.
The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three months ended February 28, 2018 and 2017, the Company contributed $9,984 and $8,209, respectively, to defined contribution plans.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of February 28, 2018 and November 30, 2017, the deferred compensation liability balance was $6,841 and $6,800, respectively.

NOTE 15—EQUITY:
Share repurchase program
In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During the three months ended February 28, 2018, the Company repurchased shares aggregating 1 for a total cost of $154. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
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
Dividends
On March 29, 2018, the Company announced a cash dividend of $0.35 per share payable on April 27, 2018 to stockholders of record as of April 13, 2018. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the three months ended February 28, 2018 and 2017 is presented below:

	Three Months Ended February 28, 2018			Three Months Ended February 28, 2017
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$2,283,695	$—	$2,283,695	$1,975,776	$22	$1,975,798
Issuance of common stock on exercise of options	884	—	884	310	—	310
Issuance of common stock for employee stock purchase plan	720	—	720	627	—	627
Tax benefit from employee stock plans	—	—	—	1,411	—	1,411
Taxes paid for the settlement of equity awards	(1,488)	—	(1,488)	(3,033)	—	(3,033)
Share-based compensation	5,101		5,101	4,289	—	4,289
Changes in ownership of noncontrolling interest	—	—	—	85	(22)	63
Repurchases of common stock	(154)	—	(154)	—	—	—
Dividends declared	(13,971)	—	(13,971)	(9,934)	—	(9,934)
Comprehensive income:
Net income	24,434	—	24,434	61,789	—	61,789
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	(142)	—	(142)	163	—	163
Change in unrealized gain (losses) in defined benefit plans, net of taxes	—	—	—	(69)	—	(69)
Unrealized gains (losses) on cash flow hedges, net of taxes	5,563	—	5,563	1,180	—	1,180
Foreign currency translation adjustments, net of taxes	10,797	—	10,797	5,625	—	5,625
Total other comprehensive income (loss)	16,218	—	16,218	6,899	—	6,899
Total comprehensive income	40,652	—	40,652	68,688	—	68,688
Ending balance:	$2,315,439	$—	$2,315,439	$2,038,219	$—	$2,038,219

NOTE 16—TAXES:
On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. The TCJA significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. Due to the complexities involved in accounting for the TCJA, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118"), which allows a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. SAB 118 requires that the company include in its financial statements the reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate has been determined. Accordingly, during the three months

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three months ended February 28, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

ended February 28, 2018, the company recorded a provisional adjustment of $67,623 for the transition tax expense for the mandatory repatriation and a $25,923 tax benefit from the remeasurement of the net deferred taxes due to the new U.S. tax rate. These estimates may be impacted by new guidance issued by regulators, additional information obtained related to earnings and profits in foreign jurisdictions and the impact of our financial position as of the measurement date of November 30, 2018. Excluding the impact of the adjustments related to the TCJA, the Company's effective tax rate for the first quarter of fiscal 2018 was 29.1%. The repatriation tax is payable in installments over eight years.
NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2028. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of February 28, 2018 were as follows:

Fiscal Years Ending November 30,
2018 (remaining nine months)	$74,293
2019	88,920
2020	73,030
2021	49,396
2022	37,614
Thereafter	67,436
Total minimum lease payments	$390,689
During the three months ended February 28, 2018 and 2017, rent expense was $31,673 and $27,992, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of February 28, 2018 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2018 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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
When used in this Quarterly Report on Form 10-Q, or this "Report", the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including the integration of our Westcon-Comstor Americas acquisition and the calculation of contingent consideration, our goodwill and seasonality, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates and the impact of the Tax Cuts and Jobs Act, our share repurchase and dividend program, and statements regarding our securitization programs and revolving credit lines and our investments in working capital, personnel and our succession planning, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained herein under Item 1A,if any, and in our Annual Report on Form 10-K for the year ended November 30, 2017. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 500 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer engagement to a broad range of enterprises. We provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics, or CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
In our Technology Solutions segment, we distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and original equipment manufacturers, or OEM suppliers to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications and security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers' workloads and data center environments.
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
From a geographic perspective, approximately 70% and 71% of our total revenue was from the United States for the three months ended February 28, 2018 and 2017, respectively. The revenue attributable to countries is based on geographical locations from where products are delivered or from where customer service contracts are managed. Approximately 42% of our net property and equipment was located in the United States as of both February 28, 2018 and November 30, 2017, respectively. As of February 28, 2018, we had approximately 110,000 full-time and temporary employees worldwide.
On March 1, 2018, Dennis Polk became our President and Chief Executive Officer following the retirement of Kevin Murai.
Critical Accounting Policies and Estimates
During the three months ended February 28, 2018, we adopted certain new accounting guidance. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for fiscal year ended November 30, 2017 and Note 2 to the Consolidated Financial Statements.
Acquisitions
We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint. In our Concentrix segment, we seek to further enhance our capabilities and domain expertise in our key verticals, and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our customers.
Fiscal 2017 acquisitions
On September 1, 2017, we acquired the North America and Latin America distribution businesses, or the Westcon-Comstor Americas business, of Datatec Limited ("Datatec"), for a purchase price of approximately $633.6 million. The purchase price was comprised of $602.7 million paid in cash, fair value of contingent consideration payable of $33.1 million and a refund of $2.3 million receivable from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions. During the three months ended February 28, 2018, the Company received $2.3 million from Datatec. Contingent consideration of up to $200.0 million is payable in cash if certain gross profit targets were achieved for the twelve-month period ended February 28, 2018. We are in the process of finalizing the amount of contingent consideration payable, if any.
On July 31, 2017, the Company acquired 100% of Tigerspike Pty Ltd (“Tigerspike”), a digital products company, specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68.5 million, including a holdback amount which was payable to the sellers upon the finalization of post-closing adjustments. During the three months ended February 28, 2018, the Company recorded certain immaterial measurement period adjustments to the fair value of assumed net tangible liabilities, decreasing goodwill by $0.6 million and the purchase price by $1.4 million, resulting in a final purchase price of $67.0 million.

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended
	February 28, 2018	February 28, 2017
Products revenue	88.94%	86.53%
Services revenue	11.06	13.47
Total revenue	100.00	100.00
Cost of products revenue	(84.00)	(81.81)
Cost of services revenue	(6.90)	(8.48)
Gross profit	9.10	9.71
Selling, general and administrative expenses	(6.63)	(6.82)
Operating income	2.47	2.89
Interest expense and finance charges, net	(0.38)	(0.23)
Other expense, net	(0.03)	(0.01)
Income before income taxes	2.06	2.65
Provision for income taxes	(1.51)	(0.90)
Net income	0.55%	1.75%
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 28, 2018, in billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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

•
Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition-related and integration expenses, (ii) restructuring costs, and (iii) amortization of intangible assets, and the per share amount of the net impact of the adjustments related to the Tax Cuts and Jobs Act of 2017.

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. As these non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures, and should be used only as a complement to, and in conjunction with data presented in accordance with GAAP.
Non-GAAP Financial Information:

	Three Months Ended
	February 28, 2018	February 28, 2017
	(in thousands, except per share amounts)
Consolidated
Revenue	$4,552,370	$3,520,869
Foreign currency translation	(38,097)
Revenue in constant currency	$4,514,273	$3,520,869

Operating income	$111,932	$101,759
Acquisition-related and integration expenses	1,805	611
Amortization of intangibles	26,710	16,487
Non-GAAP operating income	$140,447	$118,857
Depreciation	21,924	19,460
Adjusted EBITDA	$162,371	$138,317

Operating margin	2.46%	2.89%
Non-GAAP operating margin	3.09%	3.38%

Technology Solutions
Revenue	$4,048,819	$3,046,696
Foreign currency translation	(24,430)
Revenue in constant currency	$4,024,389	$3,046,696

Operating income	$82,269	$80,421
Acquisition-related and integration expenses	1,805	—
Amortization of intangibles	12,816	654
Non-GAAP operating income	$96,890	$81,075
Depreciation	4,834	3,476
Adjusted EBITDA	$101,724	$84,551

Concentrix
Revenue	$507,737	$478,164
Foreign currency translation	(13,667)
Revenue in constant currency	$494,070	$478,164

Operating income	$29,663	$21,316
Acquisition-related and integration expenses	—	611
Amortization of intangibles	13,894	15,833
Non-GAAP operating income	$43,557	$37,760
Depreciation	17,090	16,007

	Three Months Ended
	February 28, 2018	February 28, 2017
	(in thousands, except per share amounts)
Adjusted EBITDA	$60,647	$53,767

Diluted EPS	$0.61	$1.54
Acquisition-related and integration expenses	0.04	0.02
Amortization of intangibles	0.66	0.41
Income taxes related to the above(1)	(0.21)	(0.14)
U.S. tax reform adjustment	$1.03	—
Non-GAAP diluted EPS(2)	$2.14	$1.82
_____________________________________
(1) The tax effect of the non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods. The effective tax rate for fiscal year 2018 excludes the impact of the transition tax on accumulated overseas profits and the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017.

(2) The sum of the components of non-GAAP diluted EPS may not agree to totals, as presented, due to rounding.
Three Months Ended February 28, 2018 and 2017
Revenue

	Three Months Ended
	February 28, 2018	February 28, 2017	Percent Change
	(in thousands)
Revenue	$4,552,370	$3,520,869	29.3%
Technology Solutions revenue	4,048,819	3,046,696	32.9%
Concentrix revenue	507,737	478,164	6.2%
Inter-segment elimination	(4,186)	(3,991)
Our revenues include sales of products and services. In our Technology Solutions segment, we distribute a comprehensive range of products for the technology industry. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable because of rapid changes in product models and features. We also design and integrate data center servers. The revenue generated in our Concentrix segment relates to business services focused on process optimization, customer engagement strategy and back office automation. Inter-segment elimination represents services generated between our reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue represents services provided by the Concentrix segment to the Technology Solutions segment.
Revenue in our Technology Solutions segment increased during the three months ended February 28, 2018 compared to the prior year period, primarily due to the Westcon-Comstor acquisition in September 2017. Revenue in our Technology Solutions segment during the three months ended February 28, 2018 also benefited from foreign currency translation, primarily from the strengthening of the Canadian Dollar and Japanese Yen. Excluding the impact of the Westcon-Comstor Americas acquisition, revenue in our Technology Solutions segment increased 11.4% on a constant currency basis during the three months ended February 28, 2018, and reflects broad-based strength in systems, peripherals, cloud-based solutions, networking and security.
Revenue in our Concentrix segment increased during the three months ended February 28, 2018, compared to the prior year period, primarily due to growth in our consumer electronics industry vertical and the Tigerspike acquisition on July 31, 2017. Revenue in the Concentrix segment was also benefitted by favorable currency translation, primarily from the strengthening of the British Pound, the Euro, the Indian Rupee and the Chinese Yuan. On a constant currency basis, revenue in our Concentrix segment increased 3.3% during the three months ended February 28, 2018 as compared to the prior year period. This increase was partially offset by revenue erosion from expired contracts.
Gross Profit

	Three Months Ended
	February 28, 2018	February 28, 2017	Percent Change
	(in thousands)
Gross profit	$413,951	$341,783	21.1%
Gross margin	9.10%	9.71%
Technology Solutions gross profit	224,723	166,143	35.3%
Technology Solutions gross margin	5.55%	5.45%
Concentrix gross profit	190,905	177,686	7.4%
Concentrix gross margin	37.60%	37.16%
Inter-segment elimination	(1,677)	(2,046)
Our Technology Solutions gross margin is affected by a variety of factors, including competition, selling prices, mix of products and services, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses, acquisition of business units and fluctuations in revenue. Concentrix margins, which are higher than those in our Technology Solutions segment, can be impacted by resource location, customer mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Gross profit and margin in our Technology Solutions segment increased during the three months ended February 28, 2018, compared to the prior year period, primarily due to the impact of the Westcon-Comstor Americas acquisition. This increase in gross margin was partially offset by lower gross margin from our system design and integration solutions business.
Gross profit and margin in our Concentrix segment increased during the three months ended February 28, 2018, compared to the prior year period, primarily due to the impact of the Tigerspike acquisition in July 2017, customer mix, and favorable foreign currency translation, primarily from the strengthening of the British Pound and the Euro, and a weakening of the Philippines Peso. The favorable foreign currency impact was partially offset by a strengthening of the Indian Rupee. We have large delivery service centers in India and the Philippines, and a strengthening in these currencies compared to the US Dollar, adversely impacts our costs and gross margin while a weakening favorably impacts our costs and gross margin.
Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2018	February 28, 2017	Percent Change
	(in thousands)
Selling, general and administrative expenses	$302,019	$240,024	25.8%
Percentage of revenue	6.63%	6.82%
Technology Solutions selling, general and administrative expenses	142,454	85,722	66.2%
Technology Solutions percentage of revenue	3.52%	2.81%
Concentrix selling, general and administrative expenses	161,242	156,369	3.1%
Concentrix percentage of revenue	31.76%	32.70%
Inter-segment elimination	(1,677)	(2,067)
Our selling, general and administrative expenses consist primarily of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include cost of warehouses, delivery centers and other non-integration facilities, utility expenses, legal and professional fees, depreciation on certain of our capital equipment, bad debt expense, amortization of our intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
The increase in our selling, general and administrative expenses during the three months ended February 28, 2018 as compared to the prior year period was primarily due to the acquisition of the Westcon-Comstor Americas business in September 2017 in our Technology Solutions segment and the Tigerspike acquisition in July 2017 in our Concentrix segment in July 2017. The decrease in our selling, general and administrative expenses as a percentage of revenue as compared to the prior year period is primarily due to the increase in the proportion of Technology Solutions selling, general and administrative expenses related to our total selling, general and administrative expenses due to the Westcon-Comstor Americas acquisition. As compared to our Concentrix segment, Technology Solutions is characterized by high sales volume and lower gross margin. Consequently, an increase in the relative proportion of Technology Solutions selling, general and administrative expenses, results in a decrease in such expenses as a percentage of revenue.
During the three months ended February 28, 2018, selling, general and administrative expenses in our Technology Solutions segment increased, in both dollars and as a percentage of revenue, compared to the prior year period, primarily due to the Westcon-Comstor Americas acquisition in September 2017, which included the amortization of intangible assets of $12.2 million and the incurrence of acquisition-related and integration expenses of $1.8 million.
The increase in selling, general and administrative expenses in our Concentrix segment during the three months ended February 28, 2018, compared to the prior year period, was due to the Tigerspike acquisition, the unfavorable impact of foreign currency translation, primarily from a strengthening of the Indian Rupee, the British Pound and the Euro, and geographic expansion. These increases were offset partially by a decrease in the amortization of intangible assets by $1.9 million and $0.6 million spent on acquisition-related and integration expenses in the prior year period. Selling, general and administrative expenses, as a percentage of revenue, in our Concentrix segment, decreased during the three months ended February 28, 2018, compared to the prior year period, primarily due to effective cost management and efficient operations achieved through our prior investments in infrastructure and facilities.
Operating income

	Three Months Ended
	February 28, 2018	February 28, 2017	Percent Change
	(in thousands)
Operating income	$111,932	$101,759	10.0%
Operating margin	2.47%	2.89%
Technology Solutions operating income	82,269	80,421	2.3%
Technology Solutions operating margin	2.03%	2.64%
Concentrix operating income	29,663	21,316	39.2%
Concentrix operating margin	5.84%	4.46%
Inter-segment eliminations	—	22
Operating income in our Technology Solutions segment increased during the three months ended February 28, 2018, compared to the prior year period, primarily due to the impact of the Westcon-Comstor Americas acquisition. This increase was substantially offset by a decrease in gross profit in our systems design and integration solutions business. Operating margin in our Technology Solutions segment decreased during the three months ended February 28, 2018 primarily due to the impact of the decrease in gross margin in our system design and integrations solutions business.
Operating income in our Concentrix segment increased during the three months ended February 28, 2018 compared to the prior year period, primarily due to the increase in revenue and margin as described earlier. Operating margin increased during the three months ended February 28, 2018 compared to the prior year period, primarily due to higher gross margin and effective cost management.

Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2018	February 28, 2017	Percent Change
	(in thousands)
Interest expense and finance charges, net	$17,451	$8,182	113.3%
Percentage of revenue	0.38%	0.23%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.
During the three months ended February 28, 2018, our interest expense and finance charges, net, increased compared to the prior year period, primarily due to higher interest expense as a result of additional borrowings to fund the Westcon-Comstor Americas and Tigerspike acquisitions and support growth in our Technology Solutions segment. Our borrowings are primarily at variable rates and our interest expense has also increased with the increase in benchmark interest rates.
Other Expense, Net

	Three Months Ended
	February 28, 2018	February 28, 2017	Percent Change
	(in thousands)
Other expense, net	$1,178	$323	264.7%
Percentage of revenue	0.03%	0.01%
Amounts recorded as other expense, net include foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.
The increase in other expense, net, during the three months ended February 28, 2018 compared to the prior year period was primarily due to higher foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended
	February 28, 2018	February 28, 2017	Percent Change
	(in thousands)
Provision for income taxes	$68,869	$31,465	118.9%
Percentage of income before income taxes	73.81%	33.74%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
The increase in the effective tax rate during the three months ended February 28, 2018 compared to the prior year period is due to the discrete impact of a provisional net adjustment of $41.7 million related to the TCJA. This adjustment includes a $67.6 million transition tax expense for mandatory repatriation, partially offset by a $25.9 million tax benefit from the remeasurement of our net deferred tax balance to the new U.S. tax rate enacted under the TCJA. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the United States. As discussed in the Note 16 to the Consolidated Financial Statements, we have not yet completed our analysis of the full impact of the TCJA. Excluding the impact of the adjustments related to the TCJA, our effective tax rate for the first quarter of fiscal 2018 was 29.1%. The current quarter tax rate, compared to the prior year period, is lower primarily due to the impact of the lower tax rate under the TCJA.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		February 28, 2018	February 28, 2017
		(in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$4,552,370	$3,520,869
Accounts receivable, including receivable from related parties	(b)	2,621,544	1,724,942
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	52	44

Days inventory outstanding
Cost of revenue (products and services)	(d)	$4,138,419	$3,179,086
Inventories	(e)	2,323,259	1,853,901
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	51	52

Days payable outstanding
Cost of revenue (products and services)	(g)	$4,138,419	$3,179,086
Accounts payable, including payable to related parties	(h)	2,448,478	1,502,142
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	53	43

Cash conversion cycle		50	53
Cash Flows
Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 50 days and 53 days as of February 28, 2018 and February 28, 2017, respectively. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s purchases outstanding in accounts payable. The decrease, compared to the prior year period, was primarily a result of the Westcon-Comstor Americas acquisition, where lower days of inventory supply are required to service the business, as well as working capital improvements throughout fiscal 2017 in our systems design and integrations solutions business.
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
Net cash used in operating activities was $5.7 million during the three months ended February 28, 2018, primarily due to an increase in inventories of $154.7 million and a decrease in accounts payable of $200.1 million. These cash outflows were partially offset by net income of $24.4 million, adjustments for non-cash items of $31.1 million, a decrease in accounts receivable of $236.4 million, and a net change in other assets and liabilities of $57.3 million. The increase in inventories was primarily in anticipation of continued demand in our Technology Solutions segment including Westcon-Comstor Americas. The decrease in accounts receivable and accounts payable was primarily due to lower revenue in our Technology Solutions segment during the three months ended February 28, 2018 following a seasonally high fourth quarter of fiscal year 2017. The adjustments for non-cash items consist primarily of amortization and depreciation and stock-based compensation expense, offset partially by the deferred tax benefit related to the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate due to the enactment of the TCJA.
Net cash used in operating activities was $185.6 million during the three months ended February 28, 2017, primarily due to a decrease in accounts payable of $214.0 million and an increase in inventories of $109.1 million. These cash outflows were partially offset by net income of $61.8 million, adjustments for non-cash items of $37.8 million, and a decrease in accounts receivable of $36.7 million. The decrease in accounts payable was primarily due to timing of purchases and payments in our Technology Solutions segment. The increase in inventory was primarily due to strong demand for our systems design and integration solutions. The decrease in accounts receivable was primarily due to lower revenue in our Technology Solutions segment during the three months ended February 28, 2017 following a seasonally high fourth quarter of fiscal year 2016. The adjustments for non-cash items consist primarily of amortization, depreciation and stock-based compensation expense.
Net cash used in investing activities during the three months ended February 28, 2018 was $27.9 million, primarily due to capital expenditures of $22.4 million, related substantially to our Concentrix segment. In addition, we made a final payment of $8.2 million for the acquisition of Tigerspike and received a refund of $2.3 million from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions related to our acquisition of Westcon-Comstor Americas.
Net cash used in investing activities during the three months ended February 28, 2017 was $22.1 million, primarily due to capital expenditures of $21.6 million, related substantially to growth in our Concentrix segment.
Net cash used in financing activities during the three months ended February 28, 2018 was $146.4 million, consisting primarily of $139.5 million of net repayments under our borrowing arrangements by utilizing the cash generated from operations during the fourth fiscal quarter of 2017 and $14.0 million of dividend payments.
Net cash provided by financing activities during the three months ended February 28, 2017 was $32.4 million, consisting primarily of $43.6 million of net proceeds from our borrowing arrangements, partially offset by $9.9 million of dividend payments.
Capital Resources
Our cash and cash equivalents totaled $372.3 million and $550.7 million as of February 28, 2018 and November 30, 2017, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $241.6 million and $267.2 million as of February 28, 2018 and November 30, 2017, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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
Historically, we have renewed our accounts receivable securitization program and our U.S. credit facility agreement described below on, or prior to, their respective expiration dates. We have no reason to believe that these and other arrangements will not be renewed as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.

On-Balance Sheet Arrangements
In the United States, we have an accounts receivable securitization program, or the U.S. AR Arrangement, to provide additional capital for our operations. The U.S. AR Arrangement expires on November 1, 2019. One of our subsidiaries, which is the borrower under the U.S. AR Arrangement, can borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable denominated in United States dollars. The U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120.0 million. The effective borrowing cost under the U.S. AR Arrangement is a blended rate that includes prevailing dealer commercial paper rates and the daily London Interbank Offered Rate, or LIBOR, plus a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum payable on the adjusted commitment of the lenders. As of February 28, 2018 and November 30, 2017, $216.2 million and $288.4 million, respectively, were outstanding under the U.S. AR Arrangement.
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
SYNNEX Canada Limited, or SYNNEX Canada, has an accounts receivable securitization program with a bank to transfer eligible trade accounts receivable, on an ongoing revolving basis, up to CAD65.0 million, or $50.7 million, through May 10, 2020. The program includes an accordion feature to allow a request to increase the lender's commitment by an additional CAD25.0 million, or $19.5 million. Any borrowings under this arrangement are recorded as debt on our Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. We will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD25.0 million and an additional 0.55% per annum if the unused portion exceeds CAD25.0 million. As of February 28, 2018 and November 30, 2017, borrowings outstanding under this arrangement were $15.6 million and $19.4 million, respectively.
Our Westcon-Comstor North American subsidiaries have a revolving credit facility with certain banks (the "Westcon-Comstor N.A. facility"). The facility comprises a $350.0 million commitment for a revolving credit facility and matures in January 2021. We may request incremental commitments to increase the principal amount of the revolving line of credit by $75.0 million. Advances under the Westcon-Comstor N.A. facility are subject to a borrowing base calculation based on eligible accounts receivable and inventories of these subsidiaries and are secured by the assets of these borrowers and the stock of one of our subsidiaries which is the direct parent company of the acquired entities. Interest on the Westcon-Comstor N.A. facility is based on LIBOR, plus a margin which could range from 1.25% to 1.75%, or an index rate, plus a margin which could range from 0.25% to 0.75%, at the borrowers option, and a commitment fee of 0.20%. The borrower subsidiaries under the Westcon-Comstor N.A. facility are required to maintain a minimum fixed charge ratio covenant of 1.0x if excess availability falls below a certain level. As of February 28, 2018 and November 30, 2017, borrowings outstanding under the Westcon-Comstor N.A. facility were $230.1 million and $220.2 million, respectively.
Certain of our Westcon-Comstor Latin American subsidiaries have revolving credit facilities with financial institutions in their respective countries (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities are denominated in local currency of such countries or United States Dollars and aggregate to $97.4 million in revolving commitments. One of the Westcon-Comstor LATAM facilities, comprising $40.0 million in revolving commitments, matures in February 2020. The remaining Westcon-Comstor LATAM facilities, aggregating $57.4 million in revolving commitments, mature in one year or less. We guarantee the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 3.70% to 14.01%. As of February 28, 2018 and November 30, 2017, the aggregate balance outstanding under the Westcon-Comstor LATAM facilities was $45.7 million and $78.4 million, respectively.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of JPY14.0 billion, or $131.2 million. The credit agreement is comprised of a JPY6.0 billion, or $56.2 million, term loan and a JPY8.0 billion, or $75.0 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of February 28, 2018 and November 30, 2017,

the balances outstanding under the term loan component of the facility were 56.2 million and 53.3 million, respectively. Balances outstanding under the revolving credit facility were 46.9 million and 52.4 million, respectively, as of February 28, 2018 and November 30, 2017. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under the credit facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of February 28, 2018, there were no borrowings outstanding under these facilities. As of November 30, 2017, borrowings outstanding under these credit facilities were $12.0 million.
In the United States, we have a senior secured credit agreement with a group of banks (the "U.S. Credit Agreement"). The U.S. Credit Agreement, as amended from time to time, comprises of a $600.0 million revolving credit facility and a $1,200.0 million term loan. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan available under the U.S. Credit Agreement by $400.0 million. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. Margin for LIBOR loans can range from 1.25% to 2.00% and for base rate loans can range from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. Base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” or (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above our applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. As of February 28, 2018 and November 30, 2017, balances outstanding under the term loan component of the U.S. Credit Agreement were $1,185.0 million and $1,200.0 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either February 28, 2018 or November 30, 2017.
SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35.0 million, or $27.3 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of February 28, 2018 and November 30, 2017, there were no borrowings outstanding under this credit facility.
We also maintain other local currency denominated lines of credit and accounts receivable factoring arrangements with financial institutions at certain locations outside the United States aggregating commitments of $31.5 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible inventory or accounts receivable. As of February 28, 2018 and November 30, 2017, borrowings outstanding under these facilities were $10.6 million and $15.2 million, respectively.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2018 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At February 28, 2018 and November 30, 2017, we had a total of $34.7 million and $52.1 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2018, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans (already recorded on our Consolidated Balance Sheet), and operating lease arrangements. As of February 28, 2018, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. For more information on our future minimum rental obligations under noncancellable lease agreements as of February 28, 2018, see Note 17 to the Consolidated Financial Statements.
As discussed in Note 16 to the Consolidated Financial Statements, pursuant to the enactment of the TCJA, during the three months ended February 28, 2018, we recorded an estimated one-time transition tax of $67.6 million on mandatory repatriation. This repatriation tax is payable in installments over eight years.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through February 28, 2018 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of February 28, 2018 and November 30, 2017, accounts receivable subject to flooring arrangements were $55.1 million and $65.7 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of February 28, 2018 and November 30, 2017, MiTAC Holdings and its affiliates beneficially owned approximately 22% and 24%, respectively, of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of February 28, 2018
(in thousands)
MiTAC Holdings(1)	4,998
Synnex Technology International Corp.(2)	3,860
Total	8,858
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 376 thousand shares directly held by Mr. Matthew Miau and 216 thousand shares indirectly held by Mr. Matthew Miau through a charitable remainder trust.

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
We purchased inventories from MiTAC Holdings and its affiliates totaling $52.2 million and $51.0 million, respectively, during the three months ended February 28, 2018 and February 28, 2017, respectively. Our sales to MiTAC Holdings, and its affiliates totaled $0.3 million and $0.4 million, respectively, during the three months ended February 28, 2018 and February 28, 2017, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $36,000 and $33,000 during the three months ended February 28, 2018 and February 28, 2017, respectively.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the three months ended February 28, 2018 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I-Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. There have been no material changes from the risk factors disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2017 to December 31, 2017	—	$—	—	$300,000,000
January 1, 2018 to January 31, 2018	—	$—	—	$300,000,000
February 1, 2018 to February 28, 2018	1,400	$110.01	1,400	$299,845,981
	1,400	$110.01	1,400

In June 2017, we announced that our Board of Directors authorized a three-year $300,000,000 share repurchase program pursuant to which the company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of February 28, 2018, we had repurchased 1,400 shares of our common stock at an average price of $110.01 per share for an aggregate purchase price of $154,019 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $299,845,981 by June 2020.

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

The covenants of the Company's borrowings limit our ability to pay dividends, make other types of distributions and repurchase the Company's stock (see Note 10 to the Consolidated Financial Statements). We were in compliance with all material covenants as of February 28, 2018.

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1
Employment Agreement by and between SYNNEX and Dennis Polk, dated as of January 4, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 9, 2018).

10.2
Eighth Amendment to Credit Agreement among SYNNEX Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender dated January 19, 2018.

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

Date: April 6, 2018

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)