Form 10-Q
period 2018-05-31
SYNNEX CORP
filed 2018-07-06
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2018
Common Stock, $0.001 par value	39,689,969

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	May 31, 2018	November 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$354,176	$550,688
Restricted cash	6,172	5,837
Short-term investments	3,940	5,475
Accounts receivable, net	2,712,550	2,846,371
Receivable from related parties	161	77
Inventories	2,129,779	2,162,626
Other current assets	220,573	168,704
Total current assets	5,427,351	5,739,778
Property and equipment, net	344,290	346,589
Goodwill	861,455	872,641
Intangible assets, net	525,867	583,051
Deferred tax assets	31,802	31,687
Other assets	125,043	124,780
Total assets	$7,315,808	$7,698,526
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$705,120	$805,471
Accounts payable	2,257,594	2,626,720
Payable to related parties	30,360	16,888
Accrued compensation and benefits	183,689	204,665
Other accrued liabilities	402,798	354,104
Income taxes payable	60,262	33,359
Total current liabilities	3,639,823	4,041,207
Long-term borrowings	1,106,622	1,136,089
Other long-term liabilities	170,283	124,008
Deferred tax liabilities	87,605	113,527
Total liabilities	5,004,333	5,414,831
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 41,172 and 41,092 shares issued as of May 31, 2018 and November 30, 2017, respectively	41	41
Additional paid-in capital	481,561	467,948
Treasury stock, 1,883 and 1,419 shares as of May 31, 2018 and November 30, 2017, respectively	(124,801)	(77,133)
Accumulated other comprehensive income (loss)	(90,265)	(61,919)
Retained earnings	2,044,939	1,954,758
Total stockholders’ equity	2,311,475	2,283,695
Total liabilities and equity	$7,315,808	$7,698,526
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Revenue:
Products	$4,486,395	$3,458,243	$8,535,158	$6,504,864
Services	486,188	478,025	989,795	952,273
Total revenue	4,972,583	3,936,268	9,524,953	7,457,137
Cost of revenue:
Products	(4,239,137)	(3,265,630)	(8,063,233)	(6,146,183)
Services	(304,352)	(298,393)	(618,675)	(596,926)
Gross profit	429,094	372,245	843,045	714,028
Selling, general and administrative expenses	(305,156)	(247,115)	(607,175)	(487,139)
Operating income	123,938	125,130	235,870	226,889
Interest expense and finance charges, net	(16,375)	(8,962)	(33,826)	(17,144)
Other expense, net	(1,446)	(206)	(2,624)	(529)
Income before income taxes	106,117	115,962	199,420	209,216
Provision for income taxes	(12,424)	(42,814)	(81,293)	(74,279)
Net income	$93,693	$73,148	$118,127	$134,937
Earnings per common share:
Basic	$2.35	$1.83	$2.96	$3.38
Diluted	$2.34	$1.83	$2.94	$3.37
Weighted-average common shares outstanding:
Basic	39,505	39,533	39,599	39,513
Diluted	39,742	39,711	39,859	39,708
Cash dividends declared per share	$0.35	$0.25	$0.70	$0.50

(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net income	$93,693	$73,148	$118,127	$134,937
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for the three and six months ended May 31, 2018 and 2017	87	327	(55)	490
Change in unrealized gains (losses) of defined benefit plans, net of taxes of $0 for the three and six months ended May 31, 2018 and 2017	—	56	—	(13)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(11) and $(1,925) for the three and six months ended May 31, 2018, respectively, and $387 and $(350) for the three and six months ended May 31, 2017, respectively	30	(739)	5,416	200
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $778 and $715 for the three and six months ended May 31, 2018, respectively, and $(73) and $(223) for the three and six months ended May 31, 2017, respectively	(1,917)	117	(1,740)	358
Total change in unrealized gains on cash flow hedges, net of tax	(1,887)	(622)	3,676	558
Foreign currency translation adjustments, net of taxes of $109 and $86 for the three and six months ended May 31, 2018, respectively, and $61 and $(61) for the three and six months ended May 31, 2017, respectively	(42,764)	10,253	(31,967)	15,871
Other comprehensive income (loss)	(44,564)	10,014	(28,346)	16,906
Comprehensive income	$49,129	$83,162	$89,781	$151,843

(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2018	May 31, 2017
Cash flows from operating activities:
Net income	$118,127	$134,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97,506	71,429
Share-based compensation	10,725	8,327
Provision for doubtful accounts	3,852	2,983
Deferred income taxes	(27,785)	(1,263)
Unrealized foreign exchange (gains) losses	1,665	(2,883)
Others	(3,639)	(1,112)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable, including from related parties	111,551	(24,434)
Inventories	30,537	(368,202)
Accounts payable, including to related parties	(342,083)	(8,769)
Other assets and liabilities	62,254	43,354
Net cash provided by (used in) operating activities	62,710	(145,633)
Cash flows from investing activities:
Purchases of investments	(50)	(4,190)
Proceeds from maturity of investments	4,659	1,962
Purchases of property and equipment	(50,020)	(45,300)
Acquisition of businesses, net of refunds	(5,922)	6,500
Others	802	922
Net cash used in investing activities	(50,531)	(40,106)
Cash flows from financing activities:
Proceeds from borrowings	4,924,632	3,588,022
Repayments of borrowings	(5,052,890)	(3,465,215)
Dividends paid	(27,946)	(19,897)
Decrease in book overdrafts	(5,203)	(1,350)
Repurchases of common stock	(45,985)	—
Proceeds from issuance of common stock	2,888	1,860
Repurchases of common stock for tax withholdings on equity awards	(1,683)	(3,611)
Others	—	1,827
Net cash (used in) provided by financing activities	(206,187)	101,636
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,176)	6,885
Net decrease in cash, cash equivalents and restricted cash	(196,184)	(77,218)
Cash, cash equivalents and restricted cash at beginning of period	556,742	387,167
Cash, cash equivalents and restricted cash at end of period	$360,558	$309,949

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$1,695	$1,669

(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
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
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2018 and for the three and six months ended May 31, 2018 and 2017 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2017 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company's significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2017. Accounting pronouncements adopted during the six months ended May 31, 2018 are discussed below.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through May 31, 2018, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2018, such losses have been within management’s expectations.
One customer accounted for 18% of the Company's total revenue during both the three and six months ended May 31, 2018. During the three and six months ended May 31, 2017, the same customer accounted for 21% and 19% of the Company's total revenue, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12% of total revenue during both the three and six months ended May 31, 2018 and approximately 13% and 14% of total revenue during the three and six months ended May 31, 2017, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

As of May 31, 2018 and November 30, 2017, one customer comprised 14% and 12%, respectively, of the total accounts receivable balance.
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
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Cash Flows to conform to current period presentation. These reclassifications had no effect on cash flows from operating, investing or financing activities as previously reported.
Recently adopted accounting pronouncement
In March 2016, the Financial Accounting Standard Board (the “FASB”), issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance requires the income tax effects of changes in the Company's stock price from the grant date to the vesting date of the employee stock compensation to be recognized in the Consolidated Statement of Operations within income tax expense instead of within additional paid-in capital and changed its classification in the Consolidated Statement of Cash Flows from financing activities to operating activities. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal year 2018 and recorded excess tax benefits within income tax expense in the Consolidated Statement of Operations in fiscal year 2018 and classified such benefits in operating activities in the Consolidated Statement of Cash Flows, on a prospective basis. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
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
In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which will be measured at fair value through earnings. The new guidance is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017, with early adoption permitted only for certain provisions. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The Company is currently evaluating the impact of the new guidance.
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

NOTE 3—ACQUISITIONS:
Fiscal 2017 acquisitions
On September 1, 2017, the Company acquired the North America and Latin America distribution businesses of Datatec Limited, a public limited company incorporated in the Republic of South Africa (“Datatec”), through the purchase of 100% of the shares of its subsidiary, Westcon Group, Inc., a Delaware company (“Westcon-Comstor Americas”) for a purchase price of approximately $633,568. The purchase price was comprised of $602,739 paid in cash, fair value of contingent consideration payable of $33,098 and a refund of $2,269 receivable from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions. During the six months ended May 31, 2018, the Company received $2,269 from Datatec and classified this amount in investing activities in the Consolidated Statements of Cash Flows. The Company also recorded measurement period adjustments of $961 to the fair value of acquired net tangible assets with a corresponding reduction to goodwill. Up to May 31, 2018, acquisition-related and integration expenses were $4,941, which included a net benefit of $588 and a charge of $1,217 during the three and six months ended May 31, 2018. The acquisition-related and integration charges were recorded in “Selling, general and administrative expenses,” while a benefit of $2,634 was recorded in "Interest expense and other finance charges, net" due to the de-designation of an interest rate swap associated with the planned termination of the Westcon-Comstor Americas debt.
The preliminary purchase price allocation is based upon a preliminary valuation and the Company’s estimates are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired, liabilities assumed, contingent consideration payable, if any, the valuation of intangible assets acquired and related deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired during the measurement period.
Under the terms of the acquisition agreement with Datatec, contingent consideration of up to $200,000 would be payable in cash if certain gross profit targets were achieved for the twelve-month period ended February 28, 2018. The Company is in the process of finalizing the amount of contingent consideration payable, if any.
On July 31, 2017, the Company acquired 100% of Tigerspike Pty Ltd (“Tigerspike”), a digital products company incorporated in Australia, specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68,457, including a holdback amount which was payable to the sellers upon the finalization of post-closing adjustments. During the first quarter of fiscal year 2018, the Company recorded certain immaterial measurement period

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

adjustments to the fair value of assumed net tangible liabilities, decreasing goodwill by $631 and the purchase price by $1,443, resulting in a final purchase price of $67,014, and paid the remaining holdback amount of $8,191 to the sellers.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2018 and 2017, and the grant-date fair value of those awards:

	Three Months Ended				Six Months Ended
	May 31, 2018		May 31, 2017		May 31, 2018		May 31, 2017
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Stock options	38	$1,050	—	$—	38	$1,050	—	$—
Restricted stock awards	20	1,896	21	2,250	22	2,106	22	2,384
Restricted stock units	—	—	5	521	22	2,554	34	3,937
	58	$2,946	26	$2,771	82	$5,710	56	$6,321
The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and six months ended May 31, 2018 and 2017 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Total share-based compensation	$5,645	$4,060	$10,780	$8,376
Tax effect on share-based compensation	(1,565)	(1,498)	(3,112)	(2,973)
Net effect on net income	$4,080	$2,562	$7,668	$5,403
Substantially all of the share-based compensation expense was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	May 31, 2018	November 30, 2017
Cash and cash equivalents	$354,176	$550,688
Restricted cash	6,172	5,837
Restricted cash included in other assets	210	217
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$360,558	$556,742
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements and the issuance of bank guarantees and government grants.

	As of
	May 31, 2018	November 30, 2017
Accounts receivable, net:
Accounts receivable	$2,777,696	$2,918,703
Less: Allowance for doubtful accounts	(17,053)	(19,193)
Less: Allowance for sales returns	(48,093)	(53,139)
	$2,712,550	$2,846,371

	As of
	May 31, 2018	November 30, 2017
Property and equipment, net:
Land	$25,814	$25,922
Equipment, computers and software	316,355	306,665
Furniture and fixtures	65,870	60,892
Buildings, building improvements and leasehold improvements	279,391	270,649
Construction-in-progress	17,047	12,049
Total property and equipment, gross	704,477	676,177
Less: Accumulated depreciation	(360,187)	(329,588)
	$344,290	$346,589
Depreciation expense was $22,596 and $44,520 for the three and six months ended May 31, 2018 and $19,413 and $38,873 for the three and six months ended May 31, 2017.

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2017	$437,225	$435,416	$872,641
Additions/adjustments from acquisitions (See Note 3)	(961)	(631)	(1,592)
Foreign exchange translation	(4,168)	(5,426)	(9,594)
Balance as of May 31, 2018	$432,096	$429,359	$861,455

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of May 31, 2018			As of November 30, 2017
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets, net:
Customer relationships and lists	$624,626	$(275,510)	$349,116	$619,431	$(236,282)	$383,149
Vendor lists	178,979	(46,381)	132,598	180,041	(39,016)	141,025
Technology	24,528	(7,731)	16,797	38,041	(6,519)	31,522
Other intangible assets	35,996	(8,640)	27,356	33,745	(6,390)	27,355
	$864,129	$(338,262)	$525,867	$871,258	$(288,207)	$583,051

Amortization expense was $26,276 and $52,986 for the three and six months ended May 31, 2018 and $16,069 and $32,556 for the three and six months ended May 31, 2017.
Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2018 (remaining six months)	$53,455
2019	89,153
2020	81,381
2021	74,118
2022	63,839
thereafter	163,921
Total	$525,867
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized gains on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2017	$2,119	$(2,313)	$386	$(62,111)	$(61,919)
Other comprehensive gain (loss) before reclassification	(55)	—	5,416	(31,967)	(26,606)
Reclassification of (gains) losses from Other comprehensive income (loss)	—	—	(1,740)	—	(1,740)
Balance as of May 31, 2018	$2,064	$(2,313)	$4,062	$(94,078)	$(90,265)

Reclassifications of (gains) losses on cash flow hedges into earnings are recorded in "Interest expense and finance charges, net" in the Company's "Consolidated Statements of Operations."

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	May 31, 2018				November 30, 2017
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Carrying Value	Adjusted Cost Basis	Unrealized Gains (Losses)	Carrying Value
Short-term investments:
Trading securities	$158	$2,824	—	$2,982	$—	$—	$—
Held-to-maturity investments	958	—	—	958	5,475	—	5,475

Long-term investments in "Other assets:"
Available-for-sale securities	$2,240	$2,448	$113	$4,575	$972	$2,404	$3,376
Held-to-maturity investments	5,316	—	—	5,316	5,189	(225)	5,189
Cost-method investments	33,625	—	—	33,625	33,817	—	33,817

Short-term trading securities consist of the Company's equity interest in a company obtained through a stock swap arrangement, whereby the Company's investment in the equity security of a private entity, classified as a long-term cost-method investment, was acquired by the investee's parent for equivalent shares of the parent company, for which the fair value is readily determinable. Short-term held-to-maturity investments primarily consist of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities and foreign government bonds purchased pursuant to local regulations, maturing in fiscal year 2023. Long-term held-to-maturity investments consist of term deposits with maturities not exceeding one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term cost-method investments consist of investments in equity securities of private entities.
Trading and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value. Available for sale securities in a continuous unrealized loss position for longer than 12 months are not material. For cost-method investments, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on an internal valuation of the investees.
The following table summarizes the total gains recorded in “Other expense, net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investment:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Gains on trading securities	$2,824	$—	$2,824	$—
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
For the three and six months ended May 31, 2018 and 2017
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
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative are recorded in the Consolidated Statements of Operations as “Other expense, net” or as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets, as discussed below.
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
The Company also uses interest rate swaps to economically convert portion of its variable-rate debt to fixed-rate debt. The swaps have maturities up to September 2022. These swaps may be designated as cash flow hedges of the variability in interest payments due to changes in the contractually specified interest rates of the Company's debt. Gains and losses on cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized.
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
The following table summarizes the fair value of the Company’s derivative instruments as of May 31, 2018 and November 30, 2017:

	Fair Value as of
Balance Sheet Line Item	May 31, 2018	November 30, 2017
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$5,088	$1,483
Other accrued liabilities	$977	$1,194
Other long-term liabilities	$—	$1,372
Interest rate swap
Other assets (notional value: $100,000)	$3,681	$—
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other current assets	$636	$—
Other assets	$3,980	$3,484
Other accrued liabilities	$—	$389
Other long-term liabilities	$—	$1,996

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The notional amounts of the foreign exchange forward contracts that were outstanding as of May 31, 2018 and November 30, 2017 were $395,521 and $248,069, respectively. The notional amounts represent the gross amounts of foreign currency, including the Brazilian Real, Indian Rupee, Canadian Dollar, Philippines Peso, Mexican peso, British Pound, Chinese Yuan, and Euro, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded net gains of $8,709 and $5,675, respectively, during the three and six months ended May 31, 2018 and net losses of $2 and $2,199, respectively, during the three and six months ended May 31, 2017, in “Other expense, net.”
As of May 31, 2018 and November 30, 2017, the Company had interest rate swaps designated as cash flow hedges, with aggregate notional amounts of $500,000 and $600,000, respectively. The swaps have maturities up to September 2022. During the three and six months ended May 31, 2018, the Company recorded losses before taxes of $20 and gains before taxes of $7,457, respectively, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. During the three and six months ended May 31, 2017, the Company recorded losses before taxes of $1,009 and gains before taxes of $908, respectively, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. During the three and six months ended May 31, 2018, the Company de-designated a swap with a notional value of $100,000 and reclassified deferred gains before taxes of $2,634 into “Interest expense and finance charges, net.” Existing gains in "Accumulated other comprehensive income (loss)" that are expected to be reclassified into earnings in the normal course of business within the next twelve months are not material.
The net effect on earnings of the interest rate swaps are presented in "Interest expense and finance charges, net." The net earnings effect is shown in the following table at settlement values:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Gains (losses) reclassified from "Accumulated other comprehensive income (loss)" into income	2,695	(191)	2,455	(582)
Total "Interest expense and finance charges, net"	(16,375)	(8,962)	(33,826)	(17,144)
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $910 each as of May 31, 2018 and $1,352 each as of November 30, 2017.
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
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2018				As of November 30, 2017
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$354,176	$354,176	$—	$—	$157,935	$157,935	$—	$—
Trading securities	2,982	2,982	—	—	—	—	—	—
Available-for-sale securities	4,575	4,575	—	—	3,376	3,376	—	—
Forward foreign currency exchange contracts	5,088	—	5,088	—	1,483	—	1,483	—
Interest rate swaps	8,297	—	8,297	—	3,484	—	3,484	—
Liabilities:
Forward foreign currency exchange contracts	$977	$—	$977	$—	$2,566	$—	$2,566	$—
Interest rate swaps	—	—	—	—	2,385	—	2,385	—
Contingent consideration payable	33,098	—	—	33,098	33,098	—	—	33,098

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in trading and available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contract and interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including the London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2018 and November 30, 2017.
Contingent consideration payable represents acquisition-related future potential earn-out payments. The fair value of the contingent consideration liability was based on a probabilistic analysis using an option pricing model as implemented via a Monte Carlo simulation. The model considered an expected case forecast for the remainder of the earn-out period, estimated volatility around the forecast, a measure of systematic risk as captured by a market price of risk adjustment, and a discount rate including non-performance risk. There was no change in fair value during the six months ended May 31, 2018.
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
During the six months ended May 31, 2018, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of May 31, 2018 and November 30, 2017, accounts receivable sold to and held by the financial institution under this program were $32,417 and $49,826, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

net” in the Consolidated Statements of Operations. During the three and six months ended May 31, 2018 and 2017, discount fees were not material to the Company's results of operations.
SYNNEX Infotec, the Company's Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of May 31, 2018 and November 30, 2017 were $2,907 and $2,306, respectively.
The Company also has other financing agreements in North America with financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. Please see Note 17 for further information.
The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net sales financed	$355,720	$287,027	$720,204	$556,420
Flooring fees(1)	2,287	2,058	4,205	3,761
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of May 31, 2018 and November 30, 2017, accounts receivable subject to flooring agreements were $94,726 and $65,684, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2018	November 30, 2017
SYNNEX United States accounts receivable securitization arrangement	$546,200	$288,400
SYNNEX Canada accounts receivable securitization arrangement	—	19,389
Westcon-Comstor North America revolving line of credit facility	—	220,241
Westcon-Comstor Latin America revolving lines of credit facilities	—	78,407
SYNNEX Japan credit facility - revolving line of credit component	34,007	52,426
Concentrix India revolving lines of credit facilities	—	12,000
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX Japan credit facility - term loan component	55,147	53,314
Other borrowings	9,766	21,294
Borrowings, current	$705,120	$805,471

SYNNEX United States credit agreement - term loan component	$1,110,000	$1,140,000
Other term debt	574	569
Long-term borrowings, before unamortized debt discount and issuance costs	1,110,574	1,140,569
Less: unamortized debt discount and issuance costs	(3,952)	(4,480)
Long-term borrowings	$1,106,622	$1,136,089
SYNNEX United States accounts receivable securitization arrangement
In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Prior to the amendment described in this paragraph, under the terms of the U.S. AR Arrangement, the Company’s subsidiary that is the borrower under this facility could borrow up to a maximum of $600,000 based upon eligible trade accounts receivable denominated in United States dollars. In addition, the U.S. AR Arrangement included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120,000. In May 2018, the U.S. AR Arrangement was amended to increase the maximum borrowing amount to $850,000 and the accordion feature was increased to $150,000. The amendment also extended the expiration date of the U.S. AR Arrangement from November 2019 to May 2020. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR shall not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum is payable on the adjusted commitment of the lenders.
Under the terms of the U.S. AR Arrangement, the Company and two of its U.S. subsidiaries sell, on a revolving basis, their receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
SYNNEX Canada accounts receivable securitization arrangement
In May 2017, SYNNEX Canada Limited (“SYNNEX Canada”) entered into an accounts receivable securitization program with a bank to borrow up to CAD65,000, or $50,158, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program included an accordion feature to allow a request to increase the bank's commitment by an additional CAD25,000, or $19,292. In May 2018, the agreement was amended to increase the bank's purchase commitment to CAD100,000, or $77,166. The accordion feature was amended to allow requests to increase the bank's commitment by up to an additional CAD50,000, or $38,583. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. It will pay a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $46,300, and when the unused portion exceeds CAD60,000, or $46,300, a fee of 0.40% on the first CAD25,000, or $19,292, of the unused portion and a fee of 0.55% per annum of the remaining unused commitment.
Westcon-Comstor North America revolving line of credit facility
In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, the Company assumed a syndicated bank credit facility of some of the North American subsidiaries the Company acquired, comprising a $350,000 commitment for a revolving credit facility, maturing in January 2021. In May 2018, as a result of its integration activities, the Company terminated this facility. Interest on the Westcon-Comstor North America facility was based on LIBOR, plus a margin which could range from 1.25% to 1.75%, or an index rate, plus a margin which could range from 0.25% to 0.75%, at the borrowers option, and a commitment fee of 0.20%.
Westcon-Comstor Latin America revolving lines of credit facilities
In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, the Company also assumed credit facilities of some of the Central and South American subsidiaries the Company acquired (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities maintained with financial institutions in the respective countries are denominated in local currency of such countries or United States Dollars and aggregate to $77,635 in revolving commitments. One of the Westcon-Comstor LATAM facilities comprising $40,000 in revolving commitments matures in February 2020. The remaining Westcon-Comstor LATAM facilities aggregating $37,635 in revolving commitments mature in one year or less. The Company guarantees the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 4.90% to 12.74%. Subsequent to May 31, 2018, facilities aggregating $4,304 in revolving commitments were terminated by the Company.
SYNNEX Japan credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of ¥14,000,000, or $128,676. The credit facility is comprised of a ¥6,000,000, or $55,147, term loan and a ¥8,000,000, or $73,529, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
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
SYNNEX United States credit agreement
In the United States, the Company has a senior secured credit agreement (the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement, as amended from time to time, includes a $600,000 commitment for a revolving credit facility and $1,200,000 term loan. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $400,000. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15,000, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. Margin for LIBOR loans ranges from 1.25% to 2.00% and for base rate loans, ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” or (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries.
There were no borrowings outstanding under the revolving credit facility as of either May 31, 2018 or November 30, 2017.
SYNNEX Canada revolving line of credit
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35,000, or $27,008. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both May 31, 2018, and November 30, 2017, there were no borrowings outstanding under this credit facility.
Other borrowings and other term debt
Other borrowings include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, building mortgages and book overdrafts. As of May 31, 2018, commitments for revolving credit aggregated $31,052. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by eligible inventory or accounts receivable.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2018 exchange rates.
Future principal payments
As of May 31, 2018, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2018 (remaining six months)	$675,120
2019	60,208
2020	60,224
2021	60,142
2022	960,000
$1,815,694
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $20,077 and $38,301, respectively, for the three and six months ended May 31, 2018, and $9,411 and $17,962, respectively, for the three and six months ended May 31, 2017. The variable interest rates ranged between 0.58% and 11.38% during the three months ended May 31, 2018, and between 0.58% and 12.74% during the six months ended May 31, 2018. During both the three and six months ended May 31, 2017, the variable interest rates ranged between 0.58% and 4.50%.
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

merge or consolidate. As of May 31, 2018, the Company was in compliance with all material covenants for the above arrangements.

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Basic earnings per common share:
Net income	$93,693	$73,148	$118,127	$134,937
Less: net income allocated to participating securities(1)	(864)	(674)	(1,084)	(1,254)
Net income attributable to common stockholders	$92,829	$72,474	$117,043	$133,683
Weighted-average number of common shares - basic	39,505	39,533	39,599	39,513
Basic earnings per common share	$2.35	$1.83	$2.96	$3.38

Diluted earnings per common share:
Net income	$93,693	$73,148	$118,127	$134,937
Less: net income allocated to participating securities(1)	(859)	(672)	(1,079)	(1,250)
Net income attributable to common stockholders	$92,834	$72,476	$117,048	$133,687
Weighted-average number of common shares - basic	39,505	39,533	39,599	39,513
Effect of dilutive securities:
Stock options and restricted stock units	237	178	260	195
Weighted-average number of common shares - diluted	39,742	39,711	39,859	39,708
Diluted earnings per common share	$2.34	$1.83	$2.94	$3.37

Anti-dilutive shares excluded from diluted earnings per share calculation	67	15	49	13
_____________________________________
(1) Restricted stock awards granted to employees by the Company are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the three and six months ended May 31, 2018 and 2017 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2018
Revenue	$4,486,408	$491,246	$(5,071)	$4,972,583
External revenue	4,486,395	486,188		4,972,583
Operating income	96,254	27,684	—	123,938
Three months ended May 31, 2017
Revenue	3,458,320	481,679	(3,731)	3,936,268
External revenue	3,458,243	478,025		3,936,268
Operating income	101,705	23,425	—	125,130
Six months ended May 31, 2018
Revenue	$8,535,227	$998,983	$(9,257)	$9,524,953
External revenue	8,535,158	989,795		9,524,953
Operating income	178,523	57,347	—	235,870
Six months ended May 31, 2017
Revenue	6,505,016	959,843	(7,722)	7,457,137
External revenue	6,504,864	952,273		7,457,137
Operating income	182,126	44,741	22	226,889
Total assets as of May 31, 2018	$6,701,895	$1,604,908	$(990,995)	$7,315,808
Total assets as of November 30, 2017	$7,124,884	$1,677,728	$(1,104,086)	$7,698,526
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

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Revenue:
United States	$3,585,989	$2,875,986	$6,784,475	$5,375,359
Canada	443,875	389,561	884,197	776,927
Others	942,719	670,721	1,856,281	1,304,851
Total	$4,972,583	$3,936,268	$9,524,953	$7,457,137

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	May 31, 2018	November 30, 2017
Property and equipment, net:
United States	$145,510	$144,015
India	32,857	37,490
Others	165,923	165,084
Total	$344,290	$346,589
During the three and six months ended May 31, 2018 and 2017, no other country represented more than 10% of total revenue. As of May 31, 2018 and November 30, 2017, no other country represented more than 10% of total net property and equipment.

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of May 31, 2018 and November 30, 2017, MiTAC Holdings and its affiliates beneficially owned approximately 22% and 24%, respectively, of the Company’s outstanding common stock. Mr. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 22% of the Company’s outstanding common stock as of May 31, 2018. These shares are owned by the following entities:

As of May 31, 2018
MiTAC Holdings(1)	4,998
Synnex Technology International Corp.(2)	3,860
Total	8,858
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 364 shares directly held by Mr. Matthew Miau and 216 shares indirectly held by Mr. Mathew Miau through a charitable remainder trust.

(2)
Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.1% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Purchases of inventories	$49,902	$66,076	$102,067	$117,092
Products revenue	528	332	861	735
Reimbursements received for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates	35	40	71	73

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides government-mandated postemployment defined benefit plans to eligible employees in certain foreign subsidiaries. During the three and six months ended May 31, 2018, net pension costs were $1,455 and $2,795, respectively, and the Company's contributions were $853 and $2,115, respectively. During the three and six months ended May 31, 2017, net pension costs were $1,900 and $3,544, respectively, and the Company's contributions were $634 and $1,278, respectively. As of May 31, 2018 and November 30, 2017, these plans were unfunded by $17,344 and $17,214, respectively.
The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three and six months ended May 31, 2018, the Company contributed $9,381 and $19,365, respectively, to defined contribution plans. During the three and six months ended May 31, 2017, the Company contributed $8,340 and $16,548, respectively, to defined contribution plans.
The Company has deferred compensation plans for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of May 31, 2018 and November 30, 2017, the deferred compensation liability balance was $7,286 and $6,800, respectively.

NOTE 15—EQUITY:
Share repurchase program
In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During the three and six months ended May 31, 2018, the Company repurchased shares aggregating 450 and 451, respectively, for a total cost of $45,831 and $45,985, respectively. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
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
Dividends
On June 28, 2018, the Company announced a cash dividend of $0.35 per share payable on July 27, 2018 to stockholders of record as of July 13, 2018. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the six months ended May 31, 2018 and 2017 is presented below:

	Six Months Ended May 31, 2018			Six Months Ended May 31, 2017
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$2,283,695	$—	$2,283,695	$1,975,776	$22	$1,975,798
Issuance of common stock on exercise of options	1,238	—	1,238	467	—	467
Issuance of common stock for employee stock purchase plan	1,650	—	1,650	1,393	—	1,393
Tax benefit from employee stock plans	—	—	—	1,827	—	1,827
Taxes paid for the settlement of equity awards	(1,683)	—	(1,683)	(3,611)	—	(3,611)
Share-based compensation	10,725		10,725	8,327	—	8,327
Changes in ownership of noncontrolling interest	—	—	—	85	(22)	63
Repurchases of common stock	(45,985)	—	(45,985)	—	—	—
Dividends declared	(27,946)	—	(27,946)	(19,897)	—	(19,897)
Comprehensive income:
Net income	118,127	—	118,127	134,937	—	134,937
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	(55)	—	(55)	490	—	490
Change in unrealized gain (losses) in defined benefit plans, net of taxes	—	—	—	(13)	—	(13)
Unrealized gains (losses) on cash flow hedges, net of taxes	3,676	—	3,676	558	—	558
Foreign currency translation adjustments, net of taxes	(31,967)	—	(31,967)	15,871	—	15,871
Total other comprehensive income (loss)	(28,346)	—	(28,346)	16,906	—	16,906
Total comprehensive income	89,781	—	89,781	151,843	—	151,843
Ending balance:	$2,311,475	$—	$2,311,475	$2,116,210	$—	$2,116,210

NOTE 16—TAXES:
Income taxes, comprising current and deferred tax expense resulting from income earned in domestic and foreign jurisdictions, have been included on the basis of an estimated annual effective tax rate. On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. The TCJA significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. Due to the complexities involved in accounting for the TCJA, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118"), which allows a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. SAB 118 requires that

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

the Company include in its financial statements the reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate has been determined. Accordingly, in the first quarter of fiscal year 2018, the Company recorded a provisional adjustment of $67,623, for the transition tax expense for the mandatory repatriation and a $25,923 tax benefit from the remeasurement of the net deferred taxes due to the new U.S. tax rate. During the three months ended May 31, 2018, the Company updated its computation of the transition tax to $50,623 and, accordingly, recorded a tax benefit of $17,000. These estimates may be impacted by new guidance issued by regulators, additional information obtained related to earnings and profits in foreign jurisdictions and the impact of our financial position as of the measurement date of November 30, 2018. Excluding the impact of the adjustments related to the TCJA, the Company's effective tax rate during the six months ended May 31, 2018 was 28.4%. The repatriation tax is payable in installments over eight years.
NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2028. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of May 31, 2018 were as follows:

Fiscal Years Ending November 30,
2018 (remaining six months)	$47,721
2019	85,388
2020	69,747
2021	47,467
2022	37,084
Thereafter	67,014
Total minimum lease payments	$354,421
During the three and six months ended May 31, 2018, rent expense was $29,642 and $61,315, respectively. During the three and six months ended May 31, 2017, rent expense was $28,741 and $56,733, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of May 31, 2018 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2018 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
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
Guarantees
In December 2009, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company's results of operations, financial position or cash flows.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and six months ended May 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 18—SUBSEQUENT EVENT:
Merger Agreement
On June 28, 2018, the Company announced a merger agreement (the "Merger Agreement") to acquire Convergys Corporation, an Ohio Corporation ("Convergys") in a 50% cash and 50% stock transaction for $26.50 per share of Convergys common stock, or approximately $2,426,000 at the date of the announcement. Combined with Convergys’s net debt as of March 31, 2018, the total transaction value is approximately $2,742,000. Each share of Convergys common stock will be exchanged for $13.25 per share in cash and 0.1193 shares (Exchange Ratio) of SYNNEX common stock, subject to certain adjustments to be made at closing if the 20 day average trading price of the Company's stock three trading days prior to closing, has increased or decreased by more than 10% from a baseline price. Following the proposed transaction, Convergys shareholders will own between approximately 20% and 22% of SYNNEX shares on a fully-diluted basis based on the number of SYNNEX shares outstanding. Either party can terminate the Merger Agreement if the other party’s stockholder approval is not obtained and collect a fee equal to $12,350.
The acquisition is related to the Company's Concentrix segment and is expected to add scale, expand the Company's delivery footprint and strengthen the Company’s leadership position as a top global provider of customer engagement services. For its fiscal year ended December 31, 2017, Convergys generated $2,792,100 in revenue and $121,400 of net income.
Completion of the acquisition is subject to approval by the Company's stockholders and Convergys' shareholders, approval by the New York Stock Exchange of the listing of the SYNNEX stock to be issued as consideration, and other customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and other similar antitrust laws in Canada, the European Union and the Philippines. The Company expects the transaction to close by the end of the calendar year 2018.
Debt Commitment Letter
In connection with the Merger Agreement, the Company entered into a debt commitment letter (the “Commitment Letter”), dated as of June 28, 2018, with JPMorgan Chase Bank, N.A., Bank of America, N.A. (collectively, the “Initial Lenders”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which the Initial Lenders have committed to provide a 364-day senior secured term loan facility in an aggregate principal amount of up to $3,570,000, subject to the satisfaction of certain customary closing conditions (the “Bridge Facility”). The Bridge Facility is available (i) to pay for a portion of the merger consideration, (ii) to directly or indirectly pay, repay, repurchase, or settle, as applicable, certain existing indebtedness of Convergys and its subsidiaries, (iii) to refinance in full all outstanding obligations under the U.S. Credit Agreement, should the existing lenders not permit the incurrence of debt in connection with the acquisition, and (iv) to pay the costs and expenses related to the merger with Convergys, the Bridge Facility and the transactions being entered into or otherwise contemplated in connection therewith.
If the Company is required to utilize the Bridge Facility, then depending on the use of proceeds described above for which the Bridge Facility may be utilized, amounts drawn thereunder will bear interest at an annual rate equal to LIBOR plus a margin which may initially range from 1.25% to 2.00%, depending on SYNNEX’ consolidated leverage ratio, which margin will be increased by 0.25% for each 90 days that elapse after the closing of the Bridge Facility, up to a maximum range of 2.00% to 2.75%. In addition, up to the lesser of (i) the unfunded commitments under the Bridge Facility and (ii) $350,000 is available to be drawn down during the 90 day period following the closing of the Bridge Facility to repurchase or settle convertible debentures of Convergys that are tendered for repurchase or converted in connection with the merger, and SYNNEX will pay commitment fees on the undrawn amount of this commitment ranging from 0.15% to 0.25% based upon SYNNEX’ consolidated leverage ratio.
Additionally, prior to the completion of the proposed Convergys acquisition, the Company's ability to issue dividends outside its normal practice or repurchase shares of common stock may be limited.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Quarterly Report on Form 10-Q, or this "Report", the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation, or MiTAC Holdings, ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including our proposed acquisition of Convergys and the timing and impact thereof, the integration of our Westcon-Comstor Americas acquisition and the calculation of contingent consideration and purchase price allocation, our goodwill and seasonality, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates and the impact of the Tax Cuts and Jobs Act, our share repurchase and dividend program, and statements regarding our securitization programs, revolving credit lines and the Commitment Letter, and our investments in working capital, personnel and our succession planning, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained herein under Item 1A,if any, and in our Annual Report on Form 10-K for the year ended November 30, 2017. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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
In our Technology Solutions segment, we distribute more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and original equipment manufacturers, or OEM suppliers, to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications and security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers' workloads and data center environments.
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
From a geographic perspective, approximately 72% and 71% of our total revenue was from the United States during the three and six months ended May 31, 2018 and approximately 73% and 72%, respectively, during the three and six months ended May 31, 2017. The revenue attributable to countries is based on geographical locations from where products are delivered or from where customer service contracts are managed. Approximately 42% of our net property and equipment was located in the United States as of both May 31, 2018 and November 30, 2017. As of May 31, 2018, we had approximately 111,000 full-time and temporary employees worldwide.
On March 1, 2018, Dennis Polk became our President and Chief Executive Officer following the retirement of Kevin Murai.
Critical Accounting Policies and Estimates
During the six months ended May 31, 2018, we adopted certain new accounting guidance. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for fiscal year ended November 30, 2017 and Note 2 to the Consolidated Financial Statements.
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
Pending acquisition
On June 28, 2018, we announced a merger agreement (the "Merger Agreement") to acquire Convergys Corporation, an Ohio Corporation ("Convergys") in a 50% cash and 50% stock transaction for $26.50 per share of Convergys' common stock, or approximately $2.43 billion at the date of the announcement. Combined with Convergys’ net debt as of March 31, 2018, the total transaction value is approximately $2.74 billion. Each share of Convergys' common stock will be exchanged for $13.25 per share in cash and 0.1193 shares of SYNNEX common stock, subject to certain adjustments to be made at closing if the 20 day average trading price of our stock, three trading days prior to closing, has increased or decreased by more than 10% from a baseline price. Post-transaction, Convergys shareholders will own between approximately 20% and 22% of SYNNEX shares on a fully-diluted basis based on the number of SYNNEX shares outstanding. Either party can terminate the Merger Agreement if the other party’s stockholder approval is not obtained and collect a fee equal to $12.35 million. The acquisition is related to the Company's Concentrix segment and is expected to add scale, expand the Company's delivery footprint and strengthen the Company’s leadership position as a top global provider of customer engagement services.

In connection with the Merger agreement, the Company also obtained a commitment letter for a $3.57 billion senior secured bridge loan facility, subject to customary conditions, in order to finance a portion of the proposed acquisition, if necessary.
Completion of the acquisition is subject to approval by our stockholders and Convergys' shareholders, approval by the New York Stock Exchange of the listing of our stock to be issued as consideration, and other customary closing conditions, including, expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and other similar antitrust laws in Canada, the European Union and the Philippines. We expect the transaction to close by the end of calendar year 2018.
Fiscal 2017 acquisitions
On September 1, 2017, we acquired the North America and Latin America distribution businesses, or the Westcon-Comstor Americas business, of Datatec Limited ("Datatec"), for a purchase price of approximately $633.6 million. The purchase price was comprised of $602.7 million paid in cash, fair value of contingent consideration payable of $33.1 million and a refund of $2.3 million receivable from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions. During the six months ended May 31, 2018, the Company received $2.3 million from Datatec. Contingent consideration of up to $200.0 million is payable in cash if certain gross profit targets were achieved for the twelve-month period ended February 28, 2018. We are in the process of finalizing the amount of contingent consideration payable, if any.
On July 31, 2017, the Company acquired 100% of Tigerspike Pty Ltd (“Tigerspike”), a digital products company, specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68.5 million, including a holdback amount which was payable to the sellers upon the finalization of post-closing adjustments. During the six months ended May 31, 2018, the Company recorded certain immaterial measurement period adjustments to the fair value of assumed net tangible liabilities, decreasing goodwill by $0.6 million and the purchase price by $1.4 million, resulting in a final purchase price of $67.0 million, and paid the remaining holdback amount of $8.2 million to the sellers.
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Products revenue	90.22%	87.86%	89.61%	87.23%
Services revenue	9.78	12.14	10.39	12.77
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(85.25)	(82.96)	(84.65)	(82.42)
Cost of services revenue	(6.12)	(7.58)	(6.50)	(8.00)
Gross profit	8.63	9.46	8.85	9.58
Selling, general and administrative expenses	(6.14)	(6.28)	(6.37)	(6.54)
Operating income	2.49	3.18	2.48	3.04
Interest expense and finance charges, net	(0.33)	(0.22)	(0.36)	(0.22)
Other expense, net	(0.03)	(0.01)	(0.03)	(0.01)
Income before income taxes	2.13	2.95	2.09	2.81
Provision for income taxes	(0.25)	(1.09)	(0.85)	(1.00)
Net income	1.88%	1.86%	1.24%	1.81%
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2018, in billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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
Non-GAAP Financial Information:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
	(in thousands, except per share amounts)
Consolidated
Revenue	$4,972,583	$3,936,268	$9,524,953	$7,457,137
Foreign currency translation	(35,798)		(73,895)
Revenue in constant currency	$4,936,785	$3,936,268	$9,451,058	$7,457,137

Operating income	$123,938	$125,130	$235,870	$226,889
Acquisition-related and integration expenses	2,046	—	3,851	611
Amortization of intangibles	26,276	16,069	52,986	32,556
Non-GAAP operating income	$152,260	$141,199	$292,707	$260,056
Depreciation	22,596	19,413	44,520	38,873
Adjusted EBITDA	$174,856	$160,612	$337,227	$298,929

Operating margin	2.49%	3.18%	2.48%	3.04%
Non-GAAP operating margin	3.06%	3.59%	3.07%	3.49%

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
	(in thousands, except per share amounts)
Technology Solutions
Revenue	$4,486,408	$3,458,320	$8,535,227	$6,505,016
Foreign currency translation	(26,828)		(51,258)
Revenue in constant currency	$4,459,580	$3,458,320	$8,483,969	$6,505,016

Operating income	$96,254	$101,705	$178,523	$182,126
Acquisition-related and integration expenses	2,046	—	3,851	—
Amortization of intangibles	12,462	651	25,278	1,305
Non-GAAP operating income	$110,762	$102,356	$207,652	$183,431
Depreciation	5,010	3,402	9,844	6,878
Adjusted EBITDA	$115,772	$105,758	$217,496	$190,309

Concentrix
Revenue	$491,246	$481,679	$998,983	$959,843
Foreign currency translation	(8,970)		(22,637)
Revenue in constant currency	$482,276	$481,679	$976,346	$959,843

Operating income	$27,684	$23,425	$57,347	$44,741
Acquisition-related and integration expenses	—	—	—	611
Amortization of intangibles	13,814	15,418	27,708	31,251
Non-GAAP operating income	$41,498	$38,843	$85,055	$76,603
Depreciation	17,586	16,011	34,676	32,018
Adjusted EBITDA	$59,084	$54,854	$119,731	$108,621

Diluted EPS	$2.34	$1.83	$2.94	$3.37
Acquisition-related and integration expenses	(0.01)	—	0.03	0.02
Amortization of intangibles	0.66	0.40	1.32	0.81
Income taxes related to the above(1)	(0.18)	(0.15)	(0.38)	(0.29)
U.S. tax reform adjustment	(0.42)	—	0.61	—
Non-GAAP diluted EPS(2)	$2.38	$2.08	$4.52	$3.90
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

(2) The sum of the components of non-GAAP diluted EPS may not agree to totals, as presented, due to rounding.

Three and Six Months Ended May 31, 2018 and 2017
Revenue

	Three Months Ended			Six Months Ended
	May 31, 2018	May 31, 2017	Percent Change	May 31, 2018	May 31, 2017	Percent Change
	(in thousands)			(in thousands)
Revenue	$4,972,583	$3,936,268	26.3%	$9,524,953	$7,457,137	27.7%
Technology Solutions revenue	4,486,408	3,458,320	29.7%	8,535,227	6,505,016	31.2%
Concentrix revenue	491,246	481,679	2.0%	998,983	959,843	4.1%
Inter-segment elimination	(5,071)	(3,731)		(9,257)	(7,722)
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
Revenue in our Technology Solutions segment increased during the three and six months ended May 31, 2018 compared to the prior year periods, primarily due to the Westcon-Comstor Americas acquisition in September 2017 and broad-based strength in systems, peripherals, cloud-based solutions, and networking product sales in the United States. Revenue in our Technology Solutions segment during the three and six months ended May 31, 2018 also benefited from foreign currency translation, primarily from the strengthening of the Canadian Dollar and the Japanese Yen.
Revenue in our Concentrix segment increased during the three and six months ended May 31, 2018, compared to the prior year period primarily due to the Tigerspike acquisition in July 2017 and favorable foreign currency translation, primarily from a strengthening of the British Pound, the Euro, the Chinese Yuan and the Japanese Yen. This increase was partially offset by revenue erosion from expired contracts and a short-term project for an existing customer.
Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2018	May 31, 2017	Percent Change	May 31, 2018	May 31, 2017	Percent Change
	(in thousands)			(in thousands)
Gross profit	$429,094	$372,245	15.3%	$843,045	$714,028	18.1%
Gross margin	8.63%	9.46%		8.85%	9.58%
Technology Solutions gross profit	247,267	192,688	28.3%	471,990	358,831	31.5%
Technology Solutions gross margin	5.51%	5.57%		5.53%	5.52%
Concentrix gross profit	183,578	181,459	1.2%	374,483	359,145	4.3%
Concentrix gross margin	37.37%	37.67%		37.49%	37.42%
Inter-segment elimination	(1,751)	(1,902)		(3,428)	(3,948)
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

Gross profit in our Technology Solutions segment increased during the three and six months ended May 31, 2018, compared to the prior year periods, primarily due to the impact of the Westcon-Comstor Americas acquisition. Gross margin decreased marginally during the three month period primarily due to lower gross margins from our system design and integration solutions business, offset partially by the favorable impact of the Westcon-Comstor Americas gross margins. During the six months ended May 31, 2018, gross margin was consistent with the prior year period primarily due to the favorable impact of the Westcon-Comstor Americas gross margins, substantially offset by the lower gross margins from our system design and integration solutions business.
Gross profit in our Concentrix segment increased during the three and six months ended May 31, 2018, compared to the prior year periods, primarily due to the impact of the Tigerspike acquisition in July 2017, customer mix and net favorable foreign currency translation, partially offset by higher labor costs in North America. The net favorable foreign currency translation impact resulted from a strengthening of the British Pound and the Euro and a weakening of the Philippines Peso, partially offset by a strengthening of the Canadian dollar and Indian Rupee. We have large delivery service centers in India and the Philippines, and a strengthening in these currencies compared to the US Dollar, adversely impacts our costs and gross margin while a weakening favorably impacts our costs and gross margin. Excluding the impact of currency translation, gross margin decreased during the three and six months ended May 31, 2018, compared to the prior year periods, due to customer mix.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2018	May 31, 2017	Percent Change	May 31, 2018	May 31, 2017	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$305,156	$247,115	23.5%	$607,175	$487,139	24.6%
Percentage of revenue	6.14%	6.28%		6.37%	6.54%
Technology Solutions selling, general and administrative expenses	151,013	90,983	66.0%	293,467	176,705	66.1%
Percentage of revenue	3.37%	2.63%		3.44%	2.72%
Concentrix selling, general and administrative expenses	155,894	158,034	(1.4)%	317,136	314,404	0.9%
Percentage of revenue	31.73%	32.81%		31.75%	32.76%
Inter-segment elimination	(1,751)	(1,902)		(3,428)	(3,970)
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
The increase in our selling, general and administrative expenses during the three and six months ended May 31, 2018 as compared to the prior year periods was primarily due to the acquisition of the Westcon-Comstor Americas business in September 2017 in our Technology Solutions segment. The decrease in our selling, general and administrative expenses as a percentage of revenue as compared to the prior year periods is primarily due to the increase in the proportion of Technology Solutions selling, general and administrative expenses related to our total selling, general and administrative expenses due to the Westcon-Comstor Americas acquisition. As compared to our Concentrix segment, Technology Solutions is characterized by high sales volume and lower gross margin. Consequently, an increase in the relative proportion of Technology Solutions selling, general and administrative expenses, results in a decrease in such expenses as a percentage of revenue.
During the three and six months ended May 31, 2018, selling, general and administrative expenses in our Technology Solutions segment increased, in both dollars and as a percentage of revenue, compared to the prior year periods, primarily due to the Westcon-Comstor Americas acquisition in September 2017. In connection with the acquisition, we incurred approximately $2.0 million and $3.9 million in acquisition-related and integration expenses during the three and six months ended May 31, 2018 and the amortization of intangible assets was approximately $11.8 million and $24.0 million higher during the three and six months ended May 31, 2018 than the comparative prior year periods.
Selling, general and administrative expenses in the Concentrix segment decreased during the three months ended May 31, 2018, compared to the prior year period, due to operational efficiencies and $1.6 million lower amortization of intangible assets. This decrease was substantially offset by the impact of the Tigerspike acquisition in July 2017 and geographic expansion. During the six months ended May 31, 2018, selling, general and administrative expenses increased compared to the prior year period, primarily due to the Tigerspike acquisition, geographic expansion and the unfavorable impact of foreign currency translation, primarily from a strengthening of the British Pound, the Chinese Yuan, the Indian Rupee, and the Canadian Dollar. These increases were offset partially by a decrease in the amortization of intangible assets by $3.6 million, favorable impact of a weakening of the Philippines Peso and $0.6 million spent on acquisition-related and integration expenses in the prior year period.
Operating income

	Three Months Ended			Six Months Ended
	May 31, 2018	May 31, 2017	Percent Change	May 31, 2018	May 31, 2017	Percent Change
	(in thousands)			(in thousands)
Operating income	$123,938	$125,130	(1.0)%	$235,870	$226,889	4.0%
Operating margin	2.49%	3.18%		2.48%	3.04%
Technology Solutions operating income	96,254	101,705	(5.4)%	178,523	182,126	(2.0)%
Technology Solutions operating margin	2.15%	2.94%		2.09%	2.80%
Concentrix operating income	27,684	23,425	18.2%	57,347	44,741	28.2%
Concentrix operating margin	5.64%	4.86%		5.74%	4.66%
Inter-segment eliminations	—	—		—	22
Operating income and margin in our Technology Solutions segment decreased during the three and six months ended May 31, 2018, compared to the prior year periods, primarily due to a decrease in gross profit and increased investments in our systems design and integration solutions business. This decrease was partially offset by the impact of the Westcon-Comstor Americas acquisition in September 2017.
Operating income and margin in our Concentrix segment increased during the three and six months ended May 31, 2018, compared to the same periods in the prior year, primarily due to the increase in revenue and the resultant profit and lower selling, and general and administrative expenses as described earlier and the net favorable impact of currency translation, primarily from a weakening of the Philippines Peso and strengthening of the British Pound and the Euro. The favorable foreign currency impact was partially offset by a strengthening of the Canadian dollar and the Chinese Yuan. The six month ended May 31, 2018 was also adversely impacted by a relatively stronger Indian Rupee as compared to the prior year period.
Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2018	May 31, 2017	Percent Change	May 31, 2018	May 31, 2017	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$16,375	$8,962	82.7%	$33,826	$17,144	97.3%
Percentage of revenue	0.33%	0.22%		0.36%	0.22%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.

During the three and six months ended May 31, 2018, our interest expense and finance charges, net, increased compared to the prior year periods, primarily due to higher interest expense as a result of additional borrowings to fund the Westcon-Comstor Americas and Tigerspike acquisitions and support growth in our Technology Solutions segment. Our borrowings are primarily at variable rates and our interest expense has also increased with the increase in benchmark interest rates. The current period interest expense was benefitted by $2.6 million due to the de-designation of an interest rate swap associated with the planned termination of Westcon-Comstor Americas debt.
Other Expense, Net

	Three Months Ended			Six Months Ended
	May 31, 2018	May 31, 2017	Percent Change	May 31, 2018	May 31, 2017	Percent Change
	(in thousands)			(in thousands)
Other expense, net	$1,446	$206	601.9%	$2,624	$529	396.0%
Percentage of revenue	0.03%	0.01%		0.03%	0.01%
Amounts recorded as other expense, net include foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.
The increases in other expense, net, during the three and six months ended May 31, 2018, compared to the prior year periods were primarily due to higher foreign currency exchange losses. These losses were partially offset by a gain of $2.8 million recognized upon reclassification of a cost-method investment as trading during the three months ended May 31, 2018.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 31, 2018	May 31, 2017	Percent Change	May 31, 2018	May 31, 2017	Percent Change
	(in thousands)			(in thousands)
Provision for income taxes	$12,424	$42,814	(71.0)%	$81,293	$74,279	9.4%
Percentage of income before income taxes	11.71%	36.92%		40.76%	35.50%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate.
The Tax Cuts and Jobs Act of 2017 (“the TCJA”) provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. Due to the complexities involved in accounting for the TCJA, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118"), which allows a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. SAB 118 requires that a company include in its financial statements the reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate has been determined. Accordingly, we recorded a provisional net adjustment of $41.7 million related to the TCJA in the first quarter of fiscal year 2018. This adjustment included a $67.6 million transition tax expense for mandatory repatriation, partially offset by a $25.9 million tax benefit from the remeasurement of our net deferred tax balance to the new U.S. tax rate enacted under the TCJA. During the three months ended May 31, 2018, we updated our computation of the transition tax to $50.6 million and, accordingly, recorded a tax benefit of $17.0 million. The resultant net provisional adjustment related to the TCJA during the six months ended May 31, 2018 was $24.7 million. As discussed in Note 16 to the Consolidated Financial Statements, we have not yet completed our analysis of the full impact of the TCJA.
The decrease in the effective tax rate during the three months ended May 31, 2018, and increase during the six months ended May 31, 2018, compared to the respective prior year periods, is primarily due to the discrete impact of a tax benefit of $17.0 million and net tax charge of $24.7 million, respectively, related to the TCJA as described above. Excluding the impact of the adjustments related to the TCJA, our effective tax rates for the three and six months ended May 31, 2018 were 27.73% and

28.38%, respectively. The current period tax rates, compared to the prior year period, are lower primarily due to the impact of the lower tax rate under the TCJA.
Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		May 31, 2018	May 31, 2017
		(in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$4,972,583	$3,936,268
Accounts receivable, including receivable from related parties	(b)	2,712,711	1,787,437
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	50	42

Days inventory outstanding
Cost of revenue (products and services)	(d)	$4,543,489	$3,564,023
Inventories	(e)	2,129,779	2,112,590
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	43	55

Days payable outstanding
Cost of revenue (products and services)	(g)	$4,543,489	$3,564,023
Accounts payable, including payable to related parties	(h)	2,287,954	1,706,408
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	46	44

Cash conversion cycle		47	53
Cash Flows
Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 47 days and 53 days as of May 31, 2018 and May 31, 2017, respectively. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s purchases outstanding in accounts payable. The decrease, compared to the prior year period, was primarily a result of the Westcon-Comstor Americas acquisition, as well as working capital improvements throughout fiscal 2017 in our systems design and integration solutions business.
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

Net cash provided by operating activities was $62.7 million during the six months ended May 31, 2018, primarily due to net income of $118.1 million, a decrease in accounts receivable of $111.6 million, adjustments for non-cash items of $82.3 million, a net change in other assets and liabilities of $62.3 million and a decrease in inventories of $30.5 million. These cash inflows were partially offset by a decrease in accounts payable of $342.1 million. The decreases in accounts receivable, inventories and accounts payable were primarily due to lower revenue in Technology Solutions segment during the three months ended May 31, 2018 following a seasonally high fourth quarter of fiscal year 2017. The adjustments for non-cash items consist primarily of amortization and depreciation, stock-based compensation expense and the deferred tax benefit related to the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate due to the enactment of the TCJA.
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
Net cash used in investing activities during the six months ended May 31, 2018 was $50.5 million, primarily due to capital expenditures of $50.0 million, related substantially to our Concentrix segment. In addition, we made a final payment of $8.2 million for the acquisition of Tigerspike and received a refund of $2.3 million from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions related to our acquisition of Westcon-Comstor Americas.
Net cash used in investing activities during the six months ended May 31, 2017 was $40.1 million, primarily due to capital expenditures of $45.3 million, related substantially to growth in our Concentrix segment. This cash outflow was partially offset by $6.5 million of refund of excess consideration received related to the Minacs acquisition as a result of post-closing adjustments.
Net cash used in financing activities during the six months ended May 31, 2018 was $206.2 million, consisting primarily of $128.3 million of net repayments under our borrowing arrangements by utilizing the cash generated from operations during the fourth fiscal quarter of 2017 and a return of cash to stockholders in the form of $46.0 million of repurchases of common stock and $27.9 million of dividend payments.
Net cash provided by financing activities during the six months ended May 31, 2017 was $101.6 million, consisting primarily of $122.8 million of net proceeds from our borrowing arrangements to fund our working capital requirements. This cash inflow was partially offset by $19.9 million of dividend payments.
Capital Resources
Our cash and cash equivalents totaled $354.2 million and $550.7 million as of May 31, 2018 and November 30, 2017, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $264.3 million and $267.2 million as of May 31, 2018 and November 30, 2017, respectively. Repatriation of the cash held by our foreign subsidiaries would be subject to United States federal income taxes. Also, repatriation of some foreign balances is restricted by local laws. However, we have historically fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the applicable taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations and our existing sources of liquidity will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months in all geographies, including for the proposed acquisition of Convergys. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
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

On-Balance Sheet Arrangements
In the United States, we have an accounts receivable securitization program, or the U.S. AR Arrangement, to provide additional capital for our operations. The U.S. AR Arrangement expires in May 2020. One of our subsidiaries, which is the borrower under the U.S. AR Arrangement, can borrow up to a maximum of $850 million based upon eligible trade accounts receivable denominated in United States dollars. The U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150 million. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR shall not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum is payable on the adjusted commitment of the lenders. As of May 31, 2018 and November 30, 2017, $546.2 million and $288.4 million, respectively, was outstanding under the U.S. AR Arrangement.
Under the terms of the U.S. AR Arrangement, we and two of our United States subsidiaries sell, on a revolving basis, our receivables (other than certain specifically excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets.
SYNNEX Canada Limited, or SYNNEX Canada, has an accounts receivable securitization program with a bank to borrow up to CAD100.0 million, or $77.2 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature to allow requests to increase the bank's commitment by up to an additional CAD50.0 million, or $38.6 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. We will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD60.0 million, or $46.3 million, and when the unused portion exceeds CAD60.0 million, or $46.3 million, a fee of 0.40% on the first CAD25 million, or $19.3 million, of the unused portion and a fee of 0.55% per annum of the remaining unused commitment. As of May 31, 2018, there was no borrowings outstanding under this arrangement. As of November 30, 2017, borrowings outstanding under this arrangement were $19.4 million.
In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, we assumed a syndicated bank credit facility of some of the North American subsidiaries we acquired, comprising a $350.0 million commitment for a revolving credit facility, maturing in January 2021. In May 2018, as a result of its integration activities, we terminated this facility and obtained an increase in its U.S. AR Arrangement as indicated earlier.
Certain of our Westcon-Comstor Latin American subsidiaries have revolving credit facilities with financial institutions in their respective countries (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities are denominated in local currency of such countries or United States Dollars and aggregate to $77.6 million in revolving commitments. One of the Westcon-Comstor LATAM facilities, comprising $40.0 million in revolving commitments, matures in February 2020. The remaining Westcon-Comstor LATAM facilities, aggregating $37.6 million in revolving commitments, mature in one year or less. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 4.90% to 12.74%. As of May 31, 2018, there was no outstanding balance under the Westcon-Comstor LATAM facilities. As of November 30, 2017, the aggregate balance outstanding under the Westcon-Comstor LATAM facilities was $78.4 million. Subsequent to May 31, 2018, facilities aggregating $4.3 million in revolving commitments were terminated by the Company.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of ¥14.0 billion, or $128.7 million. The credit agreement is comprised of a ¥6.0 billion, or $55.1 million, term loan and a ¥8.0 billion, or $73.5 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. As of May 31, 2018 and November 30, 2017, the balances outstanding under the term loan component of the facility were $55.1 million and $53.3 million, respectively. Balances outstanding under the revolving credit facility were $34.0 million and $52.4 million, respectively, as of May 31, 2018 and

November 30, 2017. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.
Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under the credit facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of May 31, 2018, there were no borrowings outstanding under these facilities. As of November 30, 2017, borrowings outstanding under these credit facilities were $12.0 million.
In the United States, we have a senior secured credit agreement with a group of financial institutions (the "U.S. Credit Agreement"). The U.S. Credit Agreement, as amended from time to time, comprises of a $600.0 million commitment for a revolving credit facility and a $1,200.0 million term loan. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan available under the U.S. Credit Agreement by $400.0 million. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. Margin for LIBOR loans can range from 1.25% to 2.00% and for base rate loans can range from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. Base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” or (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above our applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets and are guaranteed by certain of our United States domestic subsidiaries. As of May 31, 2018 and November 30, 2017, balances outstanding under the term loan component of the U.S. Credit Agreement were $1,170.0 million and $1,200.0 million, respectively. There were no borrowings outstanding under the revolving credit facility as of either May 31, 2018 or November 30, 2017.
SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35.0 million, or 27.0 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of both May 31, 2018 and November 30, 2017, there were no borrowings outstanding under this credit facility.
We also maintain other local currency denominated lines of credit and accounts receivable factoring arrangements with financial institutions at certain locations outside the United States aggregating commitments of $31.1 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible inventory or accounts receivable. As of May 31, 2018 and November 30, 2017, borrowings outstanding under these facilities were $8.8 million and $15.2 million, respectively.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2018 exchange rates.
In connection with the acquisition of Convergys, we entered into a debt commitment letter (the “Commitment Letter”), dated as of June 28, 2018, with JPMorgan Chase Bank, N.A., Bank of America, N.A. (collectively, the “Initial Lenders”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which the Initial Lenders have committed to provide a 364-day senior secured term loan facility in an aggregate principal amount of up to $3.57 billion, subject to the satisfaction of certain customary closing conditions (the “Bridge Facility”). The Bridge Facility is available (i) to pay for a portion of the merger consideration, (ii) to directly or indirectly pay, repay, repurchase, or settle, as applicable, certain existing indebtedness of Convergys and its subsidiaries, (iii) to refinance in full all outstanding obligations under the U.S. Credit Agreement, should the existing lenders not permit the incurrence of debt in connection with the acquisition, and (iv) to pay the costs and expenses related to the merger with Convergys, the Bridge Facility and the transactions being entered into or otherwise contemplated in connection therewith.
If we are required to utilize the Bridge Facility, then depending on the use of proceeds described above for which the Bridge Facility may be utilized, amounts drawn thereunder will bear interest at an annual rate equal to LIBOR plus a margin which may initially range from 1.25% to 2.00%, depending on our’ consolidated leverage ratio, which margin will be increased by 0.25% for each 90 days that elapse after the closing of the Bridge Facility, up to a maximum range of 2.00% to 2.75%. In addition, up to the lesser of (i) the unfunded commitments under the Bridge Facility and (ii) $350.0 million are available to be drawn down during the 90 day period following the closing of the Bridge Facility to repurchase or settle convertible debentures of Convergys that are tendered for repurchase or converted in connection with the merger, and we will pay commitment fees on the undrawn amount of this commitment ranging from 0.15% to 0.25% based upon our consolidated leverage ratio.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At May 31, 2018 and November 30, 2017, we had a total of $35.3 million and $52.1 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2018, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans (already recorded on our Consolidated Balance Sheet), and operating lease arrangements. As of May 31, 2018, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. For more information on our future minimum rental obligations under noncancellable lease agreements as of May 31, 2018, see Note 17 to the Consolidated Financial Statements.
As discussed in Note 16 to the Consolidated Financial Statements, pursuant to the enactment of the TCJA, during the six months ended May 31, 2018, we recorded an estimated one-time transition tax of $50.6 million on mandatory repatriation. This repatriation tax is payable in installments over eight years.
Guarantees
We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through May 31, 2018 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of May 31, 2018 and November 30, 2017, accounts receivable subject to flooring arrangements were $94.7 million and $65.7 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of May 31, 2018 and November 30, 2017, MiTAC Holdings and its affiliates beneficially owned approximately 22% and 24%, respectively, of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2018
(in thousands)
MiTAC Holdings(1)	4,998
Synnex Technology International Corp.(2)	3,860
Total	8,858
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 364 thousand shares directly held by Mr. Matthew Miau and 216 thousand shares indirectly held by Mr. Matthew Miau through a charitable remainder trust.

(2)
Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.1% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
We purchased inventories from MiTAC Holdings and its affiliates totaling $49.9 million and $102.1 million, respectively, during the three and six months ended May 31, 2018, and totaling $66.1 million and $117.1 million, respectively, during the three and six months ended May 31, 2017. Our sales to MiTAC Holdings, and its affiliates totaled $0.5 million and $0.9 million, respectively, during the three and six months ended May 31, 2018, and totaled $0.3 million and $0.7 million, respectively, during the three and six months ended May 31, 2017. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $35,000 and $71,000, respectively, during the three and six months ended May 31, 2018, and $40,000 and $73,000, respectively, during the three and six months ended May 31, 2017.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the six months ended May 31, 2018 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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
Risks Related to the Proposed Acquisition of Convergys
After completion of the Merger, we may fail to realize the anticipated benefits of the Merger, which could adversely affect the value of our common stock.
The success of the transactions contemplated by the Merger Agreement, (collectively the “Merger”) will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of SYNNEX and Convergys. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Our ability to successfully combine the businesses of SYNNEX and Convergys;

•	whether the combined businesses will perform as expected;

•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition;

•	the assumption of known and unknown liabilities of Convergys.
If we are not able to successfully combine the businesses of SYNNEX and Convergys within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common shares may be adversely affected.
SYNNEX and Convergys have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key SYNNEX or Convergys employees, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the Merger so the combined business performs as expected include, among other things:

•	integrating the companies’ technologies, products and services;

•	identifying and eliminating redundant and underperforming operations and assets;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ corporate, administrative and information technology infrastructure;

•	managing the movement of certain businesses and positions to different locations;

•	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors;

•	consolidating offices of SYNNEX and Convergys that are currently in or near the same location.

In addition, at times, the attention of certain members of either or both company’s management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.
SYNNEX and Convergys may have difficulty attracting, motivating and retaining executives and other key employees in light of the Merger.
Uncertainty about the effect of the Merger on SYNNEX and Convergys employees may have an adverse effect on each of SYNNEX and Convergys separately and consequently the combined business. This uncertainty may impair SYNNEX’ and Convergys’s ability to attract, retain and motivate key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees of SYNNEX and Convergys may experience uncertainty about their future roles with the combined business. Furthermore, if key employees of SYNNEX or Convergys depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees, and our ability to realize the anticipated benefits of the Merger may be adversely affected.
In order to complete the Merger, SYNNEX and Convergys must obtain certain governmental authorizations, and if such authorizations are not granted, the Merger cannot be completed.
Completion of the Merger is conditioned upon the expiration or early termination of the waiting period relating to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and other similar antitrust laws in Canada, the European Community and the Philippines, as well as certain other applicable laws or regulations and the governmental authorizations required to complete the Merger (the “Required Governmental Authorizations”) having been obtained and being in full force and effect. Although SYNNEX and Convergys have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the Required Governmental Authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained, and if such authorizations aren’t obtained, the Merger will not be completed.
SYNNEX’ and Convergys’s business relationships may be subject to disruption due to uncertainty associated with the Merger.
Parties with which SYNNEX or Convergys do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us, Convergys or the combined business. SYNNEX’ and Convergys’s business relationships may be subject to disruption as customers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than SYNNEX, Convergys or the combined business. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the Merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Failure to complete the Merger could negatively impact the stock price and the future business and financial results of SYNNEX.
If the Merger is not completed for any reason, including as a result of the Convergys shareholders failing to adopt the Merger Agreement or SYNNEX stockholders failing to approve the issuance of the SYNNEX common stock in connection with the Merger, the ongoing business of SYNNEX may be adversely affected and, without realizing any of the benefits of having completed the Merger, SYNNEX would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock price, and from our customers, vendors and employees;

•	We may be required to pay Convergys a fee of $12.35 million if our stockholders fail to approve the issuance of SYNNEX stock in connection with the Merger;

•	We will be required to pay certain transaction expenses and other costs relating to the Merger, whether or not the Merger is completed;

•	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger; and

•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect SYNNEX’ businesses, financial condition, financial results and stock price.
We may be targets of securities class action and derivative lawsuits relating to the Merger, which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed. Currently, we are not aware of any securities class action lawsuits or derivative lawsuits being filed in connection with the Merger.
The proposed acquisition of Convergys and the incurrence of debt to fund the proposed acquisition of Convergys may impact our financial position and subject us to additional financial and operating restrictions.
As of May 31, 2018, we had $1.8 billion of total debt. We expect to incur a substantial amount of additional debt in connection with the proposed acquisition of Convergys. We expect that upon completion of the proposed acquisition of Convergys and the related financing transactions, our total debt will increase to approximately $3.2 billion. If we are unable to raise financing on acceptable terms, we may need to rely on our bridge loan facility, which may result in higher borrowing costs and a shorter maturity than those from other anticipated financing alternatives. In addition, if we are unable to obtain long term debt financing on the terms we anticipate, then such alternative long term debt financing may subject us to additional financial and operating covenants, which may limit our flexibility in responding to our business needs. The Company expects to obtain long term secured debt financing in lieu of all or a portion of the commitments provided under the Bridge Facility. However, there can be no assurance the Company will be able to obtain such permanent debt financing.
We will incur significant transaction and integration-related costs in connection with the Merger.
We expect to incur a number of non-recurring costs associated with the Merger and combining the operations of Convergys with our operations. We will incur significant transaction costs related to the Merger. We also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of Convergys into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2018 to March 31, 2018	—	$—	—	$299,845,981
April 1, 2018 to April 30, 2018	410,000	$101.68	410,000	$258,157,002
May 1, 2018 to May 31, 2018	40,000	$103.56	40,000	$254,014,735
	450,000	$101.85	450,000

In June 2017, we announced that our Board of Directors authorized a three-year $300,000,000 share repurchase program pursuant to which the company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2018, we had repurchased 451,400 shares of our common stock at an average price of $101.87 per share for an aggregate purchase price of $45,985,265 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $254,014,735 by June 2020. Additionally, prior to the completion of the proposed Convergys acquisition, our ability to repurchase shares of common stock may be limited.

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

The covenants of the Company's borrowings limit our ability to pay dividends, make other types of distributions and repurchase the Company's stock (see Note 10 to the Consolidated Financial Statements). We were in compliance with all material covenants as of May 31, 2018. Additionally, prior to the completion of the proposed Convergys acquisition, our ability to issue dividends outside our normal practice may be limited.

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1	Employment Agreement by and between SYNNEX and Kevin Murai dated as of March 1, 2018.

10.2
Ninth Amendment to Credit Agreement among SYNNEX Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender dated May 7, 2018.

10.3†
Eighth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of May 7, 2018, by and among SIT Funding Corporation, SYNNEX Corporation, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, LTD, as agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 11, 2018).

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

Date: July 6, 2018

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)