Form 10-Q
period 2018-08-31
SYNNEX CORP
filed 2018-10-09
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 05, 2018
Common Stock, $0.001 par value	51,161,022

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except for par value)
(unaudited)

	August 31, 2018	November 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$203,988	$550,688
Restricted cash	6,850	5,837
Short-term investments	3,321	5,475
Accounts receivable, net	2,951,011	2,846,371
Receivable from related parties	32	77
Inventories	2,040,103	2,162,626
Other current assets	199,892	168,704
Total current assets	5,405,197	5,739,778
Property and equipment, net	343,548	346,589
Goodwill	853,914	872,641
Intangible assets, net	497,013	583,051
Deferred tax assets	31,802	31,687
Other assets	126,828	124,780
Total assets	$7,258,302	$7,698,526
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$732,272	$805,471
Accounts payable	2,214,040	2,626,720
Payable to related parties	21,099	16,888
Accrued compensation and benefits	193,502	204,665
Other accrued liabilities	380,268	354,104
Income taxes payable	40,818	33,359
Total current liabilities	3,581,999	4,041,207
Long-term borrowings	1,090,654	1,136,089
Other long-term liabilities	170,414	124,008
Deferred tax liabilities	87,873	113,527
Total liabilities	4,930,940	5,414,831
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 41,193 and 41,092 shares issued as of August 31, 2018 and November 30, 2017, respectively	41	41
Additional paid-in capital	488,538	467,948
Treasury stock, 1,985 and 1,419 shares as of August 31, 2018 and November 30, 2017, respectively	(134,841)	(77,133)
Accumulated other comprehensive income (loss)	(126,721)	(61,919)
Retained earnings	2,100,345	1,954,758
Total stockholders’ equity	2,327,362	2,283,695
Total liabilities and equity	$7,258,302	$7,698,526
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Revenue:
Products	$4,419,097	$3,784,599	$12,954,255	$10,289,463
Services	487,513	492,087	1,477,308	1,444,360
Total revenue	4,906,610	4,276,686	14,431,562	11,733,823
Cost of revenue:
Products	(4,165,118)	(3,590,007)	(12,228,350)	(9,736,190)
Services	(308,322)	(311,735)	(926,998)	(908,661)
Gross profit	433,170	374,944	1,276,215	1,088,972
Selling, general and administrative expenses	(316,274)	(252,728)	(923,449)	(739,867)
Operating income	116,896	122,216	352,766	349,105
Interest expense and finance charges, net	(20,058)	(9,754)	(53,884)	(26,898)
Other income (expense), net	(872)	1,854	(3,497)	1,325
Income before income taxes	95,966	114,316	295,385	323,532
Provision for income taxes	(26,675)	(39,153)	(107,968)	(113,432)
Net income	$69,291	$75,163	$187,417	$210,100
Earnings per common share:
Basic	$1.75	$1.88	$4.70	$5.27
Diluted	$1.74	$1.87	$4.67	$5.24
Weighted-average common shares outstanding:
Basic	39,254	39,563	39,483	39,530
Diluted	39,475	39,748	39,730	39,722
Cash dividends declared per share	$0.35	$0.25	$1.05	$0.75

(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Net income	$69,291	$75,163	$187,417	$210,100
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for the three and nine months ended August 31, 2018 and 2017	(451)	220	(506)	710
Change in unrealized losses of defined benefit plans, net of taxes of $0 for the three and nine months ended August 31, 2018 and 2017	(224)	(45)	(224)	(58)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(275) and $(2,200) for the three and nine months ended August 31, 2018, respectively, and $438 and $311 for the three and nine months ended August 31, 2017, respectively	770	(701)	6,186	(501)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $(6) and $709 for the three and nine months ended August 31, 2018, respectively, and $(216) and $(439) for the three and nine months ended August 31, 2017, respectively	16	346	(1,724)	704
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	786	(355)	4,462	203
Foreign currency translation adjustments, net of taxes of $12 and $98 for the three and nine months ended August 31, 2018, respectively, and $(834) and $(895) for the three and nine months ended August 31, 2017, respectively	(36,567)	29,840	(68,534)	45,711
Other comprehensive income (loss)	(36,456)	29,660	(64,802)	46,566
Comprehensive income	$32,835	$104,823	$122,615	$256,666
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2018	August 31, 2017
Cash flows from operating activities:
Net income	$187,417	$210,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	146,214	108,302
Share-based compensation	16,516	12,412
Provision for doubtful accounts	6,434	7,299
Deferred income taxes	(27,785)	(746)
Unrealized foreign exchange losses (gains)	3,279	(2,731)
Others	(3,363)	(1,598)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable, including from related parties	(153,462)	(76,866)
Inventories	115,245	(484,650)
Accounts payable, including to related parties	(387,512)	76,463
Other assets and liabilities	56,632	71,846
Net cash used in operating activities	(40,385)	(80,169)
Cash flows from investing activities:
Purchases of investments	(58)	(8,487)
Proceeds from maturity of investments	5,680	6,230
Purchases of property and equipment	(75,473)	(72,130)
Acquisition of businesses, net of refunds	(5,922)	(51,309)
Others	1,342	1,538
Net cash used in investing activities	(74,431)	(124,158)
Cash flows from financing activities:
Proceeds from borrowings	6,930,712	5,371,963
Repayments of borrowings	(7,045,471)	(5,289,800)
Dividends paid	(41,832)	(29,852)
Increase (decrease) in book overdrafts	(4,711)	984
Repurchases of common stock	(55,985)	—
Proceeds from issuance of common stock	4,074	3,240
Repurchases of common stock for tax withholdings on equity awards	(1,722)	(3,922)
Lender fees for term loan drawn subsequent to period end	(7,963)	—
Others	(164)	2,466
Net cash (used in) provided by financing activities	(223,062)	55,079
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,802)	9,293
Net decrease in cash, cash equivalents and restricted cash	(345,680)	(139,955)
Cash, cash equivalents and restricted cash at beginning of period	556,742	387,167
Cash, cash equivalents and restricted cash at end of period	$211,062	$247,212
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$3,439	$1,598

(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2018 and for the three and nine months ended August 31, 2018 and 2017 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2017 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in Dollars.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company's significant accounting policies, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2017. Accounting pronouncements adopted during the nine months ended August 31, 2018 are discussed below.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2018, the Company had not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through August 31, 2018, such losses have been within management’s expectations.
One customer accounted for 16% and 17% of the Company's total revenue during the three and nine months ended August 31, 2018, respectively. During the three and nine months ended August 31, 2017, the same customer accounted for 22% and 20%, respectively, of the Company's total revenue. Products purchased from the Company’s largest OEM supplier, HP Inc.,

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

accounted for approximately 13% of total revenue during both the three and nine months ended August 31, 2018 and approximately 14% of total revenue during both the three and nine months ended August 31, 2017.
As of August 31, 2018 and November 30, 2017, one customer comprised 17% and 12%, respectively, of the total accounts receivable balance.
Inventories
Inventories are stated at the lower of cost and net realizable value. Cost is computed based on the weighted-average method. Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s systems design and integration business and completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Cash Flows to conform to current period presentation. These reclassifications had no effect on cash flows from operating, investing or financing activities as previously reported.
Recently adopted accounting pronouncement
In August 2018, the Financial Accounting Standard Board (the “FASB”) issued guidance clarifying the accounting for capitalizing implementation costs incurred by a customer in a cloud computing arrangement that is a service contract. Under the new guidance, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments also require the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company adopted this guidance prospectively in the third quarter of fiscal year 2018. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
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
Recently issued accounting pronouncements
In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.
In July 2018, the FASB issued guidance that makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of fiscal years beginning after December 15, 2017 and December 15, 2018.  The guidance applicable immediately did not have a material impact on the Company's Consolidated Financial Statements. The Company is evaluating the impact of guidance applicable in future periods.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
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
In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases. The most significant impact to the Company’s Consolidated Financial Statements relates to the recognition by a lessee of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight line expense while finance leases will result in a front-loaded expense pattern. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2020 using a modified retrospective approach and early adoption is permitted. In July 2018, the FASB issued amended guidance which provided additional transition methods and a lessor practical expedient for separating lease and non-lease components. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption and is currently evaluating the impact on its Consolidated Financial Statements upon the adoption of this new standard.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB amended this accounting standard and postponed the implementation date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application for fiscal years, and interim periods within those years, beginning after December 15, 2016 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2019. The guidance is expected to change some net versus gross classifications on certain Technology Solutions business contracts, specifically software renewals, software bundles, antivirus software and services, and fixed-term software licenses. However, the impact to consolidated revenue and net income is not expected to be material.  The company continues to identify the appropriate changes to its business processes, systems, and controls to support revenue recognition. The company is in the process of implementing the appropriate changes to its business processes, systems, and controls to support revenue recognition. Additionally, the Company is in the process of determining the transition method and evaluating the impact of the expanded disclosure requirements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 3—ACQUISITIONS:
Fiscal 2017 acquisitions
On September 1, 2017, the Company acquired the North America and Latin America distribution businesses of Datatec Limited, a public limited company incorporated in the Republic of South Africa (“Datatec”), through the purchase of 100% of the shares of its subsidiary, Westcon Group, Inc., a Delaware company (“Westcon-Comstor Americas”) for a purchase price of approximately $633,568. The purchase price was comprised of $602,739 paid in cash, fair value of contingent consideration payable of $33,098 and a refund of $2,269 receivable from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions. During the nine months ended August 31, 2018, the Company received $2,269 from Datatec and classified this amount in investing activities in the Consolidated Statements of Cash Flows. The Company also recorded measurement period adjustments of $961 to the fair value of acquired net assets with a corresponding reduction to goodwill. Up to August 31, 2018, acquisition-related and integration expenses, net of a benefit related to interest rate swaps, were $7,439, of which $2,498 and $3,715 were incurred during the three and nine months ended August 31, 2018, respectively. Acquisition-related and integration charges were recorded in “Selling, general and administrative expenses,” other than a benefit of $2,634, which was recorded in "Interest expense and other finance charges, net" due to the de-designation of an interest rate swap associated with the planned termination of a Westcon-Comstor Americas debt.
Under the terms of the acquisition agreement with Datatec, contingent consideration of up to $200,000 would be payable in cash if certain gross profit targets were achieved for the twelve-month period ended February 28, 2018. The Company and Datatec are in the process of finalizing the amount of contingent consideration payable. Any difference between the fair value of the contingent consideration recorded by the Company and the actual amount payable will be recorded in the "Consolidated Statement of Operations."
On July 31, 2017, the Company acquired 100% of Tigerspike Pty Ltd, a digital products company incorporated in Australia, specializing in strategy, experience design, development and systems integration, for a preliminary purchase price of $68,457, including a holdback amount which was payable to the sellers upon the finalization of post-closing adjustments. During the first quarter of fiscal year 2018, the Company recorded certain immaterial measurement period adjustments to the fair value of assumed net tangible liabilities, decreasing goodwill by $631 and the purchase price by $1,443, resulting in a final purchase price of $67,014, and paid the remaining holdback amount of $8,191 to the sellers.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2018 and 2017, and the grant-date fair value of those awards:

	Three Months Ended				Nine Months Ended
	August 31, 2018		August 31, 2017		August 31, 2018		August 31, 2017
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Stock options	—	$—	—	$—	38	$1,050	—	$—
Restricted stock awards	27	2,713	2	250	49	4,819	25	2,803
Restricted stock units	6	572	—	—	28	3,126	33	3,768
	33	$3,285	2	$250	115	$8,995	58	$6,571

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and nine months ended August 31, 2018 and 2017 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Total share-based compensation	$5,810	$4,125	$16,590	$12,501
Tax effect on share-based compensation	(1,615)	(1,411)	(4,727)	(4,388)
Effect on net income	$4,195	$2,714	$11,863	$8,113
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

	As of
	August 31, 2018	November 30, 2017
Cash and cash equivalents	$203,988	$550,688
Restricted cash	6,850	5,837
Restricted cash included in other assets	224	217
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$211,062	$556,742
Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, the issuance of bank guarantees and a government grant.

	As of
	August 31, 2018	November 30, 2017
Accounts receivable, net:
Accounts receivable	$3,022,870	$2,918,703
Less: Allowance for doubtful accounts	(18,620)	(19,193)
Less: Allowance for sales returns	(53,239)	(53,139)
	$2,951,011	$2,846,371

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	August 31, 2018	November 30, 2017
Property and equipment, net:
Land	$25,712	$25,922
Equipment, computers and software	330,252	306,665
Furniture and fixtures	66,340	60,892
Buildings, building improvements and leasehold improvements	276,578	270,649
Construction-in-progress	9,072	12,049
Total property and equipment, gross	707,954	676,177
Less: Accumulated depreciation	(364,406)	(329,588)
	$343,548	$346,589
Depreciation expense was $22,511 and $67,031 for the three and nine months ended August 31, 2018 and $20,185 and $59,058 for the three and nine months ended August 31, 2017.

Goodwill:
	Technology Solutions	Concentrix	Total
Balance as of November 30, 2017	$437,225	$435,416	$872,641
Additions/adjustments from acquisitions (See Note 3)	(961)	(631)	(1,592)
Foreign exchange translation	(5,060)	(12,075)	(17,135)
Balance as of August 31, 2018	$431,204	$422,710	$853,914

	As of August 31, 2018			As of November 30, 2017
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets:
Customer relationships and lists	$629,514	$(294,243)	$335,271	$619,431	$(236,282)	$383,149
Vendor lists	179,315	(49,884)	129,431	180,041	(39,016)	141,025
Technology	12,777	(6,481)	6,296	38,041	(6,519)	31,522
Other intangible assets	35,621	(9,606)	26,015	33,745	(6,390)	27,355
	$857,227	$(360,214)	$497,013	$871,258	$(288,207)	$583,051

Amortization expense was $26,197 and $79,183 for the three and nine months ended August 31, 2018 and $16,688 and $49,244 for the three and nine months ended August 31, 2017.
Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal Years Ending November 30,
2018 (remaining three months)	$27,057
2019	88,558
2020	80,867
2021	73,680
2022	63,509
thereafter	163,342
Total	$497,013

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized gains on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2017	$2,119	$(2,313)	$386	$(62,111)	$(61,919)
Other comprehensive gain (loss) before reclassification	(506)	(224)	6,186	(68,534)	(63,078)
Reclassification of gains from Other comprehensive income (loss)	—	—	(1,724)	—	(1,724)
Balance as of August 31, 2018	$1,613	$(2,537)	$4,848	$(130,645)	$(126,721)

Reclassification of gains and losses on cash flow hedges into earnings are recorded in "Interest expense and finance charges, net" in the Company's "Consolidated Statements of Operations."

NOTE 6—INVESTMENTS:
The carrying amount of the Company’s investments is shown in the table below:

	As of
	August 31, 2018				November 30, 2017
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Carrying Value	Adjusted Cost Basis	Unrealized Gains (Losses)	Carrying Value
Short-term investments:
Trading securities	$158	$3,163	—	$3,321	$—	$—	$—
Held-to-maturity investments	—	—	—	—	5,475	—	5,475

Long-term investments in "Other assets:"
Available-for-sale securities	$2,112	$1,949	$22	$4,039	$972	$2,404	$3,376
Held-to-maturity investments	4,898	—	—	4,898	5,189	(225)	5,189
Cost-method investments	33,608	—	—	33,608	33,817	—	33,817

Short-term trading securities consist of the Company's equity interest in a company obtained through a stock swap arrangement, whereby the Company's investment in the equity security of a private entity, classified as a long-term cost-method investment, was acquired by the investee's parent for equivalent shares of the parent company, for which the fair value is readily determinable. Short-term held-to-maturity investments consist primarily of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities consist of investments in other companies’ equity securities and foreign government bonds purchased pursuant to local regulations, maturing in fiscal year 2023. Long-term held-to-maturity investments consist primarily of term deposits with maturities not exceeding one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term cost-method investments consist of investments in equity securities of private entities.
Trading and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value (See Note 8). Available-for-sale securities in a continuous unrealized loss position for longer than 12 months are not material. For cost-method investments, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. The fair value of cost-method investments is based on

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

an internal valuation of the investees.
The following table summarizes the total gains recorded in “Other income (expense), net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investment:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Gains on trading securities	$339	$—	$3,163	$—
Cash flows from purchases and maturities of available-for-sale and held-to-maturity securities are classified as cash flows from investing activities and reported gross on a combined basis as these principally represent cash flows from held-to-maturity securities.

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk, interest rate risk, equity risk, commodity price changes and credit risk. The Company’s transactions in most of its foreign operations are primarily denominated in local currency. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity’s functional currency. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset a portion of the risk on expected future cash flows, on net investments in certain foreign subsidiaries and on certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.
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
The Company also uses interest rate swaps to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities up to September 2022. These swaps may be designated as cash flow hedges of the variability in interest payments due to changes in the contractually specified interest rates of the Company's debt. Gains and losses on cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized.
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
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes the fair value of the Company’s derivative instruments as of August 31, 2018 and November 30, 2017:

	Fair Value as of
Balance Sheet Line Item	August 31, 2018	November 30, 2017
Derivative instruments not designated as hedging instruments
Foreign exchange forward contracts
Other current assets	$6,877	$1,483
Other accrued liabilities	$1,317	$1,194
Other long-term liabilities	$—	$1,372
Interest rate swap
Other assets (notional value: $100,000)	$3,704	$—
Derivative instruments designated as cash flow hedges
Interest rate swaps
Other current assets	$935	$—
Other assets	$4,749	$3,484
Other accrued liabilities	$—	$389
Other long-term liabilities	$—	$1,996
The notional amounts of the foreign exchange forward contracts that were outstanding as of August 31, 2018 and November 30, 2017 were $427,988 and $248,069, respectively. The notional amounts represent the gross amounts of foreign currency, including the Brazilian Real, Indian Rupee, Chilean Peso, Canadian Dollar, Philippines Peso, British Pound, Euro, Colombian Peso, Chinese Yuan, and Mexican Peso, that will be bought or sold at maturity. The contracts mature in six months or less. In relation to its forward contracts not designated as hedging instruments, the Company recorded net losses of $8,469 and $2,794, respectively, during the three and nine months ended August 31, 2018 and net losses of $1,581 and $3,780, respectively, during the three and nine months ended August 31, 2017, in “Other income (expense), net.”
As of August 31, 2018 and November 30, 2017, the Company had interest rate swaps designated as cash flow hedges, with aggregate notional amounts of $500,000 and $600,000, respectively. The swaps have maturities up to September 2022. During the three and nine months ended August 31, 2018, the Company recorded gains before taxes of $1,067 and $8,524, respectively, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. During the three and nine months ended August 31, 2017, the Company recorded losses before taxes of $577 and gains before taxes of $331, respectively, in “Other comprehensive income (loss)” related to changes in the fair value of its derivative instruments designated as cash flow hedging instruments. During the nine months ended August 31, 2018, the Company de-designated a swap with a notional value of $100,000 and reclassified deferred gains before taxes of $2,634 into “Interest expense and finance charges, net.” Existing gains in "Accumulated other comprehensive income (loss)" that are expected to be reclassified into earnings in the normal course of business within the next twelve months are not material.
The net effect on earnings of the interest rate swaps are presented in "Interest expense and finance charges, net." The net earnings effect before taxes is shown in the following table at settlement values:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Gains (losses) reclassified from "Accumulated other comprehensive income (loss)" into income	(22)	(562)	2,433	(1,143)
Total "Interest expense and finance charges, net"	(20,058)	(9,754)	(53,884)	(26,898)
In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $1,358 each as of August 31, 2018 and $1,352 each as of November 30, 2017.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2018				As of November 30, 2017
	Total	Fair value measurement category			Total	Fair value measurement category
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$77,445	$77,445	$—	$—	$157,935	$157,935	$—	$—
Trading securities	3,321	3,321	—	—	—	—	—	—
Available-for-sale securities	4,039	4,039	—	—	3,376	3,376	—	—
Forward foreign currency exchange contracts	6,877	—	6,877	—	1,483	—	1,483	—
Interest rate swaps	9,388	—	9,388	—	3,484	—	3,484	—
Liabilities:
Forward foreign currency exchange contracts	$1,317	$—	$1,317	$—	$2,566	$—	$2,566	$—
Interest rate swaps	—	—	—	—	2,385	—	2,385	—
Contingent consideration payable	33,098	—	—	33,098	33,098	—	—	33,098

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in trading and available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contract and interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including the London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2018 and November 30, 2017.
Contingent consideration payable represents acquisition-related future potential earn-out payments. The fair value of the contingent consideration liability was based on a probabilistic analysis using an option pricing model as implemented via a Monte Carlo simulation. The model considered an expected case forecast for the remainder of the earn-out period, estimated

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

volatility around the forecast, a measure of systematic risk as captured by a market price of risk adjustment, and a discount rate including non-performance risk. There was no change in fair value during the nine months ended August 31, 2018.
The carrying values of held-to-maturity securities with maturities less than one year, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.
During the nine months ended August 31, 2018, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:
The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of our trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of August 31, 2018 and November 30, 2017, accounts receivable sold to and held by the financial institution under this program were $32,497 and $49,826, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and nine months ended August 31, 2018 and 2017, discount fees were not material to the Company's results of operations.
SYNNEX Infotec, the Company's Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of August 31, 2018 and November 30, 2017 were $2,641 and $2,306, respectively.
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
The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Net sales financed	$385,277	$313,058	$1,105,481	$869,478
Flooring fees(1)	3,376	2,126	7,581	5,887
____________________________________

(1)	Flooring fees are included within “Interest expense and finance charges, net.”
As of August 31, 2018 and November 30, 2017, accounts receivable subject to flooring agreements were $84,946 and $65,684, respectively.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2018	November 30, 2017
SYNNEX United States accounts receivable securitization arrangement	$527,700	$288,400
SYNNEX Canada accounts receivable securitization arrangement	25,307	19,389
Westcon-Comstor North America revolving line of credit facility	—	220,241
Westcon-Comstor Latin America revolving lines of credit facilities	—	78,407
SYNNEX Japan credit facility - revolving line of credit component	32,424	52,426
Concentrix India revolving lines of credit facilities	—	12,000
SYNNEX United States credit agreement - revolving line of credit component	24,700	—
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX Japan credit facility - term loan component	54,039	53,314
Other borrowings	8,103	21,294
Borrowings, current	$732,272	$805,471

SYNNEX United States credit agreement - term loan component	$1,095,000	$1,140,000
Other term debt	565	569
Long-term borrowings, before unamortized debt discount and issuance costs	1,095,565	1,140,569
Less: unamortized debt discount and issuance costs	(4,911)	(4,480)
Long-term borrowings	$1,090,654	$1,136,089
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
SYNNEX Canada accounts receivable securitization arrangement
In May 2017, SYNNEX Canada Limited (“SYNNEX Canada”) entered into an accounts receivable securitization program with a bank to borrow up to CAD65,000, or $49,847, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program included an accordion feature to allow a request to increase the bank's commitment by an additional CAD25,000, or $19,172. In May 2018, the agreement was amended to increase the bank's purchase commitment to CAD100,000, or $76,687. The accordion feature was amended to allow requests to increase the bank's commitment by up to an additional CAD50,000, or $38,344. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. It will pay a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $46,012, and when the unused portion exceeds CAD60,000, or $46,012, a fee of 0.40% on the first CAD25,000, or $19,172, of the unused portion and a fee of 0.55% per annum of the remaining unused commitment.
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
Westcon-Comstor Latin America revolving lines of credit facilities
In connection with the acquisition of Westcon-Comstor Americas effective September 1, 2017, the Company also assumed credit facilities of some of the Central and South American subsidiaries the Company acquired (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities maintained with financial institutions in the respective countries are denominated in local currency of such countries or United States Dollars and aggregate to $70,663 in revolving commitments, after termination of certain facilities by the Company during fiscal year 2018. One of the Westcon-Comstor LATAM facilities comprising $40,000 in revolving commitments matures in February 2020. The remaining Westcon-Comstor LATAM facilities aggregating $30,663 in revolving commitments mature in one year or less. The Company guarantees the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 4.90% to 12.74%.
SYNNEX Japan credit facility
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of ¥14,000,000, or $126,092. The credit facility is comprised of a ¥6,000,000, or $54,039, term loan and a ¥8,000,000, or $72,053, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.
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
SYNNEX United States credit agreement
In the United States, the Company has a senior secured credit agreement (the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement, as amended from time to time, includes a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500,000, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15,000, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries.
SYNNEX United States term loan credit agreement
In order to fund the Convergys acquisition (See Note 18), the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, the Company entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provides for the extension of one or more term loans in an aggregate principal amount not to exceed $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. In connection with the closing of the Convergys acquisition on October 5, 2018, an initial term loan in the amount of $1,450,000 was drawn. Subject to customary conditions, the Company may borrow up to five additional term loans over the 90 day period following the closing of the Convergys acquisition in an amount not to exceed $350,000. The proceeds of any loan made after the initial funding date must be used initially to repurchase or settle Convergys' outstanding convertible debentures tendered in connection with the acquisition-related mergers until all such convertible debentures have been repurchased or settled, with the remaining balance available for working capital and other corporate purposes. The outstanding principal amount of the term loans is payable in quarterly installments in an amount equal to 1.25% commencing on the last day of the second full fiscal quarter after the initial funding date, with the unpaid balance due in full on the maturity date. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. The term loan commitment fee ranges from 0.15% to 0.25% per annum. The margins above our applicable interest rates and the term loan commitment fee are based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.
On June 28, 2018, the Company had entered into a debt commitment letter (the “Debt Commitment Letter”), with certain financial institutions, to provide a 364-day senior secured term loan facility in an aggregate principal amount of up to $3,570,000 to fund the Convergys acquisition, refinance the U.S. Credit Agreement should the lenders thereunder not have permitted the incurrence of debt in connection with the acquisition, and to pay the costs and expenses related to the acquisition. The Debt Commitment Letter was terminated in August 2018 upon entering into the U.S. Term Loan Credit Agreement and obtaining an amendment from the lenders under the U.S. Credit Agreement to permit the U.S. Term Loan Credit Agreement.
SYNNEX Canada revolving line of credit
In May 2017, SYNNEX Canada entered into an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35,000, or $26,840. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both August 31, 2018, and November 30, 2017, there were no borrowings outstanding under this credit facility.
Other borrowings and other term debt
Other borrowings include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, building mortgages and book overdrafts. As of August 31, 2018, commitments for revolving credit aggregated $30,549. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by eligible inventory or accounts receivable.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2018 exchange rates.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Future principal payments
As of August 31, 2018, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2018 (remaining three months)	$687,272
2019	60,231
2020	60,224
2021	60,110
2022	960,000
$1,827,837
As noted above, as a result of the consummation of the Convergys acquisition, future principal payments will increase as a result of the incurrence of debt under the U.S. Term Loan Credit Agreement.
Interest expense and finance charges
The total interest expense and finance charges for the Company's borrowings were $21,338 and $48,978, respectively, for the three and nine months ended August 31, 2018, and $10,224 and $28,186, respectively, for the three and nine months ended August 31, 2017. The variable interest rates ranged between 0.58% and 11.38% during the three months ended August 31, 2018, and between 0.58% and 12.74% during the nine months ended August 31, 2018. The variable interest rates ranged between 0.71% and 4.50% during the three months ended August 31, 2017, and 0.58% and 4.50% during the nine months ended August 31, 2017.
Subsequent to August 31, 2018, the Company entered into interest rate swaps with an aggregate notional amount of $1,400,000 to economically convert a portion of its variable-rate debt to fixed-rate debt.
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2018, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 11—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Basic earnings per common share:
Net income	$69,291	$75,163	$187,417	$210,100
Less: net income allocated to participating securities(1)	(668)	(689)	(1,750)	(1,951)
Net income attributable to common stockholders	$68,623	$74,474	$185,668	$208,149
Weighted-average number of common shares - basic	39,254	39,563	39,483	39,530
Basic earnings per common share	$1.75	$1.88	$4.70	$5.27

Diluted earnings per common share:
Net income	$69,291	$75,163	$187,417	$210,100
Less: net income allocated to participating securities(1)	(665)	(686)	(1,741)	(1,943)
Net income attributable to common stockholders	$68,626	$74,477	$185,676	$208,157
Weighted-average number of common shares - basic	39,254	39,563	39,483	39,530
Effect of dilutive securities:
Stock options and restricted stock units	221	185	247	192
Weighted-average number of common shares - diluted	39,475	39,748	39,730	39,722
Diluted earnings per common share	$1.74	$1.87	$4.67	$5.24

Anti-dilutive shares excluded from diluted earnings per share calculation	89	9	61	12
_____________________________________
(1) Restricted stock awards granted to employees by the Company are considered participating securities.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the three and nine months ended August 31, 2018 and 2017 and as of August 31, 2018 and November 31, 2017 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2018
Revenue	$4,419,109	$491,882	$(4,382)	$4,906,610
External revenue	4,419,097	487,513		4,906,610
Operating income	104,828	12,068	—	116,896
Three months ended August 31, 2017
Revenue	3,784,678	495,974	(3,966)	4,276,686
External revenue	3,784,599	492,087		4,276,686
Operating income	99,968	22,248	—	122,216
Nine months ended August 31, 2018
Revenue	$12,954,337	$1,490,865	$(13,639)	$14,431,562
External revenue	12,954,255	1,477,308		14,431,562
Operating income	283,351	69,415	—	352,766
Nine months ended August 31, 2017
Revenue	10,289,694	1,455,817	(11,688)	11,733,823
External revenue	10,289,463	1,444,360		11,733,823
Operating income	282,094	66,989	22	349,105
Total assets as of August 31, 2018	$6,678,960	$1,550,352	$(971,009)	$7,258,302
Total assets as of November 30, 2017	$7,124,884	$1,677,728	$(1,104,086)	$7,698,526
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

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Revenue:
United States	$3,627,193	$3,188,407	$10,411,668	$8,563,766
Canada	428,789	410,916	1,312,986	1,187,843
Others	850,628	677,363	2,706,908	1,982,214
Total	$4,906,610	$4,276,686	$14,431,562	11,733,823

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	As of
	August 31, 2018	November 30, 2017
Property and equipment, net:
United States	$141,805	$144,015
India	32,770	37,490
Others	168,973	165,084
Total	$343,548	$346,589
During the three and nine months ended August 31, 2018 and 2017, no other country represented more than 10% of total revenue. As of August 31, 2018 and November 30, 2017, no other country represented more than 10% of total net property and equipment.

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of August 31, 2018 and November 30, 2017, MiTAC Holdings and its affiliates beneficially owned approximately 22% and 24%, respectively, of the Company’s outstanding common stock. Mr. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 22% of the Company’s outstanding common stock as of August 31, 2018. These shares are owned by the following entities:

As of August 31, 2018
MiTAC Holdings(1)	4,998
Synnex Technology International Corp.(2)	3,860
Total	8,858
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 364 shares directly held by Mr. Matthew Miau and 216 shares indirectly held by Mr. Mathew Miau through a charitable remainder trust.

(2)
Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.3% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Purchases of inventories	$62,722	$66,298	$164,789	$183,390
Sale of products to MiTAC Holdings and affiliates	1,430	237	2,291	972
Reimbursements received for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates	—	36	71	109

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides government-mandated postemployment defined benefit plans to eligible employees in certain foreign subsidiaries. During the three and nine months ended August 31, 2018, net pension costs were $1,473 and $4,268, respectively, and the Company's contributions were $766 and $2,881, respectively. During the three and nine months ended August 31, 2017, net pension costs were $1,456 and $5,000, respectively, and the Company's contributions were $1,321 and $2,599, respectively. As of August 31, 2018 and November 30, 2017, these plans were unfunded by $17,661 and $17,214, respectively.
The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three and nine months ended August 31, 2018, the Company contributed $10,574 and $29,939, respectively, to defined contribution plans. During the three and nine months ended August 31, 2017, the Company contributed $8,062 and $24,611, respectively, to defined contribution plans.
The Company has deferred compensation plans for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of August 31, 2018 and November 30, 2017, the deferred compensation liability balance was $7,342 and $6,800, respectively.

NOTE 15—EQUITY:
Share repurchase program
In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During the three and nine months ended August 31, 2018, the Company repurchased shares aggregating 102 and 553, respectively, for a total cost of $10,000 and $55,985, respectively. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.
Dividends
On September 25, 2018, the Company announced a cash dividend of $0.35 per share payable on October 26, 2018 to stockholders of record as of October 12, 2018. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

Changes in equity
A reconciliation of the changes in equity for the nine months ended August 31, 2018 and 2017 is presented below:

	Nine Months Ended August 31, 2018			Nine Months Ended August 31, 2017
	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity	Attributable to SYNNEX Corporation	Attributable to Noncontrolling interest	Total Equity
Beginning balance:	$2,283,695	$—	$2,283,695	$1,975,776	$22	$1,975,798
Issuance of common stock on exercise of options	1,432	—	1,432	1,053	—	1,053
Issuance of common stock for employee stock purchase plan	2,642	—	2,642	2,187	—	2,187
Tax benefit from employee stock plans	—	—	—	2,466	—	2,466
Taxes paid for the settlement of equity awards	(1,722)	—	(1,722)	(3,922)	—	(3,922)
Share-based compensation	16,517	—	16,517	12,412	—	12,412
Changes in ownership of noncontrolling interest	—	—	—	85	(22)	63
Repurchases of common stock	(55,985)	—	(55,985)	—	—	—
Dividends declared	(41,832)	—	(41,832)	(29,852)	—	(29,852)
Comprehensive income:
Net income	187,417	—	187,417	210,100	—	210,100
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	(506)	—	(506)	710	—	710
Change in unrealized losses in defined benefit plans, net of taxes	(224)	—	(224)	(58)	—	(58)
Unrealized gains on cash flow hedges, net of taxes	4,462	—	4,462	203	—	203
Foreign currency translation adjustments, net of taxes	(68,534)	—	(68,534)	45,711	—	45,711
Total other comprehensive income (loss)	(64,802)	—	(64,802)	46,566	—	46,566
Total comprehensive income	122,615	—	122,615	256,666	—	256,666
Ending balance:	$2,327,362	$—	$2,327,362	$2,216,871	$—	$2,216,871

NOTE 16—TAXES:
Income taxes, comprising current and deferred tax expense resulting from income earned in domestic and foreign jurisdictions, have been included on the basis of an estimated annual effective tax rate. On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. The TCJA significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. Due to the complexities involved in accounting for the TCJA, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118"), which allows a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. SAB 118 requires that

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

the Company include in its financial statements the reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate has been determined. Accordingly, during the nine months ended August 31, 2018, the Company recorded a provisional adjustment of $50,623, for the transition tax expense for the mandatory repatriation and a $25,923 tax benefit from the remeasurement of the net deferred taxes due to the new U.S. tax rate. These estimates may be impacted by new guidance issued by regulators, additional information obtained related to earnings and profits in foreign jurisdictions and the impact of our financial position as of the measurement date of November 30, 2018. Excluding the impact of the adjustments related to the TCJA, the Company's effective tax rate during the nine months ended August 31, 2018 was 28.2%. The repatriation tax is payable in installments over eight years.
NOTE 17—COMMITMENTS AND CONTINGENCIES:
The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2028. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of August 31, 2018 were as follows:

Fiscal Years Ending November 30,
2018 (remaining three months)	$24,265
2019	87,764
2020	71,053
2021	48,403
2022	38,818
Thereafter	68,147
Total minimum lease payments	$338,450
During the three and nine months ended August 31, 2018, rent expense was $26,943 and $88,258, respectively. During the three and nine months ended August 31, 2017, rent expense was $28,504 and $85,237, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.
The Company was contingently liable as of August 31, 2018 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9—Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2018 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company is currently not involved in any such proceedings that are material to the Company.
Additionally, see Note 18 for litigation related to the Convergys acquisition.
Guarantees
In December 2009, the Company, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35,035 in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company's results of operations, financial position or cash flows.

NOTE 18—SUBSEQUENT EVENT:

On October 5, 2018, the Company acquired 100% of Convergys Corporation, an Ohio Corporation ("Convergys”), a customer experience outsourcing company, in accordance with a merger agreement dated June 28, 2018. The acquisition is related to the Company's Concentrix segment and is expected to add scale, diversify revenue base, expand the Company's service delivery footprint and strengthen the Company’s leadership position as a top global provider of customer engagement services. For its fiscal year ended December 31, 2017, Convergys generated approximately $2,792,100 in revenue and approximately $121,400 of net income.
At the completion of the acquisition, each outstanding Convergys common share converted into the right to receive $13.25 in cash and 0.1263 shares of common stock of the Company (“SYNNEX Stock”), plus cash in lieu of any fractional shares of SYNNEX Stock, without interest. The Company paid $1,207,868 in cash and issued 11,511 shares of SYNNEX Stock valued at approximately $1,017,329. In addition, the Company paid $195,421 to repay certain outstanding borrowings of Convergys. As indicated in Note 10, the Company made an initial draw on its U.S. Term Loan Credit Agreement to fund the above payments. In addition, each Convergys outstanding employee equity award will be settled in cash at $24.76 less any applicable exercise price and without interest, in accordance with specified vesting terms. The Company is in the process of determining the value of the equity awards related to pre- and post-combination service period. The portion relating to the pre-combination service period will be allocated to the purchase price and the remainder of the value will be expensed over the remaining service periods on a straight-line basis.
At the completion of the acquisition, Convergys had $125,000 in aggregate principal amount of convertible debentures outstanding. Under the terms of the indenture dated October 13, 2009 and a supplemental indenture dated October 5, 2018, with U.S. Bank National Association, as the trustee, the convertible debentures are convertible at the option of the holders, in certain circumstances, including upon a fundamental change. The acquisition constitutes a fundamental change under the indenture. As a result, holders of the convertible debentures will be permitted, for a specified period, to (i) convert their convertible debentures at a conversion rate determined in accordance with the existing indenture, (ii) tender their convertible debentures for repurchase at a price equal to the principal amount plus accrued but unpaid interest, or to (iii) continue holding their convertible debentures. In case the debenture holders elect the conversion option, the principal amount of the convertible debentures is to be paid in cash. Any amount in excess of the principal amount of the convertible debentures would be convertible, at the election of a subsidiary of the Company, as successor to Convergys, into either all cash or a combination of cash and shares of SYNNEX stock. The Company, based on it's October 5, 2018 closing stock price, estimates the conversion amount of the convertible debentures together with any accrued and unpaid interest to be approximately $285,000. Based on the Company's October 5, 2018 closing stock price, up to approximately 800 shares of common stock may be issuable, at the Company's option, to settle the value of the conversion amount that is eligible to be settled in SYNNEX stock. The conversion value and number of shares issuable are based in part on the value of SYNNEX stock over a prescribed period prior to the date of conversion.
Given the short period of time from the close of the acquisition to the filing of this Form 10-Q, the Company is in the process of compiling the initial accounting for the Convergys combination including the determination of the fair values of tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income and non-income based taxes, residual goodwill and the amount of goodwill that will be deductible for tax purposes.
On September 10, 2018, two lawsuits were brought by and/or on behalf of Convergys shareholders against Convergys (the “Actions”). The first action, a putative class action and derivative lawsuit (captioned Franchi v. Ayers, et al., Case No. A 1804876) (the “Franchi Action”), was filed in the Ohio Court of Common Pleas, Hamilton County against Convergys, individual members of Convergys’ board of directors, SYNNEX, Merger Sub I and Merger Sub II, alleging breach of fiduciary duty in connection with the Mergers. The complaint filed in the Franchi Action alleges that the individual defendants breached their fiduciary duties by (i) conducting an unfair sales process that was not designed to maximize shareholder value and (ii) failing to disclose to shareholders all material information necessary to make an informed vote on the Mergers. The Franchi Action seeks, among other things, orders (i) enjoining the defendants from proceeding with or consummating the Mergers, (ii) rescinding the Mergers if consummated or, alternatively, awarding unspecified rescissory damages, (iii) directing the defendants to account for all damages suffered as a result of their wrongdoing, and (iv) awarding plaintiff’s costs and attorneys’

SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)
For the three and nine months ended August 31, 2018 and 2017
(currency and share amounts in thousands, except per share amounts)
(unaudited)

and expert fees. On September 25, 2018, the lawyers for plaintiff in the Franchi Action stated that the additional disclosures made by Convergys are sufficient to moot plaintiff’s claims.
The second action, a putative class action lawsuit (captioned Zalvin v. Ayers, et al., Case No. A 1804888) (the “Zalvin Action”), was filed in the Ohio Court of Common Pleas, Hamilton County against Convergys and individual members of Convergys’ board of directors, alleging breach of fiduciary duty in connection with the Mergers. The complaint filed in the Zalvin Action alleges that the individual defendants breached their fiduciary duties by (i) conducting an unfair sales process that was not designed to maximize shareholder value and (ii) failing to disclose to shareholders all material information necessary to make an informed vote on the Mergers. The Zalvin Action seeks, among other things, orders (i) declaring that the Mergers were agreed to in breach of the defendants’ fiduciary duties or that the defendants aided and abetted such breaches, (ii) declaring that the defendants breached their duty of a full and fair disclosure, (iii) enjoining the defendants from proceeding with or consummating the Mergers until the requested disclosures are made, (iv) awarding plaintiffs compensatory damages, and (v) awarding plaintiff’s costs and attorneys’ and expert fees. On September 20, 2018, plaintiff filed a motion for a preliminary injunction, which was denied by the Ohio Court on September 26, 2018.
The defendants believe that these Actions are without merit, and intend to vigorously defend the Actions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.
When used in this Quarterly Report on Form 10-Q, or this "Report", the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, impact of MiTAC Holdings Corporation's, or MiTAC Holdings', ownership interest in us, our revenue and operating results, our gross margins, our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including our acquisition of Convergys and the impact thereof, the calculation of contingent consideration for the Westcon-Comstor Americas acquisition, our goodwill and seasonality, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our tax rates and the impact of the Tax Cuts and Jobs Act, our share repurchase and dividend program, and statements regarding our securitization programs, revolving credit lines and our investments in working capital, personnel and our succession planning, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained herein under Item 1A, if any, and in our Annual Report on Form 10-K for the year ended November 30, 2017. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a Fortune 200 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer engagement to a broad range of enterprises. We provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics, or CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of strategic solutions and end-to-end business services focused on customer engagement, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.
Our Technology Solutions segment distributes more than 30,000 technology products (as measured by active SKUs) from more than 300 IT, CE and original equipment manufacturers, or OEM suppliers, to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications and security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers' workloads and data center environments.
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
Our Concentrix segment provides a comprehensive range of strategic services and solutions to enhance our clients' customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums in more than 40 languages. Our portfolio of solutions and services support our clients and their customers globally.
From a geographic perspective, approximately 74% and 72% of our total revenue was from the United States during the three and nine months ended August 31, 2018 and approximately 75% and 73%, respectively, during the three and nine months ended August 31, 2017. The revenue attributable to countries is based on geographical locations from where products are delivered or from where customer service contracts are managed. Approximately 41% and 42% of our net property and equipment was located in the United States as of August 31, 2018 and November 30, 2017, respectively. As of August 31, 2018, we had approximately 118,000 full-time and temporary employees worldwide.
Critical Accounting Policies and Estimates
During the nine months ended August 31, 2018, we adopted certain new accounting guidance. For more information on all of our critical accounting policies, please see the discussion in our Annual Report on Form 10-K for fiscal year ended November 30, 2017 and Note 2 to the Consolidated Financial Statements.
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
Convergys acquisition
On October 5, 2018, we completed our acquisition of Convergys Corporation, ("Convergys"), a customer experience outsourcing company. The acquisition is related to the Concentrix segment and is expected to add scale, diversify revenue base, expand our service delivery footprint and strengthen Concentrix' leadership position as a top global provider of customer engagement services. In connection with the acquisition, we paid Convergys shareholders an aggregate of $1.21 billion in cash and issued 11.5 million shares of our stock valued at approximately $1.02 billion. In addition, the Company paid $195.4 million to repay certain outstanding borrowings of Convergys. Further, each Convergys outstanding employee equity award will be settled in cash at $24.76 less any applicable exercise price and without interest. In addition, Convergys' outstanding convertible debentures aggregating $125.0 million in principal, are eligible for conversion at the option of the debenture holders at an estimated value as of October 5, 2018 of approximately $285.0 million. Upon exercise of the conversion option, any amount in excess of the principal may be settled, at our option, in cash or a combination of cash and stock. Based on our October 5, 2018 closing stock price, up to approximately 0.8 million shares of our common stock may be issuable, at our option, to settle the value of the conversion amount that is eligible to settled in stock. The conversion value and number of shares issuable are dependent on our 20 days volume weighted average stock price prior to the date of conversion.
Fiscal 2017 acquisitions

On September 1, 2017, we acquired the North America and Latin America distribution businesses, or the Westcon-Comstor Americas business, of Datatec Limited ("Datatec"), for a purchase price of approximately $633.6 million. The purchase price was comprised of $602.7 million paid in cash, fair value of contingent consideration payable of $33.1 million and a refund of $2.3 million receivable from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions. During the nine months ended August 31, 2018, the Company received $2.3 million from Datatec. Contingent consideration of up to $200.0 million is payable in cash if certain gross profit targets were achieved for the twelve-month period ended February 28, 2018. We are in the process of finalizing, with Datatec, the amount of contingent consideration payable. Any difference between the fair value of the contingent consideration recorded by us and the actual amount payable will be recorded in the "Consolidated Statement of Operations."
On July 31, 2017, we acquired 100% of Tigerspike Pty Ltd (“Tigerspike”), a digital products company, specializing in strategy, experience design, development and systems integration, for a cash purchase price of $67.0 million, including a holdback amount $8.2 million which was paid to the sellers upon the finalization of post-closing adjustments in fiscal year 2018.
Results of Operations
(Amounts may not add or compute due to rounding.)
The following table sets forth, for the indicated periods, data as percentages of revenue:

Statements of Operations Data:	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Products revenue	90.06%	88.49%	89.76%	87.69%
Services revenue	9.94	11.51	10.24	12.31
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(84.89)	(83.94)	(84.73)	(82.98)
Cost of services revenue	(6.28)	(7.29)	(6.42)	(7.74)
Gross profit	8.83	8.77	8.84	9.28
Selling, general and administrative expenses	(6.45)	(5.91)	(6.40)	(6.30)
Operating income	2.38	2.86	2.44	2.98
Interest expense and finance charges, net	(0.41)	(0.23)	(0.37)	(0.23)
Other income (expense), net	(0.02)	0.04	(0.02)	0.01
Income before income taxes	1.95	2.67	2.05	2.76
Provision for income taxes	(0.54)	(0.91)	(0.75)	(0.97)
Net income	1.41%	1.76%	1.30%	1.79%
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•
Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2018, in billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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
Non-GAAP Financial Information:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
	(in thousands, except per share amounts)
Consolidated
Revenue	$4,906,610	$4,276,686	$14,431,562	$11,733,823
Foreign currency translation	10,733		(63,162)
Revenue in constant currency	$4,917,343	$4,276,686	$14,368,400	$11,733,823

Operating income	$116,896	$122,216	$352,766	$349,105
Acquisition-related and integration expenses	19,568	1,026	23,419	1,637
Amortization of intangibles	26,197	16,688	79,183	49,244
Non-GAAP operating income	$162,661	$139,930	$455,368	$399,986
Depreciation	22,511	20,185	67,031	59,058
Adjusted EBITDA	$185,172	$160,115	$522,399	$459,044

Operating margin	2.38%	2.86%	2.44%	2.98%
Non-GAAP operating margin	3.32%	3.27%	3.16%	3.41%

Diluted EPS	$1.74	$1.87	$4.67	$5.24
Acquisition-related and integration expenses	0.49	0.03	0.52	0.04
Amortization of intangibles	0.66	0.42	1.97	1.23
Income taxes related to the above(1)	(0.32)	(0.15)	(0.70)	(0.44)
U.S. tax reform adjustment	—	—	0.62	—
Non-GAAP diluted EPS	$2.57	$2.16	$7.08	$6.06

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
	(in thousands, except per share amounts)
Technology Solutions
Revenue	$4,419,109	$3,784,678	$12,954,337	$10,289,694
Foreign currency translation	5,704		(45,554)
Revenue in constant currency	$4,424,813	$3,784,678	$12,908,783	$10,289,694

Operating income	$104,828	$99,968	$283,351	$282,094
Acquisition-related and integration expenses	2,498	705	6,349	705
Amortization of intangibles	12,524	656	37,802	1,961
Non-GAAP operating income	$119,850	$101,329	$327,502	$284,760
Depreciation	5,212	3,530	15,056	10,408
Adjusted EBITDA	$125,062	$104,859	$342,558	$295,168

Operating margin	2.37%	2.64%	2.19%	2.74%
Non-GAAP operating margin	2.71%	2.68%	2.53%	2.77%

Concentrix
Revenue	$491,882	$495,974	$1,490,865	$1,455,817
Foreign currency translation	5,029		(17,608)
Revenue in constant currency	$496,911	$495,974	$1,473,257	$1,455,817

Operating income	$12,068	$22,248	$69,415	$66,989
Acquisition-related and integration expenses	17,070	321	17,070	932
Amortization of intangibles	13,673	16,032	41,381	47,283
Non-GAAP operating income	$42,811	$38,601	$127,866	$115,204
Depreciation	17,299	16,655	51,975	48,673
Adjusted EBITDA	$60,110	$55,256	$179,841	$163,877

Operating margin	2.45%	4.49%	4.66%	4.60%
Non-GAAP operating margin	8.70%	7.78%	8.58%	7.91%

_____________________________________
(1) The tax effect of the non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective fiscal years. The effective tax rate for fiscal year 2018 excludes the impact of the transition tax on accumulated overseas profits and the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017.

Three and Nine Months Ended August 31, 2018 and 2017
Revenue

	Three Months Ended			Nine Months Ended
	August 31, 2018	August 31, 2017	Percent Change	August 31, 2018	August 31, 2017	Percent Change
	(in thousands)			(in thousands)
Revenue	$4,906,610	$4,276,686	14.7%	$14,431,562	$11,733,823	23.0%
Technology Solutions revenue	4,419,109	3,784,678	16.8%	12,954,337	10,289,694	25.9%
Concentrix revenue	491,882	495,974	(0.8)%	1,490,865	1,455,817	2.4%
Inter-segment elimination	(4,382)	(3,966)		(13,639)	(11,688)
Our revenue includes sales of products and services. In our Technology Solutions segment, we distribute a comprehensive range of products for the technology industry. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements. The revenue generated by our Concentrix segment relates to business services focused on process optimization, customer engagement strategy and back office automation. Inter-segment elimination represents services generated between our reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue represents services provided by the Concentrix segment to the Technology Solutions segment.
Revenue in our Technology Solutions segment increased during the three and nine months ended August 31, 2018 compared to the prior year periods, primarily due to the Westcon-Comstor Americas acquisition in September 2017 and broad-based strength in system components, peripherals, cloud-based solutions, and networking product sales in the United States.
Revenue in our Concentrix segment decreased during the three months ended August 31, 2018 due to revenue erosion from an expired contract and the adverse impact of foreign currency translation. This decrease was partially offset by the impact of revenue growth from new contract signings and the Tigerspike acquisition in July 2017. On a constant currency basis, revenue during the three months ended August 31, 2018 was comparable with the prior year period. Concentrix revenue increased during the nine months ended August 31, 2018, compared to the prior year period primarily due to the impact of the Tigerspike acquisition in July 2017, new contract signings and the favorable impact of foreign currency translation. This increase was partially offset by revenue erosion from an expired contract.
Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2018	August 31, 2017	Percent Change	August 31, 2018	August 31, 2017	Percent Change
	(in thousands)			(in thousands)
Gross profit	$433,170	$374,944	15.5%	$1,276,215	$1,088,972	17.2%
Gross margin	8.83%	8.77%		8.84%	9.28%
Technology Solutions gross profit	253,991	194,669	30.5%	725,981	553,500	31.2%
Technology Solutions gross margin	5.75%	5.14%		5.60%	5.38%
Concentrix gross profit	181,053	181,977	(0.5)%	555,536	541,121	2.7%
Concentrix gross margin	36.81%	36.69%		37.26%	37.17%
Inter-segment elimination	(1,874)	(1,702)		(5,302)	(5,649)
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

Technology Solutions gross profit and margin for the three and nine months ended August 31, 2018 increased primarily due to the impact of the Westcon-Comstor Americas gross margins, partially offset by a lower gross profit and margins from our system design and integration solutions business.
Concentrix gross profit and margin during the three months ended August 31, 2018 was comparable to the prior year period and higher during the nine month period ended August 31, 2018, compared to the prior year period, primarily due to the positive impact the Tigerspike acquisition in July 2017 and net favorable foreign currency translation. Excluding the impact of currency translation, gross margin decreased during the three and nine months ended August 31, 2018, compared to the prior year periods, due to customer mix.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2018	August 31, 2017	Percent Change	August 31, 2018	August 31, 2017	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$316,274	$252,728	25.1%	$923,449	$739,867	24.8%
Percentage of revenue	6.45%	5.91%		6.40%	6.30%
Technology Solutions selling, general and administrative expenses	149,163	94,702	57.5%	442,630	271,407	63.1%
Percentage of revenue	3.38%	2.50%		3.42%	2.64%
Concentrix selling, general and administrative expenses	168,984	159,728	5.8%	486,120	474,132	2.5%
Percentage of revenue	34.35%	32.21%		32.61%	32.57%
Inter-segment elimination	(1,874)	(1,702)		(5,302)	(5,672)
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
During the three and nine months ended August 31, 2018, selling, general and administrative expenses in our Technology Solutions segment increased, in both dollars and as a percentage of revenue, compared to the prior year periods, primarily due to the Westcon-Comstor Americas acquisition in September 2017 and increased costs to support revenue growth. In connection with the acquisition, we incurred approximately $2.5 million and $6.3 million in acquisition-related and integration expenses during the three and nine months ended August 31, 2018. Additionally, amortization of intangible assets was approximately $11.9 million and $35.9 million higher during the three and nine months ended August 31, 2018 than the comparative prior year periods due to the Westcon-Comstor Americas acquisition.
Concentrix selling, general and administrative expenses increased, in both dollars and as a percentage of revenue, during the three months ended August 31, 2018, compared to the prior year period, primarily due to $17.1 million of expenses incurred in connection with the acquisition of Convergys. Additionally, the impact of the Tigerspike acquisition in fiscal year 2017 resulted in higher selling, general and administrative expenses during the current year period. This increase was partially offset by the favorable impact of foreign currency translation, operational efficiencies and a decrease in the amortization of intangible assets by $2.4 million. Concentrix selling, general and administrative expenses increased during the nine months ended August 31, 2018, compared to the prior year period, due to the Convergys acquisition-related expenses, the Tigerspike acquisition in fiscal year 2017, geographic expansion and a net unfavorable impact of foreign currency translation. These increases were partially offset by a decrease in the amortization of intangible assets by $5.9 million and operational efficiencies.

Operating income

	Three Months Ended			Nine Months Ended
	August 31, 2018	August 31, 2017	Percent Change	August 31, 2018	August 31, 2017	Percent Change
	(in thousands)			(in thousands)
Operating income	$116,896	$122,216	(4.4)%	$352,766	$349,105	1.0%
Operating margin	2.38%	2.86%		2.44%	2.98%
Technology Solutions operating income	104,828	99,968	4.9%	283,351	282,094	0.4%
Technology Solutions operating margin	2.37%	2.64%		2.19%	2.74%
Concentrix operating income	12,068	22,248	(45.8)%	69,415	66,989	3.6%
Concentrix operating margin	2.45%	4.49%		4.66%	4.60%
Inter-segment eliminations	—	—		—	22
Operating income in our Technology Solutions segment increased during the three and nine months ended August 31, 2018, compared to the prior year periods, primarily due to the impact of the Westcon-Comstor Americas acquisition in September 2017, partially offset by a lower operating income from our systems design and integration solutions business and an increase in the amortization of intangible assets.
Operating margins in our Technology Solutions segment decreased during the three and nine months ended August 31, 2018, compared to the prior year periods, primarily due to a decrease in gross profit in our systems design and integration solutions business and an increase in the amortization of intangible assets and acquisition-related and integration expenses. This decrease was partially offset by the impact of the Westcon-Comstor Americas acquisition in September 2017.
Operating income and margin in our Concentrix segment decreased during the three months ended August 31, 2018, compared to the prior year period, due to $17.1 million of expenses incurred in connection with the Convergys acquisition. The decrease in operating income was partially offset by lower selling, and general and administrative expenses and the net favorable impact of currency translation. Excluding the impact of Convergys acquisition-related expenses, operating income and margin increased as compared to the prior year period.
Concentrix operating income and margin increased during the nine month period ended August 31, 2018, compared to the prior year period, primarily due to the increase in revenue, lower selling, and general and administrative expenses and the net favorable impact of currency translation. This increase was substantially offset by the Convergys acquisition-related expenses.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2018	August 31, 2017	Percent Change	August 31, 2018	August 31, 2017	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$20,058	$9,754	105.6%	$53,884	$26,898	100.3%
Percentage of revenue	0.41%	0.23%		0.37%	0.23%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.
During the three and nine months ended August 31, 2018, our interest expense and finance charges, net, increased compared to the prior year periods, primarily due to higher interest expense as a result of additional borrowings to fund the Westcon-Comstor Americas and Tigerspike acquisitions and support growth in our Technology Solutions segment. Our borrowings are primarily at variable rates and our interest expense has also increased with the increase in benchmark interest rates. The nine month period ended August 31, 2018 benefitted by $2.6 million due to the de-designation of an interest rate swap associated with the planned termination of Westcon-Comstor Americas debt.
Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2018	August 31, 2017	Percent Change	August 31, 2018	August 31, 2017	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$(872)	$1,854	(147.0)%	$(3,497)	$1,325	(363.9)%
Percentage of revenue	(0.02)%	0.04%		(0.02)%	0.01%
Amounts recorded as other income/(expense), net include foreign currency transaction gains and losses, investment gains and losses and other non-operating gains and losses.
The decrease in other income (expense), net, during the three and the nine months ended August 31, 2018 compared to the prior year periods was primarily due to higher foreign currency exchange losses. During the nine month period ended August 31, 2018, these losses were partially offset by a gain of $2.8 million recognized upon reclassification of a cost-method investment as a trading security.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 31, 2018	August 31, 2017	Percent Change	August 31, 2018	August 31, 2017	Percent Change
	(in thousands)			(in thousands)
Provision for income taxes	$26,675	$39,153	(31.9)%	$107,968	$113,432	(4.8)%
Percentage of income before income taxes	27.80%	34.25%		36.55%	35.06%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate.
The Tax Cuts and Jobs Act of 2017 (“the TCJA”) provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. Due to the complexities involved in accounting for the TCJA, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118"), which allows a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. SAB 118 requires that a company include in its financial statements the reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate has been determined. Accordingly, we recorded a provisional net adjustment of $24.7 million related to the TCJA during the nine months ended August 31, 2018. This adjustment included a $50.6 million transition tax expense for mandatory repatriation, partially offset by a $25.9 million tax benefit from the remeasurement of our net deferred tax balance to the new U.S. tax rate enacted under the TCJA. As discussed in Note 16 to the Consolidated Financial Statements, we have not yet completed our analysis of the full impact of the TCJA.
The decrease in the effective tax rate during the three months ended August 31, 2018 compared to the same period in the prior year was due to lower tax rate under the TCJA. The increase during the nine months ended August 31, 2018, compared to the same prior year period, was primarily due to the net tax charge of $24.7 million, respectively, related to the TCJA as described above. Excluding the impact of the adjustments related to the TCJA, our effective tax rate for the three and nine months ended August 31, 2018 was 27.80% and 28.19%, respectively. The current period tax rates, compared to the prior year period, are lower primarily due to the impact of the lower tax rate under the TCJA.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		August 31, 2018	August 31, 2017
		(in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$4,906,610	$4,276,686
Accounts receivable, including receivable from related parties	(b)	2,951,043	1,861,481
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	55	40

Days inventory outstanding
Cost of revenue (products and services)	(d)	$4,473,440	$3,901,742
Inventories	(e)	2,040,103	2,242,083
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	42	53

Days payable outstanding
Cost of revenue (products and services)	(g)	$4,473,440	$3,901,742
Accounts payable, including payable to related parties	(h)	2,235,139	1,804,110
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	46	43

Cash conversion cycle		51	50
Cash Flows
Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 51 days and 50 days as of August 31, 2018 and August 31, 2017, respectively. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s direct cost outstanding in accounts payable.
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
Net cash used in operating activities was $40.4 million during the nine months ended August 31, 2018, primarily due to a decrease in accounts payable of $387.5 million and an increase in accounts receivable of $153.5 million, partially offset by net income of $187.4 million, adjustments for non-cash items of $141.3 million, a decrease in inventories of $115.2 million, and a net change in other assets and liabilities of $56.6 million. The increase in accounts receivable was primarily due to timing and higher days sales outstanding compared to the fourth quarter of fiscal year 2017. The decrease in inventories and accounts payable was primarily due to lower revenue in the Technology Solutions segment during the three months ended August 31, 2018 compared to a seasonally high fourth quarter of fiscal year 2017. In addition, inventories were lower in our systems design and integration solutions business due to higher stocking requirements in the prior year due to component shortages. The decrease in accounts payable was also impacted by timing of payments. The adjustments for non-cash items consist primarily of amortization and depreciation, stock-based compensation expense and the deferred tax benefit related to the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate due to the enactment of the TCJA.
Net cash used in operating activities was $80.2 million during the nine months ended August 31, 2017, primarily due to an increase in inventories of $484.7 million  and an increase in accounts receivable of $76.9 million. This cash outflow was partially offset by net income of $210.1 million and adjustments for non-cash items of $122.9 million an increase in accounts payable of $76.5 million and a net change in other assets and liabilities of $71.8 million. The increase in inventories, accounts receivable and accounts payable was primarily due to strong demand for our systems design and integration solutions. The adjustments for non-cash items consist primarily of amortization, depreciation and stock-based compensation expense.
Net cash used in investing activities during the nine months ended August 31, 2018 was $74.4 million, primarily due to capital expenditures of $75.5 million, related substantially to our Concentrix segment. In addition, we made a final payment of $8.2 million for the acquisition of Tigerspike and received a refund of $2.3 million from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions related to our acquisition of Westcon-Comstor Americas.
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
Net cash used in financing activities during the nine months ended August 31, 2018 was $223.1 million, consisting primarily of $114.8 million of net repayments under our borrowing arrangements and a return of cash to stockholders in the form of $56.0 million of repurchases of common stock and $41.8 million of dividend payments. In addition, we paid $8.0 million in fees to lenders to secure term loan commitments to fund the Convergys acquisition.
Net cash provided by financing activities during the nine months ended August 31, 2017 was $55.1 million, consisting primarily of $82.2 million of net proceeds from our borrowing arrangements to fund working capital requirements and the acquisition of Tigerspike. This cash inflow was partially offset by $29.9 million of dividend payments.
Capital Resources
Our cash and cash equivalents totaled $204.0 million and $550.7 million as of August 31, 2018 and November 30, 2017, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $189.7 million and $267.2 million as of August 31, 2018 and November 30, 2017, respectively. Our cash and cash equivalents held by foreign subsidiaries are no longer subject to U.S. tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations and our existing sources of liquidity will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months in all geographies, including for operations of the acquired Convergys business. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
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

On-Balance Sheet Arrangements
In the United States, we have an accounts receivable securitization program, or the U.S. AR Arrangement, to provide additional capital for our operations. The U.S. AR Arrangement expires in May 2020. One of our subsidiaries, which is the borrower under the U.S. AR Arrangement, can borrow up to a maximum of $850 million based upon eligible trade accounts receivable denominated in United States dollars. The U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150 million. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR shall not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum is payable on the adjusted commitment of the lenders. As of August 31, 2018 and November 30, 2017, $527.7 million and $288.4 million, respectively, was outstanding under the U.S. AR Arrangement.
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
SYNNEX Canada Limited, or SYNNEX Canada, has an accounts receivable securitization program with a bank to borrow up to CAD100.0 million, or $76.7 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature to allow requests to increase the bank's commitment by up to an additional CAD50.0 million, or $38.3 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. We will pay a fee of 0.40% per annum for any unused portion of the commitment below CAD60.0 million, or $46.0 million, and when the unused portion exceeds CAD60.0 million, or $46.0 million, a fee of 0.40% on the first CAD25.0 million, or $19.2 million, of the unused portion and a fee of 0.55% per annum of the remaining unused commitment. As of August 31, 2018 and November 30, 2017, $25.3 million and $19.4 million, respectively, was outstanding under this arrangement.
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
Certain of our Westcon-Comstor Latin American subsidiaries have revolving credit facilities with financial institutions in their respective countries (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities are denominated in local currency of such countries or United States Dollars and aggregate to $70.7 million in revolving commitments, after termination of certain facilities by us during fiscal year 2018. One of the Westcon-Comstor LATAM facilities, comprising $40.0 million in revolving commitments, matures in February 2020. The remaining Westcon-Comstor LATAM facilities, aggregating $30.7 million in revolving commitments, mature in one year or less. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 4.90% to 12.74%. As of August 31, 2018, there was no outstanding balance under the Westcon-Comstor LATAM facilities. As of November 30, 2017, the aggregate balance outstanding under the Westcon-Comstor LATAM facilities was $78.4 million.
SYNNEX Infotec has a credit agreement with a group of financial institutions for a maximum commitment of ¥14.0 billion, or $126.1 million. The credit agreement is comprised of a ¥6.0 billion, or $54.0 million, term loan and a ¥8.0 billion, or $72.1 million, short-term revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate plus a margin of 0.70% per annum. The unused line fee on the revolving credit facility is 0.10% per annum. This credit facility expires in November 2018 and we expect to renew the facility. As of August 31, 2018 and November 30, 2017, the balances outstanding under the term loan component of the facility were $54.0 million and $53.3 million, respectively. Balances outstanding under the revolving credit facility were $32.4 million and $52.4 million, respectively, as of August 31, 2018 and November 30, 2017. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility.

Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under the credit facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of August 31, 2018, there were no borrowings outstanding under these facilities. As of November 30, 2017, borrowings outstanding under these credit facilities were $12.0 million.
In the United States, we have a senior secured credit agreement with a group of financial institutions (the "U.S. Credit Agreement"). The U.S. Credit Agreement, as amended from time to time, comprises of a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1,200.0 million. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon out pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans can range from 1.25% to 2.00% and the margin for base rate loans can range from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. Base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A, as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above our applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement, and are guaranteed by certain of our United States domestic subsidiaries. As of August 31, 2018 and November 30, 2017, balances outstanding under the term loan component of the U.S. Credit Agreement were $1,155.0 million and $1,200.0 million, respectively. As of August 31, 2018, the Company had an outstanding balance of $24.7 million under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of November 30, 2017.
In order to fund the Convergys acquisition, the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, we entered into a secured credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”), with a group of financial institutions, which provides for the extension of one or more term loans in an aggregate principal amount up to $1.80 billion. U.S. Term Loan Credit Agreement matures in October 2023. In connection with the completion of our acquisition of Convergys on October 5, 2018, an initial term loan in the amount of $1.45 billion was drawn. Subject to customary conditions, we may borrow up to five additional loans over the 90 day period following the closing of the Convergys acquisition in an amount not to exceed $350.0 million. The proceeds of any loan made after the initial funding date must be used initially to repurchase or settle Convergys' outstanding convertible debentures tendered in connection with the acquisition-related mergers until all such convertible debentures have been repurchased or settled, with the remaining balance available for working capital and other corporate purposes. The outstanding principal amount of the term loan is payable in quarterly installments in an amount equal to 1.25% commencing on the last day of the second full fiscal quarter after the initial funding date under the U.S. Term Loan Credit Agreement, with the outstanding principal amount of the loans as of the end of the availability period, with the unpaid balance due in full on the maturity date. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans range from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. The term loan commitment fee ranges from 0.15% to 0.25% per annum. The margins above our applicable interest rates and the term loan commitment fee are based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under our existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries.
On June 28, 2018, we had entered into a debt commitment letter (the “Debt Commitment Letter”), with certain financial institutions, to provide a 364-day senior secured term loan facility in an aggregate principal amount of up to $3.57 billion to fund the Convergys acquisition, refinance the existing U.S. Credit Agreement should the lenders thereunder not have permitted the incurrence of debt in connection with the acquisition, and to pay the costs and expenses related to the acquisition. The Debt

Commitment Letter was terminated in August 2018 upon securing the U.S. Term Loan Credit Agreement and obtaining an amendment from the lenders under the U.S. Credit Agreement to permit the U.S. Term Loan Credit Agreement.
SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35.0 million, or $26.8 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or US Base Rate. As of both August 31, 2018 and November 30, 2017, there were no borrowings outstanding under this credit facility.
We also maintain other local currency denominated lines of credit and accounts receivable factoring arrangements with financial institutions at certain locations outside the United States aggregating commitments of $30.5 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible inventory or accounts receivable. As of August 31, 2018 and November 30, 2017, borrowings outstanding under these facilities were $6.6 million and $15.2 million, respectively.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2018 exchange rates.
Off-Balance Sheet Arrangements
We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At August 31, 2018 and November 30, 2017, we had a total of $35.1 million and $52.1 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2018, we were in compliance with all material covenants for the above arrangements.
Contractual Obligations
Our contractual obligations consist of future payments due under our loans (already recorded on our Consolidated Balance Sheet), and operating lease arrangements. As of August 31, 2018, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. For more information on our future minimum rental obligations under noncancellable lease agreements as of August 31, 2018, see Note 17 to the Consolidated Financial Statements.
As discussed earlier, on August 9, 2018, we entered into the U.S. Term Loan Credit Agreement to obtain term loans of up to $1.8 billion in connection with the Convergys acquisition. Such term loans advanced will be payable in quarterly installments in an amount equal to 1.25% of the outstanding principal advanced commencing on the last day of the second full fiscal quarter after the initial funding date under the U.S. Term Loan Credit Agreement, with the unpaid balance due in full on the maturity date (five years from the initial funding date).
As discussed in Note 16 to the Consolidated Financial Statements, pursuant to the enactment of the TCJA, during the nine months ended August 31, 2018, we recorded an estimated one-time transition tax of $50.6 million on mandatory repatriation. This repatriation tax is payable in installments over eight years.
Guarantees

We, as the ultimate parent, guaranteed the obligations of SYNNEX Investment Holdings Corporation up to $35.0 million in connection with the sale of China Civilink (Cayman), which operated in China as HiChina Web Solutions, to Alibaba.com Limited. The guarantee expires in fiscal year 2018.
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through August 31, 2018 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of August 31, 2018 and November 30, 2017, accounts receivable subject to flooring arrangements were $84.9 million and $65.7 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.
Related Party Transactions
We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of August 31, 2018 and November 30, 2017, MiTAC Holdings and its affiliates beneficially owned approximately 22% and 24%, respectively, of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of August 31, 2018
(in thousands)
MiTAC Holdings(1)	4,998
Synnex Technology International Corp.(2)	3,860
Total	8,858
_____________________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 364 thousand shares directly held by Mr. Matthew Miau and 216 thousand shares indirectly held by Mr. Matthew Miau through a charitable remainder trust.

(2)
Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.3% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.
We purchased inventories from MiTAC Holdings and its affiliates totaling $62.7 million and $164.8 million, respectively, during the three and nine months ended August 31, 2018, and totaling $66.3 million and $183.4 million, respectively, during the three and nine months ended August 31, 2017. Our sales to MiTAC Holdings, and its affiliates totaled $1.4 million and $2.3 million, respectively, during the three and nine months ended August 31, 2018, and totaled $0.2 million and $1.0 million, respectively, during the three and nine months ended August 31, 2017. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $0 and $71,000 during the three and nine months ended August 31, 2018, and $36,000 and $109,000, during the three and nine months ended August 31, 2017.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk during the nine months ended August 31, 2018 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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
Risks Related to the Acquisition of Convergys
We may fail to realize the anticipated benefits and cost savings of the acquisition, which could adversely affect the value of shares of our common stock.
The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of SYNNEX and Convergys. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Our ability to successfully combine the businesses of SYNNEX and Convergys;

•	whether the combined businesses will perform as expected;

•	the possibility that we paid more for Convergys than the value we will derive from the acquisition;

•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition;

•	the assumption of known and unknown liabilities of Convergys.
If we are not able to successfully combine the business of Convergys within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of the shares of our common stock may be adversely affected.
Prior to the acquisition, SYNNEX and Convergys operated independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key SYNNEX or Convergys employees, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the acquisition so the combined business performs as expected include, among other things:

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

SYNNEX’ and Convergys’s business relationships may be subject to disruption due to uncertainty associated with the acquisition.
Parties with which SYNNEX or Convergys do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us, Convergys or the combined business. SYNNEX’ and Convergys’s business relationships may be subject to disruption as customers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than SYNNEX, Convergys or the combined business. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the acquisition.
We may be targets of additional securities class action and derivative lawsuits relating to the acquisition, which could result in substantial costs.
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
The acquisition of Convergys and the incurrence of debt to fund the acquisition of Convergys may impact our financial position and subject us to additional financial and operating restrictions.
As of August 31, 2018, we had $1.8 billion of total debt. Subsequently, we have incurred $1.45 billion to complete the acquisition of Convergys and the related refinancing of a part of its debt. We expect to incur additional debt in connection with the repurchase or settlement of certain other debt of Convergys. Subsequently, we expect our total debt will increase to approximately $3.6 billion.
We have incurred significant transaction and integration-related costs in connection with the acquisition, and such costs could adversely affect our ability to execute on our integration plan.
We have incurred a number of non-recurring costs associated with the acquisition and combining the operations of Convergys with our operations. We also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the acquisition and the integration of Convergys into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Lawsuits have been filed and other lawsuits may be filed against SYNNEX, Convergys and their respective boards of directors challenging the merger. An adverse ruling in any such lawsuit may result in additional payments and costs.
On September 10, 2018, two lawsuits were brought by and/or on behalf of Convergys shareholders against Convergys.
The first action, a putative class action and derivative lawsuit (captioned Franchi v. Ayers, et al., Case No. A 1804876) (the “Franchi Action”), was filed in the Ohio Court of Common Pleas, Hamilton County (the “Ohio Court”) against Convergys, individual members of Convergys’ board of directors, SYNNEX, Merger Sub I and Merger Sub II, alleging breach of fiduciary duty in connection with the Merger. On September 25, 2018, the lawyers for plaintiff in the Franchi Action stated that the additional disclosures made by Convergys are sufficient to moot plaintiff’s claims.
The second action, a putative class action lawsuit (captioned Zalvin v. Ayers, et al., Case No. A 1804888) (the “Zalvin Action” and, together with the Franchi Action, the “Actions”), was filed in the Ohio Court against Convergys and individual members of Convergys’ board of directors, alleging breach of fiduciary duty in connection with the Merger. The Zalvin Action seeks, among other things, orders (i) declaring that the Merger was agreed to in breach of the defendants’ fiduciary duties or that the defendants aided and abetted such breaches, (ii) declaring that the defendants breached their duty of a full and fair disclosure, (iii) enjoining the defendants from proceeding with or consummating the Merger until the requested disclosures are made, (iv) awarding plaintiffs compensatory damages, and (v) awarding plaintiff’s costs and attorneys’ and expert fees. On

September 20, 2018, plaintiff filed a motion for a preliminary injunction, which was denied by the Ohio Court on September 26, 2018.
The defendants believe that the Actions are without merit, and plan to vigorously defend against these claims. However, any adverse ruling in these cases could result in additional payments. Additional lawsuits arising out of or relating to the merger agreement and/or the merger may be filed in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 1, 2018 to June 30, 2018	—	$—	—	$—
July 1, 2018 to July 31, 2018	101,642	$98.38	101,642	$244,014,766
August 1, 2018 to August 31, 2018	—	$—	—	$—
	101,642	$98.38	101,642

In June 2017, we announced that our Board of Directors authorized a three-year $300,000,000 share repurchase program pursuant to which the company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2018, we had repurchased 553,042 shares of our common stock at an average price of $101.23 per share for an aggregate purchase price of $55,985,235 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $244,014,766 by June 2020.

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

The covenants of the Company's borrowings limit our ability to pay dividends, make other types of distributions and repurchase the Company's stock (see Note 10 to the Consolidated Financial Statements). We were in compliance with all material covenants as of August 31, 2018.

ITEM 6. Exhibits

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, dated as of June 28, 2018, by and among SYNNEX, Delta Merger Sub I, Inc., Delta Merger Sub II, LLC, and Convergys Corporation* (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 29, 2018.)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 22, 2018, by and among SYNNEX Corporation, Delta Merger Sub I, Inc., Concentrix CVG Corporation, and Convergys Corporation (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on October 5, 2018.)

10.1
Commitment Letter, dated as of June 28, 2018, by and among SYNNEX, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated** (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 29, 2018.)

10.2
Tenth Amendment to Credit Agreement, dated as of August 7, 2018, by and among SYNNEX, the subsidiaries of SYNNEX named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 7, 2018.)

10.3
Credit Agreement, dated as of August 9, 2018, by and among SYNNEX, the subsidiaries of SYNNEX named therein, the lenders signatories thereto from time to time, and JPMorgan Chase Bank., N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2018.)

10.4#	Amendment No. 5 to SYNNEX Corporation 2013 Stock Incentive Plan.

10.5
Ninth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of September 21, 2018, by and among SIT Funding Corporation, SYNNEX Corporation, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, LTD, as agent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 _____________________________________________
# Indicates management contract or compensatory plan or arrangement.
* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SYNNEX hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request; provided, however, that SYNNEX may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
** On August 9, 2018, the $1.80 billion commitment with respect to "Tranche A of the Bridge Facility" under the Commitment Letter was reduced to zero and the Commitment Letter terminated in its entirety as a result of the Company entering into a new Credit Agreement, dated August 9, 2018, by and among SYNNEX, the subsidiaries of SYNNEX named therein, the lenders signatories thereto from time to time, and JP Morgan Chase Bank., N.A., as administrative agent.
*** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2018

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)