Form 10-K
period 2018-11-30
SYNNEX CORP
filed 2019-01-28
CIK 1177394

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter) was $3,190,444,534. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 22, 2019, there were 51,226,589 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2019 Annual Meeting of Stockholders to be held on March 15, 2019.

Table of Content

SYNNEX CORPORATION

TABLE OF CONTENTS

2018 FORM 10-K

Table of Content

PART I

When used in this Annual Report on Form 10-K (this “Report”), the words “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,’’ “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, our data center and contact center operations, use of technology at contact centers, ability to manage and communicate with international resources, scalability of customer management solutions, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including our acquisition of Convergys, the successful integration of Convergys, costs related to the acquisition and the impact of the acquisition on our business, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, our investments in working capital, and personnel and our succession planning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions, change in market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.

SYNNEX, the SYNNEX Logo, CONCENTRIX, and all other SYNNEX company, product and services names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX, the SYNNEX Logo, and CONCENTRIX Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

Item 1.Business

We are a Fortune 200 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer engagement to a broad range of enterprises. We are organized to provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking, communications, security equipment, consumer electronics, or CE, and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of technology-enabled strategic solutions and end-to-end business services focused on customer engagement, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.

In our Technology Solutions segment, we distribute more than 30,000 technology products (as measured by active SKUs) from more than 400 IT, CE and original equipment manufacturers, or OEM, suppliers to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications, security equipment, CE and complementary products

Table of Content

from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.

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

In our Concentrix segment, we provide a comprehensive range of strategic services and solutions to enhance our clients’ customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums and in more than 70 languages. Our portfolio of solutions and services support our clients and their customers globally. In the fourth quarter of fiscal year 2018, we acquired Convergys Corporation ("Convergys"), which added scale, diversified our revenue base, expanded Concentrix' delivery footprint and strengthened Concentrix' leadership position as a top global provider of customer engagement services.

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

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific and Europe. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of November 30, 2018, we had over 230,000 full-time and temporary employees worldwide.

Financial information by segment is provided in our Consolidated Financial Statements included elsewhere in this Report.

Our Products and Suppliers

In our Technology Solutions segment, we distribute a broad line of IT products, including peripherals, IT systems, system components, software, security, UCC and networking equipment from more than 400 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers. Our product offerings also include systems design and full rack integration solutions, build-to-order, and configure-to-order assemblies. Our Technology Solutions segment represented 88%, of our consolidated revenue in fiscal years 2018 and 2017, respectively, and 89% of our consolidated revenue in fiscal year 2016.

Table of Content

For fiscal years 2018, 2017 and 2016, our product mix by category in the Technology Solutions segment was in the following ranges:

Product Category:
Peripherals	25% - 29%
IT Systems	22% - 30%
System Components and Integration Solutions	26% - 33%
Software	7% - 12%
Networking Equipment	7% - 11%

Our suppliers include leading peripherals, IT systems, system components, software, security, networking equipment, UCC and CE manufacturers. Our primary OEM suppliers are Alphabet Inc. (Google), Asus Tek Computer Inc., Cisco Systems, Inc., HP Inc. (“HP”), Hewlett Packard Enterprise Company, Intel Corporation, Lenovo Group Ltd, Microsoft Corporation, Panasonic Corporation, and Samsung Semiconductor Inc.

Our largest OEM supplier is HP. Revenue from the sale of products and services provided by HP represented approximately 12%, 13% and 17% of our consolidated revenue for fiscal years 2018, 2017 and 2016, respectively. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.

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

Our Customers

In our Technology Solutions segment, we distribute IT products to more than 25,000 resellers, system integrators and retailers. Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, small/medium sized businesses, or SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly individual end-users and to a small degree, small office/home office customers. We also provide systems design and integration solutions for data center servers built for our customers’ data center environments.

In our Concentrix segment, we serve over 650 clients in ten industry verticals: automotive, banking & financial services, consumer electronics, energy & public sector, healthcare, insurance, media & communications, retail & e-commerce, technology, and travel, transportation & tourism. We focus on developing long-term, strategic relationships with large companies in these customer-intensive industry verticals to benefit from the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer engagement services.

In fiscal years 2018, 2017 and 2016, one customer accounted for 17%, 21% and 12%, respectively, of our consolidated revenue. We do not believe that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries taken as a whole.

Table of Content

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

Cloud Services. We provide cloud-based solutions and services to our reseller customers to enable sales of and migration to technologies in a hosted environment to small and medium businesses. Our proprietary cloud platform offers a complete package of cloud-based solutions on a user-friendly platform and allows our reseller customers and OEM vendors to own the complete customer lifecycle through direct billing, provisioning, management, and support. Our solutions cover all end user customer needs, including, pure public cloud solutions in productivity and collaboration, IaaS, or Infrastructure as a Service, PaaS, or Platform as a Service, SaaS, or Software as a Service, Security, Mobility, IoT, or Internet of Things, and other hybrid solutions. Our dedicated cloud team comprising developers, sales engineers and solutions specialists, supports our reseller customers in the sales of these solutions.

Online Services. We maintain electronic data interchange, or EDI, extensible markup language, or XML, web-based communication links and mobile applications with many of our reseller and retail customers. These links improve the speed and efficiency of our transactions with our customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-based application software that allows our customers or their end-user customers to order software and take delivery online.

Financing Services. We offer our reseller customers a wide range of financing options, including net terms, third party leasing, floor plan financing and letters-of-credit backed financing and arrangements where we collect payments directly from the end-user. We also lease products to our reseller customers and their end-users and provide device-as-a-service to end users. The availability and terms of our financing services are subject to our credit policies or those of third party financing providers to our customers.

Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting resellers, system integrators and retailers including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows, trade groups, database analysis, print on demand services and web-based marketing.

Concentrix. Our Concentrix segment represented 12% of our consolidated revenue in fiscal years 2018 and 2017, respectively, and 11% in fiscal year 2016. We offer a portfolio of technology-enabled comprehensive solutions and end-to-end business outsourcing services to approximately 650 customers around the world in ten identified industry verticals.

We operate from over 275 locations in numerous countries throughout the Americas, Asia-Pacific, Europe and Africa. Services are provided from these global locations to customers worldwide in more than 70 languages. Our portfolio of services are sold as integrated solutions to clients which include:

Customer Lifecycle Management. Services provided to our client’s customers across multiple mediums such as, intelligent self-service, voice, chat, social, messaging, email and knowledge management, support our clients entire customer care lifecycle. This would include services such as welcome and activation calls, billing, payments, product and service inquiries, complaint resolution, customer surveys and emergency response. We also provide back office support for these processes which would include document management, claims management, fraud prevention, mortgage document verification,

Table of Content

rebate management as a few examples. We also provide services that provide feedback to our clients. This is provided through  a dedicated team of professionals to deliver data-driven insights to our clients to improve the customer experience through analytics and consulting, and software solutions, such as, Enterprise Feedback Management/Multi-channel, Voice of Customer Software, Integrated Customer Experience Analytics, Post-Contact Surveys, Relational Loyalty Research, Customer Segmentation and Profiling, Call Elimination Analysis, Analysis of Customer Effort, Digital Channel Optimization, and Integrated Contact Center Analytics.

Marketing Solutions. Our services include data-driven customer acquisition and retention marketing solutions across digital, social, mobile and print channels that help our clients manage their marketing through a diverse distribution channel enabling each constituent in the channel to participate in targeting end customers with the right brand engagement. Much of these data are collected from connected cars, devices as part of IoT and location beacons on behalf of our clients. We also support our clients loyalty and incentive programs, event administration, point of purchase and targeted lifecycle messaging to customers through services as described in our Customer Lifecycle Management services.

Third Party Administration of Insurance Policies. We are a licensed Third Party Administrator of certain types of insurance policies that are managed through our proprietary insurance management system as well as other third party systems. The services are provided primarily in the United States.

Enterprise Mobile Development. We provide mobile application development across multiple industries for both IOS and Android devices that are focused on Enterprise deployments through our Tigerspike business. Services within this group include UX/UI designed/development, optimization of applications and movement of on-premise systems to the cloud.

Automation and Process Optimization. We deliver focused front office solutions with workflows and macro/desktop automation that drive improved staff efficiency, and implement cognitive systems/robotic process automation to replace manual touch points. These services use both internal technology assets as well as third party tools.

Technology Assets. We license a number of our technology assets without being bundled with services which enable our clients to be more efficient, drive higher visibility to data and identify valuable customer patterns and insights from enterprise data to design better customer engagement strategies. These assets are used within our portfolio of services as well.

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

Table of Content

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

We operate our principal system design and integration solutions facilities in the United States and we operate integration facilities in the United Kingdom and China. We generally design and integrate IT systems, data center servers and networking solutions and IT appliances, by incorporating system components purchased directly from vendors or obtained from our distribution inventory. Additionally, we perform other production value-added services, including thermal testing, power-draw efficiency testing, burn-in, quality and logistics support. Some of our design and integration solutions facilities are ISO 9001:2015 and ISO 14001:2015 certified.

In our Concentrix segment, we have global delivery capability which allows us to scale people and other resources from around the world, including foreign language fluency, proximity to clients and time-zone advantages. A critical component of this capability is our over 275 delivery and administrative centers in 40 countries throughout North and South America, Asia-Pacific, Europe and Africa. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital and mobility competencies by providing improved business intelligence and performance through enabling technologies. All of our legacy delivery centers are ISO 27001:2013 and PCI DSS (Payment Card Industry Security Standards Council's Data Security Standards) version 3.2 certified. Many of the acquired Convergys customer accounts are also certified to these standards. Twelve of our delivery centers around the world are certified to COPC (Customer Operation Performance Center) OSP standard.

We operate a distributed data processing environment that can integrate service delivery center data servers and databases with thirty nine data centers and point of presence strategically located across the globe. Our technologically-advanced and secured data centers provide availability 24 hours a day, 365 days a year, with redundant power and communication feeds and emergency power back-up, and are designed to withstand most natural disasters.

The capacity of our data center and contact center operations, coupled with the scalability of our customer management solutions, enable us to meet the changing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, we can provide client-specific enhancements and modifications without incurring many of the costs of a full custom application, which positions us as a value-added provider of customer support products and services.

International Operations

Approximately 28% of our consolidated revenue is generated by our international operations. Our end market strategy for our Technology Solutions business, while focused on the Americas, is expanding internationally on a selective basis in order to provide our distribution capabilities to OEMs in locations that meet their regional requirements. A key element in our business strategy has been to locate our Concentrix service delivery contact centers in markets that are strategic to our customer requirements and cost beneficial. We have significant operations in the Philippines and India.

Sales and cost concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the US Dollar, which in turn can impact reported sales.

See Note 13 -- Segment Information to the Consolidated Financial Statements included in Item 8 of this Report for additional financial information related to foreign and domestic operations.

Table of Content

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

Financial Services

In our Technology Solutions segment, we offer various financing options to our customers as well as prepayment, credit card and cash on delivery terms. In providing credit terms to our reseller and retail customers, we closely and regularly monitor their creditworthiness through our information systems, credit ratings information and periodic detailed credit file reviews by our financial services staff. We have also purchased credit insurance in some geographies to further control credit risks. Finally, we establish reserves for estimated credit losses in the normal course of business based on the overall quality and aging of our accounts receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks.

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

Table of Content

Within our Concentrix segment, we invest in IT systems, infrastructure, automation and security to enhance workforce management and improve productivity. Our contact centers can employ a broad range of technology, including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems with embedded security. Our innovative use of technology enables us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. We are able to respond to changes in client call volumes and manage call volume traffic based on agent availability. Additionally, we can use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact and report the information to the client on a periodic basis for purposes of monitoring quality of service and accuracy of billing.

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

Our major competitors in our Technology Solutions segment include Arrow Electronics, Inc., Ingram Micro, Inc., ScanSource, Inc., and Tech Data Corporation and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. For example, during fiscal year 2017, we acquired the Westcon-Comstor Americas' distribution business and Tech Data Corporation acquired the Technology Solutions operating group of Avnet Inc. In 2016, Ingram Micro Inc. was acquired and became part of HNA Group. We have participated in this consolidation and expect to continue to assess opportunities.

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

In our Concentrix segment, we operate in a highly competitive and rapidly evolving global marketplace. Our competitors are both regional players as well as global companies. Our major competitors include Accenture plc, Conduent Inc., Genpact Limited, Globant S.A., SITEL Worldwide Corporation (a wholly-owned subsidiary of Groupe Acticall), Sykes Enterprises Inc., Teleperformance S.A., TTEC Holdings, Inc., and Transcosmos Inc.

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

Employees

As of November 30, 2018, we had approximately 229,000 full-time employees. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 2,600, on a full-time equivalent basis, as of November 30, 2018. Except for a small number of our employees in certain countries, generally required by local regulations or brought in through acquisitions, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

Table of Content

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

Table of Content

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

In our Technology Solutions segment, we depend on a limited number of OEMs to supply the IT and CE products and services that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services comprised approximately 12%, 13% and 17% of our consolidated revenue for fiscal years 2018, 2017 and 2016, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

Table of Content

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

Our business experiences customer concentration from time to time. For example, in 2018, one customer accounted for 17% of our revenue. While we do not believe that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries taken as a whole, such loss could result in an adverse impact on certain of our businesses. For example, the systems design and integration solutions business of our Technology Solutions segment has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The system design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.

Table of Content

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

Table of Content

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

Approximately 28% of our revenue in fiscal year 2018 and 27% for fiscal years 2017 and 2016 were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Westcon-Comstor Latin America revenue is generally denominated in local currencies while cost of revenue is denominated in U.S. dollars. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in our products, the majority of which are purchased by us in U.S. dollars, to be relatively more expensive to procure than products manufactured locally. In our Technology Solutions segment, we currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year.

In our Concentrix segment, our customer engagement services are delivered from several delivery centers located around the world, with significant operations in the Philippines and India. As a result, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine Peso, the Indian Rupee, and the Brazilian Real against the U.S. Dollar, and inflation in the local economies in which these delivery centers are located, could increase the operating and labor costs in these delivery centers which can result in reduced profitability. Although we enter into hedging contracts in certain currencies to limit our potential foreign currency exposure, a significant decrease in the value of the contractual currency, relative to the currencies where services are provided, could have a material adverse impact on our operating results that are not fully offset by gains realized under our hedging contracts.

There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi, the Philippines Peso and the Indian Rupee, are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

Table of Content

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

Table of Content

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

We may fail to realize the anticipated benefits and cost savings of the Convergys acquisition, which could adversely affect the value of shares of our common stock.

The success of the acquisition of Convergys will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of SYNNEX and Convergys. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Our ability to successfully combine the businesses of SYNNEX and Convergys;
•	whether the combined businesses will perform as expected;
•	the possibility that we paid more for Convergys than the value we will derive from the acquisition;
•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition; and
•	the assumption of known and unknown liabilities of Convergys.

If we are not able to successfully combine the business of Convergys within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of the shares of our common stock may be adversely affected.

Prior to the acquisition, SYNNEX and Convergys operated independently, and there can be no assurances that the businesses can be integrated successfully. It is possible that the integration process could result in the loss of key SYNNEX or Convergys employees, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the acquisition so the combined business performs as expected include, among other things:

•	integrating the companies’ technologies, products and services;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	managing the movement of certain businesses and positions to different locations;

Table of Content

•	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors; and
•	consolidating offices of SYNNEX and Convergys that are currently in or near the same location.

SYNNEX’ and Convergys’ business relationships may be subject to disruption due to uncertainty associated with the acquisition.

Parties with which SYNNEX or Convergys do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us, Convergys or the combined business. SYNNEX’ and Convergys’ business relationships may be subject to disruption as customers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than SYNNEX, Convergys or the combined business. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the acquisition.

We have incurred significant transaction and integration-related costs in connection with the Convergys acquisition, and such costs could adversely affect our ability to execute on our integration plan.

We have incurred a number of non-recurring costs associated with the acquisition and combining the operations of Convergys with our operations. We will also incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Lawsuits have been filed and other lawsuits may be filed against SYNNEX, Convergys, their affiliates and their boards of directors and executive officers challenging the merger. An adverse ruling in any such lawsuit may result in additional payments and costs.

On September 10, 2018, two lawsuits were brought by and/or on behalf of Convergys shareholders against Convergys and its board of directors. One of the lawsuits also named as defendants SYNNEX and two of its affiliates.

The first action, a putative class action and derivative lawsuit (captioned Franchi v. Ayers, et al., Case No. A 1804876) (the “Franchi Action”), was filed in the Ohio Court of Common Pleas, Hamilton County (the “Ohio Court”) against Convergys, individual members of Convergys’ board of directors, SYNNEX, Merger Sub I and Merger Sub II, alleging breach of fiduciary duty in connection with the Merger. On September 25, 2018, the lawyers for plaintiff in the Franchi Action stated that the additional disclosures made by Convergys are sufficient to moot plaintiff’s claims. On November 6, 2018, plaintiff moved to voluntarily dismiss the Franchi Action on that ground. On December 4, 2018, the court signed an order (entered December 10, 2018) granting the motion and dismissing the action. Counsel for plaintiff have indicated that they will ask the court to award them a mootness fee, on the theory that Franchi’s lawsuit led to the additional disclosures, if they are unable to reach agreement with defendants on such a fee. Negotiations are ongoing.

The second action, a putative class action lawsuit (captioned Zalvin v. Ayers, et al., Case No. A 1804888) (the “Zalvin Action” and, together with the Franchi Action, the “Actions”), was filed in the Ohio Court against Convergys and individual members of Convergys’ board of directors, alleging breach of fiduciary duty in connection with the Merger. The Zalvin Action seeks, among other things, orders (i) declaring that the Merger was agreed to in breach of the defendants’ fiduciary duties or that the defendants aided and abetted such breaches, (ii) declaring that the defendants breached their duty of a full and fair disclosure, (iii) enjoining the defendants from proceeding with or consummating the Merger until the requested disclosures are made, (iv) awarding plaintiffs compensatory damages, and (v) awarding plaintiff’s costs and attorneys’ and expert fees. On September 25, 2018, plaintiff filed an amended complaint, adding derivative claims to his original class claims. On September 26, 2018, the Ohio Court denied the preliminary injunction motion and a written order denying the motion was entered on September 28, 2018. Plaintiff filed a second amended complaint on November 16, 2018 adding allegations about the motivations of Convergys’ CEO and Convergys’ board of directors and updating the previous allegations to reflect the closing of the merger.  Defendants responded to that complaint by filing a motion to dismiss on December 31, 2018.

We believe that the Actions are without merit, and plan to vigorously defend against these claims. However, any adverse ruling in these cases could result in additional payments. Additional lawsuits arising out of or relating to the merger agreement and/or the merger may be filed in the future. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Table of Content

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

As of November 30, 2018, we had $3.5 billion in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Table of Content

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

Table of Content

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

Cyberattacks or the improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business.

Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on those networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers and clients, subjecting us to liability under our contracts and damaging our reputation.

Our business also involves the use, storage and transmission of information about our employees, our clients and customers of our clients. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, along with unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, loss of clients, legal liability and damage to our reputation, business, results of operations and financial condition.

While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. The General Data Protection Regulation (GDPR) in Europe and the Data Privacy Act in Philippines have resulted, and will continue to result, in increased compliance costs. Our failure to adhere to or successfully implement processes in response to these and other changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

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

Table of Content

Because of the experience of our key personnel in the IT, CE and the customer engagement services industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We are dependent in large part on our ability to retain the services of our key senior executives and other technological and industry experts and personnel. Except for Dennis Polk, our President and Chief Executive Officer, we generally do not have employment agreements with our executives or employees. We also do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

Worldwide economic conditions remain uncertain due to adverse consequences concerning the United States and China trade negotiations, the United Kingdom’s impending exit from the European Union, United States federal government budget disruptions, market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability

Table of Content

may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.

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

As of November 30, 2018, our executive officers, directors and principal stockholders owned approximately 20% of our outstanding common stock. In particular, MiTAC Holdings Corporation (“MiTAC Holdings”) and its affiliates owned approximately 18% of our common stock. MiTAC Holdings is a publicly-traded company on the Taiwan Stock Exchange. As a result, these stockholders have the potential ability to influence or control matters requiring stockholder approval, including the election of directors and the approval of mergers and acquisitions, or exert influence on actions of our Board of Directors. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Table of Content

There could be potential conflicts of interest between us and MiTAC Holdings and its affiliates, which could affect our business and operating results.

MiTAC Holdings’ and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. For example, we currently purchase inventories from MiTAC Holdings. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings’ affiliates. For fiscal year 2018, Mr. Miau received the same compensation as our independent directors and during fiscal year 2019 Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2018, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 14.4% of Synnex Technology International and approximately 7.8% of MiTAC Holdings. As of November 30, 2018, MiTAC Holdings directly and indirectly owned 0.2% of Synnex Technology International. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2018. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 7.5% of our outstanding common stock as of November 30, 2018. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

Table of Content

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2018, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expense and to devote management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

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

Table of Content

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Fremont, California, and are owned by us. We operate distribution, integration, contact center and administrative facilities in different countries.

Our Technology Solutions segment occupies approximately 60 facilities covering approximately 5.1 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 1.4 million square feet of property and lease the remainder.

Our Concentrix segment occupies over 275 facilities comprising service and delivery centers and administrative facilities covering approximately 16.0 million square feet. We own approximately 1.3 million square feet and lease the remainder.

We have sublet unused portions of some of our facilities. We believe our facilities are well maintained and adequate for current and near future operating needs. Upon the expiration or termination of any of our leased facilities, we believe we could obtain comparable office space.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of November 30, 2018:

Name	Age	Position
Dennis Polk	52	President, Chief Executive Officer and a Director
Peter Larocque	57	President, North American Technology Solutions
Marshall Witt	53	Chief Financial Officer
Christopher Caldwell	46	Executive Vice President; President, Concentrix Corporation
Simon Leung	53	Senior Vice President; General Counsel and Corporate Secretary

Table of Content

Dennis Polk is our President and Chief Executive Officer and has served in this capacity since March 2018. Mr. Polk is also a Director and has served in this capacity since February 2012. Mr. Polk previously served as our Chief Operating Officer, Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002. Mr. Polk received a Bachelor of Science degree in Accounting from Santa Clara University.

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

Table of Content

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001, is traded on the New York Stock Exchange, or NYSE, under the symbol “SNX.”

As of January 22, 2019, our common stock was held by 5,305 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Stock Price Performance Graph

The stock price performance graph below, which assumes a $100 investment on November 30, 2013, compares our cumulative total stockholder return, the NYSE Composite Index, S&P Midcap 400 Index, Computer & Peripheral Equipment index and a peer group of our Concentrix segment for the period beginning November 30, 2013 through November 30, 2018. The Computer & Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The companies selected to form the Concentrix peer group index include Accenture plc, Genpact Limited, Teleperformance S.A., TTEC Holdings Inc., Conduent Inc., Transcosmos Inc., Sykes Enterprises, Inc., and Globant S.A. The closing price per share of our common stock was $80.74 on November 30, 2018. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2013	11/30/2014	11/30/2015	11/30/2016	11/30/2017	11/30/2018
SYNNEX Corporation	$100.00	$108.21	$143.83	$180.01	$211.55	$127.18
NYSE Composite Index	$100.00	$110.31	$107.53	$115.15	$137.71	$139.46
S&P Midcap 400 Index	$100.00	$112.23	$115.51	$130.79	$155.03	$155.77
Computers & Peripheral Equipment	$100.00	$109.35	$125.92	$152.74	$177.60	$161.34
Concentrix Peer Group	$100.00	$112.73	$144.21	$161.38	$206.52	$228.35

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Table of Content

Dividends

On September 29, 2014, we announced the initiation of a quarterly cash dividend. Since then, dividends have been declared in January, March, June and September and paid at the end of January, April, July and October. Dividends declared per share by fiscal quarter in 2018 and 2017 were as follows:

	Fiscal Years Ended
	2018	2017
First Quarter	0.35	0.25
Second Quarter	0.35	0.25
Third Quarter	0.35	0.25
Fourth Quarter	0.35	0.30

On January 10, 2019, we announced a cash dividend of $0.375 per share to stockholders of record as of January 22, 2019, payable on January 31, 2019. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of our credit facilities and the declaration by our Board of Directors in the best interest of our stockholders.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
September 1, 2018 to September 30, 2018	—	$—	—	$—
October 1, 2018 to October 31, 2018	126,545	$79.04	126,545	$234,012,554
November 1, 2018 to November 31, 2018	—	$—	—	$—
	126,545	$79.04	126,545

(1)

In June 2017, we announced that our Board of Directors authorized a three-year $300,000,000 share repurchase program pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2018, we had repurchased 679,587 shares of our common stock at an average price of $97.10 per share for an aggregate purchase price of $65,987,446 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $234,012,554 by June 2020.

Table of Content

Item 6. Selected Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and other data presented below for fiscal years 2018, 2017 and 2016 and the consolidated balance sheet data as of November 30, 2018 and 2017 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2015 and 2014 and the Consolidated Balance Sheet data as of November 30, 2016, 2015 and 2014 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 3 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations and the adoption of new accounting guidance, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2018	2017	2016	2015	2014
Statements of Operations Data: (in thousands, except per share amounts)
Revenue	$20,053,764	$17,045,700	$14,061,837	$13,338,397	$13,839,590
Gross profit	1,927,699	1,550,940	1,282,965	1,191,791	1,099,004
Operating income	551,036	508,965	379,596	354,552	308,507
Net income	300,598	301,173	235,005	208,607	180,150
Net income attributable to SYNNEX Corporation	300,598	301,173	234,946	208,525	180,034
Earnings per share attributable to SYNNEX Corporation:
Basic:	$7.23	$7.54	$5.91	$5.28	$4.61
Diluted:	$7.19	$7.51	$5.88	$5.24	$4.57
Cash dividends declared per share	$1.40	$1.05	$0.85	$0.58	$0.13

	As of November 30,
	2018	2017	2016	2015	2014
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$454,694	$550,688	$380,717	$336,072	$180,143
Working capital	2,205,312	1,698,571	1,518,498	1,731,624	1,178,260
Total assets	11,480,434	7,698,526	5,215,281	4,444,147	4,713,042
Borrowings, current	833,216	805,471	362,889	92,093	716,257
Long-term borrowings	2,622,782	1,136,089	601,095	638,798	264,246
Total equity	3,432,068	2,283,695	1,975,798	1,799,897	1,653,985

	Fiscal Years Ended November 30,
	2018	2017	2016	2015	2014
Other Data: (in thousands)
Depreciation and amortization	$225,287	$159,886	$121,293	$103,510	$91,699

Table of Content

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this Annual Report on Form 10-K, or this Report, the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, our revenue, our gross margins, our operating costs and results, the value of our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers, our international operations, foreign currency exchange rates, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including our acquisition of Convergys and the impact of the acquisition on our business, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, adequacy of our cash resources to meet our capital needs, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, our share repurchase and dividend program, and our securitization programs and revolving credit lines, our investments in working capital, personnel and our succession planning, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and risks set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Revenue and Cost of Revenue

We derive our Technology Solutions revenue primarily through the distribution of peripherals, IT systems, system components, software, networking, communications, security equipment and CE and complementary products, and the delivery of servers and networking solutions for our design and integration solutions customers’ data centers. In our Concentrix segment, we provide high value business outsourcing services and solutions for customer engagement. Our customer contracts typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program or service we offer. Our agreements can range from less than one year to over five years and are subject to early termination by our customers or us for any reason, typically with 30 to 90 days’ notice.

In fiscal years 2018, 2017 and 2016, approximately 28%, 27% and 27% of our consolidated revenue, respectively, was generated from our international operations, and we expect this trend to continue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

Table of Content

Revenue and cost of revenue in our Technology Solutions segment relate to products, and revenue and cost of revenue in our Concentrix segment relate to services.

Margins

The Technology Solutions industry in which we operate is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our Technology Solutions gross margin has fluctuated annually due to changes in the mix of products we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality, replacement of lower margin business, inventory obsolescence, and lower costs associated with increased efficiencies. Generally, when our revenue becomes more concentrated on limited products or customers, our Technology Solutions gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Concentrix gross margins, which are higher than those in our Technology Solutions segment, can be impacted by the mix of customer contracts, additional lead time for programs to be fully scalable and transition and initial set-up costs. Our operating margin has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our Technology Solutions and Concentrix revenue, and the timing of our acquisitions and investments.

Economic and Industry Trends

Our Technology Solutions revenue is highly dependent on the end-market demand for IT and CE products. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, seasonality and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE distribution industry and increased price-based competition. Business in our system design and solutions is highly dependent on the demand for cloud infrastructure and the number of key players in the market. Our Technology Solutions business includes operations in the United States, Canada, Japan and Latin America, so we are affected by demand for our products in those regions and the strengthening or weakening of local currencies relative to the U.S. Dollar.

The customer engagement services industry in which our Concentrix segment operates is competitive. Customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. Our Concentrix business is largely concentrated in the United States, the United Kingdom, the Philippines, India, Canada, China and Japan. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. Dollar. During the three-year period ended November 30, 2018, the economic environment was stable.

Critical Accounting Policies and Estimates

The discussions and analysis of our consolidated financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

For the Technology Solutions segment, we generally recognize revenue on the sale of hardware and software products when they are shipped or delivered and on services when they are performed, if persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Binding purchase orders from customers together with agreement to our terms and conditions of sale by way of an executed agreement or other signed document constitutes evidence of an arrangement. Where product acceptance provisions exist, assuming all other revenue recognition criteria are met, revenue is recognized upon the earlier of shipment/delivery for products that have been demonstrated to meet product specifications, customer acceptance or the lapse of acceptance provisions.

Table of Content

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

Business Combinations. We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill and may involve engaging independent third-parties to perform an appraisal. When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, and discount rates. Fair value estimates are based on the assumptions we believe a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Acquisitions

We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint. In our Concentrix segment we seek to enhance our capabilities and domain expertise in our key verticals, expand our geographic footprint and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our customers.

Acquisitions during fiscal year 2018

On October 5, 2018, we acquired 100% of Convergys Corporation, ("Convergys”), a customer experience outsourcing company for a purchase price of approximately $2.3 billion. The acquisition is related to the Company's Concentrix segment and is expected to add scale, diversify revenue base, expand our service delivery footprint and strengthen our leadership position as a top global provider of customer engagement services. Convergys contributed $439.4 million approximately in revenue during fiscal year 2018.

Acquisitions during fiscal year 2017

On September 1, 2017, we acquired the North America and Latin America distribution businesses, or the Westcon-Comstor Americas business, of Datatec Limited ("Datatec"), for an initial purchase price of $633.6 million. The acquisition is related to our Technology Solutions segment and strengthens our line card in the security, UCC and networking markets, enhances our North American position by adding complementary OEM vendors and reseller customers and expands our footprint into Latin America.

On July 31, 2017, we acquired Tigerspike, a digital products company specializing in strategy, experience design, development and systems integration, for a purchase price of $67.0 million in cash. The acquisition enhanced Concentrix' digital and mobility competencies by providing improved business intelligence and performance for its clients through enabling technologies that are designed to create effortless, personalized end-user engagements.

Acquisitions during fiscal year 2016

On August 1, 2016, we acquired the Minacs group of companies (“Minacs”), which provide integrated business process outsourcing services, for a purchase price of $429.1 million in cash. We believe the acquisition provides greater scale and strengthened our position as a top global provider of customer engagement services, enhanced domain expertise in Concentrix’s automotive industry vertical and accelerates Marketing Optimization and Internet of Things solutions with Minacs’ proprietary technology.

Table of Content

Results of Operations

(Amounts may not add or compute due to rounding)

The following table sets forth, for the indicated periods, data as percentages of total revenue:

Statements of Operations Data:	Fiscal Years Ended November 30,
	2018	2017	2016
Products revenue	87.81%	88.41%	88.83%
Services revenue	12.19	11.59	11.17
Total revenue	100.00	100.00	100.00
Cost of products revenue	(82.84)	(83.67)	(84.03)
Cost of services revenue	(7.55)	(7.23)	(6.85)
Gross profit	9.61	9.10	9.12
Selling, general and administrative expenses	(6.86)	(6.11)	(6.42)
Operating income	2.75	2.99	2.70
Interest expense and finance charges, net	(0.42)	(0.27)	(0.21)
Other income (expense), net	(0.04)	0.01	0.04
Income before income taxes	2.28	2.73	2.53
Provision for income taxes	(0.78)	(0.96)	(0.86)
Net income attributable to SYNNEX Corporation	1.50%	1.77%	1.67%

With the acquisition of Convergys, our products revenue and cost of revenue in fiscal year 2019 are expected to decrease as a percentage of total revenue with corresponding increases in services revenue and cost of revenue. Additionally, our gross margin and operating margin are expected to increase due to the higher margins in our Concentrix segment which represents our services revenue.

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the United States ("GAAP"), we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue of fiscal years 2018 and 2017 in the billing currency using their comparable prior year’s currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income, adjusted to exclude acquisition-related and integration expenses, restructuring costs and amortization of intangible assets.
•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•	Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation.
•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition-related and integration expenses, (ii) restructuring costs, and (iii) amortization of intangible assets, and the per share amount of the net impact of the adjustments related to the Tax Cuts and Jobs Act of 2017.

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. As these non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures and should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

Table of Content

Non-GAAP Financial Information:	Fiscal Years Ended November 30,
	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated
Revenue	$20,053,764	$17,045,700	$14,061,837
Foreign currency translation	(18,539)	(4,609)
Revenue in constant currency	$20,035,225	$17,041,091	$14,061,837

Operating income	$551,036	$508,965	$379,596
Acquisition-related and integration expenses	45,132	4,781	10,393
Restructuring costs	—	—	4,255
Amortization of intangibles	124,332	79,181	55,490
Non-GAAP operating income	$720,500	$592,927	$449,734
Depreciation	100,955	80,705	65,803
Adjusted EBITDA	$821,455	$673,632	$515,537

Operating margin	2.75%	2.99%	2.70%
Non-GAAP operating margin	3.59%	3.48%	3.20%

Diluted EPS	$7.19	$7.51	$5.88
Acquisition-related and integration expenses	1.02	0.12	0.26
Restructuring costs	—	—	0.11
Amortization of intangibles	2.97	1.97	1.39
Income taxes related to the above (1)	(1.08)	(0.74)	(0.60)
U.S. tax reform adjustment	0.79	—	—
Non-GAAP diluted EPS	$10.89	$8.86	$7.04

Technology Solutions
Revenue	$17,608,982	$15,071,185	$12,490,718
Foreign currency translation	(13,247)	(6,588)
Revenue in constant currency	$17,595,735	$15,064,597	$12,490,718

Operating income	$406,274	$394,320	$315,485
Acquisition-related and integration expenses	7,642	3,724	—
Amortization of intangibles	50,007	14,929	2,657
Non-GAAP operating income	$463,923	$412,973	$318,142
Depreciation	20,681	15,111	13,935
Adjusted EBITDA	$484,604	$428,084	$332,077

Operating margin	2.31%	2.62%	2.53%
Non-GAAP operating margin	2.63%	2.74%	2.55%

Concentrix
Revenue	$2,463,151	$1,990,180	$1,587,736
Foreign currency translation	(5,292)	1,979
Revenue in constant currency	$2,457,859	$1,992,159	$1,587,736

Operating income	$144,761	$114,623	$63,877
Acquisition-related and integration expenses	37,490	1,057	10,393
Restructuring costs	—	—	4,255
Amortization of intangibles	74,325	64,252	52,833
Non-GAAP operating income	$256,576	$179,932	$131,358
Depreciation	80,274	65,617	52,102
Adjusted EBITDA	$336,850	$245,549	$183,460

Operating margin	5.88%	5.76%	4.02%
Non-GAAP operating margin	10.42%	9.04%	8.27%

(1)

The tax effect of the non-GAAP adjustments was calculated using the effective year-to date tax rate during the respective fiscal years. The effective tax rate for fiscal year 2018 excludes the impact of the transition tax on accumulated overseas profits and the re-measurement of deferred tax assets and liabilities to the new U.S. tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017.

Table of Content

Fiscal Years Ended November 30, 2018, 2017 and 2016

Revenue

	Fiscal Years Ended November 30,			Percent Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Revenue	$20,053,764	$17,045,700	$14,061,837	17.6%	21.2%
Technology Solutions revenue	17,608,982	15,071,185	12,490,718	16.8%	20.7%
Concentrix revenue	2,463,151	1,990,180	1,587,736	23.8%	25.3%
Inter-segment elimination	(18,369)	(15,665)	(16,617)

Our revenue includes sales of products and services. In our Technology Solutions segment, we distribute a comprehensive range of products for the technology industry and design and integrate data center servers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements. The revenue generated by our Concentrix segment relates to business outsourcing services focused on process optimization, customer engagement and back office automation. Inter-segment elimination represents services generated between our reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue represents services provided by the Concentrix segment to the Technology Solutions segment.

Revenue in our Technology Solutions segment increased in fiscal year 2018 compared to fiscal year 2017 primarily due to the full year impact of the Westcon-Comstor Americas acquisition in September 2017 and broad-based strength in peripherals, IT systems, software and networking products in the United States, which was partially offset by a decrease driven by revenue that is subject to net revenue presentation, primarily consisting of software, cloud and security products. On a constant currency basis, revenue in our Technology Solutions segment increased by 17.0% during fiscal year 2018, compared to fiscal year 2017.

Sales of all Technology Solutions product categories increased in fiscal year 2018 as compared to fiscal year 2017, except for System components. Peripherals increased 17% in fiscal year 2018 as compared to fiscal year 2017, primarily due to higher consumer electronics sales. Networking equipment increased 38% due to the full year impact of the acquisition of Westcon-Comstor Americas in September 2017. Sales of software increased 23% due to new partners and products, and the Westcon-Comstor Americas acquisition.

Concentrix segment revenue increased 23.8% in fiscal year 2018, compared to fiscal year 2017, primarily due to the acquisition of Convergys in October 2018, adding approximately $439.4 million in revenue, and strong volume growth and expansion of services with consumer electronics, technology, and travel, transportation and tourism customers, which was partially offset by decreased automotive vertical sales. Adjusting for the Convergys acquisition and the translation effect of foreign currencies, the Concentrix segment grew by 1.4% over the prior fiscal year.

Revenue in our Technology Solutions segment increased in fiscal year 2017 compared to fiscal year 2016 primarily due to strong demand for our systems design and integration solutions, the acquisition of Westcon-Comstor Americas on September 1, 2017, adding approximately $634.8 million in revenue, and higher sales across a majority of our Technology Solution product categories. Adjusting for the Westcon-Comstor acquisition and the translation effect of foreign currencies, the Technology Solutions business grew by 15.5% over the prior fiscal year.

Sales of all Technology Solutions product categories, with the exception of IT Systems, increased in fiscal year 2017 as compared to fiscal year 2016. Networking equipment increased by 61% due to the acquisition of Westcon-Comstor Americas in September 2017. System components and integration solutions revenue increased by 50% in fiscal year 2017 as compared to fiscal year 2016 due to strong demand for our systems design and integration solutions.

Concentrix segment revenue increased 25.3% in fiscal year 2017, compared to fiscal year 2016, primarily due to the acquisition of Minacs in August 2016, strong volume growth and expansion of services with automotive, consumer electronics and retail & e-commerce customers. On a constant currency basis, revenue in our Concentrix segment increased by 25.5% during fiscal year 2017, compared to fiscal year 2016.

Table of Content

Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Gross profit	$1,927,699	$1,550,940	$1,282,965	24.3%	20.9%
Gross margin	9.61%	9.10%	9.12%
Technology Solutions gross profit	997,381	809,083	675,239	23.3%	19.8%
Technology Solutions gross margin	5.66%	5.37%	5.41%
Concentrix gross profit	937,552	749,154	615,447	25.1%	21.7%
Concentrix gross margin	38.06%	37.64%	38.76%
Inter-segment elimination	(7,233)	(7,297)	(7,721)

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

In fiscal year 2018, our gross profit and margin increased due to increases in both the Technology Solutions and Concentrix segments, compared to fiscal year 2017. In fiscal year 2017, our gross profit increased due to an increase in revenue in both the Technology Solutions and Concentrix segments, as compared to fiscal year 2016. Consolidated gross margin decreased in fiscal year 2017 compared to fiscal year 2016 marginally due to the higher mix of Technology Solutions revenue.

Our Technology Solutions gross profit increased in fiscal year 2018 as compared to fiscal year 2017 primarily due to the full year impact of the acquisition of Westcon-Comstor Americas on September 1, 2017 and broad-based growth in the remaining Technology Solutions product line categories. Gross margin in our Technology Solutions increased in fiscal year 2017 compared to the prior year due to higher gross margin from Westcon-Comstor Americas and the impact of more revenue recorded on a net basis, partially offset by lower gross margin from our system design and integration solutions business due to product mix.

Our Concentrix gross profit and margin increased in fiscal year 2018 as compared to fiscal year 2017, primarily due to the acquisition of Convergys in October 2018, customer mix and net favorable foreign currency translation. The net favorable foreign currency translation impact resulted from a strengthening of the British Pound and the Euro and a weakening of the Philippines Peso and Indian Rupee.

Our Technology Solutions gross profit increased in fiscal year 2017 as compared to fiscal year 2016 primarily due to our acquisition of Westcon-Comstor Americas on September 1, 2017, continued demand for our system design and integration solutions and broad-based growth in the remaining Technology Solutions product line categories. Gross margin in our Technology Solutions segment decreased slightly in fiscal year 2017 compared to the prior year as a result of product and customer mix, partially offset by increased gross margin from Westcon-Comstor Americas.

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

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Selling, general and administrative expenses	$1,376,664	$1,041,975	$903,369	32.1%	15.3%
Percentage of revenue	6.86%	6.11%	6.42%
Technology Solutions selling, general and administrative expenses	591,106	414,763	359,754	42.5%	15.3%
Technology Solutions percentage of revenue	3.36%	2.75%	2.88%
Concentrix selling, general and administrative expenses	792,791	634,530	551,570	24.9%	15.0%
Concentrix percentage of revenue	32.19%	31.88%	34.74%
Inter-segment elimination	(7,233)	(7,318)	(7,955)

Table of Content

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

Selling, general and administrative expenses in our Technology Solutions segment increased, in both dollars and as a percentage of revenue, in fiscal year 2018, compared to fiscal year 2017, primarily due to the full year impact of the Westcon-Comstor Americas acquisition in September 2017, increased investments to support revenue growth and $7.6 million of acquisition-related and integration expenses in fiscal year 2018, compared to $3.7 million in fiscal year 2017. Amortization of intangible assets included in Selling, general and administrative expenses were $50.0 million in fiscal year 2018, compared to $14.9 million in fiscal year 2017, increasing primarily due to the full year impact of the Westcon-Comstor Americas acquisition in September 2017. Excluding the impact of acquisition-related expenses and the amortization of intangible assets, selling, general and administrative expenses increased as a percentage of revenue in fiscal year 2018, compared to the prior year, due to the impact of Westcon-Comstor Americas and increased investments to support revenue growth and wage increases.

Concentrix selling, general and administrative expenses increased, in both dollars and as a percentage of revenue, fiscal year 2018, compared to the prior year, primarily due to the acquisition of Convergys, acquisition-related and integration expenses of $37.5 million and the full year impact of the Tigerspike acquisition on July 31, 2017. In addition, amortization of intangible assets included in “Selling, general and administrative expenses” was approximately $10.0 million higher at $72.5 million in fiscal year 2018, compared to $62.6 million in fiscal year 2017. These increases were partially offset by operational efficiencies. Excluding the impact of acquisition-related and integration expenses and amortization of intangible assets, selling, general and administrative expenses decreased as a percentage of revenue in fiscal year 2018, compared to the prior year, due to the impact of Convergys and operational efficiencies. Upon completion of our integration activities, we expect selling Concentrix selling, general and administrative expenses as a percentage of revenue to decrease in fiscal year 2019.

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

Table of Content

Operating Income

	Fiscal Years Ended November 30,			Percent Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Operating income	$551,036	$508,965	$379,596	8.3%	34.1%
Operating margin	2.75%	2.99%	2.70%
Technology Solutions operating income	406,274	394,320	315,485	3.0%	25.0%
Technology Solutions operating margin	2.31%	2.62%	2.53%
Concentrix operating income	144,761	114,623	63,877	26.3%	79.4%
Concentrix operating margin	5.88%	5.76%	4.02%
Inter-segment elimination	—	22	234

Operating income in our Technology Solutions segment increased during fiscal year 2018, compared to the prior year periods, due to the impact of the Westcon-Comstor Americas acquisition in September 2017 and broad-based growth, partially offset by lower operating income from our systems design and integration solutions business and an increase in the amortization of intangible assets and higher acquisition-related and integration expenses.

Operating margins in our Technology Solutions segment decreased during fiscal year 2018, compared to the prior year, primarily due to a decrease in gross profit in our systems design and integration solutions business and an increase in the amortization of intangible assets and acquisition-related and integration expenses. This decrease was partially offset by the impact of the Westcon-Comstor Americas acquisition in September 2017.

Operating income and margin in our Concentrix segment increased during fiscal year 2018, compared to the prior year, due to the Convergys acquisition and operational efficiencies achieved during the year. These increases were partially offset by higher acquisition-related and integration expenses and the amortization of intangible assets, as compared to fiscal year 2017.

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

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Interest expense and finance charges, net	$84,675	$45,357	$28,993	86.7%	56.4%
Percentage of revenue	0.42%	0.27%	0.21%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

The increase in our interest expense and finance charges, net in fiscal year 2018, compared to fiscal year 2017, was due to higher interest expense as a result of additional borrowings to fund the Convergys acquisition in October 2018 and support growth in our Technology Solutions segment, as well as the full year interest impact of borrowings in the prior year to fund the Westcon-Comstor Americas and Tigerspike acquisitions. Our borrowings are primarily at variable rates and our interest expense has increased with the increase in benchmark interest rates. Approximately $2.0 billion of our outstanding borrowings of $3.5 billion at November 30, 2018 have been economically converted to fixed-rate debt through interest rate swaps.

The increase in our interest expense and finance charges, net in fiscal year 2017, compared to fiscal year 2016, was due to higher interest expense as a result of additional borrowings to fund the Westcon-Comstor Americas acquisition, and support the continued growth in the other businesses within the Technology Solutions segment.

Table of Content

Other Income (Expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Other income (expense), net	$(8,984)	$1,123	$5,461	(900.0)%	79.4%
Percentage of revenue	(0.04)%	0.01%	0.04%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, other than cash flow hedges, investment gains and losses, non-service component of pension costs, debt extinguishment gains and losses and other non-operating gains and losses, such as changes in the fair value of convertible debt conversion spread, and settlements received from class actions lawsuits.

Other income (expense), net decreased from net other income in fiscal year 2017 to net other (expense) in fiscal year 2018, primarily due to the adverse impact from changes in foreign currency exchange rates of $16.6 million, mainly in our Latin American businesses and an increase in the non-service component of pensions costs due to the acquisition of Convergys.  These losses and expenses were partially offset by gains of $10.0 million related to changes in the fair value of the conversion spread of convertible debentures assumed in connection with the acquisition of Convergys and extinguishment gains on settlement of certain of those debentures. These losses were also partially offset by a gain of $2.8 million recognized upon reclassification of a cost-method investment as a trading security.

The decrease in other income (expense), net in fiscal year 2017, compared to fiscal year 2016, was primarily due to a $5.0 million benefit received from class-action legal settlements in our Technology Solutions segment.

Provision for Income Taxes

	Fiscal Years Ended November 30,			Percent Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Provision for income taxes	$156,779	$163,558	$121,059	(4.1)%	35.1%
Percentage of income before income taxes	34.28%	35.19%	34.00%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. Accordingly, we recorded a net adjustment of $33.1 million related to the TCJA during fiscal year 2018. This adjustment included a $59.8 million of transition tax expense for mandatory repatriation, partially offset by a $26.7 million of tax benefit from the remeasurement of our net deferred tax balance to the new U.S. tax rate enacted under the TCJA.

Excluding the impact of the adjustments related to the TCJA, our effective tax rate during fiscal year 2018 was 27.04%. The current year tax rate is lower compared to the prior year, primarily due to the impact of the lower tax rate under the TCJA. The decrease in tax rate was also due to the mix of taxable income in different geographic regions and the impact of the Convergys acquisition.

The differences in our effective tax rates between fiscal years 2017 and 2016 was primarily due to the mix of taxable income in different geographic regions and, to a lesser extent, the reversal of certain tax reserves as a result of the expiration of the statute of limitations in certain tax jurisdiction.

Further information on the treatment of undistributed foreign earnings and a reconciliation of the federal statutory income tax rate to our effective tax rate can be found in Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Report.

Table of Content

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		November 30, 2018	November 30, 2017	November 30, 2016
		(Amounts in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$5,622,201	$5,311,877	$3,886,902
Accounts receivable, including receivable from related parties	(b)	3,855,496	2,846,448	1,756,596
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	62	49	41

Days inventory outstanding
Cost of revenue (products and services)	(d)	$4,970,717	$4,849,909	$3,508,116
Inventories	(e)	2,518,319	2,162,626	1,741,734
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	46	41	45

Days payable outstanding
Cost of revenue (products and services)	(g)	$4,970,717	$4,849,909	$3,508,116
Accounts payable, including payable to related parties	(h)	3,048,102	2,643,608	1,713,834
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	56	50	44

Cash conversion cycle	(j) = (c)+(f)-(i)	52	40	42

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate cash conversion cycle as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s direct cost outstanding in accounts payable. Our cash conversion cycle was 52 days, 40 days and 42 days at the end of fiscal years 2018, 2017 and 2016, respectively. The increase in fiscal year 2018, compared to the prior two years, was primarily a result of higher days sales outstanding due the Convergys acquisition which was included from the date of acquisition. In addition, higher inventory due to growth and the impact of more revenue recorded on a net basis in our Technology Solutions segment also increased our cash conversion cycle.

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

Net cash provided by operating activities was $100.7 million in fiscal year 2018, primarily generated from our net income of $300.6 million, adjustments for non-cash items of $204.9 million, an increase in accounts payable of $382.0 million and the net change in other assets and liabilities of $94.1 million, partially offset by an increase in accounts receivable of $513.0 million, and an increase in inventories of $367.9 million. The increase in accounts payable and inventories was primarily due to

Table of Content

growth in our distribution business especially in the United States. The increase in accounts receivable was due to the growth in our Technology Solutions business. The adjustments for non-cash items primarily consist of $225.3 million of depreciation and amortization expense, stock based compensation of $22.7 million. These non-cash expenses were partially offset by a deferred tax benefit of $46.9 million, including $26.7 million related to the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate due to the enactment of the TCJA, and gains of $10.0 million related to changes in the fair value of the conversion spread of convertible debentures assumed in connection with the acquisition of Convergys and extinguishment gains on settlement of certain of those debentures.

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

Net cash used in investing activities in fiscal year 2018 was $1.2 billion, primarily due to payments of $1.1 billion, net of cash acquired, for the acquisition of the Convergys and $125.3 million invested in capital expenditures primarily to support growth in our Concentrix segment and our design and integration solutions business in the Technology Solutions segment. These outflows were partially offset by the sale of approximately $12.9 million of trading securities related to a non-qualified, unfunded executive deferred compensation plan acquired as part of the Convergys acquisition and terminated subsequently.

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

Net cash provided by financing activities in fiscal year 2018 was $1.0 billion, consisting primarily of proceeds of $1.1 billion from borrowings, net of repayments and debt discount and issuance costs. The net borrowings increase was to fund the acquisition of Convergys and to support growth in our Technology Solutions segment. The cash inflow was partially offset by $66.0 million of repurchases of our common stock and dividend payments of $59.7 million. During the year, we obtained a term loan facility of $1.8 billion to fund the Convergys acquisition, the related refinancing or settlement of Convergys' debt and payment of related fees and expenses. By November 30, 2018, we had drawn $1.6 billion of this term loan, of which approximately $1.2 billion was utilized to pay for the acquisition and approximately $313.8 million was utilized for settlement of Convergys' assumed debt.

Net cash provided by financing activities in fiscal year 2017 was $638.7 million, consisting primarily of proceeds of $679.4 million from borrowings, net of repayments and debt discount and issuance costs to fund the acquisition of Westcon-Comstor Americas and Tigerspike and to support growth in our Technology Solutions segment. This cash inflow was partially offset by dividend payments of $41.8 million. During the fiscal year 2017, we amended our U.S. credit facility to increase the term loan to $1.2 billion and the commitment under our U.S. revolving credit facility to $600.0 million.

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

Table of Content

Capital Resources

Our cash and cash equivalents totaled $454.7 million and $550.7 million as of November 30, 2018 and 2017, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $301.1 million and $267.2 million as of November 30, 2018 and 2017, respectively. Our cash and cash equivalents held by our foreign subsidiaries are no longer subject to U.S. tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

On-Balance Sheet Arrangements

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Prior to the amendment described in this paragraph, under the terms of the U.S. AR Arrangement, our subsidiary that is the borrower under this facility could borrow up to a maximum of $600.0 million based upon eligible trade accounts receivable denominated in United States Dollars. In addition, the U.S. AR Arrangement included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $120.0 million. In May 2018, the U.S. AR Arrangement was amended to increase the maximum borrowing amount to $850.0 million and the accordion feature was increased to $150.0 million. The amendment also extended the expiration date of the U.S. AR Arrangement from November 2019 to May 2020. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR shall not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum is payable on the adjusted commitment of the lenders. As of November 30, 2018 and 2017, $615.0 million and $288.4 million, respectively, was outstanding under the U.S. AR Arrangement.

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

In Canada, we have an accounts receivable securitization program to provide additional capital for operations. Prior to the amendment described in this paragraph, under the terms of this program with a bank, SYNNEX Canada Limited (“SYNNEX Canada”) could borrow up to CAD65.0 million, or $48.9 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program included an accordion feature to allow a request to increase the bank's commitment by an additional CAD25.0 million, or $18.8 million. In May 2018, the agreement was amended to increase the bank's purchase commitment to CAD 100.0 million, or $75.3 million. The accordion feature was amended to allow requests to increase the bank's commitment by up to an additional CAD 50.0 million, or $37.6 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables transferred to the bank. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $45.2 million, and when the unused portion exceeds CAD 60.0 million, or $45.2 million, a fee of 0.40% on the first CAD 25.0 million, or $18.8 million, of the unused portion and a fee of 0.55% per annum of the remaining unused commitment. As of November 30, 2018, there was no outstanding balance under this arrangement. As of November 30, 2017, $19.4 million was outstanding under this arrangement.

Table of Content

In November 2018, our Japanese Technology Solutions subsidiary, SYNNEX Infotec, entered into a credit agreement with a group of banks for a maximum commitment of ¥15.0 billion or $132.2 million to replace its ¥14.0 billion, or $123.4 million credit facility which was set to expire in November 2018. The new credit agreement is comprised JPY7.0 billion, or $61.7 million, term loan and a JPY8.0 billion, or $70.5 million, revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum, based on our consolidated leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Infotec under this facility. As of November 30, 2018 and 2017, the balances outstanding under the term loan component of these facilities were $61.7 million and $53.3 million, respectively. Balances outstanding under the revolving credit facilities were $20.3 million and $52.4 million, respectively, as of November 30, 2018 and 2017.

In connection with the acquisition of Westcon-Comstor Americas on September 1, 2017, we assumed credit facilities of some of the Central and South American subsidiaries we acquired (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities maintained with financial institutions in the respective countries are denominated in local currency of such countries or United States Dollars and aggregate to $69.5 million in revolving commitments, after termination of certain facilities by us during fiscal year 2018. A $40 million revolving commitment facility matures in February 2020. The remaining Westcon-Comstor LATAM facilities aggregating $29.5 million in revolving commitments mature in one year or less. We guarantee the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 4.90% to 12.74%. As of November 30, 2018, there was no outstanding balance under the Westcon-Comstor LATAM facilities. As of November 30, 2017, the aggregate balance outstanding under the Westcon-Comstor LATAM facilities was $78.4 million.

Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under the credit facilities is the higher of the bank's minimum lending rate or LIBOR plus a margin of 0.9% per annum. The credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. We guarantee the obligations under these credit facilities. As of November 30, 2018, there was no borrowing outstanding under these facilities. As of November 30, 2017, borrowings outstanding under these credit facilities were $12.0 million.

In the United States, we have a senior secured credit agreement with a group of financial institutions (as amended, the "U.S. Credit Agreement"). The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. There were no borrowings outstanding under the revolving credit facility as of either November 30, 2018 or 2017.

In order to fund the Convergys acquisition, the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, we entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023. In connection with the closing of the Convergys acquisition on October 5, 2018, an initial term loan in the amount of $1.5 billion was drawn. Subject to customary conditions, we were permitted to borrow up to five additional term loans until January 3, 2019 in an amount not to exceed $350.0 million. The proceeds of any loan made after the initial funding date were required to be used initially to repurchase or settle Convergys' outstanding convertible debentures tendered in connection with the acquisition-related mergers until all such convertible debentures had been repurchased or settled, with the remaining balance available for working capital and other corporate purposes. On November 30, 2018, we borrowed additional $100.0 million to settle part of Convergys' outstanding convertible debentures. Subsequent to November 30, 2018, we drew down the remaining amount of $250.0 million available under this facility. The outstanding principal amount of the term loan is payable in quarterly installments in an amount equal to 1.25% commencing on the last day of the second full fiscal quarter after the initial funding date, with the unpaid balance due in full on the maturity date. Interest on borrowings under the U.S. Term Loan Credit

Table of Content

Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25%to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the terms loans were available to be drawn, we paid term loan commitment fees which could have fluctuated based on a range from 0.15% to 0.25% per annum. The margins above our applicable interest rates are, and the term loan commitment fee was, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of our domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries.

On June 28, 2018, we had entered into a debt commitment letter (the “Debt Commitment Letter”), with certain financial institutions, to provide a 364-day senior secured term loan facility in an aggregate principal amount of up to $3.57 billion to fund the Convergys acquisition, refinance the U.S. Credit Agreement should the lenders thereunder not have permitted the incurrence of debt in connection with the acquisition, and to pay the costs and expenses related to the acquisition. The Debt Commitment Letter was terminated in August 2018 upon entering into the U.S. Term Loan Credit Agreement and obtaining an amendment from the lenders under the U.S. Credit Agreement to permit the U.S. Term Loan Credit Agreement.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $37.6 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of November 30, 2018 and 2017, there were no borrowings outstanding under this credit facility.

We also maintain other local currency denominated lines of credit and accounts receivable factoring arrangements with financial institutions at certain locations outside the United States aggregating commitments of $30.2 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible accounts receivable. As of November 30, 2018 and 2017, borrowings outstanding under these facilities were $5.0 million and $15.2 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2018 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At November 30, 2018 and 2017, we had a total of $36.5 million and $52.1 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2018, we were in compliance with all material covenants for the above arrangements.

Table of Content

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, repatriation tax under the TCJA which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt and payments for our operating lease arrangements and guarantees. The following table summarizes our contractual obligations at November 30, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$3,467,318	$833,217	$337,149	$2,296,952	$—
Interest on debt	489,890	134,018	212,738	143,134	—
Repatriation tax under the TCJA	69,026	5,522	11,044	11,044	41,415
Non-cancellable operating leases	744,722	203,377	295,395	155,439	90,511
Total	$4,770,956	$1,176,134	$861,848	$2,611,401	$121,573

Principal debt payments assumes the repayment of our revolving lines of credit within a year. Interest on debt, in the table above, includes estimated interest on our term loans and revolving credit facilities at rates of interest applicable at the end of our fiscal year. As described earlier, in the section related to "On-Balance Sheet Arrangements," subsequent to November 30, 2018, the Company drew the remaining $250.0 million available under its U.S. Term Loan Credit Agreement.

As of November 30, 2018, we have established a reserve of $54.0 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.

Guarantees

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through November 30, 2018 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of November 30, 2018 and 2017, accounts receivable subject to flooring arrangements were $84.7 million and $65.7 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 10 -- Accounts Receivable Arrangements to the Consolidated Financial Statements included in Part II, Item 8 of this Report.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of November 30, 2018 and 2017, MiTAC Holdings and its affiliates beneficially owned approximately 18% and 24%, respectively, of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings’ and a director or officer of MiTAC Holdings’ affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of November 30, 2018
(shares in thousands)
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 364 thousand shares directly held by Mr.  Miau and 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.4% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

Table of Content

MiTAC Holdings generally has significant influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.

We purchased inventories from MiTAC Holdings and its affiliates totaling $217.4 million, $232.4 million and $170.1 million during fiscal years 2018, 2017 and 2016, respectively. Our sales to MiTAC Holdings and its affiliates during fiscal years 2018, 2017 and 2016 totaled $2.4 million, $1.2 million and $1.8 million, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings and its affiliates amounting to $0.1 million, $0.1 million and $0.2 million during fiscal years ended November 30, 2018, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 -- Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Item 8 of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in nonfunctional currencies using a combination of forward contracts. Principal currencies hedged are the Philippine Peso, the Euro, Indian Rupee, British Pound, Canadian Dollar, Brazilian Real, Chinese Yuan, Colombian Peso and Australian Dollars. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values of our outstanding foreign currency derivative instruments as of November 30, 2018 and 2017, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2018	$125,499	$85,152	$44,821	$35,295	$(35,805)	$(76,102)	$(116,390)
Forward contracts at November 30, 2017	$(15,253)	$(9,773)	$(4,722)	$469	$3,558	$7,661	$11,529

We apply hedge accounting to our long-term forward contracts which would reduce the variability of cash flows denominated in foreign currencies. We serve many of our clients using service delivery centers in other geographies. As a result, the contracts with these clients are typically priced in one currency, while a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. The change in the value of these forward contracts would be expected to offset a corresponding foreign currency change in forecasted hedged revenues or cost when recognized.

All other foreign exchange contracts have typical maturities of six months or less and are executed to protect us against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the respective entities. These contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.

Table of Content

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our outstanding debt obligations which have floated relative to major interest rate benchmarks in the United States, Canada and Japan. We are most sensitive to fluctuations in U.S. interest rates, changes in which affects the costs associated with hedging and interest paid on our debt.

To manage interest rate risk on the U.S. dollar-denominated floating-rate debt, we have entered into interest rate swaps with aggregate notional amounts of $2.0 billion and $600 million as of November 30, 2018 and 2017, respectively, which effectively converted a portion of the floating rate debt to a fixed interest rate. Substantially, all of our interest rate swaps are accounted as cash flow hedges. A 15% variation in our interest rates would not have a material impact on the fair value of our swaps.

The following tables present hypothetical interest expense related to our outstanding borrowings with variable interest rates (after considering the impact of the above mentioned swaps) for the years ended November 30, 2018 and 2017, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$69,448	$68,105	$66,762	$70,791	$72,133	$73,476	$74,819
SYNNEX Canada	964	975	986	996	1,008	1,019	1,030
SYNNEX Infotec	809	811	813	815	817	819	821
Total for the year ended November 30, 2018	$71,221	$69,891	$68,561	$72,602	$73,958	$75,314	$76,670

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$25,421	$26,196	$26,971	$27,746	$28,521	$29,295	$30,070
SYNNEX Canada	351	372	392	413	434	454	475
SYNNEX Infotec	881	886	890	833	900	904	909
Westcon-Comstor North America	3,117	3,300	3,483	3,666	3,850	4,033	4,216
Westcon-Comstor Latin America	6,085	6,443	6,801	7,159	7,517	7,874	8,232
Indian subsidiaries	217	230	243	256	269	281	294
Total for the year ended November 30, 2017	$36,072	$37,427	$38,780	$40,073	$41,491	$42,841	$44,196

Equity Price Risk

The equity price risk associated with our marketable equity securities as of November 30, 2018 and 2017 is not material in relation to our consolidated financial position, results of operations or cash flow. Marketable equity securities include shares of common stock. The investments are classified as either trading or available-for-sale securities and, recorded at fair market value based on quoted market prices. Unrealized gains and losses on trading and available-for-sale securities are included in earnings and other comprehensive income, respectively. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

Table of Content

Item 8.Financial Statements and Supplementary Data

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Table of Content

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

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Convergys Corporation ("Convergys"), which we acquired on October 5, 2018 as discussed in Note 3 -- Acquisitions, to the Consolidated Financial Statements. During the year ended November 30, 2018, Convergys contributed $439.4 million to the Company’s consolidated revenue. As of November 30, 2018, our total assets included $3.2 billion which were specifically attributable to Convergys, of which $2.3 billion represents goodwill and intangibles included within the scope of the assessment. We have included the financial results of Convergys in the consolidated financial statements from the date of acquisition.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2018, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 50 of this Report.

Table of Content

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SYNNEX Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SYNNEX Corporation and its subsidiaries (the Company) as of November 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended November 30, 2018 and the related notes and the financial statement Schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended November 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), SYNNEX Corporation’s internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Santa Clara, California

January 28, 2019

Table of Content

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SYNNEX Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting SYNNEX Corporation (the Company) as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SYNNEX Corporation and its subsidiaries as of November 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2018, and related notes and the financial statement Schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated January 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Convergys Corporation on October 5, 2018 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2018, Convergys Corporation's internal control over financial reporting associated with total assets of $3.2 billion (of which $2.3 billion represents goodwill and intangibles included within the scope of the assessment), and total revenues of $439.4 million included in the consolidated financial statements of the Company as of and for the year ended November 30, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Convergys Corporation.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Santa Clara, California

January 28, 2019

Table of Content

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except for par value)

	November 30, 2018	November 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$454,694	$550,688
Restricted cash	7,126	5,837
Short-term investments	2,581	5,475
Accounts receivable, net	3,855,431	2,846,371
Receivable from related parties	65	77
Inventories	2,518,319	2,162,626
Other current assets	261,536	168,704
Total current assets	7,099,753	5,739,778
Property and equipment, net	571,326	346,589
Goodwill	2,203,316	872,641
Intangible assets, net	1,377,305	583,051
Deferred tax assets	76,508	31,687
Other assets	152,227	124,780
Total assets	$11,480,434	$7,698,526
LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$833,216	$805,471
Accounts payable	3,025,197	2,626,720
Payable to related parties	22,905	16,888
Accrued compensation and benefits	358,352	204,665
Other accrued liabilities	613,449	354,104
Income taxes payable	41,322	33,359
Total current liabilities	4,894,441	4,041,207
Long-term borrowings	2,622,782	1,136,089
Other long-term liabilities	325,119	124,008
Deferred tax liabilities	206,024	113,527
Total liabilities	8,048,366	5,414,831
Commitments and contingencies (Note 17-- Commitments and Contingencies)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 52,861 and 41,092 shares issued as of November 30, 2018 and 2017, respectively	53	41
Additional paid-in capital	1,512,201	467,948
Treasury stock, 2,167 and 1,419 shares as of November 30, 2018 and 2017, respectively	(149,533)	(77,133)
Accumulated other comprehensive income (loss)	(126,288)	(61,919)
Retained earnings	2,195,635	1,954,758
Total stockholders’ equity	3,432,068	2,283,695
Total liabilities and equity	$11,480,434	$7,698,526

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except for per share amounts)

	Fiscal Years Ended November 30,
	2018	2017	2016
Revenue:
Products	$17,608,897	$15,070,871	$12,490,427
Services	2,444,867	1,974,829	1,571,410
Total revenue	20,053,764	17,045,700	14,061,837
Cost of revenue:
Products	(16,611,595)	(14,262,094)	(11,815,479)
Services	(1,514,470)	(1,232,666)	(963,393)
Gross profit	1,927,699	1,550,940	1,282,965
Selling, general and administrative expenses	(1,376,664)	(1,041,975)	(903,369)
Operating income	551,036	508,965	379,596
Interest expense and finance charges, net	(84,675)	(45,357)	(28,993)
Other (expense) income, net	(8,984)	1,123	5,461
Income before income taxes	457,377	464,731	356,064
Provision for income taxes	(156,779)	(163,558)	(121,059)
Net income	300,598	301,173	235,005
Net income attributable to noncontrolling interest	—	—	(59)
Net income attributable to SYNNEX Corporation	$300,598	$301,173	$234,946
Earnings attributable to SYNNEX Corporation per common share:
Basic	$7.23	$7.54	$5.91
Diluted	$7.19	$7.51	$5.88
Weighted-average common shares outstanding:
Basic	41,215	39,556	39,321
Diluted	41,451	39,758	39,530

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

	Fiscal Years Ended November 30,
	2018	2017	2016
Net income	$300,598	$301,173	$235,005
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for fiscal years ended November 30, 2018, 2017 and 2016.	(500)	1,406	(234)
Change in unrealized losses of defined benefit plans, net of taxes of $0 for fiscal years ended November 30, 2018 and 2017, respectively, and $428 for fiscal year ended November 30, 2016	(2,989)	(2,202)	(1,447)
Reclassification of net (gains) losses to net income, net of tax of $0 for fiscal years ended November 30, 2018 and 2017 and $129 for fiscal year ended November 30, 2016	2,039	739	380
Total change in unrealized gains (losses) of defined benefit plans, net of taxes	(950)	(1,463)	(1,067)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(6,532), $(2,198) and $540 for fiscal years ended November 30, 2018, 2017 and 2016, respectively	19,638	3,759	(1,800)
Reclassification of net (gains) losses to net income, net of taxes of $1,150, $(677) and $(555) for fiscal years ended November 30, 2018, 2017 and 2016, respectively	(3,104)	1,085	881
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	16,534	4,844	(919)
Foreign currency translation adjustments, net of taxes of $274, $(983) and $(952) for fiscal years ended November 30, 2018, 2017 and 2016, respectively	(79,453)	26,410	(35,634)
Other comprehensive income (loss)	(64,369)	31,197	(37,854)
Comprehensive income:	236,229	332,370	197,151
Comprehensive income attributable to noncontrolling interest	—	—	(84)
Comprehensive income attributable to SYNNEX Corporation	$236,229	$332,370	$197,067

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency and share amounts in thousands)

	SYNNEX Corporation Stockholders
	Common stock		Additional paid-in	Treasury Stock		Accumulated other comprehensive	Retained	Noncontrolling
	Shares	Amount	capital	Shares	Amount	income (loss)	earnings	interest	Total equity
Balances, November 30, 2015	40,350	$40	$411,687	1,161	$(51,287)	$(55,237)	$1,494,178	$516	$1,799,897
Share-based compensation	—	—	13,971	—	—	—	—	—	13,971
Tax benefits from equity awards	—	—	8,134	—	—	—	—	—	8,134
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	466	1	7,549	91	(9,058)	—	—	—	(1,508)
Repurchases of common stock	—	—	—	87	(6,917)	—	—	—	(6,917)
Cash dividends declared	—	—	—	—	—	—	(33,724)	—	(33,724)
Changes in ownership of noncontrolling interests	—	—	(628)	—	—	—	—	(578)	(1,206)
Other comprehensive income (loss)	—	—	—	—	—	(37,879)	—	25	(37,854)
Net income	—	—	—	—	—	—	234,946	59	235,005
Balances, November 30, 2016	40,816	41	440,713	1,339	(67,262)	(93,116)	1,695,400	22	1,975,798
Share-based compensation	—	—	17,368	—	—	—	—	—	17,368
Tax benefits from equity awards	—	—	5,546	—	—	—	—	—	5,546
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	276	—	4,236	80	(9,871)	—	—	—	(5,635)
Cash dividends declared	—	—	—	—	—	—	(41,815)	—	(41,815)
Changes in ownership of noncontrolling interests	—	—	85	—	—	—	—	(22)	63
Other comprehensive income	—	—	—	—	—	31,197	—	—	31,197
Net income	—	—	—	—	—	—	301,173	—	301,173
Balances, November 30, 2017	41,092	41	467,948	1,419	(77,133)	(61,919)	1,954,758	—	2,283,695
Share-based compensation	—	—	22,678	—	—	—	—	—	22,678
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	258	—	4,924	68	(6,413)	—	—	—	(1,489)
Repurchases of common stock	—	—	—	680	(65,987)	—	—	—	(65,987)
Cash dividends declared	—	—	—	—	—	—	(59,720)	—	(59,720)
Common stock issued for the acquisition of Convergys, net of stock issuance costs	11,511	12	1,016,652	—	—	—	—	—	1,016,664
Other comprehensive income (loss)	—	—	—	—	—	(64,369)	—	—	(64,369)
Net income	—	—	—	—	—	—	300,598	—	300,598
Balances, November 30, 2018	52,861	$53	$1,512,201	2,167	$(149,533)	$(126,288)	$2,195,635	$—	$3,432,068

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

	Fiscal Years Ended November 30,
	2018	2017	2016
Cash flows from operating activities:
Net income	$300,598	$301,173	$235,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,287	159,886	121,293
Share-based compensation	22,678	17,368	13,971
Provision for doubtful accounts	7,246	8,268	1,734
Excess tax benefit from share-based compensation	—	(5,546)	(8,308)
Deferred income taxes	(46,888)	(25,221)	(7,409)
Unrealized foreign exchange (gains) losses	8,867	(3,542)	(3,009)
Convertible debt conversion option fair value and extinguishment gains	(9,996)	—	—
Other	(2,310)	4,861	1,156
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable, including from related parties	(512,984)	(478,273)	95,044
Inventories	(367,899)	(243,332)	(410,162)
Accounts payable, including to related parties	381,970	341,962	265,609
Other assets and liabilities	94,138	99,160	19,780
Net cash provided by operating activities	100,706	176,764	324,704
Cash flows from investing activities:
Purchases of investments	(66)	(12,942)	(92,264)
Proceeds from maturity of held-to-maturity investments	5,680	10,625	92,549
Proceeds from sale of trading investments	12,893	—	—
Purchases of property and equipment	(125,305)	(97,546)	(123,233)
Acquisition of businesses, net of cash acquired and refunds	(1,069,946)	(526,658)	(414,801)
Purchase of cost-method investment	—	(30,000)	—
Other	(2,848)	2,264	5,869
Net cash used in investing activities	(1,179,592)	(654,257)	(531,880)
Cash flows from financing activities:
Proceeds from borrowings, net of debt discount and issuance costs ($9,187, $4,400, and $0 in fiscal year ended November 30, 2018, 2017 and 2016, respectively)	10,060,449	9,061,771	3,503,516
Repayments of borrowings	(8,930,165)	(8,382,379)	(3,285,687)
Dividends paid	(59,720)	(41,815)	(33,724)
Excess tax benefit from share-based compensation	—	5,546	8,308
Increase (decrease) in book overdraft	(1,028)	1,166	(2,499)
Repurchases of common stock	(65,987)	—	(6,917)
Proceeds from issuance of common stock	4,924	4,236	7,550
Repurchases of common stock for tax withholdings on equity awards	(6,413)	(9,871)	(9,058)
Other	(914)	—	(1,337)
Net cash provided by financing activities	1,001,147	638,654	180,152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,969)	8,414	(10,439)
Net increase (decrease) in cash, cash equivalents and restricted cash	(94,709)	169,575	(37,463)
Cash, cash equivalents and restricted cash at beginning of year	556,742	387,167	424,630
Cash, cash equivalents and restricted cash at end of year	$462,033	$556,742	$387,167
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$88,645	$36,783	$21,941
Income taxes paid	$144,705	$136,805	$101,953
Supplemental disclosure of non-cash investing activities:
Fair value of common stock issued for acquisition of business	$1,017,329	$—	$—
Accrued costs for property and equipment purchases	$4,186	$2,239	$2,534

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(currency and share amounts in thousands, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company headquartered in Fremont, California and has operations in the Americas, Asia-Pacific, Europe and Africa.

The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes a broad range of information technology (“IT”) systems and products and also provides systems design and integration solutions. The Concentrix segment offers a portfolio of technology-enabled strategic solutions and end-to-end global business outsourcing services focused on customer engagement, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten industry verticals.

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

The Consolidated Financial Statements include 100% of the assets and liabilities of majority-owned subsidiaries and the ownership interest of minority investors is recorded as noncontrolling interest. Investments in 20% through 50% owned affiliated companies are accounted under the equity method where the Company exercises significant influence over operating and financial affairs of the investee and is not the primary beneficiary. Investments in less than 20% owned companies are recorded as cost method investments, available for sale securities or trading securities, unless the Company has significant influence.

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

The Technology Solutions segment distributes peripherals, IT systems, including data center servers, system components, software, networking, communications, security equipment, consumer electronics (“CE”) and complementary products to a variety of customers, including value-added resellers, system integrators and retailers. The segment also designs and integrates energy efficient data center servers built specific to the customers' data center environment.

The Concentrix segment offers a range of technology-enabled global business outsourcing services focused on customer engagement, process optimization and front and back-office automation to clients in ten industry verticals. The portfolio of services offered comprises end-to-end process outsourcing services that are delivered through omni-channels including both voice and non-voice.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of money market deposit accounts and money market funds that are stated at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of amounts that are insured.

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive income (loss),” in stockholders’ equity and reclassified into earnings in the same line associated with the forecasted transactions, in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

For derivative instruments that are not designated as hedges, gains and losses on derivative instruments are reported in the Consolidated Statements of Operations in the current period.

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

Equipment and Furniture	3 - 10 years
Software	3 - 7 years
Leasehold improvements	2 - 15 years
Buildings and building improvements	10 - 40 years

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Business Combinations

The purchase price is allocated to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired entity and the Company and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. The Company includes the results of operations of the acquired business in the Consolidated Financial Statements prospectively from the date of acquisition. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include, direct third-party professional and legal fees, and integration-related costs.

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

If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of sales and other multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss. No goodwill impairment has been identified for any of the years presented.

Intangible assets consist primarily of customer relationships and lists, vendor lists, technology and trade names. Amortization is based on the pattern in which the economic benefits of the intangible assets will be consumed or on a straight line basis when the consumption pattern is not apparent over the following useful lives:

Customer relationships and lists	4 - 15 years
Vendor lists	10 years
Technology	5 years
Other intangible assets	1- 10 years

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

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, the compositions and maturities of which are regularly monitored by management. Through November 30, 2018, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers and original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through November 30, 2018, such losses have been within management’s expectations.

In fiscal years 2018, 2017 and 2016, one customer accounted for 17%, 21% and 12%, respectively of the Company’s consolidated revenue. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12%, 13% and 17% of the consolidated revenue for fiscal years 2018, 2017 and 2016, respectively.

As of November 30, 2018, there was no customer which represented more than 10% of the total accounts receivable balance. As of November 30, 2017, one customer comprised 12% of the total accounts receivable balance.

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

Technology Solutions

The Company generally recognizes revenue on the sale of hardware and software products when they are shipped or delivered and on services when they are performed, if persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection of resulting accounts receivable is reasonably assured, risk of loss and title have transferred and product returns are reasonably estimable. Binding purchase orders from customers together with agreement to the Company's terms and conditions of sale by way of an executed agreement or other signed document constitutes evidence of an arrangement. Where product acceptance provisions exist, assuming all other revenue recognition criteria are met, revenue is recognized upon the earlier of shipment/delivery for products that have been demonstrated to meet product specifications, customer acceptance or the lapse of acceptance provisions.

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

Table of Content

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

Selling, General and Administrative expenses

Selling, general and administrative expenses are charged to income as incurred. Expenses of promoting and selling products and services are classified as selling expense and include such items as compensation, sales commissions and travel. General and administrative expenses include such items as compensation, cost of warehouse, delivery centers and other non-integration facilities, legal and professional costs, office supplies, non-income taxes, insurance and utility expenses. In addition, selling, general and administrative expenses include other operating items such as allowances for credit losses, depreciation and amortization of non-technology related intangible assets.

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

Table of Content

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

Income taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Tax on global low-taxed intangible income is accounted for as a current expense in the period in which the income is includable in a tax return using the “period cost” method. Valuation allowances are provided against deferred tax assets that are not likely to be realized.

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

Share-based compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for stock options, restricted stock awards and units, performance restricted stock units and employee stock purchase plans is determined based on the fair value at the measurement date. The Company recognizes stock-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its performance based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. Effective fiscal year 2018, the Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur. Prior to fiscal year 2018, the Company estimated forfeitures and only recorded compensation costs for those awards that were expected to vest.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Pension and post-retirement benefits

The funded status of the Company’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at November 30, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO") and, for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation ("APBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. For active plans, the present value reflects estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, inflation, rate of compensation increases, interest crediting rates and mortality rates. The assumptions used are reviewed on an annual basis. The Company records pension expense related to multi-employer plans based on the amount of contributions that are contractually owed during the period based on the service provided by the employee.

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

Recently adopted accounting pronouncements

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

In March 2016, the FASB, issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the Consolidated Statement of Cash Flows. The guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted this guidance prospectively, during the first quarter of fiscal year 2018. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

Recently issued accounting pronouncements

In August 2018, the FASB issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendment requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets including significant gains and losses affecting the benefit obligation for the period. This standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The adoption is not expected to have a material impact on the Company's Consolidated Financial Statements.

Table of Content

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

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new guidance.

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

In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases. The most significant impact to the Company’s Consolidated Financial Statements relates to the recognition by a lessee of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight line expense while finance leases will result in a front-loaded expense pattern. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2020 using a modified retrospective approach and early adoption is permitted. The Company expects that most of its operating lease commitments will be subject to the new standard and be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company is currently evaluating the impact of the adoption of this new standard on its Consolidated Financial Statements.

In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which will be measured at fair value through earnings. The new guidance is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017, with early adoption permitted only for certain provisions. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The adoption is not expected to have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is applicable for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application for fiscal years, and interim periods within those years, beginning after December 15, 2016 permitted. The standard permits the use of either the retrospective or cumulative effect transition method. This accounting standard is applicable to the Company at the beginning of the first quarter of fiscal year 2019 and will be adopted on a full retrospective basis. The Company is currently in the process of finalizing the impact of the adoption, including evaluating and assessing the impact on historical periods, and implementing the appropriate changes to its business processes, systems, and controls to support revenue recognition. The guidance is expected to change the recording of revenue to net presentation on certain Technology Solutions customer transactions. This change in presentation will result in a reduction in revenue, estimated to be up to 4% of previously reported revenue. However, the impact to the Company’s revenue growth trend, consolidated gross profit, operating and net income, earnings per share, cash flows or the balance sheet is not expected to be material. The impact of adoption is not expected to be material for the Concentrix segment. Additionally, the Company is in the process of evaluating the impact of the expanded disclosure requirements.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

NOTE 3—ACQUISITIONS:

Fiscal 2018 acquisition

On October 5, 2018, the Company acquired 100% of Convergys Corporation ("Convergys"), an Ohio Corporation, a customer experience outsourcing company, for a purchase price of $2,269,527, pursuant to a merger agreement dated June 28, 2018. The acquisition is related to the Company's Concentrix segment and is expected to add scale, diversify the revenue base, expand the Company's service delivery footprint and strengthen the Company’s leadership position as a top global provider of customer engagement services.

The acquisition has been accounted for as a business combination. Under the merger agreement, at the completion of the acquisition, each outstanding Convergys common share converted into the right to receive $13.25 in cash and 0.1263 shares of common stock of the Company, plus cash in lieu of any fractional shares, without interest. In addition, the Company assumed Convergys outstanding employee stock-based awards, with each award to be settled in cash at $24.76 per award unit, less any applicable exercise price and without interest, in accordance with specified vesting terms. As indicated in Note 11--Borrowings, the Company drew its U.S. Term Loan Credit Agreement to fund the above payments and for settlement of Convergys' outstanding debt on the date of acquisition. The total purchase consideration is as follows:

Purchase consideration:	Fair value
Cash	$1,208,419
Stock consideration	1,017,329
Stock awards assumed	43,779
$2,269,527

The Company issued 11,511 shares of its common stock to Convergys shareholders, giving them an approximate 22% stake in the Company at the closing date, excluding prior holdings in the Company. The fair value of the stock consideration was based on the price of the Company’s common stock on the New York Stock Exchange as of the time of issuance. Additionally, the Company assumed Convergys stock-based awards with an estimated fair value of $70,221 on the closing date. The fair value of the awards was based on the value of the cash and stock consideration received by the Convergys shareholders on the acquisition date. Of the equity awards assumed, the portion relating to the pre-combination service period was allocated to the purchase consideration, and the remainder of the estimated fair value and payments in excess of fair value are being expensed over the remaining service periods on a straight-line basis.

The preliminary purchase price allocation is as follows:

Preliminary purchase price allocation:	Preliminary Fair Value
Cash, cash equivalents and restricted cash	$169,988
Short-term investments	13,038
Accounts receivable, net (Gross accounts receivable: $558,888)	554,777
Other current assets	86,570
Property and equipment	214,565
Goodwill	1,361,429
Intangible assets	927,000
Deferred tax assets	31,547
Other assets	33,732
Borrowings, current	(321,865)
Accounts payable	(59,720)
Accrued compensation and benefits	(213,455)
Other accrued liabilities	(255,267)
Income taxes payable	(17,311)
Other long-term liabilities	(136,446)
Deferred tax liabilities	(119,055)
Purchase consideration	$2,269,527

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

The identifiable intangible assets acquired and their estimated useful lives are summarized as follows:

	Preliminary fair value	Weighted average useful Life
Customer relationships	$925,000	15 years
Technology	2,000	5 years
Total intangibles acquired	$927,000

Amortization of customer relationships is recorded in “Selling, general and administrative expenses” and amortization of technology is recorded in “Cost of revenue” for “services.”

The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their preliminary fair values at the acquisition date. The excess of the purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill, and is attributed to the assembled workforce and the expected revenue and cost synergies due to the diversified revenue base and comprehensive service portfolio delivery capabilities resulting from the acquisition. Goodwill is not deductible for tax purposes. The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the acquisition date throughout the remainder of the measurement period.

The Company’s Consolidated Statement of Operations for the year ended November 30, 2018 includes approximately $439,400 of revenue from Convergys. Earnings contributed by the acquired business are not separately identifiable due to the integration activities of the Company. Acquisition-related and integration expenses related to the Convergys acquisition were $37,490 during the year ended November 30, 2018 and consist of bridge financing commitment fees, professional and valuation services, severance and lease termination payments and other costs incurred to complete the acquisition and retention payments to integrate the business. These charges were recorded in "Selling, general and administrative expenses."

The following unaudited pro forma financial information combines the unaudited Consolidated Results of Operations as if the acquisition of Convergys had occurred at the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles, interest expense incurred on borrowings to fund the acquisition, useful lives of fixed assets, removal of certain non-recurring transaction costs comprising legal and banking fees, the related tax effects of the pro forma adjustments and the issuance of shares as part of the consideration for the acquisition.

The unaudited pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal periods presented.

	Years Ended November 30,
	2018	2017
Revenue	$22,286,247	$19,870,496
Net income attributable to SYNNEX Corporation	302,369	344,573
Earnings per share attributable to SYNNEX Corporation:
Basic	$5.89	$6.70
Diluted	$5.87	$6.67

Fiscal 2017 acquisitions

On September 1, 2017, the Company acquired the North America and Latin America distribution businesses of Datatec Limited, a public limited company incorporated in the Republic of South Africa (“Datatec”), through the purchase of 100% of the shares of its subsidiary, Westcon Group, Inc., a Delaware company (“Westcon-Comstor Americas”) for an initial purchase price of $633,568, comprising cash and contingent consideration payable in cash. The acquisition has been integrated into the Technology

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Solutions segment and is expected to strengthen the Company’s line card in the security, Unified Communications and Collaboration and networking markets, enhance the Company’s North American position and expand the Company’s footprint into Latin America. As part of the transaction, the Company entered into an agreement with Datatec whereby Westcon-Comstor Americas and Datatec will cooperate in the global deployment of solutions to certain global customers of Westcon-Comstor Americas and Datatec's distribution business outside the Americas for specified fees.

The purchase price for the acquisition was allocated to net tangible and intangible assets based on their fair values as of the acquisition date, resulting in net tangible liabilities of $43,912, goodwill of $339,480 and intangible assets of $338,000, primarily comprising customer and vendor relationships. The excess of the purchase price over the net liabilities acquired was recorded as goodwill, and is attributed to the assembled workforce, expanded market opportunities due to a stronger line card and geographic expansion, and expected revenue and cost synergies. Goodwill of $5,748 is deductible for U.S. income tax purposes. In order to fund the acquisition, the Company amended and increased its existing senior secured credit agreement in the United States on September 1, 2017.

On July 31, 2017, the Company acquired 100% of Tigerspike Pty Ltd, a digital products company incorporated in Australia, specializing in strategy, experience design, development and systems integration, for a purchase price of $67,014. The acquisition has been integrated into the Concentrix segment and is expected to enhance Concentrix' digital and mobility competencies by providing improved business intelligence and performance for its clients through enabling technologies that are designed to create effortless, personalized end-user engagements. Based on the purchase price allocation, the Company recorded net tangible liabilities of $1,382, goodwill of $43,095 and intangible assets of $25,300, primarily comprising customer relationships. Goodwill is not deductible for tax purposes.

Measurement period adjustments recorded for fiscal year 2017 acquisitions were not material.

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

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

2003 Stock Incentive Plan

The Company’s 2003 Stock Incentive Plan terminated in March 2013. The number of authorized shares under the 2003 Stock Incentive Plan was 14,120 shares of common stock. The equity awards outstanding under this plan as of November 30, 2018 continue to be governed by their existing terms. The outstanding stock options granted to qualified employees vested over a five-year period and have a contractual term of ten years. Stock options granted to qualified non-employee directors vested over three years. The exercise price of incentive stock option grants was equal to 100% of the fair market value of those shares on the date of the grant.

2014 Employee Stock Purchase Plan

On January 6, 2014, the Board of Directors approved the adoption of the 2014 Employee Stock Purchase Plan (“2014 ESPP”) to succeed the Company's 2003 Employee Stock Purchase Plan. The 2014 ESPP, as amended, commenced on January 1, 2015 with 750 authorized shares. Under the 2014 ESPP, there are four offering periods of three months each in a calendar year. Eligible employees in the United States can choose to have a fixed percentage deducted from their bi-weekly compensation to purchase the Company’s common stock at a discount of 5%. The maximum number of shares a participant may purchase is 0.625 during a single accumulation period subject to a maximum purchase limit of $10 in a calendar year. Employees at associate vice president level and above are not eligible to participate in the plan.

Share-based compensation expense related to the 2014 ESPP was immaterial during fiscal years 2018, 2017 and 2016.

Share Repurchase Programs

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During fiscal year ended November 30, 2018, the Company repurchased shares aggregating 680 at a total cost of $65,987. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

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

Dividends

The Company declared cumulative cash dividends of $1.40, $1.05 and $0.85 per share during the years ended November 30, 2018, 2017 and 2016, respectively. On January 10, 2019, the Company announced a cash dividend of $0.375 per share to stockholders of record as of January 22, 2019, payable on January 31, 2019. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 5—SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for fiscal years 2018, 2017 and 2016 as follows:

	Fiscal Years Ended November 30,
	2018	2017	2016
Total share-based compensation	$22,767	$17,523	$14,023
Tax effect of share-based compensation	(6,156)	(6,167)	(4,768)
Net effect on net income	$16,611	$11,356	$9,255

Substantially all of the share-based compensation expense was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Valuation Assumptions

The Company estimates the fair value of share-based payment awards on the measurement date and recognizes as expense over the requisite service period in the Company’s financial statements.

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

The fair value of stock awards is determined based on the stock price at the date of grant. For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period. For performance-based restricted stock units, the grant-date fair value assumes that the targeted performance goals will be achieved. Over the performance period, the number of awards will be adjusted higher or lower based on the probability of achievement of performance goals.

Through fiscal year 2017, the Company estimated forfeitures and only recorded compensation costs for those awards that were expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions were adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures. From fiscal year 2018, the Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.

The following assumptions were used in the Black-Scholes valuation model in fiscal years 2018, 2017 and 2016:

	Fiscal Years Ended November 30,
	2018	2017	2016
Stock option plan:
Expected life (years)	6.0	5.9	5.8
Risk free interest rate	3.09%	2.11%	1.43%
Expected volatility	30.85%	29.41%	31.44%
Dividend yield	1.84%	0.93%	0.89%

A summary of the activities under the Company’s stock incentive plan is set forth below:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balances, November 30, 2017	1,340	617	$72.42
Restricted stock awards granted	(248)	—	—
Restricted stock units granted	(77)	—	—
Restricted stock cancelled/forfeited	72	—	—
Options granted	(198)	198	$79.92
Options exercised	—	(35)	$43.99
Balances, November 30, 2018	889	780	$75.62

Employee Stock Options

The weighted-average grant-date fair values of the stock options granted during fiscal years 2018, 2017 and 2016 were $22.96, $36.92, and $32.66, respectively. As of November 30, 2018, 780 options were outstanding with a weighted average life of 6.81 years, a weighted average exercise price of $75.62 per option and an aggregate pre-tax intrinsic value of $12,482. As of November 30, 2018, 412 options were vested and exercisable with a weighted average life of 4.99 years, a weighted average exercise price of $59.47 per share and an aggregate pre-tax intrinsic value of $11,374.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2018, 2017 and 2016 were as follows:

	Fiscal Years Ended November 30,
	2018	2017	2016
Intrinsic value of options exercised	$2,465	$3,856	$11,918
Cash received from exercise of options	$1,561	$1,400	$5,157

The Company settles employee stock option exercises with newly issued common shares.

As of November 30, 2018, the unamortized share-based compensation expense related to unvested stock options under the 2013 Stock Incentive Plan was $9,697 which will be recognized over an estimated weighted-average amortization period of 3.74 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the changes in the Company’s non-vested restricted stock awards and stock units during fiscal year 2018 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2017	701	$103.74
Awards granted	248	80.77
Units granted(1)	77	99.86
Awards and units vested	(189)	88.21
Awards and units cancelled/forfeited(2)	(72)	97.63
Non-vested as of November 30, 2018	764	$99.28

(1)	For performance-based restricted stock units, the maximum number of shares that can be awarded upon full vesting of the grants is included.
(2)	For performance-based restricted stock units, the difference between maximum awards and the actual number of shares issued upon full vesting is included.

As of November 30, 2018, there was $60,355 of total unamortized share-based compensation expense related to non-vested restricted stock awards and stock units granted under the 2013 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.27 years.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

NOTE 6—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of November 30,
	2018	2017
Cash and cash equivalents	$454,694	$550,688
Restricted cash	7,126	5,837
Restricted cash included in other assets	213	217
	$462,033	$556,742

Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, the issuance of bank guarantees and a government grant.

	As of November 30,
	2018	2017
Accounts receivable, net:
Accounts receivable	$3,929,282	$2,918,703
Less: Allowance for doubtful accounts	(14,665)	(19,193)
Less: Allowance for sales returns	(59,186)	(53,139)
	$3,855,431	$2,846,371

Allowance for doubtful accounts receivables:
Balance at November 30, 2015	$14,417
Additions	1,734
Write-offs and deductions	(2,587)
Balance at November 30, 2016	13,564
Additions	8,268
Write-offs and deductions	(2,639)
Balance at November 30, 2017	19,193
Additions	7,246
Write-offs and deductions	(11,774)
Balance at November 30, 2018	$14,665

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

	As of November 30,
	2018	2017
Property and equipment:
Land	$31,102	$25,922
Equipment, computers and software	423,467	306,665
Furniture and fixtures	104,474	60,892
Buildings, building improvements and leasehold improvements	368,107	270,649
Construction-in-progress	29,021	12,049
Total property and equipment, gross	956,170	676,177
Less: Accumulated depreciation	(384,844)	(329,588)
Property and equipment, net	$571,326	$346,589

Depreciation expense for fiscal years 2018, 2017 and 2016, was $100,955, $80,705 and $65,803, respectively.

Goodwill:	Fiscal Year Ended November 30, 2018			Fiscal Year Ended November 30, 2017
	Technology Solutions	Concentrix	Total	Technology Solutions	Concentrix	Total
Balance, beginning of year	$437,225	$435,416	$872,641	$96,412	$389,827	$486,239
Additions/adjustments from acquisitions (See Note 3)	(960)	1,360,795	1,359,835	340,440	37,642	378,082
Foreign exchange translation	(8,490)	(20,671)	(29,160)	373	7,947	8,320
Balance, end of year	$427,775	$1,775,541	$2,203,316	$437,225	$435,416	$872,641

Intangible assets, net:	As of November 30, 2018			As of November 30, 2017
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,552,322	$(333,266)	$1,219,056	$619,431	$(236,282)	$383,149
Vendor lists	179,019	(53,318)	125,701	180,041	(39,016)	141,025
Technology	14,767	(7,064)	7,704	38,041	(6,519)	31,522
Other intangible assets	35,559	(10,715)	24,844	33,745	(6,390)	27,355
	$1,781,667	$(404,363)	$1,377,305	$871,258	$(288,207)	$583,051

Amortization expense for fiscal years 2018, 2017 and 2016, was $124,332, $79,181 and $55,490, respectively. The increase in intangible assets, gross as of November 30, 2018 compared to November 30, 2017 was due to the Convergys acquisition in the Concentrix segment. See Note 3 -- Acquisitions.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2019	$210,942
2020	188,570
2021	173,532
2022	150,213
2023	131,762
Thereafter	522,286
Total	$1,377,305

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes, attributable to SYNNEX Corporation were as follows:

	Unrealized gains on available-for-sale securities, net of taxes	Unrecognized defined benefit plan costs, net of taxes	Unrealized gains on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance, beginning of year	$2,119	$(2,313)	$386	$(62,111)	$(61,919)
Other comprehensive income (loss) before reclassification	(500)	(2,989)	19,638	(79,453)	(62,346)
Reclassifications of (gains) losses from Other comprehensive income (loss)	—	2,039	(3,104)	—	(2,023)
Balance, end of year	$1,619	$(3,263)	$16,920	$(141,564)	$(126,288)

Reclassifications of (gains) losses on cash flow hedges of foreign exchange forward contracts are recorded in "Cost of revenue" for "Services" and "Selling, general and administrative expenses" in the "Consolidated Statement of Operations." Reclassifications of (gains) losses on cash flow hedges of interest rate swaps are recorded in "Interest expense and finance charges, net" in the Company's "Consolidated Statements of Operations." Reclassifications of amortization of actuarial (gains) losses of defined benefits plans is recorded in "Other income (expense), net" in the "Consolidated Statements of Operations."

NOTE 7—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	As of November 30, 2018			As of November 30, 2017
	Adjusted Cost Basis	Unrealized Gains	Carrying Value	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Carrying Value
Short-term investments:						—
Trading securities	$158	$2,423	$2,581	$—	$—		$—
Held-to-maturity investments	—	—	—	$5,475	—	—	$5,475

Long-term investments in “Other assets:”
Available-for-sale securities	$2,098	$1,948	$4,046	$972	$2,404		$3,376
Held-to-maturity investments	$5,017	—	$5,017	$5,189		(225)	$5,189
Cost-method investments	$36,731	—	$36,731	$33,817	—	—	$33,817

Short-term trading securities consist of equity interest in a company, which was previously classified as a long-term cost-method investment as fair value was not readily determinable. Short-term held-to-maturity investments primarily comprised of term deposits with maturities from the date of purchase greater than three months and less than one year. These term deposits are held until the maturity date and are not traded. Long-term available-for-sale securities primarily consist of investments in other companies’ equity securities and foreign government bonds purchased pursuant to local regulations, maturing in fiscal year 2023. Long-term held-to-maturity investments consist of term deposits with maturities not exceeding one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term cost-method investments consist primarily of investments in equity securities of private entities.

Trading and available-for-sale securities are recorded at fair value in each reporting period and therefore the carrying value of these securities equals their fair value (See Note 9 -- Fair Value Measurements). Available-for-sale securities in a continuous unrealized loss position for longer than 12 months are not material. For cost-method investments, the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

The following table summarizes the total gains recorded in “Other income (expense), net” in the Consolidated Statements of Operations for changes in the fair value of the Company's trading investment:

	Fiscal Years Ended November 30,
	2018	2017	2016
Gains on trading securities	$2,423	$—	$—

Cash flows from purchases of available-for-sale and held-to-maturity securities are classified as cash flows from investing activities and reported gross on a combined basis as these principally represent cash flows from held-to-maturity securities.

NOTE 8—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest rate risk, equity risk, commodity price changes and credit risk. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity’s functional currency. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset a portion of the risk on expected future cash flows, earnings, on net investments in certain foreign subsidiaries and on certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s hedging program is not used for trading or speculative purposes.

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, or as a component of “AOCI” in the Consolidated Balance Sheets, as discussed below.

Cash Flow Hedges

To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries with functional currencies that are not the U.S. dollar may hedge a portion of forecasted revenue or costs not denominated in the subsidiaries’ functional currencies. These instruments mature at various dates through March 2021. The Company also uses interest rate derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities up to October 31, 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of "Revenue from Services" in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of "Cost of revenue" for "services" and/or "Selling, general and administrative expenses" in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in "Interest expense and Finance charges, net" in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

Non-Designated Derivatives

The Company uses short-term forward contracts to offset the foreign exchange risk on assets and liabilities denominated in currencies other than the functional currency of the respective entities. The contracts not designated as hedging instruments mature or settle in six months or less. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

See Note 11--Borrowings, for the accounting for the embedded derivative in the 5.75% Junior Subordinated Convertible Debentures assumed by the Company’s subsidiary, Concentrix CVG Corporation, as part of the Convergys acquisition.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 9-- Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2018	November 30, 2017
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,008,895	$248,069
Other current assets	12,651	1,483
Other accrued liabilities	1,856	1,194
Other long-term liabilities	—	1,372
Interest rate swap (notional value)	$100,000	$—
Other assets	3,519	—
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$624,014	$—
Other current assets	2,819	—
Other assets	1,015	—
Other accrued liabilities	9,632	—
Other long-term liabilities	2,674	—
Interest rate swaps (notional value)	$1,900,000	$600,000
Other current assets	884	—
Other assets	4,985	3,484
Other accrued liabilities	—	389
Other long-term liabilities	9,004	1,996

Volume of activity

The notional amounts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, the Euro, Indian Rupee, British Pound, Canadian Dollar, Brazilian Real, Chinese Yuan, Colombian Peso and Australian Dollars that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

The Effect of Derivative Instruments in AOCI and the Consolidated Statement of Earnings

The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income, or OCI, and the Consolidated Statements of Operations:

	Location of Gain (Loss) in Income(1)	Fiscal Years Ended November 30,
		2018	2017	2016
Total "Cost of revenue" for "services"		$(1,514,470)	$(1,232,666)	$(963,393)
Total "Selling, general and administrative expenses"		(1,376,664)	(1,041,975)	(903,369)
Total "Interest expense and finance charges, net"		(84,675)	(45,357)	(28,993)

Derivative Instruments designated as cash flow hedges:
Gains (Losses) recognized in OCI:
Foreign exchange contracts		$27,426	$—	$—
Interest rate swaps		(1,256)	5,957	(2,340)
Total		$26,170	$5,957	$(2,340)

Gains (Losses) reclassified from AOCI into income:
Foreign exchange contracts
Gain reclassified from AOCI into income	Cost of revenue for services	$1,021	$—	$—
Gain reclassified from AOCI into income	Selling, general and administrative expenses	441	—	—
Interest rate swaps
Gain (Loss) reclassified from AOCI into income	Interest expense and finance charges, net	2,792	(1,762)	(1,436)
Total		$4,254	$(1,762)	$(1,436)

Derivative Instruments not designated as hedging instruments:
Gain (loss) recognized from Foreign exchange forward contracts, net	Cost of revenue for services and Selling, general and administrative expenses	$3,378	$—	$—
Loss recognized from Foreign exchange forward contracts, net	Other income (expense), net	(6,126)	(2,217)	(1,629)
Loss recognized from Interest rate swaps, net	Interest expense and Finance charges, net	(318)	—	—
Total		$(3,066)	$(2,217)	$(1,629)

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $17,468.

Offsetting of Derivatives

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $6,850 each as of November 30, 2018 and $1,352 each as of November 30, 2017.

Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. The Company manages the potential risk of credit losses through careful evaluation of counterparty credit standing and selection of counterparties from a limited group of financial institutions.

Table of Content

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2018				As of November 30, 2017
	Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$108,785	$108,785	$—	$—	$157,935	$157,935	$—	$—
Trading securities	2,581	2,581	—	—	—	—	—	—
Available-for-sale securities	4,015	4,015	—	—	3,376	3,376	—	—
Forward foreign currency exchange contracts	16,485	—	16,485	—	1,483	—	1,483	—
Interest rate swaps	9,388	—	9,388	—	3,484	—	3,484	—
Liabilities:
Forward foreign currency exchange contracts	$14,162	$—	$14,162	$—	$2,566	$—	$2,566	$—
Interest rate swaps	9,004	—	9,004	—	2,385	—	2,385	—
Convertible debentures conversion option	77,238	—	—	77,238	—	—	—	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in trading and available-for-sale securities consist of equity securities and are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contract are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2018 and 2017.

In connection with the Convergys acquisition, the Company's subsidiary, Concentrix CVG Corporation ("Concentrix CVG"), assumed Convergys' 5.75% Junior Subordinated Convertible Debentures due September 2029 ("Convertible Debentures") and recorded the principal amount and conversion spread at fair value. See Note 11--Borrowings. The fair value of the Convertible Debentures conversion option was based on a probabilistic analysis using the Monte Carlo simulation approach. The model considered simulated movements in the Company's stock price until the conversion date using estimated stock volatility of 35%, a risk free rate of 2.7%, discount and dividend yields of 4.6% and $0.35 per share each quarter, respectively, over the estimated period until the Company would be entitled to redeem the debentures in September 2019. From the acquisition date until November 30, 2018, the fair value of the conversion spread decreased by $4,085.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

The carrying values of held-to-maturity securities with maturities less than one year, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The fair value of cost-method investments is based on an internal valuation of the investees based on the best available information at the measurement date. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

During fiscal years 2018, 2017 and 2016, there were no transfers between the fair value measurement category levels.

NOTE 10—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company's trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of November 30, 2018 and 2017, accounts receivable sold to and held by the financial institution under this program were $33,677 and $49,826, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statement of Operations. During the fiscal years ended November 30, 2018, 2017 and 2016, discount fees were $1,621, $1,201 and $968, respectively.

SYNNEX Infotec, the Company's Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of November 30, 2018 and 2017 were $2,848 and $2,306, respectively.

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

The following table summarizes the net sales financed through the flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2018	2017	2016
Net sales financed	$1,734,860	$1,262,325	$1,264,117
Flooring fees(1)	10,698	8,192	8,240

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of November 30, 2018 and 2017, accounts receivable subject to flooring agreements were $84,668 and $65,684, respectively.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

NOTE 11—BORROWINGS:

Borrowings consist of the following:

	As of November 30,
	2018	2017
SYNNEX United States accounts receivable securitization arrangement	$615,000	$288,400
SYNNEX Canada accounts receivable securitization arrangement	—	19,389
SYNNEX Japan credit facility - revolving line of credit component	20,268	52,426
Westcon-Comstor North America revolving line of credit facility	—	220,241
Westcon-Comstor Latin America revolving lines of credit facilities	—	78,407
Concentrix India revolving lines of credit facilities	—	12,000
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX United States term loan credit agreement - current portion	58,125	—
SYNNEX Japan credit facility - current portion of term loan component	—	53,314
Convertible debentures	69,762	—
Other borrowings	10,061	21,294
Borrowings, current	$833,216	$805,471

SYNNEX United States credit agreement - term loan component	1,080,000	1,140,000
SYNNEX United States term loan credit agreement	1,491,875	—
SYNNEX Japan credit facility - term loan component	61,685	—
Other term debt	541	569
Long-term borrowings, before unamortized debt discount and issuance costs	$2,634,101	$1,140,569
Less: unamortized debt discount and issuance costs	(11,319)	(4,480)
Long-term borrowings	$2,622,782	$1,136,089

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

SYNNEX Canada accounts receivable securitization arrangement

In Canada, the Company has an accounts receivable securitization program to provide additional capital for its operations. Prior to the amendment described in this paragraph, under the terms of this program with a bank, SYNNEX Canada Limited (“SYNNEX Canada”) could borrow up to CAD65,000, or $48,913, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program included an accordion feature to allow a request to increase the bank's commitment by an additional CAD25,000, or $18,813. In May 2018, the agreement was amended to increase the bank's purchase commitment to CAD100,000, or $75,250. The accordion feature was amended to allow requests to increase the

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

bank's commitment by up to an additional CAD50,000, or $37,625. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables transferred to the bank. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $45,150, and when the unused portion exceeds CAD60,000, or $45,150, a fee of 0.40% on the first CAD25,000, or $18,813, of the unused portion and a fee of 0.55% per annum of the remaining unused commitment.

SYNNEX Japan credit facility

SYNNEX Infotec had a credit agreement with a group of financial institutions for a maximum commitment of ¥14,000,000, or $123,370 which was set to expire in November 2018. The credit facility was comprised of a ¥6,000,000, or $52,873, term loan and a ¥8,000,000, or $70,497, revolving credit facility. In November 2018, SYNNEX Infotec entered into a credit agreement with a group of banks for a maximum commitment of ¥15,000,000 or $132,182 to replace the expiring credit facility. The new credit agreement is comprised of a JPY7,000,000, or $61,685, term loan and a JPY 8,000,000, or $70,497, revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum based on the Company's consolidated current leverage ratio. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Infotec under this facility.

Westcon-Comstor North America revolving line of credit facility

In connection with the acquisition of Westcon-Comstor Americas on September 1, 2017, the Company assumed a syndicated bank credit facility of some of the North American subsidiaries the Company acquired, comprising a $350,000 commitment for a revolving credit facility, maturing in January 2021. In May 2018, as a result of its integration activities, the Company terminated this facility. Interest on the Westcon-Comstor North America facility was based on LIBOR, plus a margin which could range from 1.25% to 1.75%, or an index rate, plus a margin which could range from 0.25% to 0.75%, at the borrowers option, and a commitment fee of 0.20%.

Westcon-Comstor Latin America revolving lines of credit facilities

In connection with the acquisition of Westcon-Comstor Americas on September 1, 2017, the Company also assumed credit facilities of some of the Central and South American subsidiaries the Company acquired (the "Westcon-Comstor LATAM facilities"). The Westcon-Comstor LATAM facilities maintained with financial institutions in the respective countries are denominated in the local currency of such countries or United States Dollars and aggregate to $69,475 in revolving commitments, after termination of certain facilities by the Company during fiscal year 2018. A $40,000 revolving credit facility matures in February 2020. The remaining Westcon-Comstor LATAM facilities aggregating $29,475 in revolving commitments mature in one year or less. The Company guarantees the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 4.90% to 12.74%.

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

SYNNEX United States credit agreement

In the United States, the Company has a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500,000, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15,000, with the unpaid balance due in full on the September 2022 maturity date. Interest on borrowings under the U.S. Credit Agreement can be

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of the Company's United States domestic subsidiaries.

There were no borrowings outstanding under the revolving credit facility as of either November 30, 2018 or 2017.

SYNNEX United States term loan credit agreement

In order to fund the Convergys acquisition (See Note 3), the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, the Company entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. In connection with the closing of the Convergys acquisition on October 5, 2018, an initial term loan in the amount of $1,450,000 was drawn. Subject to customary conditions, the Company could borrow up to five additional term loans until January 3, 2019 in an amount not to exceed $350,000. The proceeds of any loan made after the initial funding date were required to be used initially to repurchase or settle Convergys' outstanding Convertible Debentures tendered in connection with the acquisition-related mergers until all such Convertible Debentures have been repurchased or settled, with the remaining balance available for working capital and other corporate purposes. On November 30, 2018, the Company borrowed additional $100,000 to settle part of Convergys' outstanding Convertible Debentures. Subsequent to November 30, 2018, the Company drew down the remaining amount of $250,000 available under this facility. The outstanding principal amount of the term loans is payable in quarterly installments in an amount equal to 1.25% commencing on the last day of the second full fiscal quarter after the initial funding date, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25%to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees which could have fluctuated based on a range from 0.15% to 0.25% per annum. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

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

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD35,000, or $26,338. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. During the fourth quarter of fiscal year 2018, the facility was amended to increase the maximum borrowing amount to CAD50,000, or $37,625. As of both November 30, 2018 and 2017, there were no borrowings outstanding under this credit facility.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Convertible Debentures

In connection with the Convergys acquisition on October 5, 2018, Convergys was merged into Concentrix CVG and Concentrix CVG became the obligor under Convergys' $124,963 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029. The Company was entitled to redeem the Convertible Debentures on or after September 15, 2019. At the date of acquisition, the Convertible Debentures were convertible at the option of the holders on or after September 15, 2028 and prior to that date only under certain circumstances, including a stock sales price condition, and the occurrence of a fundamental change, such as the acquisition. Upon conversion, the aggregate principal amount of the Convertible Debentures had to be settled in cash and the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount, could be settled in cash, or in the same combination of cash and common stock of the Company that was received by the Convergys shareholders as consideration for their shares in the acquisition.

The Company determined that the embedded conversion feature included in the Convertible Debentures required liability treatment because a portion was convertible into a fixed dollar amount based on a variable conversion rate, and was recorded at fair value in other accrued liabilities in the Consolidated Balance Sheet. Through November 30, 2018, $55,681 of the principal amount of Convertible Debentures had been settled for $118,425 in cash under the fundamental change provision. Subsequent to November 30, 2018, substantially all of the Convertible Debentures have been settled in cash, with $774 aggregate principal amount remaining outstanding as of the date of this Report.

Other borrowings and other term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, building mortgage and book overdrafts. As of November 30, 2018, commitments for revolving credit aggregating $30,204. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by accounts receivable.

In connection with the Convergys acquisition, the Company caused certain revolving debt facilities of Convergys to be repaid. These facilities were terminated on the acquisition date and the outstanding amount of $195,421 was repaid with funds from the initial draw of the U.S. Term Loan Credit Agreement described above.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2018 exchange rates.

Future principal payments

As of November 30, 2018, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2019	$833,217
2020	137,740
2021	199,409
2022	1,037,577
2023	1,259,375
$3,467,318

Interest expense and finance charges

The total interest expense and finance charges for the Company’s borrowings were $92,899, $47,367 and $31,130, respectively, for fiscal years 2018, 2017 and 2016. The variable interest rates ranged between 0.58% and 12.74%, between 0.58% and 15.13% and between 0.73% and 4.00% in fiscal years 2018, 2017 and 2016, respectively.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2018, the Company was in compliance with all material covenants for the above arrangements.

NOTE 12—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2018	2017	2016
Basic earnings per common share:
Net income attributable to SYNNEX Corporation	$300,598	$301,173	$234,946
Less: net income allocated to participating securities(1)	(2,734)	(2,790)	(2,419)
Net income attributable to SYNNEX Corporation common stockholders	$297,864	$298,383	$232,527
Weighted-average number of common shares - basic	41,215	39,556	39,321
Basic earnings attributable to SYNNEX Corporation per common share	$7.23	$7.54	$5.91

Diluted earnings per common share:
Net income attributable to SYNNEX Corporation	$300,598	$301,173	$234,946
Less: net income allocated to participating securities(1)	(2,721)	(2,778)	(2,408)
Net income attributable to SYNNEX Corporation common stockholders	$297,877	$298,395	$232,538
Weighted average number of common shares - basic	41,215	39,556	39,321
Effect of dilutive securities:
Stock options and restricted stock units	236	202	209
Weighted-average number of common shares - diluted	41,451	39,758	39,530
Diluted earnings attributable to SYNNEX Corporation per common share	$7.19	$7.51	$5.88
Anti-dilutive shares excluded from diluted earnings per share calculation	97	14	11

(1)	Restricted stock awards granted to employees by the Company and its subsidiaries are considered participating securities.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

NOTE 13—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for fiscal years 2018, 2017, and 2016 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2018:
Revenue	$17,608,982	$2,463,151	$(18,369)	$20,053,764
External revenue	17,608,897	2,444,867		20,053,764
Operating income	406,274	144,761	—	551,036
Depreciation and amortization expense	70,688	154,599	—	225,287
Total assets	$10,144,900	$4,776,313	$(3,440,779)	$11,480,434
Fiscal Year ended November 30, 2017:
Revenue	$15,071,185	$1,990,180	$(15,665)	$17,045,700
External revenue	15,070,871	1,974,829		17,045,700
Operating income	394,320	114,623	22	508,965
Depreciation and amortization expense	30,040	129,869	(23)	159,886
Total assets	$7,124,884	$1,677,728	$(1,104,086)	$7,698,526
Fiscal Year ended November 30, 2016:
Revenue	$12,490,718	$1,587,736	$(16,617)	$14,061,837
External revenue	12,490,427	1,571,410		14,061,837
Operating income	315,485	63,877	234	379,596
Depreciation and amortization expense	16,592	104,935	(234)	121,293
Total assets	$4,844,271	$1,614,623	$(1,243,613)	$5,215,281

Inter-segment elimination represents services and transactions, principally intercompany investments and loans, between the Company’s reportable segments that are eliminated on consolidation.

Geographic information

Shown below is summarized financial information related to the geographic areas in which the Company operated during fiscal years 2018, 2017 and 2016. The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the legal entity that is party to the Concentrix customer contract.

	Fiscal Years Ended November 30,
	2018	2017	2016
Revenue:
United States	$14,354,161	$12,491,539	$10,316,259
Canada	1,801,580	1,683,080	1,522,527
Others	3,898,022	2,871,081	2,223,051
Total	$20,053,764	$17,045,700	$14,061,837

	As of November 30,
	2018	2017
Property and equipment, net:
United States	$287,498	$144,015
Philippines	75,770	30,805
India	43,813	37,490
Others	164,245	134,279
Total	$571,326	$346,589

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

During the fiscal years ended November 30, 2018, 2017 and 2016, no other country represented more than 10% of total revenue. As of both November 30, 2018 and 2017, no other country represented more than 10% of the total net property and equipment.

NOTE 14—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company’s primary investor through its affiliates. As of November 30, 2018 and 2017, MiTAC Holdings and its affiliates beneficially owned approximately 18% and 24%, respectively, of the Company's outstanding common stock. Mr. Matthew Miau, the Company’s Chairman Emeritus of the Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of November 30, 2018. These shares are owned by the following entities:

As of November 30, 2018
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

1.

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 364 shares directly held by Mr. Miau and 217 shares indirectly held by Mr. Miau through a charitable remainder trust.

2.

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.4% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Fiscal Years Ended November 30,
	2018	2017	2016
Purchases of inventories	$217,430	$232,364	$170,053
Sale of products to MiTAC Holdings and affiliates	2,422	1,202	1,809
Reimbursements received for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates	71	149	216

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

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

NOTE 15—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government mandated defined contribution plans. During fiscal years 2018, 2017 and 2016, the Company contributed $38,531, $33,876 and $30,903, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of November 30, 2018 and 2017, the deferred compensation liability balance was $6,146 and $6,800, respectively.

Defined Benefit Plans

The Company has defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company provides government-mandated postemployment defined benefit plans to eligible employees in certain foreign subsidiaries. Net benefit costs were $4,728, $6,370 and $3,879, during fiscal years 2018, 2017 and 2016, respectively. The Company contributed $2,283, $6,095 and $2,721, during fiscal years 2018, 2017 and 2016, respectively. As of November 30, 2018 and 2017, these plans were unfunded by $20,886 and $17,214, respectively.

As part of the Convergys acquisition, the Company acquired a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (the cash balance plan) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France (together with the cash balance plan, the defined benefit plans). The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund.

The Company's measurement date for all defined benefit plans and other postretirement benefits is November 30 and the plan assumptions are evaluated annually and are updated as deemed necessary. The status of employee pension benefit plans assumed as part of the Convergys acquisition is summarized below:

Year Ended November 30, 2018
Change in Benefit Obligation:
Benefit obligation at the acquisition date of October 5, 2018	$217,101
Service cost	751
Interest cost	123
Benefits paid	(1,614)
Foreign currency adjustments	987
Projected obligation at end of year	$217,348

Fair value of plan assets for the acquired employee pension benefit plans was $149,233 as of October 5, 2018 and November 30, 2018. The plans were underfunded by $68,115 as of November 30, 2018.

The accumulated benefit obligation for the pension plans was $217,348 as of November 30, 2018. Changes in the benefit obligation and plan assets recorded in other comprehensive income were not material.

Amounts recognized in the Consolidated Balance Sheet as of November 30, 2018 consist of:

Current liability	$5,926
Non-current liability	$62,189

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

The following weighted-average rates were used in determining the benefit obligations at November 30, 2018 and the pension cost from October 5, 2018 to November 30, 2018:

Discount rate	1.3% - 8.1%
Expected rate of future compensation growth	1.8% - 3.0%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company's defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 13.3% of the Company's total projected benefit obligation for all plans as of November 30, 2018.

Plan Assets

As of November 30, 2018, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 60% are invested in equity backed funds and approximately 40% are invested in funds invested in fixed income instruments) and a private equity fund. The Company's targeted allocation was 60% equity and 40% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The Company made no contributions to the plan from the acquisition date of October 5, 2018 to November 30, 2018. The Company has satisfied its ERISA funding requirements through 2018. The following table sets forth the fair value of those plan assets as of November 30, 2018, determined to be Level 2, other than the Limited partnership which is Level 3.

Common/Collective trusts:
Fixed income	$60,076
U.S. large cap	52,853
U.S. small cap	9,754
International equity	25,522
Limited partnership	1,028
Total investments	$149,233

The cash balance plan holds level 2 investments in common/collective trust funds that are public investment vehicles valued using a net asset value provided by the manager of each fund based on the underlying net assets owned by the fund, divided by the number of shares outstanding. The Company’s cash balance plan holds Level 3 investments within equity funds that primarily invest in domestic early stage capital funds.

Benefit Payments

The following table details expected benefit payments for the assumed cash balance plan:

Fiscal Years Ending November 30,
2019	$19,612
2020	20,804
2021	19,935
2022	19,233
2023	18,864
Thereafter	85,320
$183,768

No plan assets are expected to be returned to the Company during 2019.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

NOTE 16—INCOME TAXES:

The sources of income before the provision for income taxes and non-controlling interest are as follows:

	Fiscal Years Ended November 30,
	2018	2017	2016
United States	$194,402	$257,837	$185,936
Foreign	262,975	206,894	170,128
	$457,377	$464,731	$356,064

Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2018	2017	2016
Current tax provision:
Federal	$113,242	$105,879	$68,309
State	20,263	17,900	8,241
Foreign	70,162	65,000	51,918
	$203,667	$188,779	$128,468
Deferred tax provision (benefit):
Federal	$(30,414)	$(16,303)	$3,383
State	(4,863)	(1,379)	(1,608)
Foreign	(11,611)	(7,539)	(9,184)
	$(46,888)	$(25,221)	$(7,409)

Total tax provision	$156,779	$163,558	$121,059

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. The TCJA significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. Accounting for the impact of the TCJA resulted in an increase in income tax expense of $33,109. The significant components of this expense are (i) the one-time deemed repatriation tax on unremitted non-U.S. earnings and profits that were previously tax deferred and other tax impacts of the TCJA, which resulted in an increase in income tax expense, net of deductions and credits, of $59,823 and (ii) the remeasurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate, which resulted in a decrease of $26,714 in income tax expense. The Company measured the deemed repatriation tax in accordance with proposed regulations issued by the U.S Treasury Department on August 1, 2018. In January 2019, the U.S. Treasury Department issued the final regulations to be published in the Federal Register. The impact of the final regulations will be recorded upon becoming effective.

The following presents the breakdown of net deferred tax liabilities:

	As of November 30,
	2018	2017
Deferred tax assets	$76,508	$31,687
Deferred tax liabilities	(206,024)	(113,527)
Total net deferred tax liabilities	$(129,516)	$(81,840)

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

Net deferred tax liabilities consist of the following:

	As of November 30,
	2018	2017
Assets:
Accruals and other reserves	$73,263	$45,711
Net operating losses	71,899	14,537
Intercompany payables/receivables	39,476	—
Allowance for doubtful accounts and sales return reserves	15,695	14,819
Foreign tax credit	15,456	—
Share-based compensation expense	11,605	7,709
Tax credits	11,305	10,063
Inventory reserves	11,041	15,591
Deferred revenue	7,434	7,000
Others	16,524	13,630
Gross deferred tax assets	273,698	129,060
Valuation allowance	(61,840)	(18,604)
Total deferred tax assets	$211,858	$110,456
Liabilities:
Intangible assets	$(310,092)	$(164,253)
Unremitted non-US earnings	(21,528)	—
Depreciation and amortization	(1,669)	(28,043)
Others	(8,084)	—
Total deferred tax liabilities	$(341,374)	$(192,296)
Net deferred tax liabilities	$(129,516)	$(81,840)

The valuation allowance relates primarily to certain state and foreign net operating loss carry forward, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2018	2017	2016
Federal statutory income tax rate	22.2%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.4	2.9	2.3
Foreign taxes	0.6	(3.2)	(4.7)
Adjustments related to the TCJA	7.2	—	—
Other	1.9	0.5	1.4
Effective income tax rate	34.3%	35.2%	34.0%

The Company’s United States business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested outside of the United States with the exception for earnings of certain previously acquired foreign entities. The Company recorded deferred tax liabilities related to non-U.S. withholding taxes related to the earnings likely to be repatriated in the future.

As of November 30, 2018, the Company had approximately $1,445,710 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned United States state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

As of November 30, 2018, the Company had net operating loss carry forward of approximately $22,640 and $60,824 for federal and state purposes, respectively. The federal net operating loss carry forward will start expiring in fiscal year ending November 30, 2021, if not used, and the state net operating loss carry forward will start expiring in fiscal year ending November 30, 2019, if not used. The Company also had approximately $129,361 of foreign net operating loss carry forward that will also start expiring in fiscal year ending November 30, 2019 if not used. In addition, the Company has approximately $20,972 of various federal and state income tax credit carry forwards that if not used, will begin expiring in fiscal year ending November 30, 2020. Utilization of the acquired loss carry forwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

The Company enjoys tax holidays in certain jurisdictions, primarily, China, Costa Rica, Nicaragua, and the Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays begin to expire in 2019. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2018, 2017, and 2016 were approximately $0.10 to $0.12, $0.07 to $0.08 and $0.07 to $0.08 respectively.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2018, 2017, and 2016 were as follows:

Balance as of November 30, 2015	$22,815
Additions based on tax positions related to the current year	6,727
Additions for tax positions of prior years	5,613
Lapse of statute of limitations	(2,241)
Changes due to translation of foreign currencies	(140)
Balance as of November 30, 2016	32,774
Additions based on tax positions related to the current year	9,022
Additions for tax positions of prior years	231
Lapse of statute of limitations	(2,300)
Changes due to translation of foreign currencies	179
Balance as of November 30, 2017	38,282
Additions based on tax positions related to the current year	8,173
Additions for tax positions of prior years and acquisition	10,763
Lapse of statute of limitations	(3,641)
Changes due to translation of foreign currencies	398
Balance as of November 30, 2018	$53,975

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. Significant audits are underway in the Unites States, Canada and India. The Company is not aware of any material exposures arising from these tax audits or in other jurisdictions not already provided for.

Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2018 will not materially change in the next twelve months. The Company is no longer subject to U.S. federal income tax audit for returns covering years through fiscal 2014. The Company is no longer subject to foreign or state income tax audits for returns covering years through 2003, and fiscal year 2002, respectively.

As of November 30, 2018, $53,713 of the total unrecognized tax benefits, net of federal benefit, would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2018 and 2017, the Company had accrued $13,003 and $5,867, respectively, in income taxes payable related to accrued interest and penalties.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(continued)

(currency and share amounts in thousands, except per share amounts)

NOTE 17—COMMITMENTS AND CONTINGENCIES:

The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2029. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of November 30, 2018 were as follows:

Fiscal Years Ending November 30,
2019	$203,377
2020	167,833
2021	127,562
2022	94,691
2023	60,748
thereafter	90,511
Total minimum lease payments	$744,722

Rent expense for the years ended November 30, 2018, 2017 and 2016 amounted to $136,870, $115,480 and $105,350, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.

The Company was contingently liable as of November 30, 2018 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company’s customers. These arrangements are described in Note 10 -- Accounts Receivable Arrangements, and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2018 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

Table of Content

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2018. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary to fairly state the financial information for the periods presented.

Statements of Operations Data: (currency and share amounts in thousands except per share amounts)	Fiscal Year 2018 Three Months Ended				Fiscal Year 2017 Three Months Ended
(Amounts may not add due to rounding)	Feb. 28, 2018	May 31, 2018	Aug. 31, 2018	Nov. 30, 2018	Feb. 28, 2017	May 31, 2017	Aug. 31, 2017	Nov. 30, 2017
Revenue:
Products	$4,048,763	$4,486,395	$4,419,097	$4,654,642	$3,046,621	$3,458,243	$3,784,599	$4,781,408
Services	503,607	486,188	487,513	967,559	474,248	478,025	492,087	530,469
Total revenue	4,552,370	4,972,583	4,906,610	5,622,201	3,520,869	3,936,268	4,276,686	5,311,877
Cost of revenue:
Products	(3,824,096)	(4,239,137)	(4,165,118)	(4,383,245)	(2,880,553)	(3,265,630)	(3,590,007)	(4,525,904)
Services	(314,323)	(304,352)	(308,322)	(587,472)	(298,533)	(298,393)	(311,735)	(324,005)
Gross profit	413,951	429,094	433,170	651,485	341,783	372,245	374,944	461,968
Selling, general and administrative expenses	(302,019)	(305,156)	(316,274)	(453,215)	(240,024)	(247,115)	(252,728)	(302,108)
Operating income	111,932	123,938	116,896	198,270	101,759	125,130	122,216	159,860
Interest expense and finance charges, net	(17,451)	(16,375)	(20,058)	(30,791)	(8,182)	(8,962)	(9,754)	(18,459)
Other income (expense), net	(1,178)	(1,446)	(872)	(5,487)	(323)	(206)	1,854	(202)
Income before income taxes	93,303	106,117	95,966	161,992	93,254	115,962	114,316	141,199
Provision for income taxes	(68,869)	(12,424)	(26,675)	(48,811)	(31,465)	(42,814)	(39,153)	(50,126)
Net income attributable to SYNNEX Corporation	$24,434	$93,693	$69,291	$113,180	$61,789	$73,148	$75,163	$91,073
Earnings attributable to SYNNEX Corporation per common share:
Basic	$0.61	$2.35	$1.75	$2.42	$1.55	$1.83	$1.88	$2.28
Diluted	$0.61	$2.34	$1.74	$2.41	$1.54	$1.83	$1.87	$2.26
Weighted-average common shares outstanding - basic	39,695	39,505	39,254	46,429	39,494	39,533	39,563	39,635
Weighted-average common shares outstanding - diluted	39,978	39,742	39,475	46,633	39,705	39,711	39,748	39,867
Cash dividends declared per share	$0.35	$0.35	$0.35	$0.35	$0.25	$0.25	$0.25	$0.30

EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the fiscal year. The sum of EPS for each of the four quarters may not equal EPS for the fiscal year.

Table of Content

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 30, 2018, 2017 and 2016

(in thousands)

(Amounts may not add due to rounding)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2016
Allowance for sales returns-gross	$44,215	$5,761	$—	$15	$49,991
Allowance for deferred tax assets	16,891	4,651	—	(366)	21,176
Fiscal Year Ended November 30, 2017
Allowance for sales returns-gross	$49,991	$2,595	$—	$553	$53,139
Allowance for deferred tax assets	21,176	(2,385)	—	(187)	18,604
Fiscal Year Ended November 30, 2018
Allowance for sales returns-gross	$53,139	$7,917	$—	$(1,869)	$59,186
Allowance for deferred tax assets	18,604	(2,555)	45,791	—	61,840

Table of Content

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

Based on their evaluation as of the end of the period covered by this Report, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on internal control over financial reporting

Management’s Report on internal control over financial reporting on page 48 is incorporated herein by reference.

Changes in internal control over financial reporting

In fiscal year 2018, we implemented a new global human resource and payroll system. Implementation of this system has necessitated changes in policies and procedures and the related internal controls and their method of application. Additionally, we implemented new controls over financial reporting at our Latin American subsidiaries acquired as part of the Westcon-Comstor Americas acquisition in fiscal year 2017. However, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” “Corporate Governance -- Organization of the Board of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders to be held on March 15, 2019 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance -- 2018 Directors’ Compensation Table,” “Corporate Governance -- Narrative to Directors' Compensation Table,” “Executive Compensation,” and “Corporate Governance -- Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plan approved by security holders	779,029	(1)	$75.62	1,538,680	(2)(3)

(1)

Includes the number of shares to be issued under our 2003 Stock Incentive Plan and 2013 Stock Incentive Plan. Please see Note 4 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the plans.

(2)

Includes the number of shares reserved for issuance under our 2013 Stock Incentive Plan. The number of shares authorized for issuance under our 2013 Stock Incentive Plan will not exceed the sum of (1) 1,696,409 shares of common stock plus (2) 117,840 shares of RSA and RSU under the 2003 Stock Incentive Plan that had expired, terminated or been canceled and (3) any shares that are subject to outstanding options under the 2003 Stock Incentive Plan to the extent those options expire, terminate, or are canceled for any reason prior to exercise without the issuance or delivery of such shares, up to a maximum of 2,750,000 shares. Please see Note 4 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2013 Stock Incentive Plan.

(3)

Includes 650,102 shares available-for-sale pursuant to our 2014 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is lower. See Note 4-Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2014 Employee Stock Purchase Plan.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” and “Election of Directors” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of the Appointment of Independent Registered Public Accountants” contained in the Proxy Statement.

Table of Content

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(2)	Financial Statements Schedule

See Index under Item 8.

(3)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b) Exhibits.

Exhibit Number	Description of Document

2.1+

Share Purchase Agreement, dated as of June 5, 2017, by and among the Company, Datatec Limited and Datatec PLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 6, 2017).

2.2+

Amendment No. 1 to Share Purchase Agreement, dated as of July 22, 2017, by and among the Company, Datatec Limited and Datatec PLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 7, 2017).

2.3+

Amendment No. 2 to Share Purchase Agreement, dated as of August 30, 2017, by and among the Company, Datatec Limited and Datatec PLC (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 7, 2017).

2.4+

Agreement and Plan of Merger, dated as of June 28, 2018, by and among the Company, Delta Merger Sub I, Inc., Delta Merger Sub II, LLC, and Convergys Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

2.5

Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 22, 2018, by and among the Company, Delta Merger Sub I, Inc., Delta Merger Sub II, LLC, and Convergys Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

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

10.5#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

Table of Content

Exhibit Number	Description of Document

10.6

Joint Sales and Marketing Agreement, dated as of May 6, 2002, by and between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

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

10.9

Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of November 12, 2010, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.3 to the Company’s Current Report in Form 8-K filed on November 18, 2010).

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

10.12#	Offer Letter, dated as of March 27, 2008, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

10.13#	Offer Letter, dated as of April 1, 2013, by and between the Company and Marshall Witt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.14#

Amendment to the Amended and Restated 2003 Stock Incentive Plan, dated November 21, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008).

10.15#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.16#	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.17#	2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.18#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.19#	Form of Notice of Restricted Stock Unit Award (Performance Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).

10.20	Fourth Omnibus Amendment, dated as of January 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.21#	Amendment to Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.22#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.23#	Amendment to SYNNEX Corporation 2009 Executive Profit Sharing Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.24

Master HP Partner Agreement, dated as of March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

Table of Content

Exhibit Number	Description of Document

10.25#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.26	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013).

10.27#

Promotion Letter to Christopher Caldwell, dated as of February 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.28#

Form of incentive award agreements related to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.29

First Amendment to Credit Agreement, dated as of May 28, 2014, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014).

10.30#	SYNNEX Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to the Company’s 2014 Proxy Statement on Schedule 14A (File No. 001-31892) filed on March 3, 2014).

10.31#

Amendment No. 1 to SYNNEX Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.32#	Amendment No. 2 to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.33

Joinder Agreement, dated as of November 29, 2014, by Hyve Solutions Corporation (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2014).

10.34

Second Amendment to Credit Agreement, dated as of May 21, 2015, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2015).

10.35

Third Amendment to Credit Agreement, dated as of January 12, 2016, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2016).

10.36†

Seventh Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sane and Servicing Agreement, dated as of November 3, 2016, by and among SIT Funding Corporation, the Company, Hyve Solutions Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016).

10.37

Amendment Agreement, dated as of August 26, 2016, by and among SYNNEX Infotec Corporation, the Company, the financial institutions party thereto, and The Bank of Tokyo-Mitsubishi, UFJ, Ltd, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016).

10.38#

Amendment to Offer Letter, dated as of September 26, 2016, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

10.39#	Amendment No. 3 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2016).

10.40#	Amendment No. 4 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017).

10.41#	Amendment No. 5 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018).

Table of Content

Exhibit Number	Description of Document

10.42

Fourth Amendment to Credit Agreement, dated as of May 5, 2017, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto, and Bank of America, N.A., in its capacity as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2017).

10.43

Fifth Amendment to Credit Agreement, dated as of July 7, 2017, by and among the Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2017).

10.44

Sixth Amendment to Credit Agreement, dated as of September 1, 2017, by and among the Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 7, 2017).

10.45

Seventh Amendment to Credit Agreement, dated as of October 3, 2017, by and among the Company, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2017).

10.46

Eighth Amendment to Credit Agreement, dated as of January 19, 2018, by and among the Company, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018).

10.47

Ninth Amendment to Credit Agreement, dated as of May 7, 2018, by and among the Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as Administrative Agent, an L/C Issuer and the Swing Line Lender (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2018).

10.48

Tenth Amendment to Credit Agreement, dated as of August 7, 2018, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2018).

10.49

Eleventh Amendment to Credit Agreement, dated as of October 16, 2018, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as administrative agent.

10.50

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

10.51†

Eighth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of May 7, 2018, by and among SIT Funding Corporation, the Company, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, LTD, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2018).

10.52

Ninth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of September 21, 2018, by and among SIT Funding Corporation, the Company, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, LTD, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018).

10.53

Credit Agreement, dated as of August 9, 2018, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and JPMorgan Chase Bank., N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2018).

Table of Content

Exhibit Number	Description of Document

10.54

First Amendment to Credit Agreement, dated as of October 16, 2018, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent.

10.55#

Employment Agreement, dated as of January 4, 2018, by and between the Company and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2018).

10.56#

Employment Agreement, dated as of March 1, 2018, by and between the Company and Kevin Murai (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018).

10.57**

Commitment Letter, dated as of June 28, 2018, by and among SYNNEX, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 29, 2018.)

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

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2019

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis Polk and Marshall W. Witt, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dennis Polk	President and Chief Executive Officer (Principal Executive Officer) and Director	January 28, 2019
Dennis Polk

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 28, 2019
Marshall W. Witt

/s/ Kevin Murai	Chairman of the Board	January 28, 2019
Kevin Murai

/s/ Dwight A. Steffensen	Lead Independent Director	January 28, 2019
Dwight A. Steffensen

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 28, 2019
Matthew F.C. Miau

/s/ Fred A. Breidenbach	Director	January 28, 2019
Fred A. Breidenbach

/s/ Hau Lee	Director	January 28, 2019
Hau Lee

/s/ Gregory L. Quesnel	Director	January 28, 2019
Gregory L. Quesnel

/s/ Thomas S. Wurster	Director	January 28, 2019
Thomas S. Wurster

/s/ Duane E. Zitzner	Director	January 28, 2019
Duane E. Zitzner

/s/ Andrea M. Zulberti	Director	January 28, 2019
Andrea M. Zulberti

/s/ Ann F. Vezina	Director	January 28, 2019
Ann F. Vezina