Form 10-Q
period 2019-02-28
SYNNEX CORP
filed 2019-04-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 2, 2019
Common Stock, $0.001 par value	51,219,234

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except for par value)

(unaudited)

	February 28, 2019	November 30, 2018
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$249,301	$461,820
Accounts receivable, net	3,167,301	3,640,496
Receivables from vendors, net	264,660	351,744
Inventories	2,430,392	2,392,559
Other current assets	317,500	316,197
Total current assets	6,429,154	7,162,817
Property and equipment, net	568,549	571,326
Goodwill	2,201,650	2,203,316
Intangible assets, net	1,328,801	1,377,305
Deferred tax assets	79,063	76,508
Other assets	154,119	152,227
Total assets	$10,761,335	$11,543,498

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$701,083	$833,216
Accounts payable	2,187,706	3,048,102
Accrued compensation and benefits	320,023	358,352
Other accrued liabilities	606,678	672,635
Income taxes payable	64,989	41,322
Total current liabilities	3,880,479	4,953,627
Long-term borrowings	2,827,616	2,622,782
Other long-term liabilities	346,640	325,119
Deferred tax liabilities	196,160	206,916
Total liabilities	7,250,894	8,108,444
Commitments and contingencies (Note 17-Commitments and Contingencies)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 52,895 and 52,861 shares issued as of February 28, 2019 and November 30, 2018, respectively	53	53
Additional paid-in capital	1,519,523	1,512,201
Treasury stock, 2,175 and 2,167 shares as of February 28, 2019 and November 30, 2018, respectively	(150,242)	(149,533)
Accumulated other comprehensive income (loss)	(127,399)	(126,288)
Retained earnings	2,268,508	2,198,621
Total stockholders’ equity	3,510,442	3,435,054
Total liabilities and equity	$10,761,335	$11,543,498

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2019	February 28, 2018
		(As adjusted)
Revenue:
Products	$4,080,684	$3,989,743
Services	1,168,769	503,607
Total revenue	5,249,453	4,493,350
Cost of revenue:
Products	(3,833,117)	(3,765,512)
Services	(737,415)	(314,323)
Gross profit	678,921	413,515
Selling, general and administrative expenses	(516,958)	(302,019)
Operating income	161,963	111,496
Interest expense and finance charges, net	(41,606)	(17,451)
Other income (expense), net	(695)	(1,178)
Income before income taxes	119,662	92,867
Provision for income taxes	(32,556)	(68,769)
Net income	$87,106	$24,098
Earnings per common share:
Basic	$1.70	$0.60
Diluted	$1.69	$0.60
Weighted-average common shares outstanding:
Basic	50,706	39,695
Diluted	50,927	39,978

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

(unaudited)

	Three Months Ended
	February 28, 2019	February 28, 2018
		(As adjusted)
Net income	$87,106	$24,098
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 for both the three months ended February 28,2019 and 2018	33	(142)
Change in unrealized gains of defined benefit plans, net of taxes of $8 and $0 for the three months ended February 28, 2019 and 2018, respectively	307	—
Unrealized (losses) gains on cash flow hedges during the period, net of taxes of $5,595 and $(1,914) for the three months ended February 28, 2019 and 2018, respectively	(17,016)	5,386
Reclassification of net (gains) losses to net income, net of taxes of $888 and $(63) for the three months ended February 28, 2019 and 2018, respectively	(2,550)	177
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(19,566)	5,563
Foreign currency translation adjustments, net of taxes of $(198) and $(23) for the three months ended February 28, 2019 and 2018, respectively	20,070	10,797
Other comprehensive income	844	16,218
Comprehensive income	$87,950	$40,316

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands)

(unaudited)

	Three Months Ended
	February 28, 2019	February 28, 2018
		(As adjusted)
Total Stockholders' equity, beginning balance	$3,435,054	$2,287,297

Common stock and additional paid-in capital:
Beginning balance	1,512,254	467,989
Share-based compensation	6,607	5,101
Common stock issued for employee benefit plans	822	1,604
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	(107)	—
Ending balance	1,519,576	474,694

Treasury stock:
Beginning balance	(149,533)	(77,133)
Repurchases of common stock for tax withholdings on equity awards	(709)	(1,488)
Repurchases of common stock	—	(154)
Ending balance	(150,242)	(78,775)

Retained earnings:
Beginning balance	2,198,621	1,958,360
Net income	87,106	24,098
Cash dividends declared	(19,174)	(13,971)
Cumulative effect of changes in accounting principles	1,955	—
Ending balance	2,268,508	1,968,487

Accumulated other comprehensive income (loss):
Beginning balance	(126,288)	(61,919)
Other comprehensive income (loss)	844	16,218
Cumulative effect of changes in accounting principles	(1,955)	—
Ending balance	(127,399)	(45,701)

Total stockholders' equity, ending balance	$3,510,442	$2,318,705

Cash dividends declared per share	$0.375	$0.350

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Three Months Ended
	February 28, 2019	February 28, 2018
		(As adjusted)
Cash flows from operating activities:
Net income	$87,106	$24,098
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	94,374	48,634
Share-based compensation	6,607	5,101
Provision for doubtful accounts	6,961	3,336
Deferred income taxes	(10,129)	(26,023)
Unrealized foreign exchange (gains) losses	1,322	(659)
Other	6,736	562
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	487,937	196,978
Receivables from vendors, net	86,579	25,338
Inventories	(32,914)	(139,642)
Accounts payable	(875,761)	(200,127)
Other operating assets and liabilities	(17,119)	56,730
Net cash used in operating activities	(158,300)	(5,674)
Cash flows from investing activities:
Purchases of property and equipment	(28,800)	(22,360)
Acquisition of businesses, net of refunds	(1,846)	(5,922)
Other	1,141	410
Net cash used in investing activities	(29,505)	(27,872)
Cash flows from financing activities:
Proceeds from borrowings	1,951,059	2,602,591
Repayments of borrowings	(1,964,353)	(2,742,055)
Dividends paid	(19,174)	(13,971)
Increase in book overdraft	5,375	7,081
Proceeds from issuance of common stock	822	1,604
Repurchases of common stock for tax withholdings on equity awards	(709)	(1,488)
Other	(107)	(154)
Net cash used in financing activities	(27,087)	(146,392)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,390	1,401
Net decrease in cash, cash equivalents and restricted cash	(212,502)	(178,537)
Cash, cash equivalents and restricted cash at beginning of period	462,033	556,742
Cash, cash equivalents and restricted cash at end of period	$249,531	$378,205
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$5,066	$1,998

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company headquartered in Fremont, California and has operations in North and South America, Asia-Pacific, Europe and Africa.

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

The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2019 and for the three months ended February 28, 2019 and 2018 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2018 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company's significant accounting policies, refer to the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2018. Accounting pronouncements adopted during the three months ended February 28, 2019 are discussed below.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through February 28, 2019, the Company had not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivable from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 28, 2019, such losses have been within management’s expectations.

One customer accounted for 17% and 18% (as adjusted) of the Company's total revenue during the three months ended February 28, 2019 and 2018, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 11% and 13% (as adjusted) of total revenue during the three months ended February 28, 2019 and 2018, respectively.

As of February 28, 2019 and November 30, 2018, one customer comprised 13% and 11% (as adjusted), respectively, of the total accounts receivable balance.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Reclassifications

Certain reclassifications have been made to prior period amounts in the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and the notes thereto to conform to current period presentation. These reclassifications had no effect on total current assets, total assets, total current liabilities, total liabilities or cash flows from operating, investing or financing activities as previously reported. Refer below for impact of reclassifications due to adoption of new accounting pronouncements.

Recently adopted accounting pronouncements

In June 2018, the Financial Accounting Standard Board (the “FASB”) issued new guidance which simplifies the accounting for share-based compensation issued to non-employees by making the guidance substantially the same as the accounting for employee share-based compensation. The Company adopted the guidance during the three months ended February 28, 2019. The guidance did not have a material impact on the Company’s consolidated financial results for the three months ended February 28, 2019, nor is it likely to have a material impact for the remainder of the fiscal year.

In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which will be measured at fair value through earnings. The Company adopted the guidance as of December 1, 2018, by means of a cumulative-effect adjustment to the balance sheet, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. This resulted in a reclassification of net unrealized gains of $1,955 from accumulated other comprehensive income (loss) (“AOCI”) to opening retained earnings. The Company has elected to use the measurement alternative for non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of this guidance increases the volatility of the other income (expense), net, as a result of the remeasurement of the equity securities; however, the adoption did not have a material impact on the Company’s consolidated financial results for the three months ended February 28, 2019, nor is it likely to have a material impact for the remainder of the fiscal year.

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers with amendments in 2015 and 2016, codified as Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted the guidance effective December 1, 2018 on a full retrospective basis, to ensure a consistent basis of presentation within the Company’s consolidated financial statements for all periods reported. In addition, the Company elected the one year practical expedient for contract costs.

The primary impact of adoption in the Technology Solutions segment relates to the application of gross versus net indicators. In addition, the Company is recognizing revenue earlier on certain arrangements with acceptance provisions due to the determination of when transfer of control occurs. Additionally, the Company reclassified certain amounts on the consolidated balance sheet related to sales returns and allowances from a reduction of accounts receivable to other accrued liabilities as these amounts represent refund liabilities to customers. Similarly, the Company reclassified certain amounts for the Company's right to recover assets from customers related to sales returns from inventories to other current assets. The Company also presented receivables from customers separately from other receivables. The impact of adoption is not material to the Concentrix segment and relates primarily to the capitalization of certain sales commissions that are assessed to be incremental for obtaining new contracts. Such costs are amortized over the period of expected benefit rather than being expensed as incurred as was the Company’s prior practice. Prior periods were not adjusted as the amounts were not material to the Company’s consolidated financial statements.

The effects of adoption on the Company’s Consolidated Balance Sheet as of November 30, 2018 and to the Company’s Consolidated Statements of Operations and Cash Flows for the three months ended February 28, 2018 were as follows:

	As of November 30, 2018
Consolidated Balance Sheet Caption	As reported	Adjustments for ASC Topic 606	As adjusted
Assets
Accounts receivable, net(1)	$3,855,431	$(215,000)	$3,640,431
Receivables from vendors, net	—	351,744	351,744
Inventories	2,518,319	(125,760)	2,392,559
Other current assets(1)	261,536	52,080	313,616
Liabilities and Stockholders' Equity
Other accrued liabilities	$613,449	$59,186	$672,635
Deferred tax liabilities	206,024	892	206,916
Retained earnings	2,195,635	2,986	2,198,621

(1)	Amounts “As adjusted” may not agree to the Consolidated balance sheet due to other reclassifications to conform to current period presentation.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	For the three months ended February 28, 2018
Consolidated Statement of Operations	As reported	Adjustments for ASC Topic 606	As adjusted
Revenue:
Products	$4,048,763	$(59,020)	$3,989,743
Services	503,607	—	503,607
Total revenue	4,552,370	(59,020)	4,493,350
Cost of revenue:
Products	(3,824,096)	58,584	(3,765,512)
Services	(314,323)	—	(314,323)
Gross profit	413,951	(436)	413,515
Selling, general and administrative expenses	(302,019)	—	(302,019)
Operating income	111,932	(436)	111,496
Interest expense and finance charges, net	(17,451)	—	(17,451)
Other income (expense), net	(1,178)	—	(1,178)
Income before income taxes	93,303	(436)	92,867
Provision for income taxes	(68,869)	100	(68,769)
Net income	$24,434	$(336)	$24,098
Earnings per common share:
Basic	$0.61	$(0.01)	$0.60
Diluted	$0.61	$(0.01)	$0.60

	For the three months ended February 28, 2018
Consolidated Statement of Cash Flows Caption	As reported	Adjustments for ASC Topic 606	As adjusted
Cash flows from operating activities:
Net income	$24,434	$(336)	24,098
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	(25,923)	(100)	(26,023)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivables, net	236,437	(39,459)	196,978
Receivables from vendors, net	—	25,338	25,338
Inventories	(154,745)	15,103	(139,642)
Other operating assets and liabilities	57,276	(546)	56,730
Net cash used in operating activities	(5,674)	—	(5,674)

Refer to Note 3 for additional information, including changes in accounting policies relating to revenue recognition.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

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

In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases. The most significant impact to the Company’s Consolidated Financial Statements relates to the recognition by a lessee of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will primarily depend on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern. This accounting standard will be applicable to the Company at the beginning of its first quarter of fiscal year 2020 using a modified retrospective approach and early adoption is permitted. The Company expects that most of its operating lease commitments will be subject to the new standard and be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company is currently evaluating the impact of the adoption of this new standard on its Consolidated Financial Statements.

NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:

Revenue Recognition

The Company generates revenue primarily from (i) the sale of various IT products through its Technology Solutions business unit and (ii) the provision of business outsourcing services focused on customer engagement through its Concentrix business unit. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. The Company generally invoices a customer upon shipment, after performance of services or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. Revenue is presented net of taxes collected from customers and remitted to government authorities. All revenue is generated from contracts with customers.

Products revenue represents revenue from the Company’s Technology Solutions segment and services revenue represents revenue from the Company’s Concentrix segment.

Technology Solutions

The Company recognizes revenues from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. Products sold by the Company are delivered via shipment from the Company’s facilities, drop-shipment directly from the vendor, or by electronic delivery of keys for software products. Binding purchase orders from customers together with agreement to the Company's terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. In situations where arrangements include customer acceptance provisions, revenue is recognized when the Company can objectively verify the products comply with specifications underlying acceptance and the customer has control of the goods.

Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. A liability is recorded at the time of sale for estimated product returns based upon historical experience and an asset is recognized for the amount expected to be recorded in inventory upon product return. These provisions are reviewed and adjusted periodically by the Company. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers, which are considered variable consideration, at the time of sale based on an evaluation of the contract terms and historical experience. The Company recognizes revenue on a net basis on certain contracts, where the Company’s performance obligation is to arrange for the products or services to be provided by another party or the rendering of logistics services for the delivery of inventory for which the Company does not assume the risks and rewards of ownership, by recognizing the margins earned in revenue with no associated cost of revenue. Such arrangements include supplier service contracts, post-contract software support services and extended warranty contracts.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Company considers shipping and handling activities as costs to fulfill the sale of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold.

Concentrix

The Company recognizes revenue from services contracts over time as the promised services are delivered to customers for an amount that reflects the consideration to which the Company is entitled in exchange for those services. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. The Company determines whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company records deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. Billings relating to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds with the benefit to the customer of the services transferred to date relative to the remaining services promised. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Customer contract terms can range from less than one year to more than five years.

Certain customer contracts include incentive payments from the customer upon achieving certain agreed-upon service levels and performance metrics or service level agreements that could result in credits or refunds to the customer. Revenue relating to such arrangements is accounted for as variable consideration when the likely amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material.

Refer to Note 13 – Segment Information for disaggregated revenue disclosure.

NOTE 4—ACQUISITION:

Fiscal Year 2018 acquisition

On October 5, 2018, the Company acquired 100% of Convergys Corporation ("Convergys"), an Ohio Corporation, a customer experience outsourcing company, for a purchase price of $2,269,527, pursuant to a merger agreement dated June 28, 2018. The acquisition is related to the Company's Concentrix segment and the Company believes the acquisition adds scale, diversifies the revenue base, expands the Company's service delivery footprint and strengthens the Company’s leadership position as a top global provider of customer engagement services.

During the three months ended February 28, 2019, the Company recorded measurement period adjustments of $1,079 to goodwill. These comprised an increase of $13,834 in tax liabilities and an increase of $14,913 to the fair value of other acquired net tangible assets.

Acquisition-related and integration expenses were $65,007, of which $27,517 was incurred during the three months ended February 28, 2019. These charges were recorded in "Selling, general and administrative expenses." The charges during the three months ended February 28, 2019 comprised legal and professional services, severance and lease termination payments and other costs incurred to complete the acquisition and retention payments to integrate the business.

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

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three months ended February 28, 2019 and 2018, and the measurement-date fair value of those awards:

	Three Months Ended
	February 28, 2019		February 28, 2018
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Stock options	17	$500	—	$—
Restricted stock awards	10	955	2	210
Restricted stock units	51	4,765	22	2,554
	78	$6,220	24	$2,764

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three months ended February 28, 2019 and 2018 as follows:

	Three Months Ended
	February 28, 2019	February 28, 2018
Total share-based compensation (recorded in Selling, general and administrative expenses)	$6,651	$5,135
Tax benefit recorded in the provision for income taxes	(1,809)	(1,547)
Net effect on net income	$4,842	$3,588

NOTE 6—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	February 28, 2019	November 30, 2018
Cash and cash equivalents	$243,605	$454,694
Restricted cash	5,696	7,126
Cash and cash equivalents per Consolidated Balance Sheets	249,301	461,820
Restricted cash included in other assets	230	213
Cash, cash equivalents and restricted cash	$249,531	$462,033

Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, the issuance of bank guarantees and a government grant.

Accounts receivable, net:

	As of
	February 28, 2019	November 30, 2018
		(As adjusted)
Accounts receivable	$3,179,966	$3,648,975
Less: Allowance for doubtful accounts	(12,665)	(8,479)
Accounts receivable, net	$3,167,301	$3,640,496

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Receivables from vendors, net:

	As of
	February 28, 2019	November 30, 2018
		(As adjusted)
Receivables from vendors	$269,619	$357,930
Less: Allowance for doubtful accounts	(4,959)	(6,186)
Receivables from vendors, net	$264,660	$351,744

Property and equipment, net:

	As of
	February 28, 2019	November 30, 2018
Land	$31,234	$31,102
Equipment, computers and software	453,888	423,467
Furniture and fixtures	106,869	104,474
Buildings, building improvements and leasehold improvements	371,674	368,107
Construction-in-progress	20,869	29,021
Total property and equipment, gross	984,535	956,170
Less: Accumulated depreciation	(415,985)	(384,844)
Property and equipment, net	$568,549	$571,326

Depreciation expense was $41,517 and $21,924 for the three months ended February 28, 2019 and 2018, respectively.

Goodwill:

	Technology Solutions	Concentrix	Total
Balance as of November 30, 2018	$427,775	$1,775,541	$2,203,316
Additions/adjustments from acquisitions (See Note 4)	—	(1,079)	(1,079)
Foreign exchange translation	2,540	(3,126)	(586)
Balance as of February 28, 2019	$430,314	$1,771,336	$2,201,650

Intangible assets, net:

	As of February 28, 2019			As of November 30, 2018
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,558,412	$(383,458)	$1,174,954	$1,552,322	$(333,266)	$1,219,056
Vendor lists	179,562	(56,907)	122,655	179,019	(53,318)	125,701
Technology	14,775	(7,554)	7,221	14,767	(7,064)	7,704
Other intangible assets	35,684	(11,713)	23,972	35,559	(10,715)	24,844
	$1,788,432	$(459,632)	$1,328,801	$1,781,667	$(404,363)	$1,377,305

Amortization expense was $52,857 and $26,710 for the three months ended February 28, 2019 and 2018, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal years ending November 30,
2019 (remaining nine months)	$162,439
2020	188,570
2021	173,532
2022	150,213
2023	131,762
Thereafter	522,286
Total	$1,328,801

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, are as follows:

	Unrealized gains (losses) on available-for- sale securities, net of taxes	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment, net of taxes	Total
Balance as of November 30, 2018	$1,619	$(3,263)	$16,920	$(141,564)	$(126,288)
Opening balance adjustment for the adoption of new accounting guidance	(1,955)	—	—	—	(1,955)
Other comprehensive income (loss) before reclassification	33	307	(17,016)	20,070	3,394
Reclassification of (gains) losses from Other comprehensive income (loss)	—	—	(2,550)	—	(2,550)
Balance as of February 28, 2019	$(303)	$(2,956)	$(2,646)	$(121,494)	$(127,399)

Refer to Note 8 for location of gains and losses reclassified from other comprehensive income (loss) to the Consolidated Statement of Operations.

NOTE 7—INVESTMENTS:

The carrying amount of the Company’s investments is shown in the table below:

	As of February 28, 2019
	Adjusted Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Long-term investments in Other assets:
Marketable equity securities (not held for trading)	$1,547	$1,571	$(1)	$3,117
Foreign government bond classified as available-for-sale	1,103	16	—	1,119
Term deposits classified as held-to-maturity	5,607	—	—	5,607
Non-marketable equity securities	36,198	—	—	36,198

	As of November 30, 2018
	Adjusted Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Short-term investments:
Marketable equity securities (Trading)	$158	$2,423	$—	$2,581

Long-term investments in Other assets:
Marketable equity securities (Available-for-sale)	995	1,947	—	2,942
Foreign government bond classified as available-for-sale	1,103	2	—	1,104
Term deposits classified as held-to-maturity	5,017	—	—	5,017
Non-marketable equity securities	36,731	—	—	36,731

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Short-term marketable equity securities represented a strategic investment. Long-term marketable equity securities primarily consist of investments in other companies’ equity securities as per local customary business practice. A foreign government bond purchased pursuant to local regulations matures in fiscal year 2023. Long-term term deposits consist of term deposits with maturities not exceeding one year. These term deposits are renewed due to certain restrictions under the terms of an acquisition arrangement. Long-term non-marketable equity securities consist primarily of investments in equity securities of private entities.

Unrealized gains or losses on marketable equity securities were not material.

NOTE 8—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest rate risk, equity risk, commodity price changes and credit risk. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity’s functional currency. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset a portion of the risk on expected future cash flows, earnings, net investments in certain foreign subsidiaries and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s hedging program is not used for trading or speculative purposes.

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, or as a component of AOCI on the Consolidated Balance Sheets, as discussed below.

Cash Flow Hedges

To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries with functional currencies that are not in U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the subsidiaries functional currencies. These instruments mature at various dates through March 2021. The Company also uses interest rate derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 31, 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of Revenue from Services in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of "Cost of revenue" for "services" and/or "Selling, general and administrative expenses" in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest expense are recognized in "Interest expense and Finance charges, net" in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Non-Designated Derivatives

The Company uses short-term forward contracts to offset the foreign exchange risk on assets and liabilities denominated in currencies other than the functional currency of the respective entities. These contracts, which are not designated as hedging instruments, mature or settle in six months or less. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 9-Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 28, 2019	November 30, 2018
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$926,065	$1,008,895
Other current assets	5,308	12,651
Other accrued liabilities	3,144	1,856
Interest rate swap (notional value)	$100,000	$100,000
Other assets	2,530	3,519
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$504,050	$624,014
Other current assets	4,360	2,819
Other assets	2,330	1,015
Other accrued liabilities	4,696	9,632
Other long-term liabilities	1,179	2,674
Interest rate swaps (notional value)	$1,900,000	$1,900,000
Other current assets	388	884
Other assets	2,171	4,985
Other long-term liabilities	33,407	9,004

Volume of Activity

The notional amounts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, Indian Rupee, the Euro British Pound, Canadian Dollar and Brazilian Real and that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended February 28,
	in Income	2019	2018
Revenue for services		$1,168,769	$503,607
Cost of revenue for services		(737,415)	(314,323)
Selling, general and administrative expenses		(516,958)	(302,019)
Interest expense and finance charges, net		(41,606)	(17,451)
Other income (expense), net		(695)	(1,178)

Derivative Instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange contracts		$6,435	$—
Interest rate swaps		(29,046)	7,300
Total		$(22,611)	$7,300

Gains (losses) reclassified from AOCI into income:
Foreign exchange contracts
Gain reclassified from AOCI into income	Revenue for services	$9	$—
Gain reclassified from AOCI into income	Cost of revenue for services	3,320	—
Gain reclassified from AOCI into income	Selling, general and administrative expenses	1,461	—
Interest rate swaps
Gain (loss) reclassified from AOCI into income	Interest expense and finance charges, net	(1,333)	(240)
Total		$3,457	$(240)

Derivative Instruments not designated as hedging instruments:
Gain (loss) recognized from Foreign exchange forward contracts, net(1)	Other income (expense), net	$2,652	$(3,034)
Gain (loss) recognized from Interest rate swaps, net	Interest expense and Finance charges, net	(989)	—
Total		$1,663	$(3,034)

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $13,449.

Offsetting of Derivatives

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $6,931 each as of February 28, 2019 and $6,850 each as of November 30, 2018.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2019				As of November 30, 2018
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$36,818	$36,818	$—	$—	$108,785	$108,785	$—	$—
Marketable equity securities	3,117	3,117	—	—	5,492	5,492	—	—
Foreign government bond	1,119	1,119	—	—	1,104	1,104	—	—
Forward foreign currency exchange contracts	11,998	—	11,998	—	16,485	—	16,485	—
Interest rate swaps	5,089	—	5,089	—	9,388	—	9,388	—
Liabilities:
Forward foreign currency exchange contracts	$9,019	$—	$9,019	$—	$14,162	$—	$14,162	$—
Interest rate swaps	33,407	—	33,407	—	9,004	—	9,004	—
Convertible debentures conversion option	32	—	—	32	77,238	—	—	77,238

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2019 and November 30, 2018.

The fair value of the Convertible Debentures conversion option was based on a probabilistic analysis using the Monte Carlo simulation approach. The model considered simulated movements in the Company's stock price until the conversion date using estimated stock volatility of 35%, a risk free rate of 2.7%, discount and dividend yields of 4.6% and $0.35 per share each quarter, respectively, over the estimated period until the Company would be entitled to redeem the debentures in September 2019. During the three months ended February 28, 2019, the Company settled substantially all the outstanding convertible debentures and a recorded a loss of $1,559 upon settlement, in other income (expense), net.

The carrying values of term deposits with maturities less than one year, accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The fair value of non-marketable equity investments is based on an internal valuation of the investees based on the best available information at the measurement date. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

During the three months ended February 28, 2019 and 2018, there were no transfers between the fair value measurement category levels.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of February 28, 2019 and November 30, 2018, accounts receivable sold to and held by the financial institution under this program were $41,272 and $33,677, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three months ended February 28, 2019 and 2018, discount fees were not material to the Company's results of operations.

SYNNEX Japan, the Company's Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of February 28, 2019 and November 30, 2018 were $3,317 and $2,848, respectively.

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

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 28, 2019	February 28, 2018
Net sales financed	$410,188	$364,484
Flooring fees(1)	2,651	1,918

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of February 28, 2019 and November 30, 2018, accounts receivable subject to flooring agreements were $72,647 and $84,668, respectively.

NOTE 11—BORROWINGS:

Borrowings consist of the following:

	As of
	February 28, 2019	November 30, 2018
SYNNEX United States accounts receivable securitization arrangement	$512,100	$615,000
SYNNEX Japan credit facility - revolving line of credit component	24,688	20,268
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX United States term loan credit agreement - current portion	90,000	58,125
Convertible debentures	24	69,762
Other borrowings	14,271	10,061
Borrowings, current	$701,083	$833,216

SYNNEX United States credit agreement - term loan component	$1,065,000	$1,080,000
SYNNEX United States term loan credit agreement	1,710,000	1,491,875
SYNNEX Japan credit facility - term loan component	62,842	61,685
Other term debt	365	541
Long-term borrowings, before unamortized debt discount and issuance costs	$2,838,207	$2,634,101
Less: unamortized debt discount and issuance costs	(10,591)	(11,319)
Long-term borrowings	$2,827,616	$2,622,782

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

SYNNEX United States accounts receivable securitization arrangement

In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, which expires in fiscal year 2020, the Company’s subsidiary that is the borrower under this facility can borrow up to a maximum of $850,000 based upon eligible trade accounts receivable. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150,000. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR shall not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum, is payable on the commitment of the lenders.

Under the terms of the U.S. AR Arrangement, the Company and two of its U.S. subsidiaries sell, on a revolving basis, their eligible receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in, and to the receivables acquired by, the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.

SYNNEX Canada accounts receivable securitization arrangement

In Canada, the Company has an accounts receivable securitization program with a bank to provide additional capital for its operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100,000, or $75,896, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment by an additional CAD50,000, or $37,948. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $45,537, and when the unused portion exceeds CAD60,000, or $45,537, a fee of 0.40% on the first CAD25,000, or $18,974, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both February 28, 2019 and November 30, 2018, there was no outstanding balance under this arrangement.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $134,662. The credit agreement is comprised of a JPY7,000,000, or $62,842, term loan and a JPY8,000,000, or $71,820, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

Latin America revolving lines of credit facilities

Certain of the Company’s Central and South American subsidiaries maintain revolving credit facilities with financial institutions in their respective countries, which are denominated in the local currency of such countries or United States Dollars and aggregate to $40,473 in revolving commitments (the “LATAM facilities”). The revolving credit facilities mature in one year or less. The Company guarantees the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 5.02% to 11.38%.

There were no borrowings outstanding under the LATAM facilities as of either February 28, 2019 or November 30, 2018.

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

There were no borrowings outstanding under these credit facilities as of either February 28, 2019 or November 30, 2018.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

SYNNEX United States credit agreement

In the United States, the Company has a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500,000, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15,000, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of the Company's United States domestic subsidiaries.

There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of either February 28, 2019 or November 30, 2018.

SYNNEX United States term loan credit agreement

In order to fund the Convergys acquisition (See Note 4), the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, the Company entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. Until November 30, 2018, the Company had drawn $1,550,000 of term loans. During the three months ended February 28, 2019, the Company borrowed the remaining available amount of $250,000 under the facility to settle part of Convergys' outstanding Convertible Debentures. The outstanding principal amount of the term loans is payable in quarterly installments of $22,500 commencing on May 31, 2019 with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

Convertible Debentures

In connection with the Convergys acquisition, Convergys was merged into Concentrix CVG and Concentrix CVG became the obligor under Convergys' $124,963 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029. The Company determined that the embedded conversion feature included in the Convertible Debentures required liability treatment because a portion was convertible into a fixed dollar amount based on a variable conversion rate, and was recorded at fair value in other accrued liabilities in the Consolidated Balance Sheets. Subsequent to the acquisition, the Company has settled substantially the entire principal amount and conversion obligation in excess of the aggregate principal amount in cash, of which $69,258 of the principal amount was settled in cash for $148,023 during the three months ended February 28, 2019.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $37,948. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both February 28, 2019 and November 30, 2018, there were no borrowings outstanding under this credit facility.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of February 28, 2019, commitments for these revolving credit facilities aggregated $21,519. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2019 exchange rates.

Future principal payments

As of February, 28, 2019, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2019 (remaining nine months)	$663,529
2020	150,230
2021	213,026
2022	1,050,005
2023	1,462,500
$3,539,290

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $43,642 and $18,224 for the three months ended February 28, 2019 and 2018, respectively. The variable interest rates ranged between 0.70% and 11.38% during the three months ended February 28, 2019, and between 0.70% and 12.74% during the three months ended February 28, 2018.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2019, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 12—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended
	February 28, 2019	February 28, 2018
		(As adjusted)
Basic earnings per common share:
Net income	$87,106	$24,098
Less: net income allocated to participating securities(1)	(789)	(220)
Net income attributable to common stockholders	$86,317	$23,878
Weighted-average number of common shares - basic	50,706	39,695
Basic earnings per common share	$1.70	$0.60

Diluted earnings per common share:
Net income	$87,106	$24,098
Less: net income allocated to participating securities(1)	(786)	(219)
Net income attributable to common stockholders	$86,320	$23,879

Weighted average number of common shares - basic	50,706	39,695
Effect of dilutive securities:
Stock options and restricted stock units	221	283
Weighted-average number of common shares - diluted	50,927	39,978

Diluted earnings per common share	$1.69	$0.60
Anti-dilutive shares excluded from diluted earnings per share calculation	151	30

(1)	Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 13—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for the three months ended February 28, 2019 and 2018 and as of February 28, 2019 and November 30, 2018 is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended February 28, 2019
Revenue	$4,080,684	$1,173,271	$(4,502)	$5,249,453
External revenue	4,080,684	1,168,769		5,249,453
Operating income	101,372	60,591	—	161,963
Three months ended February 28, 2018
Revenue (as adjusted)	$3,989,799	$507,737	$(4,186)	$4,493,350
External revenue (as adjusted)	3,989,743	503,607		4,493,350
Operating income (as adjusted)	81,833	29,663	—	111,496
Total assets as of February 28, 2019	$9,561,972	$4,686,118	$(3,486,754)	$10,761,335
Total assets as of November 30, 2018 (as adjusted)	$10,207,964	$4,776,313	$(3,440,779)	$11,543,498

Inter-segment elimination represents services and other transactions, principally intercompany investments and loans, between the Company's reportable segments that are eliminated on consolidation.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Geographic information

The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the Concentrix legal entity that is party to the customer contract. Shown below are the countries that accounted for 10% or more of the Company’s Revenue and Property and equipment, net for the periods presented:

	Three Months Ended
	February 28, 2019	February 28, 2018
		(As adjusted)
Revenue:
United States	$3,351,707	$3,175,417
Others	1,897,746	1,317,933
Total	$5,249,453	$4,493,350

	As of
	February 28, 2019	November 30, 2018
Property and equipment, net:
United States	$279,365	$287,498
Philippines	63,824	75,770
Others	225,360	208,058
Total	$568,549	$571,326

NOTE 14—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both February 28, 2019 and November 30, 2018, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of February 28, 2019. These shares are owned by the following entities:

As of February 28, 2019
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 364 shares held directly by Mr. Miau, 217 shares held indirectly by Mr. Miau through a charitable remainder trust, and 9 shares held by his spouse.

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

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended
	February 28, 2019	February 28, 2018
Purchases of inventories	$36,144	$52,165
Sale of products to MiTAC Holdings and affiliates	160	333
Reimbursements received for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates	—	36

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	February 28, 2019	November 30, 2018
Receivable from related parties (included in Accounts receivable, net)	$56	$65
Payable to related parties (included in Accounts payable)	19,371	22,905

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

NOTE 15—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three months ended February 28, 2019 and 2018, the Company contributed $11,120 and $9,984, respectively, to defined contribution plans.

The Company has deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of February 28, 2019 and November 30, 2018, the deferred compensation liability balance was $6,147 and $6,146, respectively.

Defined Benefit Plans

The Company has a defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, as part of the Convergys acquisition, the Company acquired a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (“the cash balance plan”) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The plan assumptions are evaluated annually and are updated as deemed necessary.

During the three months ended February 28, 2019 and 2018, net periodic pension costs were $2,580 and $1,340, respectively, and the Company’s contribution were $1,377 and $1,262, respectively. The plans were underfunded by $87,788 and $89,001 as of February 29, 2019 and November 30, 2018.

NOTE 16—EQUITY:

Share repurchase program

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. There were no repurchases during the three months ended February 28, 2019. As of February 28, 2019, the Company had repurchased shares aggregating 680 for a total cost of $65,987. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Dividends

On March 27, 2019, the Company announced a cash dividend of $0.375 per share payable on April 26, 2019 to stockholders of record as of April 12, 2019. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 17—COMMITMENTS AND CONTINGENCIES:

The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2029. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of February 28, 2019 were as follows:

Fiscal Years Ending November 30,
2019 (remaining nine months)	$154,681
2020	174,540
2021	134,395
2022	99,861
2023	66,184
thereafter	97,981
Total minimum lease payments	$727,642

During the three months ended February 28, 2019 and 2018, rent expense was $64,427 and $31,673, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.

The Company was contingently liable as of February 28, 2019 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 10 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2019 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

When used in this Quarterly Report on Form 10-Q, or this "Report", the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, retention and turnover, the ownership interest of MiTAC Holdings Corporation's, or MiTAC Holdings', in us and its impact, our revenue, our gross margins, our operating costs and results, the value of our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, market acceptance of our customers’ products, concentration of customers, our international operations, foreign currency exchange rates, expansion and scaling of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including our acquisition of Convergys and the impact of the acquisition on our business, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, adequacy of our capital resources to meet our capital needs, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, our belief regarding the impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, our share repurchase and dividend program, and our securitization programs and revolving credit lines, our succession planning, our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained herein under Item 1A, if any, and in our Annual Report on Form 10-K for the year ended November 30, 2018. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In our Technology Solutions segment, we distribute more than 30,000 technology products (as measured by active SKUs) from more than 400 IT, CE and original equipment manufacturers, or OEM, suppliers, to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications, security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers' workloads and data center environments.

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

In our Concentrix segment, we provide a comprehensive range of strategic services and solutions to enhance our clients' customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer interaction and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice mediums in more than 70 languages.

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

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific and Europe. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of February 28, 2019, we had over 230,000 full-time and temporary employees worldwide.

Critical Accounting Policies and Estimates

During the three months ended February 28, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 606 applying the full retrospective method. See Note 2 to the Consolidated Financial Statements for information regarding our revenue recognition critical accounting policy and the impact of adoption. Except for the above, there have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

During the three months ended February 28, 2019, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 to the Consolidated Financial Statements for further information.

Acquisitions

We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint. In our Concentrix segment, we seek to further enhance our capabilities and domain expertise in our key verticals, expand our geographic footprint and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our customers.

Convergys acquisition

On October 5, 2018, we acquired 100% of Convergys Corporation, a customer experience outsourcing company for a purchase price of approximately $2.3 billion. The acquisition is related to our Concentrix segment and we believe the acquisition adds scale, diversifies our revenue base, expands our service delivery footprint and strengthens our leadership position as a top global provider of customer engagement services.

Results of Operations

(Amounts may not add or compute due to rounding. Prior period amounts have been adjusted to reflect the adoption of ASC Topic 606.)

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended
Statements of Operations Data:	February 28, 2019	February 28, 2018
Products revenue	77.74%	88.79%
Services revenue	22.26	11.21
Total revenue	100.00	100.00
Cost of products revenue	(73.02)	(83.80)
Cost of services revenue	(14.05)	(7.00)
Gross profit	12.93	9.20
Selling, general and administrative expenses	(9.85)	(6.72)
Operating income	3.09	2.48
Interest expense and finance charges, net	(0.79)	(0.39)
Other income (expense), net	(0.01)	(0.03)
Income before income taxes	2.28	2.07
Provision for income taxes	(0.62)	(1.53)
Net income	1.66%	0.54%

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 28, 2019 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. As these non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures and should be used only as a complement to, and in conjunction with data presented in accordance with GAAP.

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	February 28, 2019	February 28, 2018
	(in thousands, except per share amounts)
Consolidated
Revenue	$5,249,453	$4,493,350
Foreign currency translation	51,088
Revenue in constant currency	$5,300,541	$4,493,350

Operating income	$161,963	$111,496
Acquisition-related and integration expenses	27,849	1,805
Amortization of intangibles	52,857	26,710
Non-GAAP operating income	$242,669	$140,011
Depreciation	41,517	21,924
Adjusted EBITDA	$284,186	$161,935

Operating margin	3.09%	2.48%
Non-GAAP operating margin	4.62%	3.12%

Diluted EPS	$1.69	$0.60
Acquisition-related and integration expenses	0.54	0.04
Amortization of intangibles	1.03	0.66
Income taxes related to the above (1)	(0.43)	(0.21)
U.S. tax reform adjustment	—	1.03
Non-GAAP diluted EPS	$2.84	$2.13

Technology Solutions
Revenue	$4,080,684	$3,989,799
Foreign currency translation	36,733
Revenue in constant currency	$4,117,417	$3,989,799

Operating income	$101,372	$81,833
Acquisition-related and integration expenses	332	1,805
Amortization of intangibles	10,994	12,816
Non-GAAP operating income	$112,698	$96,454
Depreciation	5,369	4,834
Adjusted EBITDA	$118,067	$101,288

Operating margin	2.48%	2.05%
Non-GAAP operating margin	2.76%	2.42%

Concentrix
Revenue	$1,173,271	$507,737
Foreign currency translation	14,355
Revenue in constant currency	$1,187,626	$507,737

Operating income	$60,591	$29,663
Acquisition-related and integration expenses	27,517	—
Amortization of intangibles	41,863	13,894
Non-GAAP operating income	$129,971	$43,557
Depreciation	36,148	17,090
Adjusted EBITDA	$166,119	$60,647

Operating margin	5.16%	5.84%
Non-GAAP operating margin	11.08%	8.58%

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

Three Months Ended February 28, 2019 and 2018

Revenue

	Three Months Ended		Percent
	February 28, 2019	February 28, 2018	Change
	(in thousands)
Revenue	$5,249,453	$4,493,350	16.8%
Technology Solutions revenue	4,080,684	3,989,799	2.3%
Concentrix revenue	1,173,271	507,737	131.1%
Inter-segment elimination	(4,502)	(4,186)

Our revenue includes sales of products and services. In our Technology Solutions segment, we distribute a comprehensive range of products for the technology industry and design and integrate data center servers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements. As our software and security OEM vendors transition to “as-a-Service” type product offerings, more of our revenue is being recorded on a net basis in accordance with revenue recognition guidance on Principal versus Agent considerations as our performance obligation is to arrange for the products or services to be provided by another party which impacts our revenue growth trends. The revenue generated by our Concentrix segment relates to business outsourcing services focused on process optimization, customer engagement and back office automation. Inter-segment elimination represents services generated between our reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue represents services provided by the Concentrix segment to the Technology Solutions segment.

Revenue in our Technology Solutions segment increased during the three months ended February 28, 2019 compared to the prior year period, primarily due to broad-based growth across the portfolio, partially offset by the adverse impact of currency translation.

Revenue in our Concentrix segment increased during the three months ended February 28, 2019 compared to the prior year period, primarily due to the impact of the Convergys acquisition in October 2018, partially offset by the unfavorable impact of foreign currency translation.

Gross Profit

	Three Months Ended		Percent
	February 28, 2019	February 28, 2018	Change
	(in thousands)
Gross profit	$678,921	$413,515	64.2%
Gross margin	12.93%	9.20%
Technology Solutions gross profit	247,567	224,287	10.4%
Technology Solutions gross margin	6.07%	5.62%
Concentrix gross profit	433,309	190,905	127.0%
Concentrix gross margin	36.93%	37.60%
Inter-segment elimination	(1,955)	(1,677)

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

Technology Solutions gross profit and margin for the three months ended February 28, 2019 increased primarily due to an increase in sales and product mix. The increase in gross margin was also attributable to a higher proportion of our revenue generated from sales of products and services where revenue is reported on a net basis by recognizing the margins earned in revenue with no associated cost of revenue.

Concentrix gross profit during the three months ended February 28, 2019 increased compared to the prior year period mainly due to the Convergys acquisition in October 2018 and a net favorable foreign currency translation impact. Concentrix gross margin during the three months ended February 28, 2019 decreased compared to the prior year period mainly due to a customer mix.

Selling, General and Administrative Expenses

	Three Months Ended		Percent
	February 28, 2019	February 28, 2018	Change
	(in thousands)
Selling, general and administrative expenses	$516,958	$302,019	71.2%
Percentage of revenue	9.85%	6.72%
Technology Solutions selling, general and administrative expenses	146,195	142,454	2.6%
Technology Solutions percentage of revenue	3.58%	3.57%
Concentrix selling, general and administrative expenses	372,718	161,242	131.2%
Concentrix percentage of revenue	31.77%	31.76%
Inter-segment elimination	(1,955)	(1,677)

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

During the three months ended February 28, 2019, selling, general and administrative expenses in our Technology Solutions segment increased compared to the prior year period, primarily due to increased costs to support growth in our distribution business, partially offset by a $1.8 million decrease in amortization of intangible assets, a $1.5 million decrease in acquisition-related and integration expenses and the favorable impact of foreign currency translation as a result of weakening of Canadian Dollar and Brazilian Real.

Concentrix selling, general and administrative expenses increased, in dollars, during the three months ended February 28, 2019, compared to the prior year period, primarily due to additional expenses from the Convergys acquisition in October 2018, which included an increase in the amortization of intangible assets by $28.0 million and the incurrence of acquisition-related and integration expenses of $27.5 million. This increase was partially offset by operational efficiencies including cost synergies due to our integration activities and the favorable impact of foreign currency translation.

Operating income

	Three Months Ended		Percent
	February 28, 2019	February 28, 2018	Change
	(in thousands)
Operating income	$161,963	$111,496	45.3%
Operating margin	3.09%	2.48%
Technology Solutions operating income	101,372	81,833	23.9%
Technology Solutions operating margin	2.48%	2.05%
Concentrix operating income	60,591	29,663	104.3%
Concentrix operating margin	5.16%	5.84%

Operating income and margin in our Technology Solutions segment increased during the three months ended February 28, 2019, compared to the prior year period, due to higher sales and product mix. Operating margin also increased due to the impact of a higher proportion of our revenue being reported on a net revenue basis.

Operating income in our Concentrix segment increased during the three months ended February 28, 2019, compared to the prior year period, due to the Convergys acquisition, operational efficiencies and integration synergies and favorable impact of foreign currency translation.

Excluding the impact of amortization expenses and acquisition-related and integration expenses, operating margin in our Concentrix segment increased during the three months ended February 28, 2019 compared to the prior year period.

Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2019	February 28, 2018	Percent Change
	(in thousands)
Interest expense and finance charges, net	$41,606	$17,451	138.4%
Percentage of revenue	0.79%	0.39%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.

During the three months ended February 28, 2019, our interest expense and finance charges, net, increased compared to the prior year period, primarily due to higher interest expense as a result of additional borrowings to fund the Convergys acquisition and support growth in our Technology Solutions segment. Additionally, our borrowings are primarily at variable rates and our interest expense has also increased with the increase in benchmark interest rates. Approximately $2.0 billion of our outstanding borrowings of $3.5 billion at November 30, 2018 have been economically converted to fixed-rate debt through interest rate swaps.

Other Income (Expense), Net

	Three Months Ended		Percent
	February 28, 2019	February 28, 2018	Change
	(in thousands)
Other expense, net	$695	$1,178	(41.0)%
Percentage of revenue	0.01%	0.03%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, non-service component of pension costs, debt extinguishment gains and losses and other non-operating gains and losses, such as changes in the fair value of convertible debt conversion spread, and settlements received from class actions lawsuits.

The decrease in other expense, net, during the three months ended February 28, 2019 compared to the prior year period was primarily due to higher foreign currency exchange gains, partially offset by losses related to changes in the fair value of the conversion spread of convertible debentures assumed in connection with the acquisition of Convergys and extinguishment losses on settlement of those debentures.

Provision for Income Taxes

	Three Months Ended		Percent
	February 28, 2019	February 28, 2018	Change
	(in thousands)
Provision for income taxes	$32,556	$68,769	(52.7)%
Percentage of income before income taxes	27.21%	74.05%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate.

The decrease in the effective tax rate during the three months ended February 28, 2019, compared to the prior year period, is due to the discrete impact of a provisional net adjustment of $41.7 million related to the TCJA recorded in the prior year period. This adjustment included a $67.6 million transition tax expense for mandatory repatriation, partially offset by a $25.9 million tax benefit from the remeasurement of our net deferred tax balance to the new U.S. tax rate enacted under the TCJA. Excluding the impact of the adjustments related to the TCJA, our effective tax rate for the first quarter of fiscal 2018 was 29.1%. The current quarter tax rate is lower, compared to the prior year period, primarily due to the reduction in federal income tax rate from 22% to 21%, reversal of certain tax reserves as a result of the expiration of the statute of limitation in certain tax jurisdictions, and the mix of income earned in different tax jurisdictions.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		February 28, 2019	February 28, 2018
		(Amounts in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$5,249,453	$4,493,350
Accounts receivable, net	(b)	3,167,301	2,501,209
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	54	50

Days inventory outstanding
Cost of revenue (products and services)	(d)	$4,570,532	$4,079,835
Inventories	(e)	2,430,392	2,183,903
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	48	48

Days payable outstanding
Cost of revenue (products and services)	(g)	$4,570,532	$4,079,835
Accounts payable	(h)	2,187,706	2,448,478
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	43	54

Cash conversion cycle	(j) = (c)+(f)-(i)	59	44

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Concentrix working capital is primarily comprised of accounts receivable. Our cash conversion cycle was 59 days and 44 days as of February 28, 2019 and 2018, respectively. The increase was primarily due to the timing of payments of accounts payable, higher proportion of revenue recorded on a net basis under Principal versus Agent revenue guidance and the impact of the Convergys acquisition.

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

Net cash used in operating activities was $158.3 million during the three months ended February 28, 2019, primarily due to a decrease in accounts payable of $875.8 million, partially offset by net income of $87.1 million, adjustments for non-cash items of $105.9 million, a decrease in accounts receivable of $487.9 million and a decrease in receivable from vendors of $86.6 million. The decrease in accounts receivable and accounts payable was primarily due to lower revenue in our Technology Solutions segment during the three months ended February 28, 2018 following a seasonally high fourth quarter of fiscal year 2018. The decrease in accounts payable was also impacted by timing of payments. The adjustments for non-cash items consist primarily of amortization and depreciation, stock-based compensation expense and deferred tax benefit.

Net cash used in operating activities was $5.7 million during the three months ended February 28, 2018, primarily due to an increase in inventories of $139.6 million and a decrease in accounts payable of $200.1 million. These cash outflows were partially offset by net income of $24.1 million, adjustments for non-cash items of $31.0 million, a decrease in accounts and vendor receivables of $222.3 million, and a net change in other assets and liabilities of $56.7 million. The increase in inventories was primarily in anticipation of continued demand in our Technology Solutions segment including Westcon-Comstor Americas. The decrease in accounts receivable and accounts payable was primarily due to lower revenue in our Technology Solutions segment during the three months ended February 28, 2018 following a seasonally high fourth quarter of fiscal year 2017. The adjustments for non-cash items consist primarily of amortization and depreciation and stock-based compensation expense, offset partially by the deferred tax benefit related to the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate due to the enactment of the TCJA.

Net cash used in investing activities during the three months ended February 28, 2019 was $29.5 million, primarily due to capital expenditures of $28.8 million related to infrastructure investments to support growth in both of our business segments.

Net cash used in investing activities during the three months ended February 28, 2018 was $27.9 million, primarily due to capital expenditures of $22.4 million, related substantially to our Concentrix segment. In addition, we made a final payment of $8.2 million for the acquisition of Tigerspike in fiscal year 2017 and received a refund of $2.3 million from Datatec towards the settlement of certain pre-acquisition intra Datatec group transactions related to our acquisition of Westcon-Comstor Americas from Datatec in fiscal year 2017.

Net cash used in financing activities during the three months ended February 28, 2019 was $27.1 million, consisting primarily of $19.2 million of dividend paid and $13.3 million of net repayments under our borrowing arrangements. During the three months ended February 28, 2019 the Company drew the last tranche of $250.0 million under a term loan facility obtained in fiscal year 2018 for the Convergys acquisition for the settlement of the remaining amount of convertible debentures assumed as part of the acquisition and the remainder was used for working capital.

Net cash used in financing activities during the three months ended February 28, 2018 was $146.4 million, consisting primarily of $139.5 million of net repayments under our borrowing arrangements by utilizing the cash generated from operations during the fourth fiscal quarter of 2017 and $14.0 million of dividend payments.

Capital Resources

Our cash and cash equivalents totaled $243.6 million and $461.8 million as of February 28, 2019 and November 30, 2018, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $208.7 million and $301.1 million as of February 29, 2019 and November 30, 2018, respectively. Our cash and cash equivalents held by foreign subsidiaries are no longer subject to U.S. tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

On-Balance Sheet Arrangements

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, which expires in fiscal year 2020, our subsidiary, which is the borrower under this facility, can borrow up to a maximum of $850.0 million based upon eligible trade accounts receivable. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150.0 million. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR shall not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum is payable on the adjusted commitment of the lenders.

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our eligible receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. As of February 28, 2019 and November 30, 2018, $512.1 million and $615.0 million, respectively, was outstanding under the U.S. AR Arrangement.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $75.9 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $37.9 million. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $45.5 million, and when the unused portion exceeds CAD60.0 million, or $45.5 million, a fee of 0.40% on the first CAD25.0 million, or $19.0 million, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both February 28, 2019 and November 30, 2018, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $134.7 million. The credit agreement is comprised of a JPY7.0 billion, or $62.8 million, term loan and a JPY 8.0 billion, or $71.8 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of February 28, 2019 and November 30, 2018, the balances outstanding under the term loan component of these facilities were $62.8 million and $61.7 million, respectively. Balances outstanding under the revolving credit facilities were $24.7 million and $20.3 million as of February 28, 2019 and November 30, 2018, respectively.

Our Central and South American subsidiaries maintain revolving credit facilities with financial institutions in the respective countries, which are denominated in the local currency of such countries or United States Dollars and aggregate to $40.5 million in revolving commitments (the “LATAM facilities”). The revolving credit facilities mature in one year or less. We guarantee the obligations under these credit facilities. The terms of borrowing under these lines of credit vary from country to country, depending on local market conditions, and the interest rates range from 5.02% to 11.38%.

There were no borrowings outstanding under the LATAM facilities as of either February 28, 2019 or November 30, 2018.

Our Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. We guarantee the obligations under these credit facilities. These credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution.

There were no borrowings outstanding under these credit facilities as of either February 28, 2019 or November 30, 2018.

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of the Company's United States domestic subsidiaries. As of both February 28, 2019 and November 30, 2018, the balance outstanding under the term loan component of the U.S. Credit Agreement was $1.1 billion. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of either February 28, 2019 or November 30, 2018.

In order to fund the Convergys acquisition (See Note 4), the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, we entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023. Until November 30, 2018, we had drawn $1.6 billion of term loans. During the three months ended February 28, 2019, we borrowed the remaining available amount of $250.0 million under this facility, to settle part of Convergys' outstanding Convertible Debentures. The outstanding principal amount of the term loans is payable in quarterly installments of $22.5 million commencing on May 31, 2019 with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25%to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of February 28, 2019 and November 30, 2018, the balances outstanding under the U.S. Term Loan Credit Agreement were $1.8 billion and $1.6 billion, respectively.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $37.9 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both February 28, 2019 and November 30, 2018, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of February 28, 2019 commitments for these revolving credit facilities aggregated $21.5 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible accounts receivable. As of February 28, 2019 and November 30, 2018, the balances outstanding under these facilities were $4.3 million and $5.6 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2019 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At February 28, 2019 and November 30, 2018, we had a total of $44.6 million and $36.5 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2019, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, and repatriation tax under the TCJA which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt and payments for our operating lease arrangements. As of February 28, 2019, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. For more information on our future minimum rental obligations under non-cancellable lease agreements as of February 28, 2019, see Note 17 to the Consolidated Financial Statements.

Guarantees

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through February 28, 2019 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of February 28, 2019 and November 30, 2018, accounts receivable subject to flooring arrangements were $72.6 million and $84.7 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 10 to the Consolidated Financial Statements.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both February 28, 2019 and November 30, 2018, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of February 28, 2019
(in thousands)
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 364 thousand shares directly held by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 9 thousand shares held by his spouse.

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

We purchased inventories from MiTAC Holdings and its affiliates totaling $36.1 million and $52.2 million during the three months ended February 28,2019 and 2018, respectively. Our sales to MiTAC Holdings and its affiliates totaled $0.2 million and $0.3 million during the three months ended February 28, 2019 and 2018, respectively. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $0 and $36,000 during the three months ended February 28, 2019 and 2018.

As of February 28, 2019 and November 30, 2018, our payables to MiTAC Holdings and its affiliates were $19.4 million and $22.9 million, respectively. As of February 28, 2019 and November 30, 2018, our receivables from MiTAC Holdings and its affiliates were $56,000 and $65,000, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk during the three months ended February 28, 2019 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I-Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. There have been no material changes from the risk factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1	Offer Letter, dated as of January 1, 2019, by and between the Company and Michael Urban.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 08, 2019

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)