Form 10-Q
period 2019-05-31
SYNNEX CORP
filed 2019-07-03
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-31892

SYNNEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2703333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

44201 Nobel Drive Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

(510) 656-3333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SNX	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 26, 2019
Common Stock, $0.001 par value	51,075,398

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

(unaudited)

	May 31, 2019	November 30, 2018
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$271,491	$454,694
Accounts receivable, net	3,457,110	3,640,496
Receivables from vendors, net	350,330	351,744
Inventories	2,608,453	2,392,559
Other current assets	327,730	323,323
Total current assets	7,015,116	7,162,817
Property and equipment, net	564,290	571,326
Goodwill	2,192,076	2,203,316
Intangible assets, net	1,266,671	1,377,305
Deferred tax assets	82,353	76,508
Other assets	155,452	152,227
Total assets	$11,275,958	$11,543,498

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$728,962	$833,216
Accounts payable	2,764,919	3,048,102
Accrued compensation and benefits	325,165	358,352
Other accrued liabilities	612,159	672,635
Income taxes payable	30,012	41,322
Total current liabilities	4,461,217	4,953,627
Long-term borrowings	2,792,649	2,622,782
Other long-term liabilities	305,019	325,119
Deferred tax liabilities	180,020	206,916
Total liabilities	7,738,905	8,108,444
Commitments and contingencies (Note 16-Commitments and Contingencies)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 52,929 and 52,861 shares issued as of May 31, 2019 and November 30, 2018, respectively	53	53
Additional paid-in capital	1,527,383	1,512,201
Treasury stock, 2,336 and 2,167 shares as of May 31, 2019 and November 30, 2018, respectively	(165,601)	(149,533)
Accumulated other comprehensive income (loss)	(188,561)	(126,288)
Retained earnings	2,363,779	2,198,621
Total stockholders’ equity	3,537,053	3,435,054
Total liabilities and equity	$11,275,958	$11,543,498

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
		(As adjusted)		(As adjusted)
Revenue:
Products	$4,567,072	$4,422,093	$8,647,757	$8,411,836
Services	1,155,816	486,188	2,324,585	989,795
Total revenue	5,722,889	4,908,281	10,972,341	9,401,631
Cost of revenue:
Products	(4,297,096)	(4,174,771)	(8,130,213)	(7,940,283)
Services	(727,324)	(304,352)	(1,464,739)	(618,675)
Gross profit	698,468	429,158	1,377,389	842,673
Selling, general and administrative expenses	(523,813)	(305,156)	(1,040,771)	(607,175)
Operating income	174,655	124,002	336,618	235,498
Interest expense and finance charges, net	(43,144)	(16,375)	(84,750)	(33,826)
Other income (expense), net	21,546	(1,446)	20,851	(2,624)
Income before income taxes	153,057	106,181	272,719	199,048
Provision for income taxes	(38,584)	(12,439)	(71,140)	(81,208)
Net income	$114,473	$93,742	$201,579	$117,840
Earnings per common share:
Basic	$2.24	$2.35	$3.94	$2.95
Diluted	$2.23	$2.34	$3.92	$2.93
Weighted-average common shares outstanding:
Basic	50,675	39,505	50,691	39,599
Diluted	50,939	39,742	50,933	39,859

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
		(As adjusted)		(As adjusted)
Net income	$114,473	$93,742	$201,579	$117,840
Other comprehensive income (loss):
Change in unrealized gains of defined benefit plans, net of taxes of $0 for the three and six months ended May 31, 2019 and 2018	—	—	307	—
Unrealized (losses) gains on cash flow hedges during the period, net of taxes of $10,288 and $15,884 for the three and six months ended May 31, 2019, respectively, and $(11) and $(1,925) for the three and six months ended May 31, 2018, respectively	(30,654)	30	(47,670)	5,416
Reclassification of net gains on cash flow hedges to net income, net of taxes of $1,231 and $2,120 for the three and six months ended May 31, 2019, respectively, and $778 and $715 for the three and six months ended May 31, 2018, respectively	(3,466)	(1,917)	(6,016)	(1,740)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(34,119)	(1,887)	(53,686)	3,676
Foreign currency translation adjustments, net of taxes of $174 and ($24) for the three and six months ended May 31, 2019, respectively, and $109 and $86 for the three and six months ended May 31, 2018, respectively	(27,042)	(42,677)	(6,939)	(32,022)
Other comprehensive income	(61,161)	(44,564)	(60,318)	(28,346)
Comprehensive income	$53,312	$49,178	$141,261	$89,494

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
		(As adjusted)		(As adjusted)
Total Stockholders' equity, beginning balance	$3,510,442	$2,318,705	$3,435,054	$2,287,297

Common stock and additional paid-in capital:
Beginning balance	1,519,576	474,694	1,512,254	467,989
Share-based compensation	6,478	5,624	13,085	10,725
Common stock issued for employee benefit plans	1,383	1,284	2,205	2,888
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	—	—	(107)	—
Ending balance	1,527,436	481,602	1,527,436	481,602

Treasury stock:
Beginning balance	(150,242)	(78,775)	(149,533)	(77,133)
Repurchases of common stock for tax withholdings on equity awards	(176)	(195)	(885)	(1,683)
Repurchases of common stock	(15,184)	(45,831)	(15,184)	(45,985)
Ending balance	(165,601)	(124,801)	(165,601)	(124,801)

Retained earnings:
Beginning balance	2,268,508	1,968,487	2,198,621	1,958,360
Net income	114,473	93,742	201,579	117,840
Cash dividends declared	(19,202)	(13,975)	(38,376)	(27,946)
Cumulative effect of changes in accounting principles	—	—	1,955	—
Ending balance	2,363,779	2,048,255	2,363,779	2,048,255

Accumulated other comprehensive income (loss):
Beginning balance	(127,399)	(45,701)	(126,288)	(61,919)
Other comprehensive income (loss)	(61,161)	(44,564)	(60,318)	(28,346)
Cumulative effect of changes in accounting principles	—	—	(1,955)	—
Ending balance	(188,561)	(90,265)	(188,561)	(90,265)

Total stockholders' equity, ending balance	$3,537,053	$2,314,791	$3,537,053	$2,314,791

Cash dividends declared per share	$0.375	$0.350	$0.375	$0.350

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Six Months Ended
	May 31, 2019	May 31, 2018
		(As adjusted)
Cash flows from operating activities:
Net income	$201,579	$117,840
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	189,839	97,506
Share-based compensation	13,085	10,725
Provision for doubtful accounts	9,813	3,852
Deferred income taxes	(14,222)	(27,870)
Contingent consideration	(19,034)	—
Unrealized foreign exchange losses	3,552	1,665
Other	7,314	(3,639)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	176,358	148,789
Receivables from vendors, net	1,525	(45,675)
Inventories	(214,317)	39,902
Accounts payable	(290,303)	(342,083)
Other operating assets and liabilities	(112,570)	61,698
Net cash (used in) provided by operating activities	(47,380)	62,710
Cash flows from investing activities:
Purchases of held-to-maturity investments	—	(32)
Proceeds from maturity of held-to-maturity investments	—	4,659
Purchases of property and equipment	(60,412)	(50,020)
Acquisition of businesses, net of refunds	(6,235)	(5,922)
Other	726	784
Net cash used in investing activities	(65,921)	(50,531)
Cash flows from financing activities:
Proceeds from borrowings	3,877,963	4,924,632
Repayments of borrowings	(3,895,664)	(5,052,890)
Dividends paid	(38,376)	(27,946)
Decrease in book overdraft	(703)	(5,203)
Repurchases of common stock	(14,256)	(45,985)
Proceeds from issuance of common stock	2,206	2,888
Repurchases of common stock for tax withholdings on equity awards	(885)	(1,683)
Other	(107)	—
Net cash used in financing activities	(69,820)	(206,187)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,330)	(2,176)
Net decrease in cash, cash equivalents and restricted cash	(185,450)	(196,184)
Cash, cash equivalents and restricted cash at beginning of period	462,033	556,742
Cash, cash equivalents and restricted cash at end of period	$276,583	$360,558
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$4,835	$1,695
Supplemental disclosure of non-cash financing activities:
Unsettled common stock repurchases	$928	$—

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2019 and 2018

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

The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2019 and for the three and six months ended May 31, 2019 and 2018 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2018 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company's significant accounting policies, refer to the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2018. Accounting pronouncements adopted during the six months ended May 31, 2019 are discussed below.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through May 31, 2019, the Company had not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2019, such losses have been within management’s expectations.

One customer accounted for 18% of the Company’s total revenue during both the three and six months ended May 31, 2019. The same customer accounted for 18% (as adjusted) of the Company's total revenue during both the three and six months ended May 31, 2018. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12% and 11% of total revenue during the three and six months ended May 31, 2019 and approximately 13% (as adjusted) of total revenue during both the three and six months ended May 31, 2018.

As of May 31, 2019 and November 30, 2018, one customer comprised 15% and 11% (as adjusted), respectively, of the total accounts receivable balance.

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

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Reclassifications

Certain reclassifications have been made to prior period amounts in the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and the notes thereto to conform to current period presentation. These reclassifications had no effect on total current assets, total assets, total current liabilities, total liabilities or cash flows from operating, investing or financing activities as previously reported. In addition, refer below for impact of reclassifications made due to adoption of new accounting pronouncements.

Recently adopted accounting pronouncements

In June 2018, the Financial Accounting Standard Board (the “FASB”) issued new guidance which simplifies the accounting for share-based compensation issued to non-employees by making the guidance substantially the same as the accounting for employee share-based compensation. The Company adopted the guidance during the first quarter ended February 28, 2019. The guidance did not have a material impact on the Company’s consolidated financial results for the three and six months ended May 31, 2019, nor is it likely to have a material impact for the remainder of the fiscal year.

In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which will be measured at fair value through earnings. The Company adopted the guidance as of December 1, 2018, by means of a cumulative-effect adjustment to the balance sheet, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. This resulted in a reclassification of net unrealized gains of $1,955 from accumulated other comprehensive income (loss) (“AOCI”) to opening retained earnings. The Company has elected to use the measurement alternative for non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of this guidance increases the volatility of the other income (expense), net, as a result of the remeasurement of the equity securities; however, the adoption did not have a material impact on the Company’s consolidated financial results for the three and six months ended May 31, 2019, nor is it likely to have a material impact for the remainder of the fiscal year.

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers with amendments in 2015 and 2016, codified as Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted the guidance effective December 1, 2018 on a full retrospective basis to ensure a consistent basis of presentation within the Company’s consolidated financial statements for all periods reported. In addition, the Company elected the one year practical expedient for contract costs.

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

The effects of adoption on the Company’s Consolidated Balance Sheet as of November 30, 2018, the Company’s Consolidated Statements of Operations for the three and six months ended May 31, 2018, and the Company’s Consolidated Statement of Cash Flows for the six months ended May 31, 2018 were as follows:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended May 31, 2018			Six Months Ended May 31, 2018
Consolidated Statement of Operations	As reported	Adjustments for ASC Topic 606	As adjusted	As reported	Adjustments for ASC Topic 606	As adjusted
Revenue:
Products	$4,486,395	$(64,302)	$4,422,093	$8,535,158	$(123,322)	$8,411,836
Services	486,188	—	486,188	989,795	—	989,795
Total revenue	4,972,583	(64,302)	4,908,281	9,524,953	(123,322)	9,401,631
Cost of revenue:
Products	(4,239,137)	64,366	(4,174,771)	(8,063,233)	122,950	(7,940,283)
Services	(304,352)	—	(304,352)	(618,675)	—	(618,675)
Gross profit	429,094	64	429,158	843,045	(372)	842,673
Selling, general and administrative expenses	(305,156)	—	(305,156)	(607,175)	—	(607,175)
Operating income	123,938	64	124,002	235,870	(372)	235,498
Interest expense and finance charges, net	(16,375)	—	(16,375)	(33,826)	—	(33,826)
Other income (expense), net	(1,446)	—	(1,446)	(2,624)	—	(2,624)
Income before income taxes	106,117	64	106,181	199,420	(372)	199,048
Provision for income taxes	(12,424)	(15)	(12,439)	(81,293)	85	(81,208)
Net income	$93,693	$49	$93,742	$118,127	$(287)	$117,840
Earnings per common share:
Basic	$2.35	$—	$2.35	$2.96	$(0.01)	$2.95
Diluted	$2.34	$—	$2.34	$2.94	$(0.01)	$2.93

	Six Months Ended May 31, 2018
Consolidated Statement of Cash Flows Caption	As reported	Adjustments for ASC Topic 606	As adjusted
Cash flows from operating activities:
Net income	$118,127	$(287)	$117,840
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	(27,785)	(85)	(27,870)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivables, net	111,551	37,238	148,789
Receivables from vendors, net	—	(45,675)	(45,675)
Inventories	30,537	9,365	39,902
Other operating assets and liabilities	62,254	(556)	61,698
Net cash provided by operating activities	62,710	—	62,710

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

For the three and six months ended May 31, 2019 and 2018

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

For the three and six months ended May 31, 2019 and 2018

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

Refer to Note 12 – Segment Information for disaggregated revenue disclosure.

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

During the six months ended May 31, 2019, the Company recorded measurement period adjustments of $10,154 to goodwill. These comprised an increase of $13,834 in tax liabilities and an increase of $23,988 to the fair value of other acquired net tangible assets.

To date acquisition-related and integration expenses were $80,721, of which $15,714 and $43,231 were incurred during the three and six months ended May 31, 2019. Substantially all acquisition-related and integration expenses were recorded in "Selling, general and administrative expenses." The charges during the three and six months ended May 31, 2019 comprised of legal and professional services, severance and lease termination payments, accelerated depreciation and other costs incurred to complete the acquisition and retention payments to integrate the business.

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

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2019 and 2018, and the measurement-date fair value of those awards:

	Three Months Ended				Six Months Ended
	May 31, 2019		May 31, 2018		May 31, 2019		May 31, 2018
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Stock options	—	$—	38	$1,050	17	$500	38	$1,050
Restricted stock awards	16	1,654	20	1,896	26	2,609	22	2,106
Restricted stock units	—	—	—	—	51	4,765	22	2,554
	16	$1,654	58	$2,946	94	$7,874	82	$5,710

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and six months ended May 31, 2019 and 2018 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Total share-based compensation (recorded in selling, general and administrative expenses)	$6,505	$5,645	$13,140	$10,780
Tax benefit recorded in the provision for income taxes	(1,684)	(1,565)	(3,493)	(3,112)
Net effect on net income	$4,821	$4,080	$9,647	$7,668

NOTE 6—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	May 31, 2019	November 30, 2018
Cash and cash equivalents	$271,491	$454,694
Restricted cash included in other current assets	4,819	7,126
Restricted cash included in other assets	273	213
Cash, cash equivalents and restricted cash	$276,583	$462,033

Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, the issuance of bank guarantees and a government grant.

Accounts receivable, net:

	As of
	May 31, 2019	November 30, 2018
		(As adjusted)
Accounts receivable	$3,469,435	$3,648,975
Less: Allowance for doubtful accounts	(12,325)	(8,479)
Accounts receivable, net	$3,457,110	$3,640,496

Receivables from vendors, net:

	As of
	May 31, 2019	November 30, 2018
		(As adjusted)
Receivables from vendors	$354,754	$357,930
Less: Allowance for doubtful accounts	(4,424)	(6,186)
Receivables from vendors, net	$350,330	$351,744

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Property and equipment, net:

	As of
	May 31, 2019	November 30, 2018
Land	$40,737	$31,102
Equipment, computers and software	479,448	423,467
Furniture and fixtures	110,116	104,474
Buildings, building improvements and leasehold improvements	405,893	368,107
Construction-in-progress	3,388	29,021
Total property and equipment, gross	$1,039,582	956,170
Less: Accumulated depreciation	(475,292)	(384,844)
Property and equipment, net	$564,290	$571,326

Depreciation expense was $42,601 and $84,118 for the three and six months ended May 31, 2019 and $22,596 and $44,520, respectively, for the three and six months ended May 31, 2018.

Goodwill:

	Technology Solutions	Concentrix	Total
Balance as of November 30, 2018	$427,775	$1,775,541	$2,203,316
Additions/adjustments from acquisitions (See Note 4)	—	(10,154)	(10,154)
Foreign exchange translation	(1,880)	794	(1,086)
Balance as of May 31, 2019	$425,895	$1,766,181	$2,192,076

Intangible assets, net:

	As of May 31, 2019			As of November 30, 2018
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,545,582	$(427,033)	$1,118,549	$1,552,322	$(333,266)	$1,219,056
Vendor lists	178,804	(60,176)	118,628	179,019	(53,318)	125,701
Technology	14,748	(8,068)	6,680	14,767	(7,064)	7,704
Other intangible assets	35,475	(12,661)	22,814	35,559	(10,715)	24,844
	$1,774,609	$(507,938)	$1,266,671	$1,781,667	$(404,363)	$1,377,305

Amortization expense was $52,864 and $105,721, respectively, for the three and six months ended May 31, 2019, and $26,276 and $52,986, respectively, for the three and six months ended May 31, 2018.

Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal years ending November 30,
2019 (remaining six months)	$100,309
2020	188,570
2021	173,532
2022	150,213
2023	131,762
Thereafter	522,286
Total	$1,266,671

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, are as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2018	$(3,263)	$16,920	$(139,945)	$(126,288)
Opening balance adjustment for the adoption of new accounting guidance	—	—	(1,955)	(1,955)
Other comprehensive income (loss) before reclassification	307	(47,670)	(6,939)	(54,302)
Reclassification of (gains) losses from Other comprehensive income (loss)	—	(6,016)	—	(6,016)
Balance as of May 31, 2019	$(2,956)	$(36,766)	$(148,839)	$(188,561)

Refer to Note 7 for location of gains and losses reclassified from other comprehensive income (loss) to the Consolidated Statement of Operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. Substantially, all of the balance at both November 30, 2018 and May 31, 2019 represents foreign currency translation adjustment.

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

For the three and six months ended May 31, 2019 and 2018

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 8 — Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	May 31, 2019	November 30, 2018
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$929,689	$1,008,895
Other current assets	7,287	12,651
Other accrued liabilities	1,685	1,856
Interest rate swap (notional value)	$100,000	$100,000
Other assets	1,342	3,519
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$392,356	$624,014
Other current assets and other assets	5,269	3,834
Other accrued liabilities and other long-term liabilities	3,649	12,306
Interest rate swaps (notional value)	$1,900,000	$1,900,000
Other current assets and other assets	—	5,869
Other accrued liabilities and other long-term liabilities	$70,979	$9,004

Volume of Activity

The notional amounts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, the Indian Rupee, the Euro, the British Pound, the Brazilian Real, the Canadian Dollar and the Chinese Yuan that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

	Location of Gain (Loss)	Three Months Ended May 31,		Six Months Ended May 31,
	in Income	2019	2018	2019	2018

Revenue for services		$1,155,816	$486,188	$2,324,585	$989,795
Cost of revenue for services		(727,324)	(304,352)	(1,464,739)	(618,675)
Selling, general and administrative expenses		(523,813)	(305,156)	(1,040,771)	(607,175)
Interest expense and finance charges, net		(43,144)	(16,375)	(84,750)	(33,826)
Other income (expense), net		21,546	(1,446)	20,851	(2,624)

Derivative Instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange contracts		$277	$—	$6,712	$—
Interest rate swaps		(41,219)	41	(70,265)	7,341
Total		$(40,942)	$41	$(63,554)	$7,341

Gains (losses) reclassified from AOCI into income:
Foreign exchange contracts
Loss reclassified from AOCI into income	Revenue for services	$24	$—	$16	$—
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	4,128	—	7,448	—
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	1,692	—	3,153	—
Interest rate swaps
Gain (loss) reclassified from AOCI into income	Interest expense and finance charges, net	(1,147)	2,695	(2,480)	2,455
Total		$4,697	$2,695	$8,137	$2,455

Derivative Instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	$7,291	$8,709	$9,943	$5,675
Loss recognized from interest rate swaps, net	Interest expense and finance charges, net	(1,188)	—	(2,177)	—
Total		$6,103	$8,709	$7,766	$5,675

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $985.

Offsetting of Derivatives

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would have been reduced by $4,057 each as of May 31, 2019 and $6,850 each as of November 30, 2018.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2019				As of November 30, 2018
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$43,515	$43,515	$—	$—	$108,785	$108,785	$—	$—
Marketable equity securities	2,536	2,536	—	—	5,492	5,492	—	—
Foreign government bond	1,145	1,145	—	—	1,104	1,104	—	—
Forward foreign currency exchange contracts	12,556	—	12,556	—	16,485	—	16,485	—
Interest rate swaps	1,342	—	1,342	—	9,388	—	9,388	—
Liabilities:
Contingent consideration payable	$13,966	$—	$—	$13,966	$33,098	$—	$—	$33,098
Forward foreign currency exchange contracts	5,334	—	5,334	—	14,162	—	14,162	—
Interest rate swaps	70,979	—	70,979	—	9,004	—	9,004	—
Convertible debentures conversion option	32	—	—	32	77,238	—	—	77,238

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2019 and November 30, 2018.

Contingent consideration payable represents future potential earn-out payments related to the Westcon-Comstor Americas acquisition in fiscal year 2017. The fair value of the contingent consideration liability was based on a probabilistic analysis using an option pricing model as implemented via a Monte Carlo simulation. During the six months ended May 31, 2019, the fair value of the contingent consideration liability was remeasured and the resulting decrease of $19,034 recorded as a benefit to "other income (expense), net" in the Consolidated Statements of Operations. The change in the fair value was due to final settlement of the gross profit related to the achievement of the established earn-out target with the sellers. The settled amount was paid subsequent to May 31, 2019.

The fair value of the Convertible Debentures conversion option was based on a probabilistic analysis using the Monte Carlo simulation approach. The model considered simulated movements in the Company's stock price until the conversion date using estimated stock volatility of 35%, a risk free rate of 2.7%, discount and dividend yields of 4.6% and $0.35 per share each quarter, respectively, over the estimated period until the Company would be entitled to redeem the debentures in September 2019. During the six months ended May 31, 2019, the Company settled substantially all the outstanding convertible debentures and recorded a loss of $1,559 upon settlement in other income (expense), net.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

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

During the six months ended May 31, 2019, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of May 31, 2019 and November 30, 2018, accounts receivable sold to and held by the financial institution under this program were $39,765 and $33,677, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and six months ended May 31, 2019 and 2018, discount fees were not material to the Company's results of operations.

SYNNEX Japan, the Company's Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of May 31, 2019 and November 30, 2018 were $3,757, and $2,848, respectively.

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

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net sales financed	$492,552	$355,720	$902,741	$720,204
Flooring fees(1)	3,176	2,287	5,826	4,205

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of May 31, 2019 and November 30, 2018, accounts receivable subject to flooring agreements were $103,248 and $84,668, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—BORROWINGS:

Borrowings consist of the following:

	As of
	May 31, 2019	November 30, 2018
SYNNEX United States accounts receivable securitization arrangement	$544,800	$615,000
SYNNEX Japan credit facility - revolving line of credit component	24,485	20,268
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX United States term loan credit agreement - current portion	90,000	58,125
Convertible debentures	24	69,762
Other borrowings	9,653	10,061
Borrowings, current	$728,962	$833,216

SYNNEX Japan credit facility - term loan component	$64,677	$61,685
SYNNEX United States credit agreement - term loan component	1,050,000	1,080,000
SYNNEX United States term loan credit agreement	1,687,500	1,491,875
Other term debt	340	541
Long-term borrowings, before unamortized debt discount and issuance costs	$2,802,517	$2,634,101
Less: unamortized debt discount and issuance costs	(9,868)	(11,319)
Long-term borrowings	$2,792,649	$2,622,782

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

SYNNEX Canada accounts receivable securitization arrangement

In Canada, the Company has an accounts receivable securitization program with a bank to provide additional capital for its operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100,000, or $74,003, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment by an additional CAD50,000, or $37,001. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $44,402, and when the unused portion exceeds CAD60,000, or $44,402, a fee of 0.40% on the first CAD25,000, or $18,501, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both May 31, 2019 and November 30, 2018, there was no outstanding balance under this arrangement.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $138,594. The credit agreement is comprised of a JPY7,000,000, or $64,677, term loan and a JPY8,000,000, or $73,917, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

Latin America revolving line of credit facility

One of the Company’s subsidiaries in Mexico maintains a United States Dollar denominated $40,000 revolving credit facility with a financial institution (the “LATAM facility”). The revolving credit facility matures in one year or less. The Company guarantees the obligations under this credit facility. The interest rate on this facility ranges from 10.79% to 10.85%.

There were no borrowings outstanding under the LATAM facility as of either May 31, 2019 or November 30, 2018.

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

There were no borrowings outstanding under these credit facilities as of either May 31, 2019 or November 30, 2018.

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

There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of either May 31, 2019 or November 30, 2018.

SYNNEX United States term loan credit agreement

In order to fund the Convergys acquisition (See Note 4), the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, the Company entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. Until November 30, 2018, the Company had drawn $1,550,000 of term loans. During the six months ended May 31, 2019, the Company borrowed the remaining available amount of $250,000 under the facility to settle part of Convergys' outstanding Convertible Debentures. The outstanding principal amount of the term loans is payable in quarterly installments of $22,500 with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day,

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

(b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

Convertible Debentures

In connection with the Convergys acquisition, Convergys was merged into Concentrix CVG and Concentrix CVG became the obligor under Convergys' $124,963 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029. The Company determined that the embedded conversion feature included in the Convertible Debentures required liability treatment because a portion was convertible into a fixed dollar amount based on a variable conversion rate, and was recorded at fair value in other accrued liabilities in the Consolidated Balance Sheets. Subsequent to the acquisition, the Company has settled substantially the entire principal amount and conversion obligation in excess of the aggregate principal amount in cash, of which $69,258 of the principal amount was settled in cash for $148,023 during the six months ended May 31, 2019.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $37,948. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both May 31, 2019 and November 30, 2018, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of May 31, 2019, commitments for these revolving credit facilities aggregated $19,240. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2019 exchange rates.

Future principal payments

As of May 31, 2019, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2019 (remaining six months)	$653,909
2020	150,208
2021	214,894
2022	1,049,968
2023	1,462,500
$3,531,479

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $44,068 and $87,710, respectively, for the three and six months ended May 31, 2019, and $20,077 and $38,301, respectively, for the three and six months ended May 31, 2018. The variable interest rates ranged between 0.86% and 6.25% during the three months ended May 31, 2019, and between 0.70% and 11.38% during the six months ended May 31, 2019. During the three months ended May 31, 2018, the variable interest rates ranged between 0.58% and 11.38%, and between 0.58% and 12.74% during the six months ended May 31, 2018.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2019, the Company was in compliance with all material covenants for the above arrangements.

NOTE 11—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
		(As adjusted)		(As adjusted)
Basic earnings per common share:
Net income	$114,473	$93,742	$201,579	$117,840
Less: net income allocated to participating securities(1)	(1,032)	(864)	(1,820)	(1,081)
Net income attributable to common stockholders	$113,441	$92,878	$199,759	$116,759

Weighted-average number of common shares - basic	50,675	39,505	50,691	39,599

Basic earnings per common share	$2.24	$2.35	$3.94	$2.95

Diluted earnings per common share:
Net income	$114,473	$93,742	$201,579	$117,840
Less: net income allocated to participating securities(1)	(1,027)	(860)	(1,813)	(1,076)
Net income attributable to common stockholders	$113,446	$92,882	$199,766	$116,764

Weighted average number of common shares - basic	50,675	39,505	50,691	39,599
Effect of dilutive securities:
Stock options and restricted stock units	264	237	242	260
Weighted-average number of common shares - diluted	50,939	39,742	50,933	39,859

Diluted earnings per common share	$2.23	$2.34	$3.92	$2.93
Anti-dilutive shares excluded from diluted earnings per share calculation	89	67	120	49

(1)	Restricted stock awards granted to employees by the Company are considered participating securities.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 12—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2019
Revenue	$4,567,074	$1,160,877	$(5,063)	$5,722,889
External revenue	4,567,072	1,155,816	—	5,722,889
Operating income	112,393	62,263	—	174,655
Three months ended May 31, 2018
Revenue (as adjusted)	$4,422,106	$491,246	$(5,071)	$4,908,281
External revenue (as adjusted)	4,422,093	486,188	—	4,908,281
Operating income (as adjusted)	96,318	27,684	—	124,002
Six months ended May 31, 2019
Revenue	$8,647,759	$2,334,148	$(9,565)	$10,972,341
External revenue	8,647,757	2,324,585	—	10,972,341
Operating income	213,764	122,853	—	336,618
Six months ended May 31, 2018
Revenue (as adjusted)	$8,411,905	$998,983	$(9,257)	$9,401,631
External revenue (as adjusted)	8,411,836	989,795	—	9,401,631
Operating income (as adjusted)	178,151	57,347	—	235,498
Total assets as of May 31, 2019	$10,113,314	$4,602,188	$(3,439,544)	$11,275,958
Total assets as of November 30, 2018 (as adjusted)	$10,207,964	$4,776,313	$(3,440,779)	$11,543,498

Inter-segment elimination represents services and other transactions, principally intercompany investments and loans, between the Company's reportable segments that are eliminated on consolidation.

Geographic information

The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the Concentrix legal entity that is party to the customer contract. Shown below are the countries that accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
		(As adjusted)		(As adjusted)
Revenue:
United States	$3,794,587	$3,526,883	$7,146,294	$6,702,300
Others	1,928,302	1,381,398	3,826,047	2,699,331
Total	$5,722,889	$4,908,281	$10,972,341	$9,401,631

	As of
	May 31, 2019	November 30, 2018
Property and equipment, net:
United States	$289,471	$287,498
Philippines	61,905	75,770
Others	212,914	208,058
Total	$564,290	$571,326

NOTE 13—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both May 31, 2019 and November 30, 2018, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of May 31, 2019. These shares are owned by the following entities:

As of May 31, 2019
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 366 shares directly held by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 9 shares held by his spouse.

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

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Purchases of inventories	$41,959	$49,902	$78,104	$102,067
Sale of products to MiTAC Holdings and affiliates	245	528	405	861
Reimbursements received for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates	—	35	—	71

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	May 31, 2019	November 30, 2018
Receivable from related parties (included in Accounts receivable, net)	$134	$65
Payable to related parties (included in Accounts payable)	24,402	22,905

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

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three and six months ended May 31, 2019, the Company contributed $12,424 and $23,544, respectively, to defined contribution plans. During the three and six months ended May 31, 2018, the Company contributed $9,381 and $19,365, respectively, to defined contribution plans.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of May 31, 2019 and November 30, 2018, the deferred compensation liability balance was $6,193 and $6,146, respectively.

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

During the three and six months ended May 31, 2019, net periodic pension costs were $2,894 and $5,474, respectively, and the Company’s contribution was $1,835 and $3,212, respectively. During the three and six months ended May 31, 2018, net periodic pension costs were $1,455 and $2,795, respectively, and the Company’s contribution was $853 and $2,115, respectively. The plans were underfunded by $86,948 and $89,001 as of May 31, 2019 and November 30, 2018.

NOTE 15—EQUITY:

Share repurchase program

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During the three and six months ended May 31, 2019, the Company repurchased shares aggregating 160 for a total cost of $15,184. As of May 31, 2019, the Company had repurchased shares aggregating 840 for a total cost of $81,172. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

Dividends

On June 25, 2019, the Company announced a cash dividend of $0.375 per share payable on July 26, 2019 to stockholders of record as of July 12, 2019. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 16—COMMITMENTS AND CONTINGENCIES:

The Company leases certain of its facilities under operating lease agreements, which expire in various periods through 2029. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of May 31, 2019 were as follows:

Fiscal Years Ending November 30,
2019 (remaining six months)	$110,244
2020	194,810
2021	153,439
2022	113,682
2023	76,576
Thereafter	109,970
Total minimum lease payments	$758,721

During the three and six months ended May 31, 2019, rent expense was $66,470 and $130,897, respectively. During the three and six months ended May 31, 2018, rent expense was $29,642 and $61,315, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Company was contingently liable as of May 31, 2019 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2019 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company evaluates these claims and records the related liabilities. It is possible that the ultimate liabilities could differ from the amounts recorded.

The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company's results of operations, financial position or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report. Amounts in certain tables may not add or compute due to rounding. Prior period amounts have been adjusted to reflect the adoption of ASC Topic 606.

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

Our Technology Solutions business is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT and CE products is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each product or bundle of products we distribute and services we provide.

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

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific and Europe. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of May 31, 2019, we had over 231,000 full-time and temporary employees worldwide.

Critical Accounting Policies and Estimates

On December 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 applying the full retrospective method. See Note 2 to the Consolidated Financial Statements for information regarding the impact of adopting this new revenue standard and Note 3 for our revised revenue recognition critical accounting policy. Except for the above, there have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

During the six months ended May 31, 2019, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 to the Consolidated Financial Statements for further information.

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

Convergys acquisition

On October 5, 2018, we acquired 100% of Convergys Corporation, a customer experience outsourcing company, for a purchase price of approximately $2.3 billion. The acquisition is related to our Concentrix segment and we believe the acquisition adds scale, diversifies our revenue base, expands our service delivery footprint and strengthens our leadership position as a top global provider of customer engagement services.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Six Months Ended
Statements of Operations Data:	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Products revenue	79.80%	90.09%	78.81%	89.47%
Services revenue	20.20	9.91	21.19	10.53
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(75.09)	(85.06)	(74.10)	(84.46)
Cost of services revenue	(12.71)	(6.20)	(13.35)	(6.58)
Gross profit	12.20	8.74	12.55	8.96
Selling, general and administrative expenses	(9.15)	(6.22)	(9.49)	(6.46)
Operating income	3.05	2.53	3.07	2.50
Interest expense and finance charges, net	(0.75)	(0.33)	(0.77)	(0.36)
Other income (expense), net	0.38	(0.03)	0.19	(0.03)
Income before income taxes	2.67	2.16	2.49	2.12
Provision for income taxes	(0.67)	(0.25)	(0.65)	(0.86)
Net income	2.00%	1.91%	1.84%	1.25%

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2019 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income as adjusted to exclude acquisition-related and integration expenses, and the amortization of intangible assets.
•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•	Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation.
•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition-related and integration expenses, (ii) amortization of intangible assets, (iii) contingent consideration and the per share amount of the net impact of the adjustments related to the Tax Cuts and Jobs Act of 2017.

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

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
	(in thousands, except per share amounts)
Consolidated
Revenue	$5,722,889	$4,908,281	$10,972,341	$9,401,631
Foreign currency translation	56,850		107,938
Revenue in constant currency	$5,779,739	$4,908,281	$11,080,279	$9,401,631

Operating income	$174,655	$124,002	$336,618	$235,498
Acquisition-related and integration expenses	16,533	2,046	44,382	3,851
Amortization of intangibles	52,864	26,276	105,721	52,986
Non-GAAP operating income	$244,052	$152,324	$486,721	$292,335
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	38,890	22,596	80,407	44,520
Adjusted EBITDA	$282,942	$174,920	$567,128	$336,855

Operating margin	3.05%	2.53%	3.07%	2.50%
Non-GAAP operating margin	4.26%	3.10%	4.44%	3.11%

Diluted EPS	$2.23	$2.34	$3.92	$2.93
Acquisition-related and integration expenses (benefit)	0.32	(0.01)	0.86	0.03
Amortization of intangibles	1.03	0.66	2.06	1.32
Contingent consideration	(0.37)	—	(0.37)	—
Income taxes related to the above (1)	(0.35)	(0.18)	(0.77)	(0.38)
U.S. tax reform adjustment	—	(0.42)	—	0.61
Non-GAAP diluted EPS	$2.86	$2.38	$5.70	$4.51

Technology Solutions
Revenue	$4,567,074	$4,422,106	$8,647,759	$8,411,905
Foreign currency translation	42,381		79,114
Revenue in constant currency	$4,609,455	$4,422,106	$8,726,873	$8,411,905

Operating income	$112,393	$96,318	$213,764	$178,151
Acquisition-related and integration expenses	649	2,046	981	3,851
Amortization of intangibles	10,975	12,462	21,969	25,278
Non-GAAP operating income	$124,017	$110,826	$236,714	$207,280
Depreciation	5,475	5,010	10,844	9,844
Adjusted EBITDA	$129,492	$115,836	$247,558	$217,124

Operating margin	2.46%	2.18%	2.47%	2.12%
Non-GAAP operating margin	2.72%	2.51%	2.74%	2.46%

Concentrix
Revenue	$1,160,877	$491,246	$2,334,148	$998,983
Foreign currency translation	14,469		28,824
Revenue in constant currency	$1,175,346	$491,246	$2,362,972	$998,983

Operating income	$62,263	$27,684	$122,853	$57,347
Acquisition-related and integration expenses	15,884	—	43,401	—
Amortization of intangibles	41,889	13,814	83,752	27,708
Non-GAAP operating income	$120,036	$41,498	$250,006	$85,055
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	33,415	17,586	69,563	34,676
Adjusted EBITDA	$153,451	$59,084	$319,569	$119,731

Operating margin	5.36%	5.64%	5.26%	5.74%
Non-GAAP operating margin	10.34%	8.45%	10.71%	8.51%

(1)

The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods. The effective tax rate for fiscal year 2018 excludes the impact of the transition tax on accumulated overseas profits and the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017.

Three and Six Months Ended May 31, 2019 and 2018

Revenue

	Three Months Ended			Six Months Ended
	May 31, 2019	May 31, 2018	Percent Change	May 31, 2019	May 31, 2018	Percent Change
	(in thousands)			(in thousands)
Revenue	$5,722,889	$4,908,281	16.6%	$10,972,341	$9,401,631	16.7%
Technology Solutions revenue	4,567,074	4,422,106	3.3%	8,647,759	8,411,905	2.8%
Concentrix revenue	1,160,877	491,246	136.3%	2,334,148	998,983	133.7%
Inter-segment elimination	(5,063)	(5,071)		(9,565)	(9,257)

Our revenue includes sales of products and services. In our Technology Solutions segment, we distribute a comprehensive range of products for the technology industry and design and integrate data center servers. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements. As our software and security OEM vendors transition to “as-a-Service” type product offerings, more of our revenue is being recorded on a net basis, which impacts our revenue growth and gross margin trends. Accounting guidance generally requires the invoiced value of such transactions to be offset against cost of revenue. Consequently, the margin earned on such transactions is recorded as our revenue, with no associated cost of revenue, resulting in lower revenue and higher gross margins. The revenue generated by our Concentrix segment relates to business outsourcing services focused on process optimization, customer engagement and back office automation. Inter-segment elimination represents services generated between our reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue represents services provided by the Concentrix segment to the Technology Solutions segment.

Revenue in our Technology Solutions segment increased during the three and six months ended May 31, 2019 compared to the prior year periods, primarily due to broad-based growth across our product portfolio, primarily in the United States, partially offset by the adverse foreign currency translation impact.

Revenue in our Concentrix segment increased during the three and six months ended May 31, 2019 compared to the prior year periods, primarily due to the impact of the Convergys acquisition in October 2018, partially offset by the unfavorable impact of currency translation.

Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2019	May 31, 2018	Percent Change	May 31, 2019	May 31, 2018	Percent Change
	(in thousands)			(in thousands)
Gross profit	$698,468	$429,158	62.8%	$1,377,389	$842,673	63.5%
Gross margin	12.20%	8.74%		8.74%	8.96%
Technology Solutions gross profit	$269,978	$247,331	9.2%	$517,545	$471,618	9.7%
Technology Solutions gross margin	5.91%	5.59%		5.98%	5.61%
Concentrix gross profit	$430,528	$183,578	134.5%	$863,837	$374,483	130.7%
Concentrix gross margin	37.09%	37.37%		37.01%	37.49%
Inter-segment elimination	$(2,038)	$(1,751)		$(3,993)	$(3,428)

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

Technology Solutions gross profit and margin, during the three and six months ended May 31, 2019, increased compared to the prior periods primarily due to product mix and a broad-based growth across our product portfolio, primarily in the United States. The increase in gross margin was also attributable to a higher proportion of our revenue generated from sales of products and services where revenue is reported on a net basis by recognizing the margins earned in revenue with no associated cost of revenue.

Concentrix gross profit during the three and six months ended May 31, 2019 increased compared to the prior year periods mainly due to the Convergys acquisition and a net favorable foreign currency translation impact. Concentrix gross margin during the three and six months ended May 31, 2019 decreased compared to the prior year periods primarily due to customer mix.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2019	May 31, 2018	Percent Change	May 31, 2019	May 31, 2018	Percent Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$523,813	$305,156	71.7%	$1,040,771	$607,175	71.4%
Percentage of revenue	9.15%	6.22%		9.49%	6.46%
Technology Solutions selling, general and administrative expenses	$157,586	$151,013	4.4%	$303,781	$293,467	3.5%
Technology Solutions percentage of revenue	3.45%	3.41%		3.51%	3.49%
Concentrix selling, general and administrative expenses	$368,265	$155,894	136.2%	$740,983	$317,136	133.6%
Concentrix percentage of revenue	31.72%	31.73%		31.75%	31.75%
Inter-segment elimination	$(2,038)	$(1,751)		$(3,993)	$(3,428)

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

During the three and six months ended May 31, 2019, selling, general and administrative expenses in our Technology Solutions segment increased compared to the prior year periods, primarily due to additional investments in infrastructure and associates to support our growth, partially offset by a decrease in amortization of intangible assets and acquisition-related and integration expenses, and the favorable impact of foreign currency translation.

Concentrix selling, general and administrative expenses increased, in dollars, during the three and six months ended May 31, 2019, compared to the prior year periods, primarily due to the Convergys acquisition in October 2018. In addition, amortization of intangible assets increased by $28.1 million and $56.1 million, respectively, and acquisition-related and integration expense increased by $15.9 million and $43.4 million, respectively. Foreign currency translation favorably impacted our expenses during the three and six months ended May 31, 2019.

Operating income

	Three Months Ended			Six Months Ended
	May 31, 2019	May 31, 2018	Percent Change	May 31, 2019	May 31, 2018	Percent Change
	(in thousands)			(in thousands)
Operating income	$174,655	$124,002	40.8%	$336,618	$235,498	42.9%
Operating margin	3.05%	2.53%		3.07%	2.50%
Technology Solutions operating income	$112,393	$96,318	16.7%	$213,764	$178,151	20.0%
Technology Solutions operating margin	2.46%	2.18%		2.47%	2.12%
Concentrix operating income	$62,263	$27,684	124.9%	$122,853	$57,347	114.2%
Concentrix operating margin	5.36%	5.64%		5.28%	5.74%

Operating income and margin in our Technology Solutions segment increased during the three and six months ended May 31, 2019, compared to the prior year periods, due to broad-based growth across our product portfolio, primarily in the United States, and scale efficiencies. Operating margin also increased due to the impact of a higher proportion of our revenue being reported on a net revenue basis.

Operating income in our Concentrix segment increased during the three and six months ended May 31, 2019, compared to the prior year periods, due to the Convergys acquisition, operational efficiencies and integration synergies and net favorable impact of foreign currency translation. Excluding the impact of amortization expenses and acquisition-related and integration expenses, operating margin in our Concentrix segment increased during the three and six months ended May 31, 2019 compared to the prior year periods.

Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2019	May 31, 2018	Percent Change	May 31, 2019	May 31, 2018	Percent Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$43,144	$16,375	163.5%	$84,750	$33,826	150.5%
Percentage of revenue	0.75%	0.33%		0.77%	0.36%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facility, offset by income earned on our cash investments.

During the three and six months ended May 31, 2019, our interest expense and finance charges, net, increased compared to the prior year periods, primarily due to additional borrowings to fund the Convergys acquisition and support growth in both of our segments. Additionally, our borrowings are primarily at variable rates and our interest expense has also increased with the increase in benchmark interest rates. Approximately $2.0 billion of our outstanding borrowings of $3.5 billion at May 31, 2019 have been economically converted to fixed-rate debt through interest rate swaps.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2019	May 31, 2018	Percent Change	May 31, 2019	May 31, 2018	Percent Change
	(in thousands)			(in thousands)
Other income (expense), net	$21,546	$(1,446)	1590.0%	$20,851	$(2,624)	894.6%
Percentage of revenue	0.38%	(0.03)%		0.19%	(0.03)%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, non-service component of pension costs, debt extinguishment gains and losses and other non-operating gains and losses, such as changes in the fair value of convertible debt conversion spread, and settlements received from class actions lawsuits.

The increase in other income, net, during the three and six months ended May 31, 2019 compared to the prior year periods was primarily due to a $19.0 million gain upon the settlement of contingent consideration related to our acquisition of Westcon-Comstor Americas in fiscal year 2017 and higher foreign currency exchange gains.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 31, 2019	May 31, 2018	Percent Change	May 31, 2019	May 31, 2018	Percent Change
	(in thousands)			(in thousands)
Provision for income taxes	$38,584	$12,439	210.2%	$71,140	$81,208	(12.4)%
Percentage of income before income taxes	25.21%	11.71%		26.09%	40.80%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate.

The effective tax rate for the three months ended May 31, 2019 was favorably impacted by the nontaxable contingent consideration gain related to the fiscal year 2017 Westcon-Comstor Americas acquisition. Excluding the impact of this item, the effective tax rate was 27.75% for the three months ended May 31, 2019. The increase in the effective tax rate in the current period, compared to the prior year period, is due to the discrete impact of a tax benefit of $17.0 million related to the Tax Cuts and Jobs Act of 2017 (“the TCJA”) recorded in the prior year period. Excluding the impact of the adjustment related to the TCJA, our effective tax rate for the three months ended May 31, 2018 was 27.73%.

The effective tax rate for the six months ended May 31, 2019 was favorably impacted by the nontaxable contingent consideration gain related to the fiscal year 2017 Westcon-Comstor Americas acquisition. Excluding the impact of this item, the effective tax rate was 27.48% for the six months ended May 31, 2019. The decrease in the effective tax rate during the six months ended May 31, 2019, compared to the prior year period, is due to the discrete impact of a provisional net tax charge of $24.7 million related to the TCJA recorded in the six months ended May 31, 2018, the reduction in federal income tax rate from 22% to 21%, and the mix of income earned in different tax jurisdictions. Excluding the impact of the adjustment related to the TCJA, our effective tax rate for the six months ended May 31, 2018 was 28.38%.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		May 31, 2019	May 31, 2018
		(Amounts in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$5,722,889	$4,908,281
Accounts receivable, net	(b)	3,457,110	2,519,218
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	56	47

Days inventory outstanding
Cost of revenue (products and services)	(d)	$5,024,420	$4,479,123
Inventories	(e)	2,608,453	1,996,161
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	48	41

Days payable outstanding
Cost of revenue (products and services)	(g)	$5,024,420	$4,479,123
Accounts payable	(h)	2,764,919	2,287,954
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	51	47

Cash conversion cycle	(j) = (c)+(f)-(i)	53	41

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Concentrix working capital is primarily comprised of accounts receivable. Our cash conversion cycle was 53 days and 41 days as of May 31, 2019 and 2018, respectively. The increase was primarily due to the impact of the Convergys acquisition and the resultant larger contribution of Concentrix to our overall business, higher proportion of revenue recorded on a net basis under Principal versus Agent revenue guidance, and timing of collections of accounts receivable and payments of accounts payable.

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

Net cash used in operating activities was $47.4 million during the six months ended May 31, 2019, primarily due to a decrease in accounts payable of $290.3 million, an increase in inventories of $214.3 million, and a net change in other operating assets and liabilities of $112.6 million. These cash outflows were partially offset by net income of $201.6 million, adjustments for non-cash items of $190.3 million, and a decrease in accounts receivable of $176.4 million. Typically, revenue in both our business segments, and consequently our accounts receivable and payable are highest in our fourth fiscal quarter and lower in interim periods which results in an increase in cash generated from operations. The increase in inventories was primarily due to business growth in our systems design and integration business where we carry higher levels of inventories. The adjustments for non-cash items consist primarily of amortization and depreciation, stock-based compensation expense, a $19.0 million gain recorded upon the settlement of contingent consideration related to our Westcon-Comstor Americas acquisition in fiscal year 2017, and deferred tax benefit.

Net cash provided by operating activities was $62.7 million during the six months ended May 31, 2018, primarily due to net income of $117.8 million, a decrease in accounts and vendor receivables of $103.1 million, adjustments for non-cash items of $82.2 million, a net change in other operating assets and liabilities of $61.7 million and a decrease in inventories of $39.9 million. These cash inflows were partially offset by a decrease in accounts payable of $342.1 million. Typically, revenue in both our business segments, and consequently our accounts receivable and payable are highest in our fourth fiscal quarter and lower in interim periods which results in an increase in cash generated from operations. The adjustments for non-cash items consist primarily of amortization and depreciation, stock-based compensation expense and the deferred tax benefit related to the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate due to the enactment of the TCJA.

Net cash used in investing activities during the six months ended May 31, 2019 was $65.9 million, primarily due to capital expenditures of $60.4 million related to infrastructure investments to support growth in both of our business segments and $6.2 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition.

Net cash used in investing activities during the six months ended May 31, 2018 was $50.5 million, primarily due to capital expenditures of $50.0 million, related substantially to our Concentrix segment. In addition, we made a final payment of $8.2 million for the acquisition of Tigerspike and received a refund of $2.3 million from the sellers towards the settlement of certain pre-acquisition intra group transactions related to our acquisition of Westcon-Comstor Americas in fiscal year 2017.

Net cash used in financing activities during the six months ended May 31, 2019 was $69.8 million primarily due to a return of cash to stockholders in the form of $38.4 million of dividend payments and $14.3 million of repurchases of our common stock. In addition, net repayments under our borrowing arrangements were $17.7 million. During the six months ended May 31, 2019, the Company drew the last tranche of $250.0 million under a term loan facility obtained in fiscal year 2018 for the Convergys acquisition for the settlement of the remaining amount of convertible debentures assumed as part of the acquisition and the remainder was used for working capital.

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

Capital Resources

Our cash and cash equivalents totaled $271.5 million and $454.7 million as of May 31, 2019 and November 30, 2018, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $204.1 million and $301.1 million as of May 31, 2019 and November 30, 2018, respectively. Our cash and cash equivalents held by foreign subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our eligible receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in and to the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of May 31, 2019 and November 30, 2018, $544.8 million and $615.0 million, respectively, was outstanding under the U.S. AR Arrangement.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to 100.0 million, or $74.0 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional 50.0 million, or $37.0 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $44.4 million, and when the unused portion exceeds CAD60.0 million, or $44.4 million, a fee of 0.40%

on the first CAD25.0 million, or $18.5 million, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both May 31, 2019 and November 30, 2018, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $138.6 million. The credit agreement is comprised of a JPY7.0 billion, or $64.7 million, term loan and a JPY8.0 billion, or $73.9 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of May 31, 2019 and November 30, 2018, the balances outstanding under the term loan component of these facilities were $64.7 million and $61.7 million, respectively. Balances outstanding under the revolving credit facilities were $24.5 million and $20.3 million as of May 31, 2019 and November 30, 2018, respectively.

One of our subsidiaries in Mexico maintains a United States Dollars denominated $40.0 million revolving credit facility with a financial institution (the “LATAM facility”). The revolving credit facility matures in one year or less. We guarantee the obligations under this credit facility. The interest rate on this facility ranges from 10.79% to 10.85%.

There were no borrowings outstanding under the LATAM facility as of either May 31, 2019 or November 30, 2018.

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

There were no borrowings outstanding under these credit facilities as of either May 31, 2019 or November 30, 2018.

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of both May 31, 2019 and November 30, 2018, the balance outstanding under the term loan component of the U.S. Credit Agreement was $1.1 billion. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of either May 31, 2019 or November 30, 2018.

In order to fund the Convergys acquisition (See Note 4 to the Consolidated Financial Statements), the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, we entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023. Until November 30, 2018, we had drawn $1.6 billion of term loans. During the six months ended May 31, 2019, we borrowed the remaining available amount of $250.0 million under this facility, to settle part of Convergys' outstanding Convertible Debentures. The outstanding principal amount of the term loans is payable in quarterly installments of $22.5 million with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of May 31, 2019 and November 30, 2018, the balances outstanding under the U.S. Term Loan Credit Agreement were $1.8 billion and $1.6 billion, respectively.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to 50.0 million, or $37.0 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both May 31, 2019 and November 30, 2018, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of May 31, 2019, commitments for these revolving credit facilities aggregated $19.2 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible accounts receivable. As of May 31, 2019 and November 30, 2018, the balances outstanding under these facilities were $5.7 million and $5.6 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2019 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At May 31, 2019 and November 30, 2018, we had a total of $43.5 million and $36.5 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2019, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, and repatriation tax under the TCJA which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt and payments for our operating lease arrangements. As of May 31, 2019, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. For more information on our future minimum rental obligations under non-cancellable lease agreements as of May 31, 2019, see Note 16 to the Consolidated Financial Statements.

Guarantees

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through May 31, 2019 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of May 31, 2019 and November 30, 2018, accounts receivable subject to flooring arrangements were $103.2 million and $84.7 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both May 31, 2019 and November 30, 2018, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2019
(in thousands)
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 366 thousand shares directly held by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 9 thousand shares held by his spouse.

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

We purchased inventories from MiTAC Holdings and its affiliates totaling $42.0 million and $78.1 million during the three and six months ended May 31, 2019, respectively, and totaling $49.9 million and $102.1 million, respectively, during the three and six months ended May 31, 2018. Our sales to MiTAC Holdings and its affiliates totaled $0.2 million and $0.4 million during the three and six months ended May 31, 2019, respectively, and totaled $0.5 million and $0.9 million, respectively, during the three and six months ended May 31, 2018. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $0 during both the three and six months ended May 31, 2019, and $35,000 and $71,000, during the three and six months ended May 31, 2018, respectively.

As of May 31, 2019 and November 30, 2018, our payables to MiTAC Holdings and its affiliates were $24.4 million and $22.9 million, respectively. As of May 31, 2019 and November 30, 2018, our receivables from MiTAC Holdings and its affiliates were $134,000 and $65,000, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk during the six months ended May 31, 2019 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2019 to March 31, 2019	64,030	$93.20	64,030	$228,044,846
April 1, 2019 to April 30, 2019	—	—	—	228,044,846
May 1, 2019 to May 31, 2019	95,900	96.11	95,900	218,828,294
	159,930	$94.94	159,930

In June 2017, we announced that our Board of Directors authorized a three-year $300,000,000 share repurchase program pursuant to which the company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2019, we had repurchased 839,517 shares of our common stock at an average price of $96.69 per share for an aggregate purchase price of $81,171,706 since inception of the stock repurchase program.

For the majority of restricted stock awards and units granted by us, the number of shares issued on the date the restricted stock awards and units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting (see Note 10 to the Consolidated Financial Statements).

The covenants of the Company's borrowings limit our ability to pay dividends, make other types of distributions and repurchase the Company's stock (see Note 10 to the Consolidated Financial Statements). We were in compliance with all material covenants as of May 31, 2019.

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

Date: July 2, 2019

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)