Form 10-Q
period 2019-08-31
SYNNEX CORP
filed 2019-10-04
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2019
Common Stock, $0.001 par value	51,075,206

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

(unaudited)

	August 31, 2019	November 30, 2018
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$262,279	$454,694
Accounts receivable, net	3,452,976	3,640,496
Receivables from vendors, net	338,315	351,744
Inventories	2,787,159	2,392,559
Other current assets	361,759	323,323
Total current assets	7,202,488	7,162,817
Property and equipment, net	552,904	571,326
Goodwill	2,214,115	2,203,316
Intangible assets, net	1,208,308	1,377,305
Deferred tax assets	89,692	76,508
Other assets	158,819	152,227
Total assets	$11,426,327	$11,543,498

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$571,718	$833,216
Accounts payable	2,932,046	3,048,102
Accrued compensation and benefits	366,761	358,352
Other accrued liabilities	694,778	672,635
Income taxes payable	13,379	41,322
Total current liabilities	4,578,681	4,953,627
Long-term borrowings	2,757,021	2,622,782
Other long-term liabilities	299,311	325,119
Deferred tax liabilities	189,504	206,916
Total liabilities	7,824,517	8,108,444
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 52,942 and 52,861 shares issued as of August 31, 2019 and November 30, 2018, respectively	53	53
Additional paid-in capital	1,534,743	1,512,201
Treasury stock, 2,337 and 2,167 shares as of August 31, 2019 and November 30, 2018, respectively	(165,710)	(149,533)
Accumulated other comprehensive income (loss)	(235,070)	(126,288)
Retained earnings	2,467,795	2,198,621
Total stockholders’ equity	3,601,810	3,435,054
Total liabilities and equity	$11,426,327	$11,543,498

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
		(As adjusted)		(As adjusted)
Revenue:
Products	$5,047,968	$4,334,755	$13,695,725	$12,746,591
Services	1,155,690	487,513	3,480,275	1,477,308
Total revenue	6,203,659	4,822,268	17,176,000	14,223,898
Cost of revenue:
Products	(4,746,197)	(4,083,829)	(12,876,410)	(12,024,111)
Services	(731,472)	(308,322)	(2,196,212)	(926,998)
Gross profit	725,990	430,117	2,103,379	1,272,790
Selling, general and administrative expenses	(517,135)	(316,274)	(1,557,906)	(923,449)
Operating income	208,855	113,843	545,473	349,341
Interest expense and finance charges, net	(42,945)	(20,058)	(127,695)	(53,884)
Other income (expense), net	(1,087)	(872)	19,764	(3,497)
Income before income taxes	164,823	92,913	437,542	291,960
Provision for income taxes	(41,691)	(25,973)	(112,831)	(107,181)
Net income	$123,132	$66,940	$324,711	$184,779
Earnings per common share:
Basic	$2.41	$1.69	$6.35	$4.64
Diluted	$2.40	$1.68	$6.32	$4.61
Weighted-average common shares outstanding:
Basic	50,601	39,254	50,661	39,483
Diluted	50,845	39,475	50,903	39,730

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
		(As adjusted)		(As adjusted)
Net income	$123,132	$66,940	$324,711	$184,779
Other comprehensive income (loss):
Change in unrealized (losses) gains of defined benefit plans, net of taxes of $0 for the three and nine months ended August 31, 2019 and 2018	—	(224)	307	(224)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $8,722 and $24,605 for the three and nine months ended August 31, 2019, respectively, and $(275) and $(2,200) for the three and nine months ended August 31, 2018, respectively	(23,744)	770	(71,414)	6,186
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $1,121 and $3,241 for the three and nine months ended August 31, 2019, respectively, and $(6) and $709 for the three and nine months ended August 31, 2018, respectively	(3,371)	16	(9,387)	(1,724)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(27,115)	786	(80,801)	4,462
Foreign currency translation adjustments, net of taxes of $(31) and $(55) for the three and nine months ended August 31, 2019, respectively, and $12 and $98 for the three and nine months ended August 31, 2018, respectively	(19,395)	(37,018)	(26,334)	(69,040)
Other comprehensive income (loss)	(46,510)	(36,456)	(106,828)	(64,802)
Comprehensive income	$76,622	$30,484	$217,883	$119,977

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
		(As adjusted)		(As adjusted)
Total Stockholders' equity, beginning balance	$3,537,053	$2,314,791	$3,435,054	$2,287,297

Common stock and additional paid-in capital:
Beginning balance	1,527,436	481,602	1,512,254	467,989
Share-based compensation	6,430	5,791	19,515	16,516
Common stock issued for employee benefit plans	929	1,186	3,134	4,074
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	—	—	(107)	—
Ending balance	1,534,796	488,579	1,534,796	488,579

Treasury stock:
Beginning balance	(165,601)	(124,801)	(149,533)	(77,133)
Repurchases of common stock for tax withholdings on equity awards	(109)	(39)	(994)	(1,722)
Repurchases of common stock	—	(10,000)	(15,184)	(55,985)
Ending balance	(165,710)	(134,841)	(165,710)	(134,841)

Retained earnings:
Beginning balance	2,363,779	2,048,255	2,198,621	1,958,360
Net income	123,132	66,940	324,711	184,779
Cash dividends declared	(19,116)	(13,886)	(57,491)	(41,832)
Cumulative effect of changes in accounting principles	—	—	1,955	—
Ending balance	2,467,795	2,101,309	2,467,795	2,101,309

Accumulated other comprehensive income (loss):
Beginning balance	(188,561)	(90,265)	(126,288)	(61,919)
Other comprehensive income (loss)	(46,510)	(36,456)	(106,828)	(64,802)
Cumulative effect of changes in accounting principles	—	—	(1,955)	—
Ending balance	(235,070)	(126,721)	(235,070)	(126,721)

Total stockholders' equity, ending balance	$3,601,810	$2,328,326	$3,601,810	$2,328,326

Cash dividends declared per share	$0.375	$0.350	$1.125	$1.050

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2019	August 31, 2018
		(As adjusted)
Cash flows from operating activities:
Net income	$324,711	$184,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	281,392	146,214
Share-based compensation	19,515	16,516
Provision for doubtful accounts	25,496	6,434
Deferred income taxes	(16,789)	(28,573)
Contingent consideration	(19,034)	—
Unrealized foreign exchange (gains) losses	(4,115)	3,279
Other	8,595	(3,363)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	148,128	(83,267)
Receivables from vendors, net	13,322	(55,829)
Inventories	(390,018)	103,382
Accounts payable	(119,599)	(387,512)
Other operating assets and liabilities	(69,131)	57,555
Net cash provided by (used in) operating activities	202,473	(40,385)
Cash flows from investing activities:
Purchases of held-to-maturity investments	—	(58)
Proceeds from maturity of held-to-maturity investments	—	5,680
Purchases of property and equipment	(93,432)	(75,473)
Acquisition of businesses, net of refunds	(8,647)	(5,922)
Other	(199)	1,342
Net cash used in investing activities	(102,279)	(74,431)
Cash flows from financing activities:
Proceeds from borrowings	5,620,134	6,930,712
Repayments of borrowings	(5,834,258)	(7,045,471)
Dividends paid	(57,491)	(41,832)
Decrease in book overdraft	336	(4,711)
Repurchases of common stock	(15,184)	(55,985)
Proceeds from issuance of common stock	3,134	4,074
Repurchases of common stock for tax withholdings on equity awards	(994)	(1,722)
Lender fees for term loan drawn subsequent to period end	—	(7,963)
Settlement of contingent consideration	(13,966)	—
Other	(107)	(164)
Net cash used in financing activities	(298,397)	(223,062)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,575	(7,802)
Net decrease in cash, cash equivalents and restricted cash	(194,628)	(345,680)
Cash, cash equivalents and restricted cash at beginning of period	462,033	556,742
Cash, cash equivalents and restricted cash at end of period	$267,405	$211,062
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$2,905	$3,439

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2019 and 2018

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

The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2019 and for the three and nine months ended August 31, 2019 and 2018 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2018 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company's significant accounting policies, refer to the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2018. Accounting pronouncements adopted during the nine months ended August 31, 2019 are discussed below.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2019, the Company had not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through August 31, 2019, such losses have been within management’s expectations.

One customer accounted for 21% and 19% of the Company’s total revenue during the three and nine months ended August 31, 2019. The same customer accounted for 16% and 17% (as adjusted) of the Company's total revenue during the three and nine months ended August 31, 2018, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12% of total revenue during both the three and nine months ended August 31, 2019 and approximately 13% (as adjusted) of total revenue during both the three and nine months ended August 31, 2018.

As of August 31, 2019 and November 30, 2018, one customer comprised 21% and 11% (as adjusted), respectively, of the total accounts receivable balance.

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

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Reclassifications

Certain reclassifications have been made to prior period amounts in the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and the notes thereto to conform to current period presentation. These reclassifications had no effect on total current assets, total assets, total current liabilities, total liabilities or cash flows from operating, investing or financing activities as previously reported. In addition, refer below for the impact of reclassifications made due to adoption of new accounting pronouncements.

Recently adopted accounting pronouncements

In June 2018, the Financial Accounting Standard Board (the “FASB”) issued new guidance which simplifies the accounting for share-based compensation issued to non-employees by making the guidance substantially the same as the accounting for employee share-based compensation. The Company adopted the guidance during its first quarter ended February 28, 2019. The guidance did not have a material impact on the Company’s consolidated financial results for the three and nine months ended August 31, 2019, nor is it likely to have a material impact for the remainder of the fiscal year.

In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which are measured at fair value through earnings. The Company adopted the guidance as of December 1, 2018, by means of a cumulative-effect adjustment to the balance sheet, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. This resulted in a reclassification of net unrealized gains of $1,955 from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings. The Company has elected to use the measurement alternative for non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of this guidance increases the volatility of other income (expense), net, as a result of the remeasurement of equity securities; however, the adoption did not have a material impact on the Company’s consolidated financial results for the three and nine months ended August 31, 2019, nor is it likely to have a material impact for the remainder of the fiscal year.

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

The primary impact of adoption in the Technology Solutions segment relates to the application of gross versus net indicators. In addition, the Company is recognizing revenue earlier on certain arrangements with acceptance provisions due to the determination of when transfer of control occurs. The Company also reclassified certain amounts on the consolidated balance sheet related to sales returns and allowances, from a reduction of accounts receivable to other accrued liabilities, as these amounts represent refund liabilities to customers. Similarly, the Company reclassified certain amounts for the Company's right to recover assets from customers related to sales returns, from inventories to other current assets. The Company also presented receivables from customers separately from other receivables. The impact of adoption is not material to the Concentrix segment and relates primarily to the capitalization of certain sales commissions that are assessed to be incremental for obtaining new contracts. Such costs are amortized over the period of expected benefit rather than being expensed as incurred as was the Company’s prior practice. Prior periods were not adjusted as the amounts were not material to the Company’s consolidated financial statements.

The effects of adoption on the Company’s Consolidated Balance Sheet as of November 30, 2018, the Company’s Consolidated Statements of Operations for the three and nine months ended August 31, 2018, and the Company’s Consolidated Statement of Cash Flows for the nine months ended August 31, 2018 were as follows:

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended August 31, 2018			Nine Months Ended August 31, 2018
Consolidated Statement of Operations	As reported	Adjustments for ASC Topic 606	As adjusted	As reported	Adjustments for ASC Topic 606	As adjusted
Revenue:
Products	$4,419,097	$(84,342)	$4,334,755	$12,954,255	$(207,664)	$12,746,591
Services	487,513	—	487,513	1,477,308	—	1,477,308
Total revenue	4,906,610	(84,342)	4,822,268	14,431,562	(207,664)	14,223,898
Cost of revenue:
Products	(4,165,118)	81,289	(4,083,829)	(12,228,350)	204,239	(12,024,111)
Services	(308,322)	—	(308,322)	(926,998)	—	(926,998)
Gross profit	433,170	(3,053)	430,117	1,276,215	(3,425)	1,272,790
Selling, general and administrative expenses	(316,274)	—	(316,274)	(923,449)	—	(923,449)
Operating income	116,896	(3,053)	113,843	352,766	(3,425)	349,341
Interest expense and finance charges, net	(20,058)	—	(20,058)	(53,884)	—	(53,884)
Other income (expense), net	(872)	—	(872)	(3,497)	—	(3,497)
Income before income taxes	95,966	(3,053)	92,913	295,385	(3,425)	291,960
Provision for income taxes	(26,675)	702	(25,973)	(107,968)	787	(107,181)
Net income	$69,291	$(2,351)	$66,940	$187,417	$(2,638)	$184,779
Earnings per common share:
Basic	$1.75	$(0.06)	$1.69	$4.70	$(0.06)	$4.64
Diluted	$1.74	$(0.06)	$1.68	$4.67	$(0.06)	$4.61

	Nine Months Ended August 31, 2018
Consolidated Statement of Cash Flows Caption	As reported	Adjustments for ASC Topic 606	As adjusted
Cash flows from operating activities:
Net income	$187,417	$(2,638)	$184,779
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	(27,785)	(788)	(28,573)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivables, net	(153,462)	70,195	(83,267)
Receivables from vendors, net	—	(55,829)	(55,829)
Inventories	115,245	(11,863)	103,382
Other operating assets and liabilities	56,632	923	57,555
Net cash used in operating activities	(40,385)	—	(40,385)

Refer to Note 3 for additional information, including changes in accounting policies relating to revenue recognition.

Recently issued accounting pronouncements

In August 2018, the FASB issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendment requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets including significant gains and losses affecting the benefit obligation for the period. This standard is effective for fiscal years ending after December 15, 2020, on a retrospective basis, and early adoption is permitted. The adoption is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

For the three and nine months ended August 31, 2019 and 2018

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

The Company recognizes revenue on a net basis on certain contracts, where the Company’s performance obligation is to arrange for the products or services to be provided by another party or the rendering of logistics services for the delivery of inventory for which the Company does not assume the risks and rewards of ownership, by recognizing the margins earned in revenue with no associated cost of revenue. Such arrangements, which are not material to the Company’s consolidated revenue or its “Products” or “Services” revenue, include supplier service contracts, post-contract software support services and extended warranty contracts.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Company considers shipping and handling activities as costs to fulfill the sale of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold.

Concentrix

The Company recognizes revenue from services contracts over time as the promised services are delivered to customers for an amount that reflects the consideration to which the Company is entitled in exchange for those services. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. The Company determines whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company records deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. Billings related to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds with the benefit to the customer of the services transferred to date relative to the remaining services promised. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Customer contract terms can range from less than one year to more than five years.

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

During the nine months ended August 31, 2019, the Company recorded measurement period adjustments of $9,496 to goodwill. These adjustments comprised an increase of $26,962 in tax liabilities and an increase of $17,466 to the fair value of other acquired net tangible assets.

To date, acquisition-related and integration expenses were $89,921, of which $9,200 and $52,431 were incurred during the three and nine months ended August 31, 2019. Substantially all acquisition-related and integration expenses were recorded in "Selling, general and administrative expenses." The charges during the three and nine months ended August 31, 2019 comprised of legal and professional services, severance and lease termination payments, accelerated depreciation and other costs incurred to complete the acquisition and retention payments to integrate the business.

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

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2019 and 2018, and the measurement-date fair value of those awards:

	Three Months Ended				Nine Months Ended
	August 31, 2019		August 31, 2018		August 31, 2019		August 31, 2018
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Stock options	—	$—	—	$—	17	$500	38	$1,050
Restricted stock awards	1	90	27	2,713	27	2,699	49	4,819
Restricted stock units	107	9,852	6	572	158	14,617	28	3,126
	108	$9,942	33	$3,285	202	$17,816	115	$8,995

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and nine months ended August 31, 2019 and 2018 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Total share-based compensation (recorded in selling, general and administrative expenses)	$6,461	$5,810	$19,616	$16,590
Tax benefit recorded in the provision for income taxes	(1,653)	(1,615)	(5,146)	(4,727)
Effect on net income	$4,808	$4,195	$14,470	$11,863

NOTE 6—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	August 31, 2019	November 30, 2018
Cash and cash equivalents	$262,279	$454,694
Restricted cash included in other current assets	5,126	7,126
Restricted cash included in other assets	—	213
Cash, cash equivalents and restricted cash	$267,405	$462,033

Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, the issuance of bank guarantees and a government grant.

Accounts receivable, net:

	As of
	August 31, 2019	November 30, 2018
		(As adjusted)
Accounts receivable	$3,477,932	$3,648,975
Less: Allowance for doubtful accounts	(24,956)	(8,479)
Accounts receivable, net	$3,452,976	$3,640,496

Receivables from vendors, net:

	As of
	August 31, 2019	November 30, 2018
		(As adjusted)
Receivables from vendors	$341,760	$357,930
Less: Allowance for doubtful accounts	(3,445)	(6,186)
Receivables from vendors, net	$338,315	$351,744

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Property and equipment, net:

	As of
	August 31, 2019	November 30, 2018
Land	$40,732	$31,102
Equipment, computers and software	488,223	423,467
Furniture and fixtures	111,028	104,474
Buildings, building improvements and leasehold improvements	413,013	368,107
Construction-in-progress	8,191	29,021
Total property and equipment, gross	$1,061,188	956,170
Less: Accumulated depreciation	(508,284)	(384,844)
Property and equipment, net	$552,904	$571,326

Depreciation expense was $39,124 and $123,242 for the three and nine months ended August 31, 2019, respectively, and $22,511 and $67,031 for the three and nine months ended August 31, 2018, respectively.

Goodwill:

	Technology Solutions	Concentrix	Total
Balance as of November 30, 2018	$427,775	$1,775,541	$2,203,316
Additions/adjustments from acquisitions (See Note 4)	—	9,496	9,496
Foreign exchange translation	(2,125)	3,429	1,304
Balance as of August 31, 2019	$425,650	$1,788,465	$2,214,115

Intangible assets, net:

	As of August 31, 2019			As of November 30, 2018
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,536,327	$(470,927)	$1,065,400	$1,552,322	$(333,266)	$1,219,056
Vendor lists	178,524	(63,539)	114,985	179,019	(53,318)	125,701
Technology	14,707	(8,506)	6,200	14,767	(7,064)	7,704
Other intangible assets	35,266	(13,543)	21,723	35,559	(10,715)	24,844
	$1,764,824	$(556,515)	$1,208,308	$1,781,667	$(404,363)	$1,377,305

Amortization expense was $52,428 and $158,150, for the three and nine months ended August 31, 2019, respectively, and $26,197 and $79,183 for the three and nine months ended August 31, 2018, respectively.

Estimated future amortization expense of the Company's intangible assets is as follows:

Fiscal years ending November 30,
2019 (remaining three months)	$41,946
2020	188,570
2021	173,532
2022	150,213
2023	131,762
Thereafter	522,286
Total	$1,208,308

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, are as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2018	$(3,263)	$16,920	$(139,945)	$(126,288)
Opening balance adjustment for the adoption of new accounting guidance	—	—	(1,955)	(1,955)
Other comprehensive income (loss) before reclassification	307	(71,414)	(26,334)	(97,441)
Reclassification of (gains) losses from Other comprehensive income (loss)	—	(9,387)	—	(9,387)
Balance as of August 31, 2019	$(2,956)	$(63,881)	$(168,234)	$(235,070)

Refer to Note 7 for the location of gains and losses reclassified from other comprehensive income (loss) to the Consolidated Statements of Operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustment and unrealized gains and losses on available-for-sale debt securities. Substantially, all of the balance at both November 30, 2018 and August 31, 2019 represents foreign currency translation adjustment.

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

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, or as a component of AOCI in the Consolidated Balance Sheets, as discussed below.

Cash Flow Hedges

To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries with functional currencies that are not in U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the subsidiaries’ functional currencies. These instruments mature at various dates through September 2021. The Company also uses interest rate derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 31, 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of Revenue from Services in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of "Cost of revenue" for "services" and/or "Selling, general and administrative expenses" in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in "Interest expense and Finance charges, net" in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Non-Designated Derivatives

The Company uses short-term forward contracts to offset the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency of the respective entities. These contracts, which are not designated as hedging instruments, mature or settle within twelve months. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 8 — Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	August 31, 2019	November 30, 2018
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,132,328	$1,008,895
Other current assets	11,495	12,651
Other accrued liabilities	9,107	1,856
Interest rate swap (notional value)	$100,000	$100,000
Other assets	535	3,519
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$441,435	$624,014
Other current assets and other assets	5,794	3,834
Other accrued liabilities and other long-term liabilities	3,801	12,306
Interest rate swaps (notional value)	$1,900,000	$1,900,000
Other current assets and other assets	—	5,869
Other accrued liabilities and other long-term liabilities	$103,032	$9,004

Volume of Activity

The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, the Indian Rupee, the Euro, the British Pound, the Chinese Yuan, the Canadian Dollar and the Brazilian Real that will be bought or sold at maturity. The term and notional amount of interest rate swaps are determined based on management’s assessment of future interest rates and other factors such as debt maturities. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

	Location of Gain (Loss)	Three Months Ended August 31,		Nine Months Ended August 31,
	in Income	2019	2018	2019	2018

Revenue for services		$1,155,690	$487,513	$3,480,275	$1,477,308
Cost of revenue for services		(731,472)	(308,322)	(2,196,212)	(926,998)
Selling, general and administrative expenses		(517,135)	(316,274)	(1,557,906)	(923,449)
Interest expense and finance charges, net		(42,945)	(20,058)	(127,695)	(53,884)
Other income (expense), net		(1,087)	(872)	19,764	(3,497)

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$1,592	$—	$8,304	$—
Interest rate swaps		(34,058)	1,045	(104,323)	8,386
Total		$(32,466)	$1,045	$(96,020)	$8,386

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Loss reclassified from AOCI into income	Revenue for services	$73	$—	$89	$—
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	4,586	—	12,034	—
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	1,888	—	5,041	—
Gain (loss) reclassified from AOCI into income	Other income (expense), net	10	—	10	—
Interest rate swaps
Gain (loss) reclassified from AOCI into income	Interest expense and finance charges, net	(2,065)	(22)	(4,545)	2,433
Total		$4,492	$(22)	$12,629	$2,433

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	$(1,286)	$(8,469)	$8,657	$(2,794)
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	(807)	23	(2,984)	23
Total		$(2,093)	$(8,446)	$5,673	$(2,771)

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $13,021.

Offsetting of Derivatives

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statements of Financial Position, the total derivative asset and liability positions would have been reduced by $6,998 each as of August 31, 2019 and $6,850 each as of November 30, 2018.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2019				As of November 30, 2018
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48,482	$48,482	$—	$—	$108,785	$108,785	$—	$—
Marketable equity securities	2,465	2,465	—	—	5,492	5,492	—	—
Foreign government bond	1,123	1,123	—	—	1,104	1,104	—	—
Forward foreign currency exchange contracts	17,289	—	17,289	—	16,485	—	16,485	—
Interest rate swaps	535	—	535	—	9,388	—	9,388	—
Liabilities:
Contingent consideration payable	$—	$—	$—	$—	$33,098	$—	$—	$33,098
Forward foreign currency exchange contracts	12,908	—	12,908	—	14,162	—	14,162	—
Interest rate swaps	103,032	—	103,032	—	9,004	—	9,004	—
Convertible debentures conversion option	32	—	—	32	77,238	—	—	77,238

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2019 and November 30, 2018.

Contingent consideration payable represents future potential earn-out payments related to the Westcon-Comstor Americas acquisition in fiscal year 2017. The fair value of the contingent consideration liability was based on a probabilistic analysis using an option pricing model as implemented via a Monte Carlo simulation. During the nine months ended August 31, 2019, the fair value of the contingent consideration liability was remeasured and the resulting decrease of $19,034 recorded as a benefit to "other income (expense), net" in the Consolidated Statements of Operations. The change in the fair value was due to final settlement of the gross profit related to the achievement of the established earn-out target with the sellers. The settled amount was paid during the three months ended August 31, 2019.

The fair value of the Convertible Debentures conversion option was based on a probabilistic analysis using the Monte Carlo simulation approach. The model considered simulated movements in the Company's stock price until the conversion date using estimated stock volatility of 35%, a risk free rate of 2.7%, discount and dividend yields of 4.6% and $0.35 per share each quarter, respectively, over the estimated period until September 2019, when the Company would become entitled to redeem the debentures. During the nine months ended August 31, 2019,

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

the Company settled substantially all the outstanding convertible debentures and recorded a loss of $1,559 upon settlement in other income (expense), net. The remaining convertible debentures were redeemed subsequent to August 31, 2019.

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

During the nine months ended August 31, 2019, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of August 31, 2019 and November 30, 2018, accounts receivable sold to and held by the financial institution under this program were $39,765 and $33,677, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and nine months ended August 31, 2019 and 2018, discount fees were not material to the Company's results of operations.

SYNNEX Japan, the Company's Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of August 31, 2019 and November 30, 2018 were $3,035 and $2,848, respectively.

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

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Net sales financed	$521,341	$385,277	$1,424,081	$1,105,481
Flooring fees(1)	3,584	3,376	9,410	7,581

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of August 31, 2019 and November 30, 2018, accounts receivable subject to flooring agreements were $84,703 and $84,668, respectively.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—BORROWINGS:

Borrowings consist of the following:

	As of
	August 31, 2019	November 30, 2018
SYNNEX United States accounts receivable securitization arrangement	$379,700	$615,000
SYNNEX Japan credit facility - revolving line of credit component	32,461	20,268
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX United States term loan credit agreement - current portion	90,000	58,125
Convertible debentures	24	69,762
Other borrowings	9,533	10,061
Borrowings, current	$571,718	$833,216

SYNNEX Japan credit facility - term loan component	$65,864	$61,685
SYNNEX United States credit agreement - term loan component	1,035,000	1,080,000
SYNNEX United States term loan credit agreement	1,665,000	1,491,875
Other term debt	316	541
Long-term borrowings, before unamortized debt discount and issuance costs	$2,766,180	$2,634,101
Less: unamortized debt discount and issuance costs	(9,159)	(11,319)
Long-term borrowings	$2,757,021	$2,622,782

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

Under the terms of the U.S. AR Arrangement, the Company and two of its U.S. subsidiaries sell, on a revolving basis, their eligible receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.

SYNNEX Canada accounts receivable securitization arrangement

In Canada, the Company has an accounts receivable securitization program with a bank to provide additional capital for its operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100,000, or $75,120, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment by an additional CAD50,000, or $37,560. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $45,072, and when the unused portion exceeds CAD60,000, or $45,072, a fee of 0.40% on the first CAD25,000, or $18,780, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both August 31, 2019 and November 30, 2018, there was no outstanding balance under this arrangement.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $141,137. The credit agreement is comprised of a JPY7,000,000, or $65,864, term loan and a JPY8,000,000, or $75,273, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

Latin America revolving line of credit facility

One of the Company’s subsidiaries in Mexico maintains a United States Dollar denominated $40,000 revolving credit facility with a financial institution (the “LATAM facility”). The revolving credit facility matures in February 2020. The Company guarantees the obligations under this credit facility. The interest rate on this facility ranges from 10.51% to 10.74%.

There were no borrowings outstanding under the LATAM facility as of either August 31, 2019 or November 30, 2018.

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

There were no borrowings outstanding under these credit facilities as of either August 31, 2019 or November 30, 2018.

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

There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of either August 31, 2019 or November 30, 2018.

SYNNEX United States term loan credit agreement

In order to fund the Convergys acquisition (See Note 4), the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, the Company entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. Until November 30, 2018, the Company had drawn $1,550,000 of term loans. During the nine months ended August 31, 2019, the Company borrowed the remaining available amount of $250,000 under the facility to settle part of Convergys' outstanding Convertible Debentures. The outstanding principal amount of the term loans is payable in quarterly installments of $22,500, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

Convertible Debentures

In connection with the Convergys acquisition, Convergys was merged into Concentrix CVG and Concentrix CVG became the obligor under Convergys' $124,963 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029. The Company determined that the embedded conversion feature included in the convertible debentures required liability treatment because a portion was convertible into a fixed dollar amount based on a variable conversion rate, and was recorded at fair value in other accrued liabilities in the Consolidated Balance Sheets. Subsequent to the acquisition, the Company settled substantially the entire principal amount and conversion obligation in excess of the aggregate principal amount in cash, of which $69,258 of the principal amount was settled in cash for $148,023 during the nine months ended August 31, 2019. The remaining amount of the convertible debentures were redeemed subsequent to August 31, 2019.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $37,560. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both August 31, 2019 and November 30, 2018, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of August 31, 2019, commitments for these revolving credit facilities aggregated $27,877. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2019 exchange rates.

Future principal payments

As of August 31, 2019, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2019 (remaining three months)	$459,164
2020	150,242
2021	215,987
2022	1,050,005
2023	1,462,500
$3,337,898

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $44,401 and $ 132,111, respectively, for the three and nine months ended August 31, 2019, and $21,338 and $48,978, respectively, for the three and nine months ended August 31, 2018. The variable interest rates ranged between 0.87% and 10.74% during the three months ended August 31, 2019, and between 0.70% and 11.38% during the nine months ended August 31, 2019. The variable interest rates ranged between 0.58% and 11.38% during the three months ended August 31, 2018, and between 0.58% and 12.74% during the nine months ended August 31, 2018.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2019, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 11—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
		(As adjusted)		(As adjusted)
Basic earnings per common share:
Net income	$123,132	$66,940	$324,711	$184,779
Less: net income allocated to participating securities(1)	(1,070)	(645)	(2,894)	(1,725)
Net income attributable to common stockholders	$122,062	$66,295	$321,817	$183,054

Weighted-average number of common shares - basic	50,601	39,254	50,661	39,483

Basic earnings per common share	$2.41	$1.69	$6.35	$4.64

Diluted earnings per common share:
Net income	$123,132	$66,940	$324,711	$184,779
Less: net income allocated to participating securities(1)	(1,066)	(643)	(2,883)	(1,717)
Net income attributable to common stockholders	$122,066	$66,297	$321,828	$183,063

Weighted average number of common shares - basic	50,601	39,254	50,661	39,483
Effect of dilutive securities:
Stock options and restricted stock units	244	221	242	247
Weighted-average number of common shares - diluted	50,845	39,475	50,903	39,730

Diluted earnings per common share	$2.40	$1.68	$6.32	$4.61
Anti-dilutive shares excluded from diluted earnings per share calculation	121	89	120	61

(1)	Restricted stock awards granted to employees by the Company are considered participating securities.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 12—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2019
Revenue	$5,047,970	$1,160,928	$(5,240)	$6,203,659
External revenue	5,047,968	1,155,690	—	6,203,659
Operating income	138,830	70,025	—	208,855
Three months ended August 31, 2018
Revenue (as adjusted)	$4,334,767	$491,882	$(4,382)	$4,822,268
External revenue (as adjusted)	4,334,755	487,513	—	4,822,268
Operating income (as adjusted)	101,775	12,068	—	113,843
Nine months ended August 31, 2019
Revenue	$13,695,729	$3,495,076	$(14,805)	$17,176,000
External revenue	13,695,725	3,480,275	—	17,176,000
Operating income	352,594	192,879	—	545,473
Nine months ended August 31, 2018
Revenue (as adjusted)	$12,746,673	$1,490,865	$(13,639)	$14,223,898
External revenue (as adjusted)	12,746,591	1,477,308	—	14,223,898
Operating income (as adjusted)	279,926	69,415	—	349,341
Total assets as of August 31, 2019	$10,187,806	$4,597,296	$(3,358,775)	$11,426,327
Total assets as of November 30, 2018 (as adjusted)	$10,207,964	$4,776,313	$(3,440,779)	$11,543,498

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

Geographic information

The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the Concentrix legal entity that is party to the customer contract. Shown below are the countries that accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
		(As adjusted)		(As adjusted)
Revenue:
United States	$4,181,667	$3,552,534	$11,327,961	$10,254,834
Others	2,021,992	1,269,734	5,848,039	3,969,064
Total	$6,203,659	$4,822,268	$17,176,000	$14,223,898

	As of
	August 31, 2019	November 30, 2018
Property and equipment, net:
United States	$284,838	$287,498
Philippines	59,112	75,770
Others	208,954	208,058
Total	$552,904	$571,326

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 13—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both August 31, 2019 and November 30, 2018, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of August 31, 2019. These shares are owned by the following entities:

As of August 31, 2019
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 366 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 9 shares held by his spouse.

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

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Purchases of inventories	$41,989	$62,722	$120,093	$164,789
Sale of products to MiTAC Holdings and affiliates	142	1,430	546	2,291
Reimbursements received for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates	—	—	—	71

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	August 31, 2019	November 30, 2018
Receivable from related parties (included in Accounts receivable, net)	$330	$65
Payable to related parties (included in Accounts payable)	17,176	22,905

The Company’s business relationship with MiTAC Holdings and its affiliates has been informal and is not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. The Company negotiates pricing and other material terms on a case-by-case basis with MiTAC Holdings and affiliates. The Company has adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.

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

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three and nine months ended August 31, 2019, the Company contributed $11,052 and $34,596, respectively, to defined contribution plans. During the three and nine months ended August 31, 2018, the Company contributed $10,574 and $29,939, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of August 31, 2019 and November 30, 2018, the deferred compensation liability balance was $6,240 and $6,146, respectively.

Defined Benefit Plans

The Company has defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, as part of the Convergys acquisition, the Company acquired a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the United States (“the cash balance plan”) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The plan assumptions are evaluated annually and are updated as deemed necessary.

During the three and nine months ended August 31, 2019, net periodic pension costs were $6,204 and $11,678, respectively, and the Company’s contribution was $2,225 and $5,437, respectively. During the three and nine months ended August 31, 2018, net periodic pension costs were $1,473 and $4,268, respectively, and the Company’s contribution was $766 and $2,881, respectively. The plans were underfunded by $85,722 and $89,001 as of August 31, 2019 and November 30, 2018.

NOTE 15—EQUITY:

Share repurchase program

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During the three months ended August 31, 2019, the Company did not repurchase any shares. During the nine months ended August 31, 2019, the Company repurchased 160 shares for a total cost of $15,184. As of August 31, 2019, the Company had repurchased 840 shares for a total cost of $81,172. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

Dividends

On September 24, 2019, the Company announced a cash dividend of $0.375 per share payable on October 25, 2019 to stockholders of record as of October 11, 2019. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 16—COMMITMENTS AND CONTINGENCIES:

The Company leases certain of its facilities, equipment, and automobiles under operating lease agreements, which expire in various periods through 2029. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of August 31, 2019 were as follows:

Fiscal Years Ending November 30,
2019 (remaining three months)	$55,403
2020	198,627
2021	158,847
2022	118,613
2023	82,579
Thereafter	116,853
Total minimum lease payments	$730,922

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2019 and 2018

(currency and share amounts in thousands, except per share amounts)

(unaudited)

During the three and nine months ended August 31, 2019, rent expense was $66,749 and $197,646, respectively. During the three and nine months ended August 31, 2018, rent expense was $26,943 and $88,258, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.

The Company was contingently liable as of August 31, 2019 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2019 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

When used in this Quarterly Report on Form 10-Q, or this "Report", the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, retention and turnover, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, our revenue, our gross margins, our operating costs and results, the value of our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, market acceptance of our customers’ products, concentration of customers, our international operations, foreign currency exchange rates, expansion and scaling of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including our acquisition of Convergys Corporation (“Convergys”) and the impact of the acquisition on our business, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, adequacy of our capital resources to meet our capital needs, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, our belief regarding the impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, our share repurchase and dividend program, our securitization programs and revolving credit lines, our succession planning, our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors contained herein under Item 1A, if any, and in our Annual Report on Form 10-K for the year ended November 30, 2018. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a Fortune 200 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer engagement to a broad range of enterprises. We are organized to provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, IT systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics (“CE”) and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of technology-enabled strategic solutions and end-to-end business services focused on customer engagement, process optimization, technology innovation, front and back-office automation and business transformation to clients in ten identified industry verticals.

In our Technology Solutions segment, we distribute more than 30,000 technology products (as measured by active SKUs) from more than 400 IT, CE and original equipment manufacturers (“OEM”) suppliers, to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications, security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers (“VARs”), corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and after-market product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, networking, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers' workloads and data center environments.

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

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific and Europe. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of August 31, 2019, we had over 238,000 full-time and temporary employees worldwide.

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

During the nine months ended August 31, 2019, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 to the Consolidated Financial Statements for further information.

Acquisitions

We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business, we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities and the services we provide to our customers and OEM suppliers, and expand our geographic footprint. In our Concentrix segment, we seek to further enhance our capabilities and domain expertise in our key verticals, expand our geographic footprint and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our customers.

Convergys acquisition

On October 5, 2018, we acquired 100% of Convergys, a customer experience outsourcing company, for a purchase price of approximately $2.3 billion. The acquisition is related to our Concentrix segment and we believe the acquisition adds scale, diversifies our revenue base, expands our service delivery footprint and strengthens our leadership position as a top global provider of customer engagement services.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Products revenue	81.37%	89.89%	79.74%	89.61%
Services revenue	18.63	10.11	20.26	10.39
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(76.51)	(84.69)	(74.97)	(84.53)
Cost of services revenue	(11.79)	(6.39)	(12.79)	(6.52)
Gross profit	11.70	8.92	12.25	8.95
Selling, general and administrative expenses	(8.34)	(6.56)	(9.07)	(6.49)
Operating income	3.37	2.36	3.18	2.46
Interest expense and finance charges, net	(0.69)	(0.42)	(0.74)	(0.38)
Other income (expense), net	(0.02)	(0.02)	0.12	(0.02)
Income before income taxes	2.66	1.93	2.55	2.05
Provision for income taxes	(0.67)	(0.54)	(0.66)	(0.75)
Net income	1.98%	1.39%	1.89%	1.30%

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2019 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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
•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition-related and integration expenses, (ii) amortization of intangible assets, and (iii) acquisition related contingent consideration and the per share amount of the net impact of the adjustments related to the Tax Cuts and Jobs Act of 2017.

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

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
	(in thousands, except per share amounts)
Consolidated
Revenue	$6,203,659	$4,822,268	$17,176,000	$14,223,898
Foreign currency translation	19,243		127,181
Revenue in constant currency	$6,222,902	$4,822,268	$17,303,181	$14,223,898

Operating income	$208,855	$113,843	$545,473	$349,341
Acquisition-related and integration expenses	9,200	19,568	53,582	23,419
Amortization of intangibles	52,428	26,197	158,149	79,183
Non-GAAP operating income	$270,483	$159,608	$757,204	$451,943
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	38,597	22,511	119,004	67,031
Adjusted EBITDA	$309,080	$182,119	$876,208	$518,974

Operating margin	3.37%	2.36%	3.18%	2.46%
Non-GAAP operating margin	4.36%	3.31%	4.41%	3.18%

Diluted EPS	$2.40	$1.68	$6.32	$4.61
Acquisition-related and integration expenses	0.18	0.49	1.04	0.52
Amortization of intangibles	1.02	0.66	3.08	1.97
Contingent consideration	—	—	(0.37)	—
Income taxes related to the above (1)	(0.30)	(0.32)	(1.08)	(0.70)
U.S. tax reform adjustment	—	—	—	0.62
Non-GAAP diluted EPS	$3.30	$2.51	$8.99	$7.01

Technology Solutions
Revenue	$5,047,970	$4,334,767	$13,695,729	$12,746,673
Foreign currency translation	5,006		84,120
Revenue in constant currency	$5,052,976	$4,334,767	$13,779,849	$12,746,673

Operating income	$138,830	$101,775	$352,594	$279,926
Acquisition-related and integration expenses	—	2,498	981	6,349
Amortization of intangibles	10,999	12,524	32,968	37,802
Non-GAAP operating income	$149,829	$116,797	$386,543	$324,077
Depreciation	5,875	5,212	16,719	15,056
Adjusted EBITDA	$155,704	$122,009	$403,262	$339,133

Operating margin	2.75%	2.35%	2.57%	2.20%
Non-GAAP operating margin	2.97%	2.69%	2.82%	2.54%

Concentrix
Revenue	$1,160,928	$491,882	$3,495,076	$1,490,865
Foreign currency translation	14,237		43,061
Revenue in constant currency	$1,175,165	$491,882	$3,538,137	$1,490,865

Operating income	$70,025	$12,068	$192,879	$69,415
Acquisition-related and integration expenses	9,200	17,070	52,601	17,070
Amortization of intangibles	41,429	13,673	125,181	41,381
Non-GAAP operating income	$120,654	$42,811	$370,661	$127,866
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	32,722	17,299	102,285	51,975
Adjusted EBITDA	$153,376	$60,110	$472,946	$179,841

Operating margin	6.03%	2.45%	5.52%	4.66%
Non-GAAP operating margin	10.39%	8.70%	10.61%	8.58%

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

Three and Nine Months Ended August 31, 2019 and 2018

Revenue

	Three Months Ended August 31,		Percent	Nine Months Ended August 31,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenue	$6,203,659	$4,822,268	28.6%	$17,176,000	$14,223,898	20.8%
Technology Solutions revenue	5,047,970	4,334,767	16.5%	13,695,729	12,746,673	7.4%
Concentrix revenue	1,160,928	491,882	136.0%	3,495,076	1,490,865	134.4%
Inter-segment elimination	(5,240)	(4,382)		(14,805)	(13,639)

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

Revenue in our Technology Solutions segment increased during the three and nine months ended August 31, 2019 compared to the prior year periods, due to broad-based growth across our product portfolio, primarily in the United States and larger project and integration based transactions. This increase was partially offset by the adverse impact of foreign currency translation.

Revenue in our Concentrix segment increased during the three and nine months ended August 31, 2019 compared to the prior year periods, primarily due to the impact of the Convergys acquisition in October 2018 and the growth in technology, banking and financial services and travel and transportation industries, partially offset by the unfavorable impact of currency translation.

Gross Profit

	Three Months Ended August 31,		Percent	Nine Months Ended August 31,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Gross profit	$725,990	$430,117	68.8%	$2,103,379	$1,272,790	65.3%
Gross margin	11.70%	8.92%		12.25%	8.95%
Technology Solutions gross profit	$301,774	$250,938	20.3%	$819,319	$722,556	13.4%
Technology Solutions gross margin	5.98%	5.79%		5.98%	5.67%
Concentrix gross profit	$426,181	$181,053	135.4%	$1,290,017	$555,536	132.2%
Concentrix gross margin	36.71%	36.81%		36.91%	37.26%
Inter-segment elimination	$(1,964)	$(1,874)		$(5,957)	$(5,302)

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

Technology Solutions gross profit and margin, during the three and nine months ended August 31, 2019, increased compared to the prior periods primarily due to product mix, including larger project and integration based transactions, and broad-based growth across our product portfolio, primarily in the United States. The increase in gross margin during the nine months ended August 31, 2019 was also attributable to a higher proportion of our revenue generated from sales of products and services where revenue is reported on a net basis by recognizing the margins earned in revenue with no associated cost of revenue.

Concentrix gross profit during the three and nine months ended August 31, 2019 increased compared to the prior year periods mainly due to the Convergys acquisition. Concentrix gross margin during the three and nine months ended August 31, 2019 decreased compared to the prior year periods primarily due to customer mix.

Selling, General and Administrative Expenses

	Three Months Ended August 31,		Percent	Nine Months Ended August 31,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$517,135	$316,274	63.5%	$1,557,906	$923,449	68.7%
Percentage of revenue	8.34%	6.56%		9.07%	6.49%
Technology Solutions selling, general and administrative expenses	$162,944	$149,163	9.2%	$466,725	$442,630	5.4%
Technology Solutions percentage of revenue	3.23%	3.44%		3.41%	3.47%
Concentrix selling, general and administrative expenses	$356,155	$168,984	110.8%	$1,097,139	$486,120	125.7%
Concentrix percentage of revenue	30.68%	34.35%		31.39%	32.61%
Inter-segment elimination	$(1,964)	$(1,874)		$(5,957)	$(5,302)

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

During the three and nine months ended August 31, 2019, selling, general and administrative expenses in our Technology Solutions segment increased compared to the prior year periods, primarily due to additional investments in infrastructure and associates to support our growth, partially offset by a decrease in amortization of intangible assets and acquisition-related and integration expenses.

Concentrix selling, general and administrative expenses increased during the three months ended August 31, 2019, compared to the prior year period, primarily due to the Convergys acquisition in October 2018 and an increase in the amortization of intangible assets by $27.8 million. This increase was partially offset by lower acquisition-related and integration costs of $7.9 million and favorable foreign currency translation. Concentrix selling, general and administrative expenses increased during the nine months ended August 31, 2019, compared to the prior year period, primarily due to the Convergys acquisition in October 2018, increases in the amortization of intangible assets by $83.9 million and acquisition-related and integration expenses by $35.3 million. These increases were partially offset by favorable foreign currency translation.

Operating income

	Three Months Ended August 31,		Percent	Nine Months Ended August 31,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Operating income	$208,855	$113,843	83.5%	$545,473	$349,341	56.1%
Operating margin	3.37%	2.36%		3.18%	2.46%
Technology Solutions operating income	$138,830	$101,775	36.4%	$352,594	$279,926	26.0%
Technology Solutions operating margin	2.75%	2.35%		2.57%	2.20%
Concentrix operating income	$70,025	$12,068	480.3%	$192,879	$69,415	177.9%
Concentrix operating margin	6.03%	2.45%		5.52%	4.66%

Operating income and margin in our Technology Solutions segment increased during the three and nine months ended August 31, 2019, compared to the prior year periods, due to broad-based growth across our product portfolio, primarily in the United States, and scale efficiencies. Operating margin also increased due to the impact of a higher proportion of our revenue being reported on a net revenue basis.

Operating income and margin in our Concentrix segment increased during the three and nine months ended August 31, 2019, compared to the prior year periods, due to the Convergys acquisition, integration synergies and net favorable impact of foreign currency translation.

Interest Expense and Finance Charges, Net

	Three Months Ended August 31,		Percent	Nine Months Ended August 31,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$42,945	$20,058	114.1%	$127,695	$53,884	137.0%
Percentage of revenue	0.69%	0.42%		0.74%	0.38%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

During the three and nine months ended August 31, 2019, our interest expense and finance charges, net, increased compared to the prior year periods, primarily due to additional borrowings to fund the Convergys acquisition and support growth in our Technology Solutions segment. $2.0 billion of our outstanding borrowings of $3.3 billion at August 31, 2019 have been economically converted to fixed-rate debt through interest rate swaps, resulting in an average borrowing cost of approximately 4.5% for the nine months ended August 31, 2019.

Other Income (Expense), Net

	Three Months Ended August 31,		Percent	Nine Months Ended August 31,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Other income (expense), net	$(1,087)	$(872)	(24.7)%	$19,764	$(3,497)	665.2%
Percentage of revenue	(0.02)%	(0.02)%		0.12%	(0.02)%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, non-service component of pension costs, debt extinguishment gains and losses and other non-operating gains and losses, such as changes in the fair value of convertible debt conversion spread, and settlements received from class actions lawsuits.

During the three months ended August 31, 2019, other income (expense), net was consistent with the comparative prior year period. During the nine months ended August 31, 2019, net other income (expense) increased from net other (expense) of $3.5 million in the prior year period to a net other income of $19.8 million primarily due to a $19.0 million gain upon the settlement of contingent consideration related to our acquisition of Westcon-Comstor Americas in fiscal year 2017 and net foreign currency exchange gains in the current period compared to net foreign currency exchange losses in the prior year period.

Provision for Income Taxes

	Three Months Ended August 31,		Percent	Three Months Ended August 31,		Percent
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Provision for income taxes	$41,691	$25,973	60.5%	$112,831	$107,181	5.3%
Percentage of income before income taxes	25.29%	27.95%		25.79%	36.71%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate.

During the three and nine months ended August 31, 2019, our income tax expense increased compared to the prior year periods, due to the increase in our income before taxes. The effective tax rate for the three and nine months ended August 31, 2019 decreased, compared to the respective prior year periods, primarily due to the Tax Cuts and Jobs Act of 2017 (“TCJA”) and the mix of income earned in different tax jurisdictions. The decrease during the nine months ended August 31, 2019 was also due to the favorable impact of the nontaxable contingent consideration gain related to the Westcon-Comstor Americas acquisition and the discrete impact of a provisional net tax charge of $24.7 million related to the TCJA recorded in the prior year period.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		August 31, 2019	August 31, 2018
		(Amounts in thousands)
Days sales outstanding
Revenue (products and services)	(a)	$6,203,659	$4,822,268
Accounts receivable, net	(b)	3,452,976	2,727,276
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	51	52

Days inventory outstanding
Cost of revenue (products and services)	(d)	$5,477,669	$4,392,151
Inventories	(e)	2,787,159	1,927,713
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	47	40

Days payable outstanding
Cost of revenue (products and services)	(g)	$5,477,669	$4,392,151
Accounts payable	(h)	2,932,046	2,235,139
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	49	47

Cash conversion cycle	(j) = (c)+(f)-(i)	49	45

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Concentrix working capital is primarily comprised of accounts receivable. Our cash conversion cycle was 49 days and 45 days as of August 31, 2019 and 2018, respectively. The increase was due to higher inventory levels, primarily because the accounting for certain shipments was deferred in accordance with revenue recognition rules, as well as higher business volumes in fiscal year 2019 compared to fiscal year 2018. The increase was partially offset by the favorable impact of the Convergys acquisition and timing of collections of accounts receivable and payments of accounts payable.

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

Net cash provided by operating activities was $202.5 million during the nine months ended August 31, 2019, primarily due to net income of $324.7 million, adjustments for non-cash items of $295.1 million, and a decrease in accounts receivable of $148.1 million. These cash inflows were partially offset by an increase in inventories of $390.0 million, a decrease in accounts payable of $119.6 million, and a net change in other operating assets and liabilities of $69.1 million. The decrease in accounts receivable and payable was primarily due to timing of collections and payments, respectively. Accounts receivable was also lower due to lower days sales outstanding compared to the fourth quarter of fiscal year 2018. The increase in inventories was primarily due to strong demand for our systems design and integration solutions business, where we carry higher levels of inventories, and higher anticipated seasonal demand in the fourth quarter. The adjustments for non-cash items consist primarily of amortization and depreciation, provision for doubtful accounts, stock-based compensation expense, a $19.0 million gain recorded upon the settlement of contingent consideration related to our Westcon-Comstor Americas acquisition in fiscal year 2017, and deferred tax benefit.

Net cash used in operating activities was $40.4 million during the nine months ended August 31, 2018, primarily due to a decrease in accounts payable of $387.5 million, an increase in accounts receivable of $83.3 million and an increase in vendor receivable of $55.8 million, partially offset by net income of $184.8 million, adjustments for non-cash items of $140.5 million, a decrease in inventories of $103.4 million and a net change in other assets and liabilities of $57.6 million. The increase in accounts receivable and vendor receivable was primarily due to timing and higher days sales outstanding compared to the fourth quarter of fiscal year 2017. The decrease in inventories and accounts payable was primarily due to lower revenue in the Technology Solutions segment during the three months ended August 31, 2018 compared to a seasonally high fourth quarter of fiscal year 2017. In addition, inventories were lower in our systems design and integration solutions business due to higher stocking requirements in the prior year due to component shortages. The decrease in accounts payable was also impacted by timing of payments. The adjustments for non-cash items consist primarily of amortization and depreciation, stock-based compensation expense and the deferred tax benefit related to the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate due to the enactment of the TCJA.

Net cash used in investing activities during the nine months ended August 31, 2019 was $102.3 million, primarily due to capital expenditures of $93.4 million related to infrastructure investments to support growth in both of our business segments and $8.6 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition.

Net cash used in investing activities during the nine months ended August 31, 2018 was $74.4 million, primarily due to capital expenditures of $75.5 million, related substantially to our Concentrix segment. In addition, we made a final payment of $8.2 million for the acquisition of Tigerspike and received a refund of $2.3 million from Datatec towards the settlement of certain pre-acquisition intra-Datatec group transactions related to our acquisition of Westcon-Comstor Americas.

Net cash used in financing activities during the nine months ended August 31, 2019 was $298.4 million primarily due to net repayments under our borrowing arrangements of $214.1 million. Cash generated from operations was used to pay down revolving lines of credit. During the nine months ended August 31, 2019, the Company drew the last tranche of $250.0 million under a term loan facility obtained in fiscal year 2018 for the Convergys acquisition for the settlement of the remaining amount of convertible debentures assumed as part of the acquisition and the remainder was used for working capital. The Company also returned cash to stockholders in the form of $57.5 million of dividend payments, $15.2 million of repurchases of our common stock. $14.0 million of cash was used to pay the contingent consideration related to our Westcon-Comstor Americas acquisition.

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

Capital Resources

Our cash and cash equivalents totaled $262.3 million and $454.7 million as of August 31, 2019 and November 30, 2018, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $193.8 million and $301.1 million as of August 31, 2019 and November 30, 2018, respectively. Our cash and cash equivalents held by foreign subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our eligible receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of August 31, 2019 and November 30, 2018, $379.7 million and $615.0 million, respectively, was outstanding under the U.S. AR Arrangement.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to 100.0 million, or $75.1 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional 50.0 million, or $37.6 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $45.1 million, and when the unused portion exceeds CAD60.0 million, or $45.1 million, a fee of 0.40% on the first CAD25.0 million, or $18.8 million, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both August 31, 2019 and November 30, 2018, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $141.1 million. The credit agreement is comprised of a JPY7.0 billion, or $65.9 million, term loan and a JPY8.0 billion, or $75.3 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of August 31, 2019 and November 30, 2018, the balances outstanding under the term loan component of these facilities were $65.9 million and $61.7 million, respectively. Balances outstanding under the revolving credit facilities were $32.5 million and $20.3 million as of August 31, 2019 and November 30, 2018, respectively.

One of our subsidiaries in Mexico maintains a United States Dollars denominated $40.0 million revolving credit facility with a financial institution (the “LATAM facility”). The facility matures in February 2020. We guarantee the obligations under this credit facility. The interest rate on this facility ranges from 10.51% to 10.74%.

There were no borrowings outstanding under the LATAM facility as of either August 31, 2019 or November 30, 2018.

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

There were no borrowings outstanding under these credit facilities as of either August 31, 2019 or November 30, 2018.

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of both August 31, 2019 and November 30, 2018, the balance outstanding under the term loan component of the U.S. Credit Agreement was $1.1 billion. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of either August 31, 2019 or November 30, 2018.

In order to fund the Convergys acquisition, the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, we entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023. Until November 30, 2018, we had drawn $1.6 billion of term loans. During the nine months ended August 31, 2019, we borrowed the remaining available amount of $250.0 million under this facility, to settle part of Convergys' outstanding Convertible Debentures. The outstanding principal amount of the term loans is payable in quarterly installments of $22.5 million, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and

(c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of August 31, 2019 and November 30, 2018, the balances outstanding under the U.S. Term Loan Credit Agreement were $1.8 billion and $1.6 billion, respectively.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to 50.0 million, or $37.6 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both August 31, 2019 and November 30, 2018, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of August 31, 2019 commitments for these revolving credit facilities aggregated $27.9 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible accounts receivable. As of August 31, 2019 and November 30, 2018, the balances outstanding under these revolving credit facilities were $4.1 million and $5.0 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2019 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At August 31, 2019 and November 30, 2018, we had a total of $29.5 million and $36.5 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2019, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, and repatriation tax under the TCJA which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt and payments for our operating lease arrangements. As of August 31, 2019, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. For more information on our future minimum rental obligations under non-cancellable lease agreements as of August 31, 2019, see Note 16 to the Consolidated Financial Statements.

Guarantees

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through August 31, 2019 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of August 31, 2019 and November 30, 2018, accounts receivable subject to flooring arrangements was $84.7 million. For more information on our third-party revolving short-term financing arrangements, see Note 9 to the Consolidated Financial Statements.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both August 31, 2019 and November 30, 2018, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of August 31, 2019
(in thousands)
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 366 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 9 thousand shares held by his spouse.

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

We purchased inventories from MiTAC Holdings and its affiliates totaling $42.0 million and $120.1 million during the three and nine months ended August 31, 2019, respectively, and totaling $62.7 million and $164.8 million, respectively, during the three and nine months ended August 31, 2018. Our sales to MiTAC Holdings and its affiliates totaled $0.1 million and $0.5 million during the three and nine months ended August 31, 2019, respectively, and totaled $1.4 million and $2.3 million, respectively, during the three and nine months ended August 31, 2018. In addition, we received reimbursements of rent and overhead costs for facilities used by MiTAC Holdings amounting to $0 during both the three and nine months ended August 31, 2019, and $0 and $71,000 during the three and nine months ended August 31, 2018, respectively.

As of August 31, 2019 and November 30, 2018, our payables to MiTAC Holdings and its affiliates were $17.2 million and $22.9 million, respectively. As of August 31, 2019 and November 30, 2018, our receivables from MiTAC Holdings and its affiliates were $330,000 and $65,000, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk during the nine months ended August 31, 2019 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 6. Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: October 4, 2019

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)