Form 10-K
period 2019-11-30
SYNNEX CORP
filed 2020-01-29
CIK 1177394

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter) was $3,552,385,311. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 24, 2020, there were 51,441,428 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2020 Annual Meeting of Stockholders to be held on March 17, 2020.

Table of Content

SYNNEX CORPORATION

TABLE OF CONTENTS

2019 FORM 10-K

Table of Content

PART I

When used in this Annual Report on Form 10-K (this “Report”), the words “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,’’ “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, our proposed separation of SYNNEX and Concentrix, including the timing and impact thereof, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, our data center and contact center operations, use of technology at contact centers, ability to manage and communicate with international resources, scalability of customer management solutions, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including our acquisition of Convergys, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, our investments in working capital, and personnel and our succession planning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the proposed separation, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions, change in market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Item 1.Business

We are a Fortune 200 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer experience to a broad range of enterprises. We are organized to provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, information technology (“IT”) systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics (“CE”) and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of technology-infused strategic solutions and end-to-end business services focused on customer experience, process optimization, technology innovation, front and back-office automation and business transformation to clients in eight identified industry verticals.

On January 9, 2020, we announced a plan to separate our Concentrix segment into an independent publicly-traded company, in a transaction expected to be completed in the second half of 2020. The separation is intended to qualify as a tax-free transaction for federal income tax purposes for both us and our current stockholders. Immediately following the separation, our stockholders would own shares of both SYNNEX and Concentrix, each at the same percentage ownership that they held of us prior to the transaction. Completion of the separation will not require a stockholder vote but will be subject to customary closing conditions, including final approval of our Board of Directors, the receipt of a favorable opinion with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission.

Table of Content

In our Technology Solutions segment, we distribute more than 40,000 technology products (as measured by active SKUs) from more than 400 IT, CE and original equipment manufacturers (“OEM”), suppliers to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan, Mexico and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications and security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers (“VARs”), corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.

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

In our Concentrix segment, we provide a comprehensive range of strategic services and solutions to enhance our clients’ customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer experience and to improve business outcomes. Our portfolio of services includes end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that include both voice and non-voice media and in more than 70 languages. Our portfolio of solutions and services support our clients and their customers globally. In the fourth quarter of fiscal year 2018, we acquired Convergys Corporation ("Convergys"), which added scale, diversified our revenue base, expanded Concentrix delivery footprint and strengthened Concentrix leadership position as a top global provider of customer experience services.

Our Concentrix segment generates revenue from performing services that are generally tied to our clients’ products and services and how they are received in the marketplace. Any shift in business or size of the market for our clients’ products, any failure of technology or failure of acceptance of our clients’ products in the market may impact our business. The employee turnover rate in this business and the risk of losing experienced employees is high. Higher turnover rates can increase costs and decrease operating efficiencies and productivity.

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific, Europe and Africa. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of November 30, 2019, we had over 240,000 full-time and temporary employees worldwide.

Financial information by segment is provided in our Consolidated Financial Statements included elsewhere in this Report.

Our Products and Suppliers

In our Technology Solutions segment, we distribute a broad line of IT products, including peripherals, IT systems, system components, software, security, UCC and networking equipment from more than 400 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers. Our product offerings also include systems design and full rack integration solutions, build-to-order, and configure-to-order assemblies. Our Technology Solutions segment represented 80%, of our consolidated revenue in fiscal year 2019 and 88% (as adjusted) of our consolidated revenue in fiscal years 2018 and 2017. Fiscal years 2018 and 2017 have been adjusted for new accounting guidance on revenue recognition described elsewhere in this report.

Table of Content

For fiscal years 2019, 2018 and 2017, our product mix by category in the Technology Solutions segment was in the following ranges:

Product Category:
Peripherals	26% - 28%
IT Systems	34% - 38%
System Components and Integration Solutions	9% - 12%
Software	7% - 11%
Networking Equipment	16% - 17%

Our suppliers include leading peripherals, IT systems, system components, software, security, networking equipment, UCC and CE manufacturers. Our primary OEM suppliers are Alphabet Inc. (Google), Asus Tek Computer Inc., Cisco Systems, Inc., HP Inc. (“HP”), Hewlett-Packard Enterprise Company, Intel Corporation, Lenovo Group Ltd, Microsoft Corporation, Panasonic Corporation, and Samsung Semiconductor Inc.

Our largest OEM supplier is HP. Revenue from the sale of products and services provided by HP represented approximately 12%, 13% (as adjusted) and 14% (as adjusted) of our consolidated revenue for fiscal years 2019, 2018 and 2017, respectively. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.

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

In our Concentrix segment, we serve over 650 clients in eight industry verticals: automotive; banking, financial services and insurance; energy and public-sector; healthcare; media and communications; retail and e-commerce; technology and consumer electronics; and travel and transportation. We focus on developing long-term, strategic relationships with large companies in these customer-intensive industry verticals to benefit from the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer experience services.

In fiscal years 2019, 2018 and 2017, one customer accounted for 19%, 17% (as adjusted) and 21% (as adjusted), respectively, of our consolidated revenue. We do not believe that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries taken as a whole.

Table of Content

Our Services and Solutions

We offer a variety of business process services to our customers. These services can be purchased individually or they can be purchased in combination with others in the form of supply chain solutions and aftermarket product support. The two major categories of services and solutions include Technology Solutions and Concentrix:

Technology Solutions. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and quickly fill orders for our reseller and retail customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller and retail customers. In addition, we design and integrate energy efficient and cost-effective data center servers which are built specific to the data center environments and actual workloads of our large-scale data center customers.

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

Cloud Services. We provide cloud-based solutions and services to our reseller customers to enable sales of and migration to technologies in a hosted environment to small and medium businesses. Our proprietary cloud platform offers a complete package of cloud-based solutions on a user-friendly platform and allows our reseller customers and OEM vendors to own the complete customer lifecycle through direct billing, provisioning, management, and support. Our solutions cover all end-user customer needs, including, pure public cloud solutions in productivity and collaboration, IaaS, or Infrastructure as a Service, PaaS, or Platform as a Service, SaaS, or Software as a Service, Security, Mobility, IoT, or Internet of Things, and other hybrid solutions. Our dedicated cloud team comprising developers, sales engineers and solutions specialists, supports our reseller customers in the sales of these solutions.

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

Financing Services. We offer our reseller customers a wide range of financing options, including net terms, third party leasing, floor plan financing and letters-of-credit backed financing and arrangements where we collect payments directly from the end-user. We also lease products to our reseller customers and their end-users and provide device-as-a-service to end-users. The availability and terms of our financing services are subject to our credit policies or those of third-party financing providers to our customers.

Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting resellers, system integrators and retailers including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows, trade groups, database analysis, print on demand services and web-based marketing.

Concentrix. Our Concentrix segment represented 20% of our consolidated revenue in fiscal year 2019 and 12% (as adjusted) in fiscal years 2018 and 2017. We offer a portfolio of technology-infused comprehensive solutions and end-to-end business outsourcing services to approximately 650 clients around the world in eight identified industry verticals.

We operate from over 275 locations in numerous countries throughout the Americas, Asia-Pacific, Europe and Africa. Services are provided from these global locations to clients worldwide in more than 70 languages. Our portfolio of services is sold as integrated solutions to clients which include:

Customer Lifecycle Management. Services provided to our clients’ customers across multiple media such as, intelligent self-service, voice, chat, social, messaging, email and knowledge management, support our client’s entire customer care lifecycle. This includes services such as welcome and activation calls, billing, payments, product and service inquiries, complaint resolution, customer surveys and emergency response. We also provide back office support for these processes which include document management, claims management, fraud prevention, mortgage document verification, rebate management as a few examples. We also provide services that provide feedback to our clients. This is provided through a dedicated team of professionals to deliver data-driven insights to our clients to improve the customer experience through analytics and consulting, and software solutions, such as, Enterprise Feedback Management/Multi-channel, Voice of Customer Software, Integrated Customer Experience Analytics, Post-Contact Surveys, Relational Loyalty Research, Customer Segmentation and Profiling, Call Elimination Analysis, Analysis of Customer Effort, Digital Channel Optimization, and Integrated Contact Center Analytics.

Table of Content

Marketing Solutions. Our services include data-driven customer acquisition and retention marketing solutions across digital, social, mobile and print channels that help our clients manage their marketing through a diverse distribution channel enabling each constituent in the channel to participate in targeting end customers with the right brand experience. We also support our client’s loyalty and incentive programs, event administration, point of purchase and targeted lifecycle messaging to customers through services as described in our Customer Lifecycle Management services.

Third Party Administration of Insurance Policies. We are a licensed Third Party Administrator of certain types of insurance policies that are managed through our proprietary insurance management system as well as other third-party systems. The services are provided primarily in the United States.

Enterprise Mobile Development. We provide mobile application development across multiple industries for both IOS and Android devices that are focused on Enterprise deployments. Services within this group include UX/UI designed/development, optimization of applications and movement of on-premise systems to the cloud.

Automation and Process Optimization. We deliver focused front office solutions with workflows and macro/desktop automation that drive improved staff efficiency and implement cognitive systems/robotic process automation to replace manual touch points. These services use both internal technology assets as well as third party tools.

Technology Assets. We license a number of our technology assets without being bundled with services which enable our clients to be more efficient, drive higher visibility to data and identify valuable customer patterns and insights from enterprise data to design better customer experience strategies. These assets are used within our portfolio of services as well.

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

In our Concentrix segment, we market our services through a sales force organized by industry vertical and geography. The length of our selling cycle varies depending on the type of engagement. Our efforts may begin in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. The sales cycle varies depending on the type of services, as well as the existence of established relationships with the client.

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

Our Operations

In our Technology Solutions segment, we operate approximately 65 distribution and administrative facilities in the United States, Canada, Japan, Mexico, China, and Central and South America. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

Our proprietary IT systems and processes enable us to automate many of our distribution operations. We use radio frequency and bar code scanning technologies in all of our warehouse operations to maintain real-time inventory records, facilitate frequent cycle counts and improve the accuracy of order fulfillment.

Table of Content

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

We operate our principal system design and integration solutions facilities in the United States, and we operate integration facilities in the United Kingdom and China. We generally design and integrate IT systems, data center servers and networking solutions and IT appliances, by incorporating system components purchased directly from vendors or obtained from our distribution inventory. Additionally, we perform other production value-added services, including thermal testing, power-draw efficiency testing, burn-in, quality and logistics support. Some of our design and integration solutions facilities are ISO 9001:2015 and ISO 14001:2015 certified.

In our Concentrix segment, we have global delivery capability which allows us to scale people and other resources from around the world, including foreign language fluency, proximity to clients and time-zone advantages. A critical component of this capability is our over 275 delivery and administrative centers in 40 countries throughout North and South America, Asia-Pacific, Europe and Africa. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to clients worldwide in multiple languages. These services are supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital and mobility competencies by providing improved business intelligence and performance through enabling technologies. Many of our delivery centers are PCI DSS (Payment Card Industry Security Standards Council's Data Security Standards) version 3.2.1 certified. Many of our delivery centers are certified to ISO standards. Twenty-eight of our delivery centers around the world are certified to COPC (Customer Operation Performance Center) OSP standard.

We operate a distributed data processing environment that can integrate service delivery center data servers and databases with thirty-nine data centers and point of presence strategically located across the globe. Our technologically-advanced and secured data centers provide availability 24 hours a day, 365 days a year, with redundant power and communication feeds and emergency power back-up, and are designed to withstand most natural disasters.

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

International Operations

Approximately 34% of our consolidated revenue for fiscal year 2019 was generated by our international operations. Our end market strategy for our Technology Solutions business, while focused on the Americas, is expanding internationally on a selective basis in order to provide our distribution capabilities to OEMs in locations that meet their regional requirements. A key element in our business strategy has been to locate our Concentrix service delivery contact centers in markets that are strategic to our client requirements and cost beneficial. Our Concentrix segment has significant operations in the Philippines and India.

Sales and cost concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the US Dollar, which in turn can impact reported sales.

See Note 12 -- Segment Information to the Consolidated Financial Statements included in Item 8 of this Report for additional financial information related to foreign and domestic operations.

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

Table of Content

Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased.

In addition, the purchasing group utilizes an internally developed, proprietary information systems application that further aids in forecasting future product demand based on several factors, including historical sales levels, expected product life cycle and current and projected economic conditions. We may also rely on our receipt of good-faith, non-binding, customer forecasts. We maintain electronic data interchange, or EDI, connection with our OEM suppliers to send purchase orders, receive purchase order status and receive notification once the product has shipped from our supplier. Our information system also tracks warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation promotes greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders on a more frequent basis. Furthermore, our system tool also allows for automated checks and controls to prevent the generation of inaccurate orders.

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

Competition

We operate in a highly competitive global environment. The IT product industry is characterized by intense competition, based primarily on product availability, credit terms, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and depth of product lines, pre- and post-sale technical support, flexibility and timely response to design changes, technological capabilities and product quality, service and support. We compete with a variety of regional, national and international IT product distributors and manufacturers.

Table of Content

Our major competitors in our Technology Solutions segment include Arrow Electronics, Inc., Ingram Micro, Inc., ScanSource, Inc., and Tech Data Corporation and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. For example, during fiscal year 2017, we acquired the Westcon-Comstor Americas distribution business and Tech Data Corporation acquired the Technology Solutions operating group of Avnet Inc. We have participated in this consolidation and expect to continue to assess opportunities.

As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. Some of our competitors are substantially larger and may have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us. Some may have more developed relationships with their existing customers. We attempt to offset our comparative scale differences by focusing on a limited number of leading OEMs in the Technology Solutions segment, by running a more efficient and low-cost operation, and by offering a high level of value-added and customer services in both the Technology Solutions and Concentrix segments.

In our Concentrix segment, we operate in a highly competitive and rapidly evolving global marketplace. Our competitors are both regional players as well as global companies. Our major competitors include Accenture plc, Conduent Inc., Genpact Limited, Globant S.A., Sykes Enterprises Inc., Teleperformance S.A., TTEC Holdings, Inc., and Transcosmos Inc.

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

Employees

As of November 30, 2019, we had approximately 235,000 full-time employees. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 5,900, on a full-time equivalent basis, as of November 30, 2019. Except for a small number of our employees in certain countries, generally required by local regulations or brought in through acquisitions, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Item 1A. Risk Factors

The following discussion is divided into two sections. The first section, which begins immediately following this paragraph, discusses some of the risks that may affect our business, results of operations and financial condition. The second section, captioned "Risk Factors Related to the Proposed Separation," discusses some of the risks relating to our plan to separate Concentrix into an independent publicly-traded company. You should carefully review both of these sections, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Table of Content

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the enterprise value of our Company and our securities.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	the impact of the business acquisitions and dispositions we make;
•	general economic conditions and level of IT and CE spending and outsourced business services;
•	the loss or consolidation of one or more of our significant OEM suppliers or customers;
•	consolidation of our Concentrix competitors, including insourcing by clients;
•	market acceptance, quality, pricing, availability and useful life of our products and services, as well as the mix of our products and services sold;
•	competitive conditions in our industry;
•	trends towards cloud based infrastructure and “as-a-Service” type product offerings in our Technology Solution segment;
•	pricing, margin and other terms with our OEM suppliers;
•	decline in inventory value as a result of product obsolescence and market acceptance;
•	variations in our levels of excess inventory, vendor reserves and doubtful accounts;
•	fluctuations in rates in the currencies in which we transact;
•	changes in the terms of OEM supplier-inventory protections, such as price protection and return rights; and
•	the expansion of our design and integration solutions sales and operations, globally.

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

In our Concentrix segment, we provide global business services to our clients under contracts with provisions that, if triggered, could impact our profitability. For example, many of our contracts may be terminated with a short amount of notice, and to the extent our clients terminate these contracts, we could experience unexpected fluctuations in our revenue and operating results from period to period. Additionally, some contracts have performance-related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. Whether we receive a bonus or are required to pay a penalty is unpredictable, and may cause additional fluctuations in our financial results. In addition, our clients may not guarantee a minimum volume; however, we hire employees based on anticipated volumes. If we fail to anticipate volumes correctly, our operations and financial results may suffer. The reduction of volume, loss of clients, payment of penalties or inability to terminate any unprofitable contracts could have an adverse impact on our operations and financial results.

Table of Content

In our Technology Solutions segment, we depend on a limited number of OEMs to supply the IT and CE products and services that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services comprised approximately 12%, 13% (as adjusted) and 14% (as adjusted) of our consolidated revenue for fiscal years 2019, 2018 and 2017, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

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

As a result of significant price competition in the IT and CE products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT and CE products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our operating results. A portion of our operating expense is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expense to sufficiently mitigate any further reductions in gross profit or margin in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

Table of Content

supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results could be adversely affected.

Our delivery center activities in our Concentrix business are significantly concentrated in Philippines and India, which may expose us to operational risks.

Operations in our Concentrix segment are based on a global delivery model with client services provided from delivery centers located in several countries with more than half of our workforce located in Philippines and India. Socio-economic situations which are specific to these countries can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these regions experience severe natural calamities or political unrest, our personnel resources may be affected, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. Changes in governments, laws, regulations, minimum wages, and taxation rules may severely impact our ability to do business in these countries, our business practices, our operating costs and our results of operations.

Both our Technology Solutions and Concentrix segments have customer concentration and intense competition which could adversely impact our revenue.

Our business experiences customer concentration from time to time. In 2019, 2018 and 2017, one customer accounted for 19%, 17% (as adjusted) and 21% (as adjusted), respectively, of our revenue. While we do not believe that the loss of any single customer would have a material adverse effect on the Company and its subsidiaries taken as a whole, such loss could result in an adverse impact on certain of our businesses. For example, the systems design and integration solutions business of our Technology Solutions segment has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The systems design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.

In our Concentrix segment, we have experienced client concentration. This client concentration increases the risk of quarterly fluctuations in our operating results, depending on the seasonal pattern of our top clients’ business. In addition, our top clients could make greater demands on us with regard to pricing and contractual terms in general. The loss of, or significant decrease in demand from, any of our top clients could affect our business, results of operations and financial condition of the segment.

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

The customer experience services industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in this market are breadth and depth of process and domain expertise, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price and marketing and sales capabilities. We compete for business with a variety of companies, including in-house operations of existing and potential clients. If our clients place more focus in this area and internalize these operations, this could also cause a significant reduction in the size of the available market for third party service providers like us. Similarly, if competitors offer their services at lower prices to gain market share or provide services that gain greater market acceptance than the services we offer or develop, this could cause a significant decrease in the available market for us. In addition, our success may depend on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Some of these technologies, such as cloud-based services, artificial intelligence and automation, may cause an adverse shift in the way our existing business operations are conducted or decrease the size of the available market.

If we are unable to hire and retain employees with domain expertise for our Concentrix business, our operations will be disrupted, and such disruption may impact our ability to manage our costs, which in turn could impact our profitability.

The success of our operations and the quality of our services are highly dependent on our ability to attract and retain skilled personnel in all of our international delivery centers. The industry is characterized by high employee attrition rates and we face

Table of Content

competition in hiring, retaining and motivating talented and skilled leaders and employees with domain experience. Any increase in our employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity.

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

Our customer experience services business involves us representing our clients in certain critical operations of their business processes such as sales, marketing and customer support. If our clients experience disruptions in these operations or are dissatisfied with the quality of service provided, our client relationships may suffer and we may face possible legal action.

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

We have issued guarantees to certain of our Concentrix clients to guarantee the performance obligations of our subsidiaries. If our subsidiaries are unable to meet their performance obligations under the terms of client contracts, we are obligated under these guarantees to pay damages, which may adversely affect the results of our operations.

If we are unable to successfully manage our delivery centers in the Concentrix business, our results of operations could be adversely affected.

Our Concentrix business, which has extensive international operations, may be adversely impacted if we are unable to manage and communicate with the resources located internationally. Service quality may be placed at risk and our ability to optimize our resources may be compromised if we are unable to manage our resources remotely. Our Concentrix business uses a wide variety of technologies to allow us to manage a large volume of work. These technologies are designed to keep our employees productive. Any failure in technology may have a negative impact on our operations. The success of our services primarily depends on the performance of our employees and resulting client satisfaction. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will directly impact client satisfaction. Any adverse client satisfaction may impact the overall business. If we are unable to successfully manage our delivery centers, our results of operations could be adversely affected.

Changes in foreign currency exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

Approximately 34%, 28% (as adjusted) and 27% (as adjusted) of our revenues in fiscal years 2019, 2018 and 2017, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Westcon-Comstor Latin America revenue is generally denominated in local currencies while cost of revenue is denominated in U.S. dollars. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in our products, the majority of which are purchased by us in U.S. dollars, to be relatively more expensive to procure than products manufactured locally. In our Technology Solutions segment, we currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year.

Table of Content

In our Concentrix segment, our customer experience services are delivered from several delivery centers located around the world, with significant operations in the Philippines and India. As a result, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine Peso and the Indian Rupee against the U.S. Dollar, and inflation in the local economies in which these delivery centers are located, could increase the operating and labor costs in these delivery centers which can result in reduced profitability. Although we enter into hedging contracts in certain currencies to limit our potential foreign currency exposure, a significant decrease in the value of the contractual currency, relative to the currencies where services are provided, could have a material adverse impact on our operating results that are not fully offset by gains realized under our hedging contracts.

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

A substantial portion of our Technology Solutions IT systems operations, including our IT systems support and software development operations, and a portion of our Concentrix services, are located in China. In addition, we also conduct general and administrative activities from our facilities in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

Table of Content

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

We have in the past pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT and CE products and services industries and the customer experience services industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:

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

In the event we are required, or elect, to raise additional funds, including as a result of the separation, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in securitization or credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of securitization or debt financing could significantly increase in the future, including as a result of the separation, making it cost prohibitive to securitize our accounts receivable or borrow, which could force us to issue new equity securities. If we issue new equity securities, existing stockholders may experience dilution,

Table of Content

or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

The terms of our debt arrangements impose significant restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.

As of November 30, 2019, we had $3.0 billion in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

•	incur additional indebtedness;
•	make investments;
•	pay dividends or make certain other restricted payments;
•	repurchase common stock;
•	consummate certain asset sales or acquisitions;
•	enter into certain transactions with affiliates; and
•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios and satisfy certain financial condition tests under certain of our debt facilities. Our inability to meet these ratios and tests, including as a result of the separation, could result in the acceleration of the repayment of the related debt, termination of the applicable facility, an increase in our effective cost of funds or the cross-default of other credit and securitization arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, including as a result of the separation, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot be certain that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some of our credit facilities restrict our ability to dispose assets and use the proceeds from such disposition. As such, we may not be able to consummate those dispositions or use any resulting proceeds and, in addition, such proceeds may not be adequate to meet any debt service obligations then due.

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

Table of Content

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

Table of Content

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

While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. The General Data Protection Regulation (GDPR) in Europe, the Data Privacy Act in Philippines, the California Consumer Privacy Act and other similar laws have resulted, and will continue to result, in increased compliance costs. Our failure to adhere to or successfully implement processes in response to these and other changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

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

Because of the experience of our key personnel in the IT, CE and the customer experience services industries and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

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

Table of Content

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

Table of Content

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

As of November 30, 2019, our executive officers, directors and principal stockholders owned approximately 20% of our outstanding common stock. In particular, MiTAC Holdings Corporation (“MiTAC Holdings”) and its affiliates owned approximately 18% of our common stock. MiTAC Holdings is a publicly-traded company on the Taiwan Stock Exchange. As a result, these stockholders have the potential ability to influence or control matters requiring stockholder approval, including the election of directors and the approval of mergers and acquisitions, or exert influence on actions of our Board of Directors. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

There could be potential conflicts of interest between us and MiTAC Holdings and its affiliates, which could affect our business and operating results.

MiTAC Holdings’ and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. For example, we currently purchase inventories from MiTAC Holdings. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings’ affiliates. For fiscal year 2019, Mr. Miau received the same compensation as our independent directors and during fiscal year 2020 Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2019, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 14.4% of Synnex Technology International and approximately 7.8% of MiTAC Holdings. As of November 30, 2019, MiTAC Holdings directly and indirectly owned 0.8% of Synnex Technology International. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2019. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 7.5% of our outstanding common stock as of November 30, 2019. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

Table of Content

We are subject to intense competition in the Technology Solutions and Concentrix businesses, both in the United States and internationally, and if we fail to compete successfully, we will be unable to gain or retain market share.

We operate in a highly competitive environment, both in the United States and internationally. This competition is based primarily on product and service availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product and service lines, pre-sales and post-sales technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT and CE product and service providers and contract manufacturers and assemblers and providers of customer experience services. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC Holdings and its affiliates.

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

In addition, in our Concentrix business, we also face competition from our clients. For example, some of our clients may have internal capabilities and resources to provide their own customer contact centers. Furthermore, pricing pressures and quality of services could impact our business adversely. Our ability to provide a high quality of service is dependent on our ability to retain and properly train our employees and to continue investing in our infrastructure, including IT and telecommunications systems.

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

Dynamic changes in the IT and CE industries, including the consolidation of OEM suppliers and reductions in the number of authorized distributors used by OEM suppliers, have resulted in new and increased responsibilities for management personnel and have placed, and continue to place, a significant strain upon our management, operating and financial systems and other resources. We may be unable to successfully respond to and manage our business in light of industry developments and trends. As end-users migrate to cloud-based IT infrastructure and software-as-a-service, sales of hardware products may be reduced, thereby negatively impacting our operating results. Also crucial to our success in managing our operations is our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale or to respond to changes in the IT and CE industries could adversely affect our business and operating results.

If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2019, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expense and to devote management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or

Table of Content

independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected, and the market price of our stock could decline.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles in the United States (“GAAP”). These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Risks Relating to the Proposed Separation

Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On January 9, 2020, we announced plans to separate into two independent publicly-traded companies. The separation, which is currently targeted to be completed in the second half of 2020, is subject to certain closing conditions, including final approval of the SYNNEX Board of Directors, the receipt of favorable opinion with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission. Unanticipated developments, including changes in the competitive conditions of SYNNEX’ and Concentrix’ respective markets, possible delays in obtaining tax opinions, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected.

We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees during the pendency of the separation and following its completion, which could harm our businesses.

The separation may not achieve some or all of the anticipated benefits.

We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation, or such benefits may be delayed by a variety of circumstances, which may not be under the control of SYNNEX or Concentrix. As independent publicly-traded companies, SYNNEX and Concentrix will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

The proposed separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

Parties with which we do business may experience uncertainty associated with the separation, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as clients, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the separation.

The separation could result in substantial tax liability.

We intend to obtain an opinion to the effect that, for U.S. federal income tax purposes, the separation will qualify, for both SYNNEX and its stockholders, as a tax-free reorganization within the meaning of Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. The opinion will be based, among other things, on various factual assumptions and

Table of Content

representations we have made. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinion may be affected and the separation could be taxable to SYNNEX and its stockholders. The opinion we will receive will not be binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge.

The separation could negatively impact our access to capital and the terms of our borrowing arrangements, which in turn would have an adverse effect on our business and operating results.

The provisions of our term loans, lines of credit, accounts receivable securitization programs and capital leases (excluding trade payables) may require that we amend the terms of our borrowings due to the separation, and we may not be able to secure terms that are as favorable as those received prior to the separation. Additionally, as a result of the separation and the resulting decreased revenue diversification and decreased earnings we may become unable to satisfy certain financial condition tests or maintain specified financial ratios that are required under our debt facilities, which could result in the acceleration of the repayment of debt (including as a result of cross-defaults under other arrangements), termination of the applicable facility or an increase in our effective cost of funds.  As a result, our ability to operate would be restricted, which would have an adverse effect on our business and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Fremont, California, and are owned by us. We operate distribution, integration, contact center and administrative facilities in different countries.

Our Technology Solutions segment occupies approximately 65 facilities covering approximately 5.8 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 2.1 million square feet of property and lease the remainder.

Our Concentrix segment occupies approximately 275 facilities comprising service and delivery centers and administrative facilities covering approximately 16.6 million square feet. We own approximately 1.3 million square feet and lease the remainder.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About our Executive Officers

The following table sets forth information regarding our executive officers as of November 30, 2019:

Name	Age	Position
Dennis Polk	53	President, Chief Executive Officer and a Director
Michael Urban	55	President, Worldwide Technology Solutions Distribution
Peter Larocque	58	President, North American Technology Solutions
Marshall Witt	54	Chief Financial Officer
Christopher Caldwell	47	Executive Vice President; President, Concentrix Corporation
Simon Leung	54	Senior Vice President; General Counsel and Corporate Secretary

Table of Content

Dennis Polk is our President and Chief Executive Officer and has served in this capacity since March 2018. Mr. Polk is also a Director and has served in this capacity since February 2012. Mr. Polk previously served as our Chief Operating Officer, Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002.

Michael Urban is our President of Worldwide Technology Solutions Distribution and has served in this capacity since February 2019. Prior to joining SYNNEX, Mr. Urban was Corporate Vice President of Strategy, Transformation, and Global Vendor Management of Tech Data Corporation from September 2012 until January 2019. Prior to Tech Data Corporation, Mr. Urban served in progressive leadership roles including Chairman and Chief Executive Officer at Actebis. Mr. Urban received a Bachelor of Science degree in Engineering from Paderborn University in Germany.

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

As of January 24, 2020, our common stock was held by approximately 5,000 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Stock Price Performance Graph

The stock price performance graph below, which assumes a $100 investment on November 30, 2014, compares our cumulative total stockholder return, the NYSE Composite Index, S&P Midcap 400 Index, Computer and Peripheral Equipment index and a peer group of our Concentrix segment for the period beginning November 30, 2014 through November 30, 2019. The Computer and Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The companies selected to form the Concentrix peer group index include Accenture plc, Genpact Limited, Teleperformance S.A., TTEC Holdings Inc., Conduent Inc., Transcosmos Inc., Sykes Enterprises, Inc., and Globant S.A. The closing price per share of our common stock was $122.81 on November 30, 2019. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended
	11/30/2014	11/30/2015	11/30/2016	11/30/2017	11/30/2018	11/30/2019
SYNNEX Corporation	$100.00	$132.92	$166.36	$195.50	$117.53	$181.47
NYSE Composite Index	$100.00	$97.48	$104.39	$124.84	$126.43	$141.33
S&P Midcap 400 Index	$100.00	$102.92	$116.54	$138.13	$138.79	$151.09
Computers and Peripheral Equipment	$100.00	$115.14	$139.68	$162.42	$130.34	$184.42
Concentrix Peer Group	$100.00	$127.93	$143.15	$183.19	$202.56	$255.46

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Table of Content

Dividends

On September 29, 2014, we announced the initiation of a quarterly cash dividend. Since then, dividends have been declared in January, March, June and September and paid at the end of January, April, July and October. Dividends declared per share by fiscal quarter in 2019 and 2018 were as follows:

	Fiscal Years Ended
	2019	2018
First Quarter	$0.375	$0.350
Second Quarter	$0.375	$0.350
Third Quarter	$0.375	$0.350
Fourth Quarter	$0.375	$0.350

On January 9, 2020, we announced a cash dividend of $0.40 per share to stockholders of record as of January 24, 2020, payable on January 31, 2020. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of our credit facilities and the declaration by our Board of Directors in the best interest of our stockholders.

Purchases of Equity Securities

In June 2017, our Board of Directors authorized a three-year $300,000,000 share repurchase program, effective July 1, 2017, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. During the fiscal year ended November 30, 2019, we repurchased shares of our common stock aggregating 159,930 for an aggregate purchase price of $15,184,260. As of November 30, 2019, we had repurchased 839,517 shares of our common stock for a total cost of $81,171,706 since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $218,828,294. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

Item 6. Selected Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and other data presented below for fiscal years 2019, 2018 and 2017 and the consolidated balance sheet data as of November 30, 2019 and 2018 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2016 and 2015 and the Consolidated Balance Sheet data as of November 30, 2017, 2016 and 2015 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 3 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations and the adoption of new accounting guidance, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2019	2018	2017	2016	2015
Statements of Operations Data: (in thousands, except per share amounts)		(As adjusted)(1)	(As adjusted)(1)
Revenue	$23,757,293	$19,767,945	$16,771,128	$14,061,837	$13,338,397
Gross profit	2,897,917	1,926,899	1,549,312	1,282,965	1,191,791
Operating income	813,761	550,236	507,337	379,596	354,552
Net income	500,712	299,981	300,240	235,005	208,607
Earnings per share attributable to SYNNEX Corporation:
Basic:	$9.79	$7.21	$7.52	$5.91	$5.28
Diluted:	$9.74	$7.17	$7.48	$5.88	$5.24
Cash dividends declared per share	$1.50	$1.40	$1.05	$0.85	$0.58

Table of Content

	As of November 30,
	2019	2018	2017		2016	2015
Balance Sheet Data: (in thousands)		(As adjusted)(1)	(As adjusted)	(1)
Cash and cash equivalents	$225,529	$454,694	$550,688		$380,717	$336,072
Working capital	2,845,870	2,209,190	1,703,249		1,518,498	1,731,624
Total assets	11,697,960	11,543,498	7,756,343		5,215,281	4,444,147
Borrowings, current	298,969	833,216	805,471		362,889	92,093
Long-term borrowings	2,718,267	2,622,782	1,136,089		601,095	638,798
Total equity	3,788,450	3,435,054	2,287,297		1,975,798	1,799,897

________________________________

(1)

We adopted Accounting Standards Update No. 2014-19, “Revenue from Contracts with Customers (Topic 606),” during fiscal year 2019 on a full retrospective basis. The amounts for fiscal years 2018 and 2017 have been adjusted to reflect the adoption of this new revenue standard. See Note 2 to the Consolidated Financial Statements for further details.

	Fiscal Years Ended November 30,
	2019	2018	2017	2016	2015
Other Data: (in thousands)
Depreciation and amortization	$372,108	$225,287	$159,886	$121,293	$103,510

Table of Content

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of SYNNEX and the significant factors that influenced our performance during the past two fiscal years, the following discussion and analysis of our financial condition and results of operations should be read in conjunction with the description of the business appearing in Item 1 of this Report, Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes and Schedules included elsewhere in this Report. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part I-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, filed with the Securities and Exchange Commission on January 28, 2019, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2018 to fiscal year 2017.

On December 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 applying the full retrospective method. Amounts for fiscal years ended November 30, 2018 and 2017 have been adjusted in this Report to reflect the adoption of ASC Topic 606, which did not have a material impact on our consolidated financial statements. Refer to Note 2 to the consolidated financial statements under Item 8 of this Report for further information on the impact of ASC Topic 606 on our financial results, our financial condition and cash flows from operations. Amounts in certain tables appearing in this Report may not add or compute due to rounding.

When used in this Annual Report on Form 10-K, or this Report, the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, the proposed separation of SYNNEX and Concentrix, including as to the effect on our results of operations going forward, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, retention and turnover, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, our revenue, our gross margins, our operating costs and results, the value of our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding ,market acceptance of our customers’ products, concentration of customers, our international operations, foreign currency exchange rates and expected trends related thereto, expansion and scaling of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, including our acquisition of Convergys and the impact of the acquisition on our business, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, adequacy of our capital resources to meet our capital needs, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, our belief regarding the impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, our share repurchase and dividend program, our securitization programs and revolving credit lines, our succession planning, our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Announcement of a plan to separate our Concentrix segment into a separate publicly-traded company

On January 9, 2020, we announced a plan to separate our Concentrix segment into an independent publicly-traded company, in a transaction expected to be completed in the second half of 2020. The separation is intended to qualify as a tax-free transaction for federal income tax purposes for both us and our current stockholders. Immediately following the separation, our stockholders will own shares of both SYNNEX and Concentrix, each at the same percentage ownership that they held of us prior to the transaction. Completion of the separation will not require a stockholder vote but will be subject to customary closing conditions, including final approval of our Board of Directors, the receipt of a favorable opinion with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission.

Revenue and Cost of Revenue

We derive our Technology Solutions revenue primarily through the distribution of peripherals, IT systems, system components, software, networking, communications and security equipment and CE and complementary products, and the delivery of servers and networking solutions for our design and integration solutions customers’ data centers. In our Concentrix segment, we provide high value business outsourcing services and solutions to improve customer experience of our clients. Our Concentrix customer contracts typically consist of a master services agreement or statement of work, which contains the terms and conditions of each program or service we offer. Our agreements can range from less than one year to over five years and are subject to early termination by our customers or us for any reason, typically with 30 to 90 days’ notice.

In fiscal years 2019 and 2018, approximately 34% and 28% of our consolidated revenue, respectively, was generated from our international operations. As a result, our revenue growth has been impacted by fluctuations in foreign currency exchange rates. Upon

Table of Content

completion of the planned separation of our Concentrix segment, we expect this trend to reverse, with a greater proportion of our revenue generated in the United States.

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

Economic and Industry Trends

Our Technology Solutions revenue is highly dependent on the end-market demand for IT and CE products. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, seasonality and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE distribution industry and increased price-based competition. Business in our system design and solutions is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our Technology Solutions business includes operations in the United States, Canada, Japan and Latin America, so we are affected by demand for our products in those regions and the strengthening or weakening of local currencies relative to the U.S. Dollar.

The customer experience services industry in which our Concentrix segment operates is competitive. Customers’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. Our Concentrix business is largely concentrated in the United States, the United Kingdom, the Philippines, India, Canada, China and Japan. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. Dollar.

During the three-year period ended November 30, 2019, the economic environment was generally stable.

Critical Accounting Policies and Estimates

The discussions and analysis of our consolidated financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Table of Content

We believe the following critical accounting policies involve the more significant judgments, estimates and/or assumptions used in the preparation of our Consolidated Financial Statements.

Revenue Recognition.

On December 1, 2018, we adopted ASC Topic 606 applying the full retrospective method. See Note 2 to the Consolidated Financial Statements for information regarding the impact of adopting this new revenue standard.

We generate revenue primarily from (i) the sale of various IT products through our Technology Solutions business unit and (ii) the provision of business outsourcing services focused on customer experience through our Concentrix business unit.

Revenue from our Technology Solutions segment is categorized as products revenue in our Consolidated Statements of Operations. Revenue from our Concentrix segment is categorized as services revenue in the Consolidated Statements of Operations.

We recognize revenue from the sale of IT hardware and software as control is transferred to customers, which is at the time when the product is shipped or delivered. Products sold by us are delivered via shipment from our facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to our terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. In situations where arrangements include customer acceptance provisions, revenue is recognized when we can objectively verify the products comply with specifications underlying acceptance and the customer has control of the goods. Revenue is presented net of taxes collected from customers and remitted to government authorities. We generally invoice a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component.

Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. A liability is recorded at the time of sale for estimated product returns based upon historical experience and an asset is recognized for the amount expected to be recorded in inventory upon product return. These provisions are reviewed and adjusted periodically. Revenue is reduced for early payment discounts and volume incentive rebates offered to customers, which are considered variable consideration, at the time of sale based on an evaluation of the contract terms and historical experience.

We recognize revenue on a net basis on certain contracts, where our performance obligation is to arrange for the products or services to be provided by another party or the rendering of logistics services for the delivery of inventory for which we do not assume the risks and rewards of ownership, by recognizing the margins earned in revenue with no associated cost of revenue. Such arrangements, which are not material to our consolidated revenue or our “Products” or “Services” revenue, include supplier service contracts, post-contract software support services and extended warranty contracts.

We consider shipping and handling activities as costs to fulfill the sale of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold.

For the Concentrix segment, we recognize revenue from services contracts over time as the promised services are delivered to clients for an amount that reflects the consideration to which we are entitled in exchange for those services. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is presented net of taxes collected from customers and remitted to government authorities. We generally invoice a customer after performance of services, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. We determine whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). We record deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. Billings related to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. We apply a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds with the benefit to the client of the services transferred to date relative to the remaining services promised. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Client contract terms can range from less than one year to more than five years.

Certain client contracts include incentive payments from the client upon achieving certain agreed-upon service levels and performance metrics or service level agreements that could result in credits or refunds to the client. Revenue relating to such

Table of Content

arrangements is accounted for as variable consideration when the likely amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Business Combinations. We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and noncontrolling interests in the acquiree is recorded as goodwill and may involve engaging independent third-parties to perform an appraisal. When determining the fair values of assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, and discount rates. Fair value estimates are based on the assumptions we believe a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

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

Acquisition during fiscal year 2018

On October 5, 2018, we acquired 100% of Convergys Corporation, ("Convergys”), a customer experience outsourcing company for a purchase price of $2.3 billion. This acquisition is related to our Concentrix segment and added scale, diversified our revenue base, expanded our service delivery footprint, and strengthened our leadership position as a top global provider of services to improve customer experience.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Fiscal Years Ended November 30,
Statements of Operations Data:	2019	2018
Products revenue	80.27%	87.63%
Services revenue	19.73	12.37
Total revenue	100.00	100.00
Cost of products revenue	(75.40)	(82.59)
Cost of services revenue	(12.40)	(7.66)
Gross profit	12.20	9.75
Selling, general and administrative expenses	(8.77)	(6.96)
Operating income	3.43	2.78
Interest expense and finance charges, net	(0.70)	(0.43)
Other income (expense), net	0.13	(0.05)
Income before income taxes	2.86	2.31
Provision for income taxes	(0.74)	(0.79)
Net income	2.11%	1.52%

With the announcement of a plan to separate the Concentrix segment into a separate publicly-traded company in a transaction expected to be completed in the second half of 2020, our services revenue and cost of services revenue which represent revenue and cost of revenue of our Concentrix segment are expected to be discontinued following the separation. Further, selling, general and administrative expenses, interest expense and finance charges, net, other income (expense), net and provision for income-taxes are expected to decrease by amounts related to the Concentrix segment or impacted by the proposed separation, with related reductions in gross profit, operating income and net income. Additionally, our gross margin and operating margin are expected to decrease due to the discontinuance of the higher margins earned in the Concentrix segment.

In addition, in the second half of 2020, we expect a decrease in our products revenue of approximately $1.2 billion due to a customer moving to a consignment model where we will provide integration services on an agency basis.

Table of Content

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue of fiscal year 2019 in the billing currency using their comparable prior year’s currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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
•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition-related and integration expenses, (ii) restructuring costs, (iii) amortization of intangible assets, (iv) a gain upon the settlement of contingent consideration related to the acquisition of Westcon-Comstor Americas in fiscal year 2017, and (v) a gain recorded upon realization of a contingent asset related to the Westcon-Comstor Americas acquisition, and the per share amount of the net impact of the adjustments related to the Tax Cuts and Jobs Act of 2017.

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

Table of Content

Non-GAAP Financial Information:

	Fiscal Years Ended November 30,
	2019	2018
	(in thousands, except per share amounts)
Consolidated
Revenue	$23,757,293	$19,767,945
Foreign currency translation	143,530
Revenue in constant currency	$23,900,823	$19,767,945

Operating income	$813,761	$550,236
Acquisition-related and integration expenses	71,454	45,132
Amortization of intangibles	210,481	124,332
Non-GAAP operating income	$1,095,696	$719,700
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	157,277	100,955
Adjusted EBITDA	$1,252,973	$820,655

Operating margin	3.43%	2.78%
Non-GAAP operating margin	4.61%	3.64%

Diluted EPS	$9.74	$7.17
Acquisition-related and integration expenses	1.39	1.02
Amortization of intangibles	4.09	2.97
Contingent consideration	(0.37)	—
Acquisition-related contingent gain	(0.22)	—
Income taxes related to the above (1)	(1.38)	(1.08)
U.S. tax reform adjustment	—	0.79
Non-GAAP diluted EPS	$13.26	$10.87

Technology Solutions
Revenue	$19,069,970	$17,323,163
Foreign currency translation	89,786
Revenue in constant currency	$19,159,756	$17,323,163

Operating income	$519,429	$405,475
Acquisition-related and integration expenses	981	7,642
Amortization of intangibles	43,875	50,007
Non-GAAP operating income	$564,285	$463,124
Depreciation	22,454	20,681
Adjusted EBITDA	$586,739	$483,805

Operating margin	2.72%	2.34%
Non-GAAP operating margin	2.96%	2.67%

Concentrix
Revenue	$4,707,912	$2,463,151
Foreign currency translation	53,744
Revenue in constant currency	$4,761,656	$2,463,151

Operating income	$294,332	$144,761
Acquisition-related and integration expenses	70,473	37,490
Amortization of intangibles	166,606	74,325
Non-GAAP operating income	$531,411	$256,576
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	134,823	80,274
Adjusted EBITDA	$666,234	$336,850

Operating margin	6.25%	5.88%
Non-GAAP operating margin	11.29%	10.42%

Table of Content

(1)

The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective year-to date tax rate during the respective fiscal years. The effective tax rate for fiscal year 2018 excludes the impact of the transition tax on accumulated overseas profits and the re-measurement of deferred tax assets and liabilities to the new U.S. tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017.

Fiscal Years Ended November 30, 2019 and 2018

Revenue

	Fiscal Years Ended November 30,		Percent Change
	2019	2018	2019 to 2018
	(in thousands)
Revenue	$23,757,293	$19,767,945	20.2%
Technology Solutions revenue	19,069,970	17,323,163	10.1%
Concentrix revenue	4,707,912	2,463,151	91.1%
Inter-segment elimination	(20,589)	(18,369)

Our revenue includes sales of products and services. In our Technology Solutions segment, we distribute a comprehensive range of products for the technology industry and design and integrate data center equipment. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements. The revenue generated by our Concentrix segment relates to business outsourcing services focused on customer experience, process optimization and back office automation. Inter-segment elimination represents services generated between our reportable segments that are eliminated on consolidation. Substantially all of the inter-segment revenue represents services provided by the Concentrix segment to the Technology Solutions segment.

Revenue in our Technology Solutions segment increased in fiscal year 2019 compared to fiscal year 2018 primarily due to broad-based strength in system components, IT systems, networking equipment and peripherals, primarily in the United States, which was partially offset by a decrease driven by revenue that is subject to net revenue presentation, primarily consisting of software, cloud and security products. By product category, our sales of system components, networking equipment, IT systems and peripherals, in fiscal year 2019, increased by 32%, 14%, 9% and 3%, respectively, while sales of software decreased by 1%. On a constant currency basis, revenue in our Technology Solutions segment increased by 10.6% during fiscal year 2019, compared to fiscal year 2018.

Concentrix segment revenue increased in fiscal year 2019, compared to fiscal year 2018, primarily due to the impact of the acquisition of Convergys in October 2018, which was partially offset by the translation effect of foreign currencies.

Gross Profit

	Fiscal Years Ended November 30,		Percent Change
	2019	2018	2019 to 2018
	(in thousands)
Gross profit	$2,897,917	$1,926,899	50.4%
Gross margin	12.20%	9.75%
Technology Solutions gross profit	$1,157,258	$996,580	16.1%
Technology Solutions gross margin	6.07%	5.75%
Concentrix gross profit	$1,748,448	$937,552	86.5%
Concentrix gross margin	37.14%	38.06%
Inter-segment elimination	(7,789)	(7,233)

Our Technology Solutions gross margin is affected by a variety of factors, including competition, selling prices, mix of products and services, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses, acquisition of business units and fluctuations in revenue. Concentrix margins, which are higher than those in our Technology Solutions segment, can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.

In fiscal year 2019, our gross profit increased due to increases in both the Technology Solutions and Concentrix segments, compared to fiscal year 2018. The increase in our gross margin over the prior fiscal year is due to an increase in the Technology Solutions gross margin and an increase in the proportion of gross profit generated in the Concentrix segment, primarily due to the acquisition of Convergys.

Technology Solutions gross profit and margin increased in fiscal year 2019, as compared to the prior year, primarily due to product mix, including higher yielding project and integration-based transactions, and broad-based growth across our product portfolio, primarily in the United States. This increase was partially offset by net unfavorable foreign currency translation. The

Table of Content

increase in gross margin during the fiscal year ended November 30, 2019 was also attributable to an increase in our revenue generated from sales of products and services where revenue is reported on a net basis by recognizing the margins earned in revenue with no associated cost of revenue.

Concentrix gross profit increased in fiscal year 2019, as compared to the prior fiscal year, primarily due to the full year impact of the acquisition of Convergys in October 2018 and client mix. This increase was partially offset by net unfavorable foreign currency translation. Concentrix gross margin during the year ended November 30, 2019 decreased compared to the prior year, primarily due to client mix.

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2019	2018	2019 to 2018
	(in thousands)
Selling, general and administrative expenses	$2,084,156	$1,376,664	51.4%
Percentage of revenue	8.77%	6.96%
Technology Solutions selling, general and administrative expenses	$637,829	$591,106	7.9%
Percentage of Technology Solutions revenue	3.34%	3.41%
Concentrix selling, general and administrative expenses	$1,454,116	$792,791	83.4%
Percentage of Concentrix revenue	30.89%	32.19%
Inter-segment elimination	$(7,789)	$(7,233)

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

Selling, general and administrative expenses increased, in both absolute dollars and as a percentage of revenue, in fiscal year 2019, compared to the prior fiscal year, primarily due to the full year impact of the Convergys acquisition.

Selling, general and administrative expenses in our Technology Solutions segment increased in fiscal year 2019, compared to fiscal year 2018, primarily due to an increase in investments in our associates to support growth and incremental bad debt provision for specific customers, partially offset by a decrease in amortization of intangible assets and acquisition-related and integration expenses. Scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of segment revenue in the current year, compared to the prior year period.

Concentrix selling, general and administrative expenses increased in fiscal year 2019, compared to the prior year, primarily due to the full year impact of the acquisition of Convergys, an increase in the amortization of intangible assets by $92.5 million and an increase in acquisition-related and integration expenses of $33.0 million. These increases were partially offset by the impact of net favorable foreign currency translation. Scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of segment revenue in the current year, compared to the prior year period.

Operating Income

	Fiscal Years Ended November 30,		Percent Change
	2019	2018	2019 to 2018
	(in thousands)
Operating income	$813,761	$550,236	47.9%
Operating margin	3.43%	2.78%
Technology Solutions operating income	$519,429	$405,475	28.1%
Technology Solutions operating margin	2.72%	2.34%
Concentrix operating income	$294,332	$144,761	103.3%
Concentrix operating margin	6.25%	5.88%

Operating income and margin in our Technology Solutions segment increased during fiscal year 2019, compared to the prior year, due to broad-based growth, higher operating income from our systems design and integration solutions business and a decrease in the amortization of intangible assets and acquisition-related and integration expenses.

Table of Content

Operating income and margin in our Concentrix segment increased during fiscal year 2019, compared to the prior year, due to the Convergys acquisition and integration synergies. These increases were partially offset by higher acquisition-related and integration expenses and the amortization of intangible assets, as compared to the prior fiscal year.

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2019	2018	2019 to 2018
	(in thousands)
Interest expense and finance charges, net	$166,421	$84,675	96.5%
Percentage of revenue	0.70%	0.43%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

The increase in our interest expense and finance charges, net, compared to the prior year, was due to higher interest expense as a result of the full year interest impact of borrowings in the prior year to fund the Convergys acquisitions and to support growth in our Technology Solutions segment. Our interest expense was also unfavorably impacted by higher borrowing rates during the first half of fiscal year 2019. This increase was partially offset by a reduction in outstanding borrowings and declining borrowing rates in the second half of fiscal year 2019. $2.0 billion of our outstanding borrowings of $3.0 billion at November 30, 2019 have been economically converted to fixed-rate debt through interest rate swaps.

Other Income (Expense), Net

	Fiscal Years Ended November 30,		Percent Change
	2019	2018	2019 to 2018
	(in thousands)
Other income (expense), net	$30,363	$(8,984)	438%
Percentage of revenue	0.13%	(0.05)%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, other than cash flow hedges, investment gains and losses, non-service component of pension costs, debt extinguishment gains and losses and other non-operating gains and losses, such as changes in the fair value of convertible debt conversion spread, settlements received from class actions lawsuits and realization of contingent assets.

During the year ended November 30, 2019, net other income (expense) increased from net other (expense) of $9.0 million in the prior year to a net other income of $30.4 million, primarily due to a gain of $19.0 million upon the settlement of contingent consideration related to our acquisition of Westcon-Comstor Americas in fiscal year 2017, a gain of $11.1 million recorded upon realization of contingent sales-tax assets related to the Westcon-Comstor Americas acquisition, and net foreign currency exchange gains of $9.3 million in the current year compared to net foreign currency exchange losses of $ 19.2 million, mainly in our Latin American businesses, in the prior year. The losses and expenses in the prior year were partially offset by gains of $10.0 million related to changes in the fair value of the conversion spread of convertible debentures assumed in connection with the acquisition of Convergys and extinguishment gains on settlement of certain of those debentures.

Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2019	2018	2019 to 2018
	(in thousands)
Provision for income taxes	$176,991	$156,596	13.0%
Percentage of income before income taxes	26.05%	34.30%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

Our income tax expense increased during fiscal year ended November 30, 2019, as compared to the prior year, due to the increase in our income before taxes. The effective tax rate for year ended November 30, 2019 decreased, compared to the prior year, primarily due to the impact of the reduction in federal income tax rates due to Tax Cuts and Jobs Act of 2017 (“TCJA”), the mix of income earned in different tax jurisdictions, and the favorable impact of the non-taxable gain upon the settlement of contingent consideration related to the acquisition of Westcon-Comstor Americas in fiscal year 2017. Additionally, the effective tax rate decreased

Table of Content

in fiscal year 2019, compared to the prior year, due to the discrete impact of a net tax charge of $33.1 million related to the TCJA in the prior year period. This charge included $59.8 million of transition tax expense for mandatory repatriation, partially offset by $26.7 million of tax benefit from the remeasurement of our net deferred tax balance to the new U.S. tax rate enacted under the TCJA.

See Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further details.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		November 30, 2019	November 30, 2018
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue (products and services)	(a)	$6,581,293	$5,544,046
Accounts receivable, including receivable from related parties	(b)	3,926,709	3,640,496
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	54	60

Days inventory outstanding ("DIO")
Cost of revenue (products and services)	(d)	$5,786,754	$4,889,937
Inventories	(e)	2,547,224	2,392,559
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	40	45

Days payable outstanding ("DPO")
Cost of revenue (products and services)	(g)	$5,786,754	$4,889,937
Accounts payable, including payable to related parties	(h)	3,149,443	3,048,102
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	50	57

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	44	48

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s direct cost outstanding in accounts payable. Our CCC was 44 days and 48 days at the end of fiscal years 2019 and 2018, respectively. The decrease in fiscal year 2019, compared to fiscal year 2018, was primarily due to the impact of the acquisition of Convergys on October 5, 2018, which was included in our revenue and cost of revenue from the date of its acquisition, as well as our continued focus to optimize working capital efficiency by efficient collections of accounts receivable and managing inventory levels. Our DPO was also impacted by the timing of payments of accounts payable.

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

Net cash provided by operating activities was $549.9 million during fiscal year 2019, primarily due to net income of $500.7 million, adjustments for non-cash items of $410.6 million, an increase in accounts payable of $98.4 million, and a net change in other operating assets and liabilities of $46.5 million. These cash inflows were partially offset by an increase in accounts receivable and

Table of Content

receivables from vendors of $353.1 million and an increase in inventories of $153.1 million. The increase in accounts receivable, including receivables from vendors, inventories and accounts payable was driven by growth in our Technology Solutions segment. The adjustments for non-cash items consist primarily of amortization and depreciation, provision for doubtful accounts, stock-based compensation expense, a gain recorded upon the settlement of contingent consideration related to our Westcon-Comstor Americas acquisition in fiscal year 2017 and a deferred tax benefit. Excluding the impact of intercompany transactions, $93.1 million of our cash provided by operating activities was generated in our Technology Solutions segment and $456.8 million was generated by our Concentrix segment.

Net cash provided by operating activities was $100.7 million in fiscal year 2018, primarily generated from our net income of $300.0 million, adjustments for non-cash items of $204.7 million, an increase in accounts payable of $382.0 million and the net change in other assets and liabilities of $95.5 million, partially offset by an increase in accounts receivable and receivable from vendors of $515.0 million, and an increase in inventories of $366.4 million. The increase in accounts payable and inventories was primarily due to growth in our distribution business especially in the United States. The increase in accounts receivable was due to the growth in our Technology Solutions business. The adjustments for non-cash items primarily consist of $225.3 million of depreciation and amortization expense, stock-based compensation expense of $22.7 million. These non-cash expenses were partially offset by a deferred tax benefit of $47.1 million, including $26.7 million related to the remeasurement of deferred tax assets and liabilities to the new U.S. tax rate due to the enactment of the TCJA, and gains of $10.0 million related to changes in the fair value of the conversion spread of convertible debentures assumed in connection with the acquisition of Convergys and extinguishment gains on settlement of certain of those debentures.

Net cash used in investing activities in fiscal year 2019 was $146.8 million, primarily due to capital expenditures of $137.4 million, principally related to infrastructure investments to support the anticipated growth in our Concentrix segment and from $9.4 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition.

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

Net cash used in financing activities in fiscal year 2019 was $631.7 million, primarily due to net repayments of $521.4 million under our borrowing arrangements. Cash generated from our operations was used to pay down revolving lines of credit. During fiscal year 2019, we drew the last tranche of $250.0 million under a term loan facility obtained in fiscal year 2018 for the Convergys acquisition, which was used for the settlement of the remaining amount of convertible debentures assumed as part of this acquisition, and the remainder used for working capital purposes. We also returned cash to stockholders through $76.6 million of dividend payments and $15.2 million of repurchases of our common stock. $14.0 million in cash was used to pay contingent consideration related to our Westcon-Comstor Americas acquisition.

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

We believe our current cash balances and credit availability are sufficient to support the operating activities for at least the next twelve months on a combined basis or as an operating entity after the separation of our Concentrix segment into an independent publicly-traded company.

Capital Resources

Our cash and cash equivalents totaled $225.5 million and $454.7 million as of November 30, 2019 and 2018, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $219.7 million and $301.1 million as of November 30, 2019 and 2018, respectively. Our cash and cash equivalents held by foreign subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements, including the impact of the planned separation of our Concentrix segment.

Table of Content

We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations and our existing sources of liquidity, will be sufficient to satisfy our current and planned working capital and investment needs, including the impact of the planned separation of our Concentrix segment, for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Historically, we have renewed our accounts receivable securitization program and our U.S. credit facility agreement described below on, or prior to, their respective expiration dates. We have no reason to believe that these and other arrangements will not be renewed or replaced as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.

On-Balance Sheet Arrangements

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, which expires in May 2020, our subsidiary, which is the borrower under this facility, can borrow up to a maximum of $850.0 million based upon eligible trade accounts receivable. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150.0 million. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR shall not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum, is payable on the adjusted commitment of the lenders.

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of November 30, 2019 and 2018, $108.0 million and $615.0 million, respectively, was outstanding under the U.S. AR Arrangement.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $75.3 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2020. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $37.6 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables, to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $45.2 million, and when the unused portion exceeds CAD60.0 million, or $45.2 million, a fee of 0.40% on the first CAD25.0 million, or $18.8 million, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both November 30, 2019 and 2018, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $137.0 million. The credit agreement is comprised of a JPY7.0 billion, or $63.9 million, term loan and a JPY8.0 billion, or $73.1 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of November 30, 2019 and 2018, the balances outstanding under the term loan component of these facilities were $63.9 million and $61.7 million, respectively. Balances outstanding under the revolving credit facilities were $5.9 million and $20.3 million as of November 30, 2019 and 2018, respectively.

One of our subsidiaries in Mexico maintains a United States Dollars denominated $40.0 million revolving credit facility with a financial institution (the “LATAM facility”) that matures in February 2020. We guarantee the obligations under this credit facility. The interest rate on this facility ranges from 10.12% to 10.85%. There were no borrowings outstanding under the LATAM facility as of either November 30, 2019 or 2018.

The Indian subsidiaries of our Concentrix segment have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. We guarantee the obligations under these credit facilities. These credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either November 30, 2019 or 2018.

Table of Content

In the United States, we have a senior secured credit agreement (as amended, the U.S. Credit Agreement) with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of November 30, 2019 and 2018, the balance outstanding under the term loan component of the U.S. Credit Agreement was $1.1 billion. As of November 30, 2019, the balance outstanding under the revolving line of credit component of the U.S. Credit Agreement was $25.8 million. As of November 30, 2018, there was no outstanding balance under the revolving line of credit component.

In order to fund the Convergys acquisition, the related refinancing or settlement of Convergys debt and payment of related fees and expenses, we entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1.80 billion. The U.S. Term Loan Credit Agreement matures in October 2023. Until November 30, 2018, we had drawn $1.55 billion of term loans. During the fiscal year ended November 30, 2019, we borrowed the remaining available amount of $0.25 billion under this facility, to settle part of Convergys outstanding convertible debentures. The outstanding principal amount of the term loans is payable in quarterly installments of $22.5 million, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of November 30, 2019 and 2018, the balance outstanding under the U.S. Term Loan Credit Agreement was $1.73 billion and $1.55 billion, respectively.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $37.6 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both November 30, 2019 and 2018, there were no borrowings outstanding under this credit facility.

We also maintain other local currency denominated lines of credit and accounts receivable factoring arrangements with financial institutions at certain locations outside the United States aggregating commitments of $27.4 million at November 30, 2019. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible accounts receivable. As of November 30, 2019 and 2018, the balances outstanding under these revolving credit facilities were $6.0 million and $5.0 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2019 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At November 30, 2019 and 2018, we had a total of $35.3 million and $36.5 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Table of Content

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2019, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans and repatriation tax under the TCJA, which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt and payments for our operating lease arrangements and guarantees. The following table summarizes our contractual obligations at November 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$3,025,688	$298,969	$1,264,220	$1,462,499	$—
Interest on debt	360,706	113,671	198,827	48,208	—
Repatriation tax under the TCJA	73,493	6,391	12,781	34,350	19,971
Non-cancellable operating leases	755,226	213,649	307,389	162,837	71,351
Total	$4,215,113	$632,680	$1,783,217	$1,707,894	$91,322

Principal debt payments assumes the repayment of our revolving lines of credit within a year. Interest on debt, in the table above, includes estimated interest on our term loans and revolving credit facilities at rates of interest applicable at the end of our fiscal year.

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through November 30, 2019 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of November 30, 2019 and 2018, accounts receivable subject to flooring arrangements were $69.6 million and $84.7 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 9 -- Accounts Receivable Arrangements to the Consolidated Financial Statements included in Part II, Item 8 of this Report.

As of November 30, 2019, we have established a reserve of $71.4 million for unrecognized tax benefits.

As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both November 30, 2019 and 2018, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings’ and a director or officer of MiTAC Holdings’ affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of November 30, 2019
(shares in thousands)
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 188 thousand shares held directly by Mr.  Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 187 shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest

Table of Content

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

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $173.4 million and $217.4 million during fiscal years 2019 and 2018, respectively. Our sales to MiTAC Holdings and its affiliates during fiscal years 2019 and 2018 totaled $0.8 million and $2.4 million, respectively. In addition, we made payments of $41 thousand to MiTAC Holdings and its affiliates for reimbursement of rent and overhead costs for facilities used by us during fiscal year ended November 30, 2019. During fiscal year ended November 30, 2018, we received reimbursement of rent and overhead costs for MiTAC Holdings and its affiliates amounting to $0.1 million.

Our business relationship with MiTAC Holdings and its affiliates has been informal and is generally not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. We negotiate pricing and other material terms on a case-by-case basis with MiTAC Holdings. We have adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by our Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Philippine Peso, Indian Rupee, Euro, Canadian Dollar, British Pound, Chinese Yuan, Brazilian Real, and Colombian Peso. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values of our outstanding foreign currency derivative instruments as of November 30, 2019 and 2018, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2019	$231,880	$156,971	$89,117	$27,256	$(29,477)	$(81,785)	$(129,773)
Forward contracts at November 30, 2018	$118,793	$81,103	$47,381	$17,031	$(10,428)	$(35,391)	$(58,184)

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

All other foreign exchange contracts have typical maturities of twelve months or less and are executed to protect us against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the respective entities. These contracts are marked-to-market and any material gains and

Table of Content

losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our outstanding debt obligations which have floated relative to major interest rate benchmarks in the United States, Canada and Japan. We are most sensitive to fluctuations in U.S. interest rates, changes in which affects the costs associated with hedging and interest paid on our debt.

To manage interest rate risk on the U.S. dollar-denominated floating-rate debt, we have entered into interest rate swaps with aggregate notional amounts of $2.0 billion as of both November 30, 2019 and 2018, which effectively converted a portion of the floating rate debt to a fixed interest rate. Substantially, all of our interest rate swaps are accounted as cash flow hedges. A 15% variation in our interest rates would not have a material impact on the fair value of our swaps.

The following tables present hypothetical interest expense related to our outstanding borrowings with variable interest rates (after considering the impact of the above mentioned swaps) for the years ended November 30, 2019 and 2018, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$145,869	$149,180	$152,490	$155,801	$159,111	$162,422	$165,732
SYNNEX Canada	686	690	695	699	703	708	712
SYNNEX Japan	1,125	1,130	1,135	1,141	1,146	1,152	1,157
Total for the year ended November 30, 2019	$147,680	$151,000	$154,320	$157,641	$160,960	$164,282	$167,601

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$66,762	$68,105	$69,448	$70,791	$72,133	$73,476	$74,819
SYNNEX Canada	964	975	986	996	1,008	1,019	1,030
SYNNEX Japan	809	811	813	815	817	819	821
Total for the year ended November 30, 2018	$68,535	$69,891	$71,247	$72,602	$73,958	$75,314	$76,670

Equity Price Risk

The equity price risk associated with our marketable equity securities as of November 30, 2019 and 2018 is not material in relation to our consolidated financial position, results of operations or cash flows. Marketable equity securities include shares of common stock and are recorded at fair market value based on quoted market prices. Gains and losses on marketable equity securities are included in earnings.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2019, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 45 of this Report.

Table of Content

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SYNNEX Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of SYNNEX Corporation and its subsidiaries (the Company) as of November 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2019, and the related notes and financial statement Schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Table of Content

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Sufficiency of Audit Evidence Over Revenue

As discussed in Note 12 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $23.8 billion of revenue in 2019. We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. The geographical dispersion of distribution and administrative facilities, and employees providing revenue generating services, required especially subjective auditor judgment in determining the nature and extent of procedures to perform and in the performance of procedures over revenue. Our audit team consisted of auditors located in numerous countries around the world. This required especially challenging auditor judgment and coordination in determining the level of supervision and review to provide to each audit team, and in evaluating the individual countries audit results on the consolidated financial statements. Further, the Company recognizes revenue on a net basis on certain contracts, where the Company does not control the specified good or service before that good or service is transferred to a customer. In addition, the Company recognizes revenue upon delivery to the customer for certain arrangements with acceptance provisions due to the determination of when transfer of control occurs. This required especially challenging auditor judgment in determining the nature and extent of procedures to perform and performance of procedures to test whether revenue for products are recognized on either a gross or net basis as well as the timing of revenue recognition based on when transfer of control occurs when acceptance provisions are present.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue processes, including controls related to the determination of revenue on a gross or net basis, recognition and consolidation of global revenue amounts, and global monitoring of revenue. We assessed the recorded revenues by testing a sample of revenue transactions during the year and subsequent to year-end. This was done by comparing the amounts recognized by the Company, including determination of gross versus net presentation and timing of revenue recognized, to relevant underlying documentation such as contracts and shipping documents or other third-party evidence. We investigated revenue entries that were made by the Company during the year, at the end of the year, and subsequent to the financial statement close process. After completion of these procedures, we evaluated the overall sufficiency of the audit evidence over revenues.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Santa Clara, California

January 29, 2020

Table of Content

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

	November 30, 2019	November 30, 2018
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$225,529	$454,694
Accounts receivable, net	3,926,709	3,640,496
Receivables from vendors, net	368,505	351,744
Inventories	2,547,224	2,392,559
Other current assets	385,024	323,323
Total current assets	7,452,992	7,162,817
Property and equipment, net	569,899	571,326
Goodwill	2,254,402	2,203,316
Intangible assets, net	1,162,212	1,377,305
Deferred tax assets	97,539	76,508
Other assets	160,917	152,227
Total assets	$11,697,960	$11,543,498

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$298,969	$833,216
Accounts payable	3,149,443	3,048,102
Accrued compensation and benefits	402,771	358,352
Other accrued liabilities	723,716	672,635
Income taxes payable	32,223	41,322
Total current liabilities	4,607,122	4,953,627
Long-term borrowings	2,718,267	2,622,782
Other long-term liabilities	361,911	325,119
Deferred tax liabilities	222,210	206,916
Total liabilities	7,909,510	8,108,444
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 53,154 and 52,861 shares issued as of November 30, 2019 and 2018, respectively	53	53
Additional paid-in capital	1,545,421	1,512,201
Treasury stock, 2,399 and 2,167 shares as of November 30, 2019 and 2018, respectively	(172,627)	(149,533)
Accumulated other comprehensive income (loss)	(209,077)	(126,288)
Retained earnings	2,624,680	2,198,621
Total stockholders’ equity	3,788,450	3,435,054
Total liabilities and equity	$11,697,960	$11,543,498

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2019	2018	2017
		(As adjusted)	(As adjusted)
Revenue:
Products	$19,069,966	$17,323,078	$14,796,299
Services	4,687,327	2,444,867	1,974,829
Total revenue	23,757,293	19,767,945	16,771,128
Cost of revenue:
Products	(17,912,711)	(16,326,576)	(13,989,150)
Services	(2,946,664)	(1,514,470)	(1,232,666)
Gross profit	2,897,917	1,926,899	1,549,312
Selling, general and administrative expenses	(2,084,156)	(1,376,664)	(1,041,975)
Operating income	813,761	550,236	507,337
Interest expense and finance charges, net	(166,421)	(84,675)	(45,357)
Other income (expense), net	30,363	(8,984)	1,123
Income before income taxes	677,703	456,577	463,103
Provision for income taxes	(176,991)	(156,596)	(162,863)
Net income	$500,712	$299,981	$300,240
Earnings per common share:
Basic	$9.79	$7.21	$7.52
Diluted	$9.74	$7.17	$7.48
Weighted-average common shares outstanding:
Basic	50,669	41,215	39,556
Diluted	50,936	41,451	39,758

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

	Fiscal Years Ended November 30,
	2019	2018	2017
		(As adjusted)	(As adjusted)
Net income	$500,712	$299,981	$300,240
Other comprehensive income (loss):
Change in unrealized losses of defined benefit plans, net of taxes of $5,909, $0 and $0 for fiscal year ended November 30, 2019, 2018 and 2017, respectively.	(27,312)	(2,989)	(2,202)
Reclassification of net (gains) losses to net income, net of tax of $0 for fiscal years ended November 30, 2019, 2018 and 2017.	1,791	2,039	739
Total change in unrealized losses of defined benefit plans, net of taxes	(25,521)	(950)	(1,463)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $15,083, $(6,532) and $(2,198) for fiscal years ended November 30, 2019, 2018 and 2017, respectively.	(52,714)	19,638	3,759
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $3,792, $1,150 and $(677) for fiscal years ended November 30, 2019, 2018 and 2017, respectively.	(11,138)	(3,104)	1,085
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(63,852)	16,534	4,844
Foreign currency translation adjustments, net of taxes of $1,767, $274 and $(983) for fiscal years ended November 30, 2019, 2018 and 2017, respectively	8,539	(79,953)	27,816
Other comprehensive income (loss)	(80,834)	(64,369)	31,197
Comprehensive income	$419,878	$235,612	$331,437

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency and share amounts in thousands)

	SYNNEX Corporation Stockholders
	Common stock		Additional paid-in	Treasury Stock		Accumulated other comprehensive	Retained	Noncontrolling
	Shares	Amount	capital	Shares	Amount	income (loss)	earnings	interest	Total equity
							(As adjusted)		(As adjusted)
Balances, November 30, 2016	40,816	$41	$440,713	1,339	$(67,262)	$(93,116)	$1,695,400	$22	$1,975,798
Cumulative effect of change in accounting principles	—	—	—	—	—	—	4,536	—	4,536
Share-based compensation	—	—	17,368	—	—	—	—	—	17,368
Tax benefits from equity awards	—	—	5,546	—	—	—	—	—	5,546
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	276	—	4,236	80	(9,871)	—	—	—	(5,635)
Cash dividends declared	—	—	—	—	—	—	(41,815)	—	(41,815)
Changes in ownership of noncontrolling interests	—	—	85	—	—	—	—	(22)	63
Other comprehensive income (loss)	—	—	—	—	—	31,197	—	—	31,197
Net income	—	—	—	—	—	—	300,240	—	300,240
Balances, November 30, 2017	41,092	41	467,948	1,419	(77,133)	(61,919)	1,958,361	—	2,287,298
Share-based compensation	—	—	22,678	—	—	—	—	—	22,678
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	258	—	4,924	68	(6,413)	—	—	—	(1,489)
Repurchases of common stock	—	—	—	680	(65,987)	—	—	—	(65,987)
Cash dividends declared	—	—	—	—	—	—	(59,720)	—	(59,720)
Common stock issued for the acquisition of Convergys, net of stock issuance costs	11,511	12	1,016,652	—	—	—	—	—	1,016,664
Other comprehensive income (loss)	—	—	—	—	—	(64,369)	—	—	(64,369)
Net income	—	—	—	—	—	—	299,981	—	299,981
Balances, November 30, 2018	52,861	53	1,512,201	2,167	(149,533)	(126,288)	2,198,621	—	3,435,054
Share-based compensation	—	—	27,959	—	—	—	—	—	27,959
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	293	—	5,367	72	(7,911)	—	—	—	(2,544)
Repurchases of common stock	—	—	—	160	(15,184)	—	—	—	(15,184)
Cash dividends declared	—	—	—	—	—	—	(76,607)	—	(76,607)
Other comprehensive income (loss)	—	—	—	—	—	(80,834)	—	—	(80,834)
Cumulative effect of changes in accounting principles	—	—	—	—	—	(1,955)	1,955	—	—
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	—	—	(107)	—	—	—	—	—	(107)
Net income	—	—	—	—	—	—	500,712	—	500,712
Balances, November 30, 2019	53,154	$53	$1,545,421	2,399	$(172,627)	$(209,077)	$2,624,680	—	$3,788,450

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

	Fiscal Years Ended November 30,
	2019	2018	2017
		(As adjusted)	(As adjusted)
Cash flows from operating activities:
Net income	$500,712	$299,981	$300,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,108	225,287	159,886
Share-based compensation	27,959	22,678	17,368
Provision for doubtful accounts	34,911	7,246	8,268
Excess tax benefit from share-based compensation	—	—	(5,546)
Deferred income taxes	(18,189)	(47,072)	(25,916)
Contingent consideration	(19,034)	—	—
Unrealized foreign exchange (gains) losses	1,521	8,867	(3,542)
Convertible debt conversion option fair value and extinguishment (gains) losses	1,559	(9,996)	—
Other	9,719	(2,310)	4,861
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(326,681)	(451,188)	(376,371)
Receivables from vendors, net	(26,389)	(63,831)	(83,477)
Inventories	(153,134)	(366,392)	(261,423)
Accounts payable	98,392	381,970	341,962
Other operating assets and liabilities	46,465	95,466	100,454
Net cash provided by operating activities	549,919	100,706	176,764
Cash flows from investing activities:
Purchases of investments	—	(66)	(12,942)
Proceeds from maturity of held-to-maturity investments	—	5,680	10,625
Proceeds from sale of trading investments	—	12,893	—
Purchases of property and equipment	(137,423)	(125,305)	(97,546)
Acquisition of businesses, net of cash acquired and refunds	(9,427)	(1,069,946)	(526,658)
Purchase of non-marketable equity security investments	—	—	(30,000)
Other	13	(2,848)	2,264
Net cash used in investing activities	(146,837)	(1,179,592)	(654,257)
Cash flows from financing activities:
Proceeds from borrowings, net of debt discount and issuance costs ($22, $9,187 and $4,400 in fiscal years ended November 30, 2019, 2018 and 2017, respectively)	7,503,576	10,060,449	9,061,771
Repayments of borrowings	(8,024,961)	(8,930,165)	(8,382,379)
Dividends paid	(76,607)	(59,720)	(41,815)
Excess tax benefit from share-based compensation	—	—	5,546
Increase (decrease) in book overdraft	(1,908)	(1,028)	1,166
Repurchases of common stock	(15,184)	(65,987)	—
Proceeds from issuance of common stock	5,367	4,924	4,236
Repurchases of common stock for tax withholdings on equity awards	(7,911)	(6,413)	(9,871)
Settlement of contingent consideration	(13,966)	—	—
Other	(107)	(914)	—
Net cash provided by (used in) financing activities	(631,701)	1,001,146	638,654
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,265)	(16,969)	8,414
Net increase (decrease) in cash, cash equivalents and restricted cash	(230,884)	(94,709)	169,575
Cash, cash equivalents and restricted cash at beginning of year	462,033	556,742	387,167
Cash, cash equivalents and restricted cash at end of year	$231,149	$462,033	$556,742
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$156,261	$88,645	$36,783
Income taxes paid	$236,493	$144,705	$136,805
Supplemental disclosure of non-cash investing activities:
Fair value of common stock issued for acquisition of business	$—	$1,017,329	$—
Accrued costs for property and equipment purchases	$10,117	$4,186	$2,239

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

The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes a broad range of information technology (“IT”) systems and products and also provides systems design and integration solutions. The Concentrix segment offers a portfolio of technology-infused strategic solutions and end-to-end global business outsourcing services focused on customer experience, process optimization, technology innovation, front and back-office automation and business transformation to clients in eight industry verticals.

On January 9, 2020, subsequent to year-end, the Company announced a plan to separate the Concentrix segment into an independent publicly-traded company. Refer Note 17 for further details.

Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from the estimates.

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, majority-owned subsidiaries in which no substantive participating rights are held by minority stockholders and variable interest entities if the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.

The Consolidated Financial Statements include 100% of the assets and liabilities of majority-owned subsidiaries. Investments in 20% through 50% owned affiliated companies are accounted under the equity method where the Company exercises significant influence over operating and financial affairs of the investee and is not the primary beneficiary. Investments in less than 20% owned companies, where the Company does not have significant influence, are recorded at cost or fair value based on whether the equity securities have readily determinable fair values.

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

The Technology Solutions segment distributes peripherals, IT systems, including data center servers, system components, software, networking, communications and security equipment, consumer electronics (“CE”) and complementary products to a variety of customers, including value-added resellers, system integrators and retailers. The segment also designs and integrates data center equipment built specific to the customers' data center environment.

The Concentrix segment offers a range of technology-infused global business outsourcing services focused on customer experience, process optimization and front and back-office automation to clients in eight industry verticals. The portfolio of services offered comprises end-to-end process outsourcing services that are delivered through omni-channels including both voice and non-voice.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is an estimate to cover the losses resulting from uncertainty regarding collections from customers or original equipment manufacturer (“OEM”) vendors to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the accounts receivable, credit evaluations of customers’ financial condition and existence of credit insurance. The Company also evaluates the collectability of accounts receivable based on specific customer or OEM vendor circumstances, current economic trends, historical experience with collections and any value and adequacy of collateral received from customers.

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

Business Combinations

The purchase price is allocated to the assets acquired, liabilities assumed, and noncontrolling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and noncontrolling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired entity and the Company and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. The Company includes the results of operations of the acquired business in the Consolidated Financial Statements prospectively from the date of acquisition. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include, direct third-party professional and legal fees, and integration-related costs.

Table of Content

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

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2019, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from OEM vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through November 30, 2019, such losses have been within management’s expectations.

In fiscal years 2019, 2018 and 2017, one customer accounted for 19%, 17% (as adjusted) and 21% (as adjusted), respectively of the Company’s consolidated revenue. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12%, 13% (as adjusted) and 14% (as adjusted) of the consolidated revenue for fiscal years 2019, 2018 and 2017, respectively.

Table of Content

As of November 30, 2019 and 2018, one customer comprised 19% and 11% (as adjusted), respectively, of the total accounts receivable balance.

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

Revenue recognition

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) on December 1, 2018 on a full retrospective basis to ensure a consistent basis of presentation within the Company’s consolidated financial statements for all periods reported.

The Company generates revenue primarily from (i) the sale of various IT products through its Technology Solutions business unit and (ii) the provision of business outsourcing services focused on customer experience through its Concentrix business unit.

Products revenue represents revenue from the Company’s Technology Solutions segment and services revenue represents revenue from the Company’s Concentrix segment.

Technology Solutions

The Company recognizes revenues from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to the Company's terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. Products sold by the Company are delivered via shipment from the Company’s facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. In situations where arrangements include customer acceptance provisions, revenue is recognized when the Company can objectively verify the products comply with specifications underlying acceptance and the customer has control of the goods. Revenue is presented net of taxes collected from customers and remitted to government authorities. The Company generally invoices a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component.

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

Table of Content

The Company considers shipping and handling activities as costs to fulfill the sale of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold.

Concentrix

The Company recognizes revenue from services contracts over time as the promised services are delivered to clients for an amount that reflects the consideration to which the Company is entitled in exchange for those services. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is presented net of taxes collected from customers and remitted to government authorities. The Company generally invoices a customer after performance of services or in accordance with specific contractual provisions. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. The Company determines whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company records deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. Billings related to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds with the benefit to the client of the services transferred to date relative to the remaining services promised. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Client contract terms can range from less than one year to more than five years. The Company generally invoices a customer after performance of services, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component.

Certain client contracts include incentive payments from the customer upon achieving certain agreed-upon service levels and performance metrics or service level agreements that could result in credits or refunds to the client. Revenue relating to such arrangements is accounted for as variable consideration when the likely amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material. Disaggregated revenue disclosure are presented in Note 12.

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

Table of Content

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

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net

Table of Content

income, foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries, unrealized gains and losses on the Company’s available-for-sale debt securities, unrealized gains and losses on cash flow hedges and the changes in unrecognized pension and post-retirement benefits.

Share-based compensation

The Company accounts for stock-based payment transactions in which the Company receives services in exchange for equity instruments of the Company. Stock-based compensation cost for stock options, restricted stock awards and units, performance restricted stock units and employee stock purchase plans is determined based on the fair value at the measurement date. The Company recognizes stock-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its performance-based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. Effective fiscal year 2018, the Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur. Prior to fiscal year 2018, the Company estimated forfeitures and only recorded compensation costs for those awards that were expected to vest.

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

Earnings per common share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating securities. Basic earnings per common share is computed by dividing net income attributable to the Company’s common stockholders by the weighted-average of common shares outstanding during the period. Diluted earnings per common share also considers the dilutive effect of in-the-money stock options and restricted stock units, calculated using the treasury stock method.

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

Recently adopted accounting pronouncements

In June 2018, the Financial Accounting Standard Board (the “FASB”) issued new guidance which simplifies the accounting for share-based compensation issued to non-employees by making the guidance substantially the same as the accounting for employee share-based compensation. The Company adopted the guidance during its first quarter of fiscal year 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which are measured at fair value through earnings. The Company adopted the guidance as of December 1, 2018, by means of a cumulative-effect adjustment to the balance sheet, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. This resulted in a reclassification of net unrealized gains of $1,955 from accumulated other

Table of Content

comprehensive income (loss) to retained earnings. The Company has elected to use the measurement alternative for non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of this guidance increases the volatility of other income (expense), net, as a result of the remeasurement of equity securities; however, the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers with amendments in 2015 and 2016, codified as Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted the guidance effective December 1, 2018 on a full retrospective basis to ensure a consistent basis of presentation within the Company’s consolidated financial statements for all periods reported, which resulted in an adjustment to retained earnings of $4,536 at the beginning of fiscal year 2017. In addition, the Company elected the one year practical expedient for contract costs.

The primary impact of adoption in the Technology Solutions segment relates to the application of gross versus net criteria in recording revenue. In addition, the Company is recognizing revenue earlier on certain arrangements with acceptance provisions due to the determination of when transfer of control occurs. The Company also reclassified certain amounts on the consolidated balance sheet related to sales returns and allowances, from a reduction of accounts receivable to other accrued liabilities, as these amounts represent refund liabilities to customers. Similarly, the Company reclassified certain amounts for the Company's right to recover assets from customers related to sales returns, from inventories to other current assets. The Company also presented receivables from customers separately from other receivables. The impact of adoption is not material to the Concentrix segment and relates primarily to the capitalization of certain sales commissions that are assessed to be incremental for obtaining new contracts. Such costs are amortized over the period of expected benefit rather than being expensed as incurred as was the Company’s prior practice. Prior periods were not adjusted, as the amounts were not material to the Company’s consolidated financial statements.

The effects of adoption on the Company’s Consolidated Balance Sheet as of November 30, 2018, the Company’s Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for fiscal years 2018 and 2017 were as follows:

	As of November 30, 2018
Consolidated Balance Sheet Caption	As reported	Adjustments for ASC Topic 606	As adjusted
Assets
Accounts receivable, net(1)	$3,855,431	$(215,000)	$3,640,431
Receivables from vendors, net	—	351,744	351,744
Inventories	2,518,319	(125,760)	2,392,559
Other current assets(1)	261,536	52,080	313,616
Liabilities and Stockholders' Equity
Other accrued liabilities	$613,449	$59,186	$672,635
Deferred tax liabilities	206,024	892	206,916
Retained earnings	2,195,635	2,986	2,198,621

(1)	Amounts “As adjusted” may not agree to the Consolidated Balance Sheet due to other reclassifications to conform to current period presentation.

Table of Content

	Year Ended November 30, 2018			Year Ended November 30, 2017
Consolidated Statements of Operations	As reported	Adjustments for ASC Topic 606	As adjusted	As reported	Adjustments for ASC Topic 606	As adjusted
Revenue:
Products	$17,608,897	$(285,819)	$17,323,078	$15,070,871	$(274,572)	$14,796,299
Services	2,444,867	—	2,444,867	1,974,829	—	1,974,829
Total revenue	20,053,764	(285,819)	19,767,945	17,045,700	(274,572)	16,771,128
Cost of revenue:
Products	(16,611,595)	285,019	(16,326,576)	(14,262,094)	272,944	(13,989,150)
Services	(1,514,470)	—	(1,514,470)	(1,232,666)	—	(1,232,666)
Gross profit	1,927,699	(800)	1,926,899	1,550,940	(1,628)	1,549,312
Selling, general and administrative expenses	(1,376,664)	—	(1,376,664)	(1,041,975)	—	(1,041,975)
Operating income	551,036	(800)	550,236	508,965	(1,628)	507,337
Interest expense and finance charges, net	(84,675)	—	(84,675)	(45,357)	—	(45,357)
Other income (expense), net	(8,984)	—	(8,984)	1,123	—	1,123
Income before income taxes	457,377	(800)	456,577	464,731	(1,628)	463,103
Provision for income taxes	(156,779)	183	(156,596)	(163,558)	695	(162,863)
Net income	$300,598	$(617)	$299,981	$301,173	$(933)	$300,240
Earnings per common share:
Basic	$7.23	$(0.02)	$7.21	$7.54	$(0.02)	$7.52
Diluted	$7.19	$(0.02)	$7.17	$7.51	$(0.03)	$7.48

	Year Ended November 30, 2018
Consolidated Statement of Cash Flows Caption	As reported	Adjustments for ASC Topic 606	As adjusted
Cash flows from operating activities:
Net income	$300,598	$(617)	$299,981
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(46,888)	(184)	(47,072)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivables, net	(512,984)	61,796	(451,188)
Receivables from vendors, net	—	(63,831)	(63,831)
Inventories	(367,899)	1,507	(366,392)
Other operating assets and liabilities	94,138	1,329	95,466
Net cash provided by operating activities	100,706	—	100,706

	Year Ended November 30, 2017
Consolidated Statement of Cash Flows Caption	As reported	Adjustments for ASC Topic 606	As adjusted
Cash flows from operating activities:
Net income	$301,173	$(933)	$300,240
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(25,221)	(695)	(25,916)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivables, net	(478,273)	101,902	(376,371)
Receivables from vendors, net	—	(83,477)	(83,477)
Inventories	(243,332)	(18,091)	(261,423)
Other operating assets and liabilities	99,160	1,294	100,454
Net cash provided by operating activities	176,764	—	176,764

Recently issued accounting pronouncements

In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Certain amendments

Table of Content

should be applied prospectively, while other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.

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

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases. The most significant impact to the Company’s Consolidated Financial Statements relates to the recognition by a lessee of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern. This accounting standard, applicable to the Company at the beginning of its first quarter of fiscal year 2020, will be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adoption of this standard and expects that most of its operating lease commitments will be subject to the new standard and be recognized as operating lease liabilities and right-of-use assets upon adoption. The adoption will materially increase total assets and total liabilities relative to such amounts prior to adoption.

NOTE 3—ACQUISITIONS:

Fiscal 2018 acquisition

On October 5, 2018, the Company acquired 100% of Convergys Corporation ("Convergys"), a customer experience outsourcing company, for a purchase price of $2,269,527, pursuant to a merger agreement dated June 28, 2018. The acquisition is related to the Company's Concentrix segment and added scale, diversified the revenue base, expanded the Company's service delivery footprint and strengthened the Company’s leadership position as a top global provider of services to improve customer experience.

The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill, and was attributed to the assembled workforce and the expected revenue and cost synergies due to the diversified revenue base and comprehensive service portfolio delivery capabilities resulting from the acquisition. During fiscal year 2019, the Company recorded measurement period adjustments of $32,698 to goodwill. These adjustments comprised of an increase of $49,771 in tax liabilities and an increase of $17,073 to the fair value of other acquired net tangible assets, resulting in net tangible liabilities of $51,600, goodwill of $1,394,127, and intangible assets of $927,000, primarily consisting of customer relationships. Goodwill is not deductible for tax purposes.

Acquisition-related and integration expenses related to the Convergys acquisition were $70,473 and $37,490 during the years ended November 30, 2019 and 2018. Substantially all acquisition-related expenses were recorded in “Selling, general and administrative expenses” and comprised of legal and professional services, severance and lease termination payments, accelerated depreciation, bridge financing commitment fees and other costs incurred to complete the acquisition and retention payments to integrate this business.

Table of Content

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

Under the 2013 Stock Incentive Plan, qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock. Qualified employees and outside directors and consultants are eligible for the grant of non-qualified stock options, stock appreciation rights, restricted stock grants and restricted stock units. The outstanding stock options and restricted stock awards generally vest over a five-year period and the stock options have a contractual term of ten years. Certain restricted stock awards and units granted to employees vest over a four year period with 67% of the award scheduled to vest on the third anniversary and remaining 33% scheduled to vest on the fourth anniversary. Stock options granted to qualified non-employee directors vest as to one third of the stock underlying the stock options on the first anniversary date of the grant and the remaining vest monthly over a two-year period starting one month after the first anniversary of the date of grant. Restricted stock granted to qualified non-employee directors vests one fourth on a quarterly basis over a one-year period. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the Company’s common stockholders. Certain restricted stock units could vest subject to the achievement of individual, divisional or company-wide performance goals. The majority of the performance-based restricted stock units vest at the end of three-year requisite service periods, subject to the achievement of company-wide financial performance goals approved by the Compensation Committee.

Unless terminated sooner, the 2013 Stock Incentive Plan will terminate on March 19, 2023.

2003 Stock Incentive Plan

The Company’s 2003 Stock Incentive Plan terminated in March 2013. The number of authorized shares under the 2003 Stock Incentive Plan was 14,120 shares of common stock. The equity awards outstanding under this plan as of November 30, 2019 continue to be governed by their existing terms. The outstanding stock options granted to qualified employees vested over a five-year period and have a contractual term of ten years. Stock options granted to qualified non-employee directors vested over three years. The exercise price of incentive stock option grants was equal to 100% of the fair market value of those shares on the date of the grant.

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

Share-based compensation expense related to the 2014 ESPP was immaterial during fiscal years 2019, 2018 and 2017.

Share Repurchase Programs

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During fiscal year November 30, 2019, the Company repurchased 160 shares for a total cost of $15,184. As of November 30, 2019, the Company repurchased shares aggregating 840 at a total cost of $81,172. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

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

Table of Content

Dividends

The Company declared cumulative cash dividends of $1.50, $1.40 and $1.05 per share during the years ended November 30, 2019, 2018 and 2017, respectively. On January 9, 2020, the Company announced a cash dividend of $0.40 per share to stockholders of record as of January 24, 2020, payable on January 31, 2020. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 5—SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for fiscal years 2019, 2018 and 2017 as follows:

	Fiscal Years Ended November 30,
	2019	2018	2017
Total share-based compensation	$28,162	$22,767	$17,523
Tax benefit recorded in the provision for income taxes	(6,990)	(6,156)	(6,167)
Effect on net income	$21,172	$16,611	$11,356

Substantially all of the share-based compensation expense was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

Valuation Assumptions

The Company estimates the fair value of share-based payment awards on the measurement date and recognizes as expense over the requisite service period in the Company’s consolidated financial statements.

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

Through fiscal year 2017, the Company estimated forfeitures and only recorded compensation costs for those awards that were expected to vest. The assumptions for forfeitures were determined based on the type of award and historical experience. Forfeiture assumptions were adjusted at the point in time a significant change was identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures. From fiscal year 2018, the Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.

The following assumptions were used in the Black-Scholes valuation model in fiscal years 2019, 2018 and 2017:

	Fiscal Years Ended November 30,
	2019	2018	2017
Stock option plan:
Expected life (years)	6.0 - 6.1	6.0	5.9
Risk free interest rate	1.59% - 2.62%	3.09%	2.11%
Expected volatility	32.33% - 33.69%	30.85%	29.41%
Dividend yield	1.36% - 1.54%	1.84%	0.93%

A summary of the activities under the Company’s stock incentive plan is set forth below:

Table of Content

		Options Outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balances, November 30, 2018	889	780	$75.62
Restricted stock awards granted	(320)	—	—
Restricted stock units granted	(231)	—	—
Restricted stock cancelled/forfeited	61	—	—
Options granted	(137)	137	$108.78
Options exercised	—	(51)	$37.66
Balances, November 30, 2019	262	866	$83.10

Employee Stock Options

The weighted-average grant-date fair values of the stock options granted during fiscal years 2019, 2018 and 2017 were $32.76, $22.96, and $36.92, respectively. As of November 30, 2019, 866 options were outstanding with a weighted-average life of 6.66 years, a weighted-average exercise price of $83.10 per option and an aggregate pre-tax intrinsic value of $34,890. As of November 30, 2019, 476 options were vested and exercisable with a weighted-average life of 4.98 years, a weighted-average exercise price of $69.49 per share and an aggregate pre-tax intrinsic value of $25,624.

The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2019, 2018 and 2017 were as follows:

	Fiscal Years Ended November 30,
	2019	2018	2017
Intrinsic value of options exercised	$3,782	$2,465	$3,856
Cash received from exercise of options	$1,908	$1,561	$1,400

The Company settles employee stock option exercises with newly issued common shares.

As of November 30, 2019, the unamortized share-based compensation expense related to unvested stock options under the 2013 Stock Incentive Plan was $10,990 which will be recognized over an estimated weighted-average amortization period of 3.67 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the changes in the Company’s non-vested restricted stock awards and stock units during fiscal year 2019 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2018	764	$99.28
Awards granted	320	109.55
Units granted(1)	231	96.80
Awards and units vested	(202)	87.28
Awards and units cancelled/forfeited(2)	(61)	94.13
Non-vested as of November 30, 2019	1,051	$103.51

(1)	For performance-based restricted stock units, the maximum number of shares that can be awarded upon full vesting of the grants is included.
(2)	For performance-based restricted stock units, the difference between maximum awards and the actual number of shares issued upon full vesting is included.

As of November 30, 2019, there was $86,120 of total unamortized share-based compensation expense related to non-vested restricted stock awards and stock units granted under the 2013 Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.63 years.

Table of Content

NOTE 6—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of November 30,
	2019	2018
Cash and cash equivalents	$225,529	$454,694
Restricted cash included in other current assets	5,620	7,126
Restricted cash included in other assets	—	213
Cash, cash equivalents and restricted cash	$231,149	$462,033

Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, the issuance of bank guarantees and a government grant.

Accounts receivable, net:	As of November 30,
	2019	2018
		(As adjusted)
Accounts receivable	$3,956,629	$3,648,973
Less: Allowance for doubtful accounts	(29,920)	(8,477)
Accounts receivable, net	$3,926,709	$3,640,496

Receivables from vendors, net:	As of November 30,
	2019	2018
		(As adjusted)
Receivables from vendors	$373,986	$357,932
Less: Allowance for doubtful accounts	(5,481)	(6,188)
Receivables from vendors, net	$368,505	$351,744

Allowance for doubtful trade receivables:

Balance at November 30, 2016	$11,591
Additions	7,606
Write-offs and reclassifications	(2,627)
Balance at November 30, 2017	16,570
Additions	3,055
Write-offs and reclassifications	(11,148)
Balance at November 30, 2018	8,477
Additions	31,236
Write-offs and reclassifications	(9,793)
Balance at November 30, 2019	$29,920

Allowance for receivables from vendors:

Balance at November 30, 2016	$1,973
Additions	662
Write-offs and reclassifications	(12)
Balance at November 30, 2017	2,623
Additions	4,191
Write-offs and reclassifications	(626)
Balance at November 30, 2018	6,188
Additions	3,675
Write-offs and reclassifications	(4,382)
Balance at November 30, 2019	$5,481

Table of Content

Property and equipment, net:	As of November 30,
	2019	2018
Land	$47,494	$31,102
Equipment, computers and software	503,240	423,467
Furniture and fixtures	111,408	104,474
Buildings, building improvements and leasehold improvements	428,180	368,107
Construction-in-progress	12,379	29,021
Total property and equipment, gross	$1,102,702	956,170
Less: Accumulated depreciation	(532,803)	(384,844)
Property and equipment, net	$569,899	$571,326

Depreciation expense for fiscal years 2019, 2018 and 2017, was $161,627, $100,955 and $80,705, respectively.

Goodwill:	Fiscal Year Ended November 30, 2019			Fiscal Year Ended November 30, 2018
	Technology Solutions	Concentrix	Total	Technology Solutions	Concentrix	Total
Balance, beginning of year	$427,775	$1,775,541	$2,203,316	$437,225	$435,416	$872,641
Additions/adjustments from acquisitions	—	34,797	34,797	(960)	1,360,795	1,359,835
Foreign exchange translation	(2,699)	18,989	16,290	(8,490)	(20,671)	(29,160)
Balance, end of year	$425,076	$1,829,326	$2,254,402	$427,775	$1,775,541	$2,203,316

Intangible assets, net:	As of November 30, 2019			As of November 30, 2018
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,546,349	$(522,083)	$1,024,266	$1,552,322	$(333,266)	$1,219,056
Vendor lists	178,444	(66,954)	111,490	179,019	(53,318)	125,701
Technology	14,720	(8,998)	5,721	14,767	(7,064)	7,704
Other intangible assets	35,267	(14,532)	20,735	35,559	(10,715)	24,844
	$1,774,780	$(612,567)	$1,162,212	$1,781,667	$(404,363)	$1,377,305

Amortization expense for fiscal years 2019, 2018 and 2017, was $210,481, $124,332 and $79,181, respectively.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2020	$188,570
2021	173,532
2022	150,213
2023	131,762
2024	109,475
Thereafter	408,661
Total	$1,162,212

Table of Content

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, beginning of year	$(3,263)	$16,920	$(139,945)	$(126,288)
Opening balance adjustment for the adoption of new accounting guidance	—	—	(1,955)	(1,955)
Other comprehensive income (loss) before reclassification	(27,312)	(52,714)	8,539	(71,487)
Reclassification of (gains) losses from Other comprehensive income (loss)	1,791	(11,138)	—	(9,347)
Balance, end of year	$(28,784)	$(46,932)	$(133,361)	$(209,077)

Refer to Note 7 for the location of gains and losses reclassified from other comprehensive income (loss) to the Consolidated Statements of Operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustment and unrealized gains and losses on available-for-sale debt securities. Substantially, all of the balance at both November 30, 2018 and 2019 represents foreign currency translation adjustment.

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

Cash Flow Hedges

To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries with functional currencies that are not in U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the subsidiaries’ functional currencies. These instruments mature at various dates through November 2021. The Company also uses interest rate derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 31, 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of "Revenue from Services" in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of "Cost of revenue" for "services" and/or "Selling, general and administrative expenses" in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in "Interest expense and Finance charges, net" in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

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

Table of Content

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 8-- Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2019	November 30, 2018
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,192,964	$1,008,895
Other current assets	11,757	12,651
Other accrued liabilities	2,637	1,856
Interest rate swap (notional value)	$100,000	$100,000
Other assets	515	3,519
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$563,654	$624,014
Other current assets and other assets	14,523	3,834
Other accrued liabilities and other long-term liabilities	1,633	12,306
Interest rate swaps (notional value)	$1,900,000	$1,900,000
Other current assets and other assets	—	5,869
Other accrued liabilities and other long-term liabilities	$83,428	$9,004

Volume of activity

The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, the Indian Rupee, the Euro, the Canadian Dollar, the British Pound, the Chinese Yuan, the Brazilian Real and the Colombian Peso that will be bought or sold at maturity. The term and notional amount of interest rate swaps are determined based on management’s assessment of future interest rates and other factors such as debt maturities. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

Table of Content

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

	Location of Gain (Loss)	For the fiscal years ended November 30,
	in Income	2019	2018	2017

Revenue for services		$4,687,327	$2,444,867	$1,974,829
Cost of revenue for services		(2,946,664)	(1,514,470)	(1,232,666)
Selling, general and administrative expenses		(2,084,156)	(1,376,664)	(1,041,975)
Interest expense and finance charges, net		(166,421)	(84,675)	(45,357)
Other income (expense), net		30,363	(8,984)	1,123

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$20,772	$27,426	$—
Interest rate swaps		(88,569)	(1,256)	5,957
Total		$(67,797)	$26,170	$5,957

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Revenue for services	$127	$—	$—
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	16,454	1,021	—
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	6,767	441	—
Gain (loss) reclassified from AOCI into income	Other income (expense), net	36	—	—
Interest rate swaps
Gain (loss) reclassified from AOCI into income	Interest expense and finance charges, net	(8,455)	2,792	(1,762)
Total		$14,929	$4,254	$(1,762)

Derivative instruments not designated as hedging instruments:
Gain (loss) recognized from Foreign exchange forward contracts, net(1)	Cost of revenue for services and Selling, general and administrative expenses	$—	$3,378	$—
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	20,246	(6,126)	(2,217)
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	(3,004)	(318)	—
Total		$17,242	$(3,066)	$(2,217)

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $4,126.

Offsetting of Derivatives

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance

Table of Content

Sheets, the total derivative asset and liability positions would have been reduced by $6,003 each as of November 30, 2019 and $6,850 each as of November 30, 2018.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2019				As of November 30, 2018
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$37,760	$37,760	$—	$—	$108,785	$108,785	$—	$—
Marketable equity securities	2,834	2,834	—	—	5,492	5,492	—	—
Foreign government bond	1,228	1,228	—	—	1,104	1,104	—	—
Forward foreign currency exchange contracts	26,280	—	26,280	—	16,485	—	16,485	—
Interest rate swaps	515	—	515	—	9,388	—	9,388	—
Liabilities:
Contingent consideration payable	$—	$—	$—	$—	$33,098	$—	$—	$33,098
Forward foreign currency exchange contracts	4,270	—	4,270	—	14,162	—	14,162	—
Interest rate swaps	83,428	—	83,428	—	9,004	—	9,004	—
Convertible debentures conversion option	—	—	—	—	77,238	—	—	77,238

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including London Interbank Offered Rate (“LIBOR”) spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2019 and 2018.

Contingent consideration payable represented future potential earn-out payments related to the Westcon-Comstor Americas acquisition in fiscal year 2017. The fair value of the contingent consideration liability was based on a probabilistic analysis using an option pricing model as implemented via a Monte Carlo simulation. During fiscal year 2019, the fair value of the contingent consideration liability was remeasured and the resulting decrease of $19,034 was recorded as a benefit to "other income (expense), net" in the Consolidated Statements of Operations. The change in the fair value was due to final settlement of the gross profit related to the achievement of the established earn-out target with the sellers. The settled amount was paid during fiscal year 2019.

The fair value of the Convertible Debentures conversion option was based on a probabilistic analysis using the Monte Carlo simulation approach. The model considered simulated movements in the Company's stock price until the conversion date using

Table of Content

estimated stock volatility of 35%, a risk free rate of 2.7%, discount and dividend yields of 4.6% and $0.35 per share each quarter, respectively, over the period until September 2019, when the Company would become entitled to redeem the debentures. During fiscal year 2019, the Company settled all the outstanding convertible debentures and recorded a loss of $1,559 upon settlement in other income (expense), net.

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

During fiscal years 2019, 2018 and 2017, there were no transfers between the fair value measurement category levels.

NOTE 9—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of November 30, 2019 and 2018, accounts receivable sold to and held by the financial institution under this program were $32,472 and $33,677, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statement of Operations. During the fiscal years ended November 30, 2019, 2018 and 2017, discount fees were $2,281, $1,621 and $1,201, respectively.

SYNNEX Japan, the Company's Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of November 30, 2019 and 2018 were $2,856 and $2,848, respectively.

The Company also has other financing agreements in North America with financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 16 — Commitments and Contingencies for further information.

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2019	2018	2017
Net sales financed	$1,961,379	$1,734,860	$1,262,325
Flooring fees(1)	13,130	10,698	8,192

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of November 30, 2019 and 2018, accounts receivable subject to flooring agreements were $69,637 and $84,668, respectively.

Table of Content

NOTE 10—BORROWINGS:

Borrowings consist of the following:

	As of November 30,
	2019	2018
SYNNEX United States accounts receivable securitization arrangement	$108,000	$615,000
SYNNEX Japan credit facility - revolving line of credit component	5,936	20,268
SYNNEX United States credit agreement - revolving line of credit component	25,800	—
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX United States term loan credit agreement - current portion	90,000	58,125
Convertible debentures	—	69,762
Other borrowings	9,233	10,061
Borrowings, current	$298,969	$833,216

SYNNEX Japan credit facility - term loan component	$63,921	$61,685
SYNNEX United States credit agreement - term loan component	1,020,000	1,080,000
SYNNEX United States term loan credit agreement	1,642,500	1,491,875
Other term debt	298	541
Long-term borrowings, before unamortized debt discount and issuance costs	$2,726,719	$2,634,101
Less: unamortized debt discount and issuance costs	(8,452)	(11,319)
Long-term borrowings	$2,718,267	$2,622,782

SYNNEX United States accounts receivable securitization arrangement

In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, which expires in May 2020, the Company’s subsidiary that is the borrower under this facility can borrow up to a maximum of $850,000 based upon eligible trade accounts receivable. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150,000. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR shall not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum, is payable on the adjusted commitment of the lenders.

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

SYNNEX Canada accounts receivable securitization arrangement

In Canada, the Company has an accounts receivable securitization program with a bank to provide additional capital for its operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100,000, or $75,296, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2020. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank’s commitment by an additional CAD50,000, or $37,648. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $45,177, and when the unused portion exceeds CAD60,000, or $45,177, a fee of 0.40% on the first CAD25,000, or $18,824, of the unused portion and a fee of 0.55% per annum of the remaining unused commitment. As of both November 30, 2019 and 2018, there was no outstanding balance under this arrangement.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $136,974. The credit agreement is comprised of a JPY7,000,000, or $63,921, term loan and a JPY 8,000,000, or $73,053, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered

Table of Content

Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

Latin America revolving line of credit facility

One of the Company’s subsidiaries in Mexico maintains a United States Dollar denominated $40,000 revolving credit facility with a financial institution (the “LATAM facility”). The revolving credit facility matures in February 2020. The Company guarantees the obligations under this credit facility. The interest rate on this facility ranges from 10.12% to 10.85% per annum. There were no borrowings outstanding under the LATAM facility as of either November 30, 2019 or 2018.

Concentrix India revolving lines of credit facilities

The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. The Company guarantees the obligations under these credit facilities. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either November 30, 2019 or 2018.

SYNNEX United States credit agreement

In the United States, the Company has a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500,000, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15,000, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of the Company's United States domestic subsidiaries.

SYNNEX United States term loan credit agreement

In order to fund the Convergys acquisition (See Note 3), the related refinancing or settlement of Convergys' debt and payment of related fees and expenses, the Company entered into a secured term loan credit agreement on August 9, 2018 (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, which provided for the extension of one or more term loans in an aggregate principal amount not to exceed $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. Until November 30, 2018, the Company had drawn $1,550,000 of term loans. During fiscal year 2019, the Company borrowed the remaining available amount of $250,000 under the facility to settle part of Convergys’ outstanding Convertible Debentures. The outstanding principal amount of the term loans is payable in quarterly installments of $22,500, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

Table of Content

Convertible Debentures

In connection with the Convergys acquisition, Convergys was merged into Concentrix CVG and Concentrix CVG became the obligor under Convergys' $124,963 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029. The Company determined that the embedded conversion feature included in the convertible debentures required liability treatment because a portion was convertible into a fixed dollar amount based on a variable conversion rate, and was recorded at fair value in other accrued liabilities in the Consolidated Balance Sheets. Subsequent to the acquisition, the Company settled the entire principal amount and conversion obligation in excess of the aggregate principal amount in cash, of which $69,982 of the principal amount was settled in cash for $148,047 during fiscal year 2019.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $37,648. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both November 30, 2019 and 2018, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of November 30, 2019, commitments for these revolving credit facilities aggregated $27,350. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2019 exchange rates.

Future principal payments

As of November 30, 2019, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2020	$298,969
2021	214,122
2022	1,050,098
2023	1,462,499
$3,025,688

Interest expense and finance charges

The total interest expense and finance charges for the Company’s borrowings were $172,777, $92,899 and $47,367 for fiscal years 2019, 2018 and 2017, respectively. The variable interest rates ranged between 0.70% and 11.38%, between 0.58% and 12.74% and between 0.58% and 15.13% in fiscal years 2019, 2018 and 2017, respectively.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2019, the Company was in compliance with all material covenants for the above arrangements.

Table of Content

NOTE 11—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2019	2018	2017
		(As adjusted)	(As adjusted)
Basic earnings per common share:
Net income	$500,712	$299,981	$300,240
Less: net income allocated to participating securities(1)	(4,593)	(2,728)	(2,782)
Net income attributable to common stockholders	$496,119	$297,253	$297,458

Weighted-average number of common shares - basic	50,669	41,215	39,556

Basic earnings per common share	$9.79	$7.21	$7.52

Diluted earnings per common share:
Net income	$500,712	$299,981	$300,240
Less: net income allocated to participating securities(1)	(4,573)	(2,716)	(2,770)
Net income attributable to common stockholders	$496,139	$297,265	$297,470

Weighted-average number of common shares - basic	50,669	41,215	39,556
Effect of dilutive securities:
Stock options and restricted stock units	267	236	202
Weighted-average number of common shares - diluted	50,936	41,451	39,758

Diluted earnings per common share	$9.74	$7.17	$7.48
Anti-dilutive shares excluded from diluted earnings per share calculation	108	97	14

(1)	Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 12—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2019
Revenue	$19,069,970	$4,707,912	$(20,589)	$23,757,293
External revenue	19,069,966	4,687,327		23,757,293
Operating income	519,429	294,332	—	813,761
Depreciation and amortization expense	66,329	305,779	—	372,108
Total assets	10,312,512	4,645,475	(3,260,027)	11,697,960
Fiscal Year ended November 30, 2018	.
Revenue (as adjusted)	$17,323,163	$2,463,151	$(18,369)	$19,767,945
External revenue (as adjusted)	17,323,078	2,444,867		19,767,945
Operating income (as adjusted)	405,475	144,761	—	550,236
Depreciation and amortization expense	70,688	154,599	—	225,287
Total assets (as adjusted)	10,207,964	4,776,313	(3,440,779)	11,543,498
Fiscal Year ended November 30, 2017
Revenue (as adjusted)	$14,796,613	$1,990,180	$(15,665)	$16,771,128
External revenue (as adjusted)	14,796,299	1,974,829		16,771,128
Operating income (as adjusted)	391,242	114,623	1,472	507,337
Depreciation and amortization expense	30,040	129,869	(23)	159,886
Total assets (as adjusted)	7,182,701	1,677,728	(1,104,086)	7,756,343

Table of Content

Inter-segment elimination represents services and transactions, principally intercompany investments and loans, between the Company’s reportable segments that are eliminated on consolidation.

Geographic information

The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the Concentrix legal entity that is party to the client contract. Shown below are the countries that accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Fiscal Years Ended November 30,
	2019	2018	2017
		(As adjusted)	(As adjusted)
Revenue:
United States	$15,760,749	$14,169,619	$12,290,001
Others	7,996,544	5,598,326	4,481,127
Total	$23,757,293	$19,767,945	$16,771,128

	As of November 30,
	2019	2018
Property and equipment, net:
United States	$287,679	$287,498
Philippines	63,421	75,770
Others	218,799	208,058
Total	$569,899	$571,326

NOTE 13—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company’s primary investor through its affiliates. As of both November 30, 2019 and 2018, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company's outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of November 30, 2019. These shares are owned by the following entities:

As of November 30, 2019
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

1.

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 188 shares held directly by Mr. Miau and 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 187 shares held by his spouse.

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

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Fiscal Years Ended November 30,
	2019	2018	2017
Purchases of inventories and services	$173,390	$217,430	$232,364
Sale of products to MiTAC Holdings and affiliates	761	2,422	1,202
Reimbursements received (payments made) for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates, net	(41)	71	149

Table of Content

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	As of November 30,
	2019	2018
Receivable from related parties (included in Accounts receivable, net)	$4,405	$65
Payable to related parties (included in Accounts payable)	23,179	22,905

The Company’s business relationship with MiTAC Holdings and its affiliates has been informal and is generally not governed by long-term commitments or arrangements with respect to pricing terms, revenue or capacity commitments. The Company negotiates pricing and other material terms on a case-by-case basis with MiTAC Holdings and affiliates. The Company has adopted a policy requiring that material transactions with MiTAC Holdings or its related parties be approved by its Audit Committee, which is composed solely of independent directors. In addition, Mr. Miau’s compensation is approved by the Nominating and Corporate Governance Committee, which is also composed solely of independent directors.

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of the Company. Neither MiTAC Holdings nor Synnex Technology International is restricted from competing with the Company.

NOTE 14—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government mandated defined contribution plans. During fiscal years 2019, 2018 and 2017, the Company contributed $47,441, $38,531 and $33,876, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of November 30, 2019 and 2018, the deferred compensation liability balance was $5,389 and $6,146, respectively.

Defined Benefit Plans

The Company has defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, as part of the Convergys acquisition, the Company acquired a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (“the cash balance plan”) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund. The plan assumptions are evaluated annually and are updated as deemed necessary. Net benefit costs were $10,308, $3,960 and $2,999, during fiscal years 2019, 2018 and 2017, respectively.

The Company's measurement date for all defined benefit plans and other postretirement benefits is November 30 and the plan assumptions are evaluated annually and are updated as deemed necessary. The status of employee defined benefit plans is summarized below:

Table of Content

	Year Ended November 30,
	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of year	$247,697	$19,413
Service cost	6,439	2,724
Interest cost	10,291	746
Actuarial (gain) loss	32,584	1,166
Benefits paid	(16,274)	(2,838)
Settlements	(13,140)	(208)
Acquisition	—	227,073
Foreign currency adjustments	940	(381)
Projected obligation at end of year	$268,537	$247,697

Change in Plan Assets:
Fair value of plan assets at beginning of year	$164,693	$10,719
Actual return on assets	5,438	157
Settlement	(13,140)	—
Acquisition	—	157,505
Employer contributions	1,872	1,405
Employee contributions	723	—
Benefit paid	(7,728)	(1,079)
Foreign currency adjustments	4	(4,015)
Fair value of plan assets at end of year	$151,862	$164,693

Funded Status of Plans:
Unfunded status	$116,675	$83,004

Amounts recognized in the Consolidated Balance Sheet as of November 30, 2019 and 2018 consist of:

	As of November 30,
	2019	2018
Current liability	$9,189	$8,170
Non-current liability	$107,486	$74,833

The following weighted-average rates were used in determining the benefit obligations at November 30, 2019 and 2018.

	2019	2018
Discount rate	0.2% - 7.4%	0.3% - 8.1%
Expected long-term rate of return on plan assets	1.5% - 7.5%	1.5% - 7.5%
Expected rate of future compensation growth	1.8% - 10.0%	1.8% - 10.0%

The following weighted-average rates were used in determining the pension costs at November 30, 2019 and 2018. Amounts were not material in fiscal year 2017.

	2019	2018
Discount rate	0.3% - 7.6%	0.3% - 8.1%
Expected long-term rate of return on plan assets	1.5% - 7.5%	1.5% - 7.5%
Expected rate of future compensation growth	1.8% - 10.0%	1.8% - 10.0%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company's defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France, India, Japan and Malaysia. The plans outside the U.S. represented approximately 24% and 22%, respectively, of the Company's total projected benefit obligation for all plans as of November 30, 2019 and 2018.

Plan Assets

Table of Content

As of November 30, 2019 and 2018, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 60% are invested in equity backed funds and approximately 40% are invested in funds in fixed income instruments) and a private equity fund. The Company's targeted allocation was 60% equity and 40% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The Company has satisfied its ERISA funding requirements through 2020. The following table sets forth the fair value of those plan assets as of November 30, 2019 and 2018;

	As of November 30,
	2019	2018
Asset Category:
Cash and cash equivalents	$3,474	$3,422
Fixed income	61,005	64,938
Equity securities:
U.S. large cap	48,293	52,853
U.S. small cap	9,025	9,754
International equity	29,271	30,688
Investment funds	374	2,010
Limited partnership	420	1,028
Total investments	$151,862	$164,693

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

Benefit Payments

The following table details expected benefit payments for the assumed cash balance plan:

Fiscal Years Ending November 30,
2020	$27,315
2021	25,820
2022	24,422
2023	23,375
2024	23,133
Thereafter (2025-2030)	99,341
$223,406

No plan assets are expected to be returned to the Company during fiscal year 2020. The Company expects to make approximately $7,800 in contributions during fiscal year 2020.

The Company also expects approximately $1,900 of actuarial loss included in AOCI will be recognized during fiscal year 2020.

NOTE 15—INCOME TAXES:

The sources of income before the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2019	2018	2017
		(As adjusted)	(As adjusted)
United States	$204,651	$195,058	$255,830
Foreign	473,052	261,519	207,273
	$677,703	$456,577	$463,103

Table of Content

Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2019	2018	2017
		(As adjusted)	(As adjusted)
Current tax provision:
Federal	$71,376	$113,243	$105,879
State	14,421	20,263	17,900
Foreign	109,383	70,162	65,000
	$195,180	$203,668	$188,779
Deferred tax provision (benefit):
Federal	$(20,166)	$(30,334)	$(17,005)
State	(1,389)	(4,836)	(1,448)
Foreign	3,366	(11,902)	(7,463)
	$(18,189)	$(47,072)	$(25,916)
Total tax provision	$176,991	$156,596	$162,863

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The TCJA provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impacted corporate taxation requirements. The TCJA significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. During fiscal year 2018, the Company accounted for the impact of the TCJA resulting in additional income tax expense of $33,109. The significant components of this expense were (i) the one-time deemed repatriation tax on unremitted non-U.S. earnings and profits that were previously tax deferred and other tax impacts of the TCJA, which resulted in an increase in income tax expense, net of deductions and credits, of $59,823 and (ii) the remeasurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate, which resulted in a decrease of $26,714 in income tax expense.

The following presents the breakdown of net deferred tax liabilities:

	As of November 30,
	2019	2018
		(As adjusted)
Deferred tax assets	$97,539	$76,508
Deferred tax liabilities	(222,210)	(206,916)
Total net deferred tax liabilities	$(124,671)	$(130,408)

Table of Content

Net deferred tax liabilities consist of the following:

	As of November 30,
	2019	2018
		(As adjusted)
Assets:
Net operating losses	$68,582	$71,899
Accruals and other reserves	71,513	73,263
Unrealized losses on cash flow hedges	17,870	—
Inventory reserves	17,404	11,041
Depreciation and amortization	12,579	—
Share-based compensation expense	11,856	11,605
Allowance for doubtful accounts and sales return reserves	11,759	15,695
Tax credits	6,810	11,305
Deferred revenue	5,625	6,541
Intercompany payables/receivables	452	39,476
Foreign tax credit	296	15,456
Other	6,611	16,524
Gross deferred tax assets	231,357	272,805
Valuation allowance	(51,118)	(61,840)
Total deferred tax assets	$180,239	$210,965
Liabilities:
Intangible assets	$(277,147)	$(310,092)
Unremitted non-U.S. earnings	(27,771)	(21,528)
Depreciation and amortization	—	(1,669)
Other	8	(8,084)
Total deferred tax liabilities	$(304,910)	$(341,373)
Net deferred tax liabilities	$(124,671)	$(130,408)

The valuation allowance relates primarily to certain state and foreign net operating loss carry forward, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2019	2018	2017
		(As adjusted)	(As adjusted)
Federal statutory income tax rate	21.0%	22.2%	35.0%
State taxes, net of federal income tax benefit	1.5	2.4	2.9
Foreign taxes	(2.3)	0.6	(3.2)
Adjustments related to the TCJA	—	7.2	—
Global intangible low taxed income	1.6	—	—
Uncertain tax benefits	2.6	—	—
Tax on anticipated distributions from subsidiaries	1.0	—	—
Other	0.7	1.9	0.5
Effective income tax rate	26.1%	34.3%	35.2%

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

Table of Content

As of November 30, 2019, the Company had approximately $1,430,100 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned United States state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

As of November 30, 2019, the Company had net operating loss carry forward of approximately $28,900 and $36,700 for federal and state purposes, respectively. The federal net operating loss carry forward will start expiring in fiscal year ending November 30, 2021, if not used, and the state net operating loss carry forward will start expiring in fiscal year ending November 30, 2020, if not used. The Company also had approximately $134,200 of foreign net operating loss carry forward that will also start expiring in fiscal year ending November 30, 2020 if not used. In addition, the Company had approximately $3,000 of various federal and state income tax credit carry forwards that if not used, will begin expiring in fiscal year ending November 30, 2020. Utilization of the acquired loss carry forwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

The Company enjoys tax holidays in certain jurisdictions, primarily, China, Costa Rica, Nicaragua and the Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays begin to expire in fiscal year 2020. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2019, 2018, and 2017 were approximately $0.06 to $0.07, $0.10 to $0.12 and $0.07 to $0.08, respectively.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2019, 2018, and 2017 were as follows:

Balance as of November 30, 2016	$32,774
Additions based on tax positions related to the current year	9,022
Additions for tax positions of prior years	231
Lapse of statute of limitations	(2,300)
Changes due to translation of foreign currencies	179
Balance as of November 30, 2017	38,282
Additions based on tax positions related to the current year	8,173
Additions for tax positions of prior years and acquisition	10,763
Lapse of statute of limitations	(3,641)
Changes due to translation of foreign currencies	398
Balance as of November 30, 2018	53,975
Additions based on tax positions related to the current year	15,569
Additions for tax positions of prior years and acquisition	9,067
Lapse of statute of limitations	(7,234)
Changes due to translation of foreign currencies	(15)
Balance as of November 30, 2019	$71,362

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

Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2019 will not materially change in the next twelve months. The Company is no longer subject to U.S. federal income tax audit for returns covering years through fiscal 2015. The Company is no longer subject to foreign or state income tax audits for returns covering years through 2003, and fiscal year 2002, respectively.

As of November 30, 2019, $71,362 of the total unrecognized tax benefits, net of federal benefit, would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2019 and 2018, the Company had accrued $15,627 and $13,003, respectively, in income taxes payable related to accrued interest and penalties.

Table of Content

NOTE 16—COMMITMENTS AND CONTINGENCIES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2034. Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of November 30, 2019 were as follows:

Fiscal Years Ending November 30,
2020	$213,649
2021	174,611
2022	132,778
2023	96,084
2024	66,753
Thereafter	71,351
Total minimum lease payments	$755,226

Rent expense for the years ended November 30, 2019, 2018 and 2017 amounted to $257,809, $136,870 and $115,480, respectively. Sublease income was immaterial for each of the periods presented and is immaterial for the amounts entitled to be received in future periods under non-cancellable sublease arrangements.

The Company was contingently liable as of November 30, 2019 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 9 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2019 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

NOTE 17—SUBSEQUENT EVENT:

On January 9, 2020, the Company announced a plan to separate its Concentrix segment into an independent publicly-traded company, in a transaction expected to be completed in the second half of 2020. The separation is intended to qualify as a tax-free transaction for federal income tax purposes for both the Company and its current stockholders. Immediately following the separation, it is expected that the Company’s stockholders will own shares of both SYNNEX and Concentrix, at the same percentage ownership that they held of SYNNEX prior to the transaction. Completion of the separation will not require a stockholder vote but will be subject to customary closing conditions, including, among others, obtaining final approval from the Company’s Board of Directors, receipt of a favorable opinion with respect to the tax-free nature of the transaction for federal income tax purposes, and the effectiveness of a Form 10 registration statement with the Securities and Exchange Commission.

Table of Content

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2019. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary to fairly state the financial information for the periods presented.

	Fiscal Year 2019 Three Months Ended				Fiscal Year 2018 Three Months Ended
Statements of Operations Data: (currency and share amounts in thousands, except per share amounts)	Feb. 28, 2019	May 31, 2019	Aug. 31, 2019	Nov. 30, 2019	Feb. 28, 2018	May 31, 2018	Aug. 31, 2018	Nov. 30, 2018
(Amounts may not add due to rounding)					(As adjusted)
Revenue:
Products	$4,080,684	$4,567,072	$5,047,968	$5,374,241	$3,989,743	$4,422,093	$4,334,755	$4,576,487
Services	1,168,769	1,155,816	1,155,690	1,207,052	503,607	486,188	487,513	967,559
Total revenue	5,249,453	5,722,889	6,203,659	6,581,293	4,493,350	4,908,281	4,822,268	5,544,046
Cost of revenue:
Products	(3,833,117)	(4,297,096)	(4,746,197)	(5,036,301)	(3,765,512)	(4,174,771)	(4,083,829)	(4,302,465)
Services	(737,415)	(727,324)	(731,472)	(750,453)	(314,323)	(304,352)	(308,322)	(587,472)
Gross profit	678,921	698,468	725,990	794,539	413,515	429,158	430,117	654,110
Selling, general and administrative expenses	(516,958)	(523,813)	(517,135)	(526,251)	(302,019)	(305,156)	(316,274)	(453,215)
Operating income	161,963	174,655	208,855	268,288	111,496	124,002	113,843	200,895
Interest expense and finance charges, net	(41,606)	(43,144)	(42,945)	(38,726)	(17,451)	(16,375)	(20,058)	(30,791)
Other income (expense), net	(695)	21,546	(1,087)	10,599	(1,178)	(1,446)	(872)	(5,487)
Income before income taxes	119,662	153,057	164,823	240,161	92,867	106,181	92,913	164,617
Provision for income taxes	(32,556)	(38,584)	(41,691)	(64,160)	(68,769)	(12,439)	(25,973)	(49,415)
Net income	$87,106	$114,473	$123,132	$176,001	$24,098	$93,742	$66,940	$115,201
Earnings per common share:
Basic	$1.70	$2.24	$2.41	$3.44	$0.60	$2.35	$1.69	$2.46
Diluted	$1.69	$2.23	$2.40	$3.41	$0.60	$2.34	$1.68	$2.45
Weighted-average common shares outstanding - basic	50,706	50,675	50,601	50,693	39,695	39,505	39,254	46,429
Weighted-average common shares outstanding - diluted	50,927	50,939	50,845	51,032	39,978	39,742	39,475	46,633
Cash dividends declared per share	$0.375	$0.375	$0.375	$0.375	$0.350	$0.350	$0.350	$0.350

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

Table of Content

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 30, 2019, 2018 and 2017

(in thousands)

(Amounts may not add due to rounding)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2017
Allowance for sales returns-gross	$49,991	$2,595	$—	$553	$53,139
Allowance for deferred tax assets	21,176	(2,385)	—	(187)	18,604
Fiscal Year Ended November 30, 2018
Allowance for sales returns-gross	$53,139	$7,917	—	$(1,869)	$59,186
Allowance for deferred tax assets	18,604	(2,555)	45,791	—	61,840
Fiscal Year Ended November 30, 2019
Allowance for sales returns-gross	$59,186	$20,875	$—	$(4)	$80,057
Allowance for deferred tax assets	61,840	5,361	—	(16,083)	51,118

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

Management’s Report on internal control over financial reporting

Management’s Report on internal control over financial reporting on page 44 is incorporated herein by reference.

Changes in internal control over financial reporting

In fiscal year 2019, our Concentrix segment adopted the global human resources and payroll system acquired as part of the acquisition of Convergys Corporation in fiscal year 2018. Implementation of this system has necessitated changes in policies and procedures and the related internal controls and their method of application. Additionally, we implemented new controls over financial reporting in our Concentrix segment pursuant to the acquisition of Convergys. However, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” “Corporate Governance -- Organization of the Board of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders to be held on March 17, 2020 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance -- 2019 Directors Compensation Table,” “Corporate Governance -- Narrative to Directors Compensation Table,” “Executive Compensation,” and “Corporate Governance -- Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	865,552	(1)	$83.10	870,689	(2)(3)

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

(3)

Includes 609,625 shares available-for-sale pursuant to our 2014 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is lower. See Note 4 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2014 Employee Stock Purchase Plan.

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

3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

4.2	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.25#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.26	Amendment to Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013).

Table of Content

Exhibit Number	Description of Document
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

Table of Content

Exhibit Number	Description of Document
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

10.49

Eleventh Amendment to Credit Agreement, dated as of October 16, 2018, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on January 28, 2019).

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

10.54

First Amendment to Credit Agreement, dated as of October 16, 2018, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on January 28, 2019).

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

Table of Content

Exhibit Number	Description of Document
10.58

Consent Letter, dated October 10, 2019, by and among SIT Funding Corporation, the lenders party thereto, and MUFG Bank, Ltd. f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., in connection with that certain Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of November 12, 2010, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia.

10.59#

Offer Letter, dated as of January 1, 2019, by and between the Company and Michael Urban (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 9, 2019).

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

None.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2020

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

Name	Title	Date
/s/ Dennis Polk	President and Chief Executive Officer (Principal Executive Officer) and Director	January 29, 2020
Dennis Polk

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 29, 2020
Marshall W. Witt

/s/ Kevin Murai	Chairman of the Board	January 29, 2020
Kevin Murai

/s/ Dwight A. Steffensen	Lead Independent Director	January 29, 2020
Dwight A. Steffensen

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 29, 2020
Matthew F.C. Miau

/s/ Fred A. Breidenbach	Director	January 29, 2020
Fred A. Breidenbach

/s/ Hau Lee	Director	January 29, 2020
Hau Lee

/s/ Gregory L. Quesnel	Director	January 29, 2020
Gregory L. Quesnel

/s/ Thomas S. Wurster	Director	January 29, 2020
Thomas S. Wurster

/s/ Duane E. Zitzner	Director	January 29, 2020
Duane E. Zitzner

/s/ Andrea M. Zulberti	Director	January 29, 2020
Andrea M. Zulberti

/s/ Ann F. Vezina	Director	January 29, 2020
Ann F. Vezina
/s/ Laurie S. Hodrick	Director	January 29, 2020
Laurie S. Hodrick