Form 10-Q
period 2020-02-29
SYNNEX CORP
filed 2020-04-07
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2020
Common Stock, $0.001 par value	51,475,950

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

(unaudited)

	February 29, 2020	November 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$296,193	$225,529
Accounts receivable, net	3,294,218	3,926,709
Receivables from vendors, net	302,599	368,505
Inventories	2,710,251	2,547,224
Other current assets	344,195	385,024
Total current assets	6,947,456	7,452,992
Property and equipment, net	575,772	569,899
Goodwill	2,249,323	2,254,402
Intangible assets, net	1,113,141	1,162,212
Deferred tax assets	112,857	97,539
Other assets, net	728,504	160,917
Total assets	$11,727,054	$11,697,960

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$423,611	$298,969
Accounts payable	2,589,888	3,149,443
Accrued compensation and benefits	328,256	402,771
Other accrued liabilities	834,615	723,716
Income taxes payable	50,782	32,223
Total current liabilities	4,227,152	4,607,122
Long-term borrowings	2,682,140	2,718,267
Other long-term liabilities	742,167	361,911
Deferred tax liabilities	219,908	222,210
Total liabilities	7,871,366	7,909,510
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 53,273 and 53,154 shares issued as of February 29, 2020 and November 30, 2019, respectively	53	53
Additional paid-in capital	1,558,173	1,545,421
Treasury stock, 2,417 and 2,399 shares as of February 29, 2020 and November 30, 2019, respectively	(175,107)	(172,627)
Accumulated other comprehensive income (loss)	(253,957)	(209,077)
Retained earnings	2,726,525	2,624,680
Total stockholders’ equity	3,855,688	3,788,450
Total liabilities and equity	$11,727,054	$11,697,960

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenue:
Products	$4,081,024	$4,080,684
Services	1,183,173	1,168,769
Total revenue	5,264,198	5,249,453
Cost of revenue:
Products	(3,825,920)	(3,833,117)
Services	(739,934)	(737,415)
Gross profit	698,345	678,921
Selling, general and administrative expenses	(509,690)	(516,958)
Operating income	188,655	161,963
Interest expense and finance charges, net	(36,376)	(41,606)
Other income (expense), net	2,380	(695)
Income before income taxes	154,659	119,662
Provision for income taxes	(32,075)	(32,556)
Net income	$122,584	$87,106
Earnings per common share:
Basic	$2.38	$1.70
Diluted	$2.36	$1.69
Weighted-average common shares outstanding:
Basic	50,815	50,706
Diluted	51,232	50,927

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

(unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
Net income	$122,584	$87,106
Other comprehensive income (loss):
Change in unrealized gains (losses) of defined benefit plans, net of taxes of $0 and $8 for the three months ended February 29, 2020 and February 28, 2019, respectively	217	307
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $9,963 and $5,595 for the three months ended February 29, 2020 and February 28, 2019, respectively	(24,984)	(17,016)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $347 and $888 for the three months ended February 29, 2020 and February 28, 2019, respectively	(1,194)	(2,550)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(26,178)	(19,566)
Foreign currency translation adjustments, net of taxes of $(146) and $(198) for the three months ended February 29, 2020 and February 28, 2019, respectively	(18,919)	20,103
Other comprehensive income (loss)	(44,880)	844
Comprehensive income	$77,704	$87,950

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
Total Stockholders' equity, beginning balance	$3,788,450	$3,435,054

Common stock and additional paid-in capital:
Beginning balance	1,545,474	1,512,254
Share-based compensation	8,789	6,607
Common stock issued for employee benefit plans	3,963	822
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	—	(107)
Ending balance	1,558,226	1,519,576

Treasury stock:
Beginning balance	(172,627)	(149,533)
Repurchases of common stock for tax withholdings on equity awards	(2,480)	(709)
Ending balance	(175,107)	(150,242)

Retained earnings:
Beginning balance	2,624,680	2,198,621
Net income	122,584	87,106
Cash dividends declared	(20,740)	(19,174)
Cumulative effect of changes in accounting principles	—	1,955
Ending balance	2,726,525	2,268,508

Accumulated other comprehensive income (loss):
Beginning balance	(209,077)	(126,288)
Other comprehensive income (loss)	(44,880)	844
Cumulative effect of changes in accounting principles	—	(1,955)
Ending balance	(253,957)	(127,399)

Total stockholders' equity, ending balance	$3,855,688	$3,510,442

Cash dividends declared per share	$0.400	$0.375

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$122,584	$87,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	84,858	94,374
Share-based compensation	8,789	6,607
Provision for doubtful accounts	4,594	6,961
Deferred income taxes	(7,131)	(10,129)
Unrealized foreign exchange (gains) losses	(2,945)	1,322
Other	2,846	6,736
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	619,254	487,937
Receivables from vendors, net	67,600	86,579
Inventories	(162,772)	(32,914)
Accounts payable	(613,821)	(875,761)
Other operating assets and liabilities	(65,717)	(17,119)
Net cash provided by (used in) operating activities	58,141	(158,300)
Cash flows from investing activities:
Purchases of property and equipment	(51,900)	(28,800)
Acquisition of businesses, net of refunds	—	(1,846)
Other	(2,403)	1,141
Net cash used in investing activities	(54,304)	(29,505)
Cash flows from financing activities:
Proceeds from borrowings	2,091,077	1,951,059
Repayments of borrowings	(2,002,975)	(1,964,353)
Dividends paid	(20,740)	(19,174)
Increase (decrease) in book overdraft	(1,278)	5,375
Proceeds from issuance of common stock	3,963	822
Repurchases of common stock for tax withholdings on equity awards	(2,480)	(709)
Other	—	(107)
Net cash provided by (used in) financing activities	67,567	(27,087)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,300)	2,390
Net increase (decrease) in cash, cash equivalents and restricted cash	70,104	(212,502)
Cash, cash equivalents and restricted cash at beginning of period	231,149	462,033
Cash, cash equivalents and restricted cash at end of period	$301,256	$249,531
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$6,262	$5,066

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company headquartered in Fremont, California and has operations in North and South America, Asia-Pacific, Europe and Africa.

The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment distributes a broad range of information technology (“IT”) systems and products and also provides systems design and integration solutions. The Concentrix segment offers a portfolio of technology-infused strategic solutions and end-to-end global business outsourcing services focused on customer experience, process optimization, technology innovation, front and back-office automation and business transformation to clients in five primary industry verticals.

On January 9, 2020, the Company announced a plan to separate its Concentrix segment into an independent publicly-traded company. Refer to Note 16 for further details on the current status of this plan due to the impact of the COVID-19 pandemic.

The accompanying interim unaudited Consolidated Financial Statements as of February 29, 2020 and for the three months ended February 29, 2020 and February 28, 2019 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2019 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019. Accounting pronouncements adopted during the three months ended February 29, 2020 are discussed below.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through February 29, 2020, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through February 29, 2020, such losses have been within management’s expectations.

One customer accounted for 15% and 17% of the Company’s total revenue during the three months ended February 29, 2020 and February 28, 2019, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 11% of total revenue during both the three months ended February 29, 2020 and February 28, 2019.

As of both February 29, 2020 and November 30, 2019, one customer comprised 19% of the consolidated accounts receivable balance.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Leases

The Company enters into leases as a lessee for property and equipment in the ordinary course of business. When procuring goods or services, or upon entering into a contract with its customers and clients, the company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the company, as the lessee, or the client, if the company is the lessor, has the right to control the use of that asset. Effective December 1, 2019, when the Company is the lessee, all leases with a term of more than 12 months are recognized as right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet. Lease liabilities are measured at the lease commencement date and determined using the present value of the lease payments not yet paid, at the Company’s incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.

Operating leases are included in other assets, net, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. Finance leases are included in property and equipment, net, borrowings, current and long-term borrowings in the Consolidated Balance Sheet. Substantially all of the Company's leases are classified as operating leases. The lease term includes options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. The Company made a policy election to not recognize leases with a lease term of 12 months or less in the Consolidated Balance Sheet. Lease expenses are recorded within selling, general, and administrative expenses in the Consolidated Statements of Operations. Operating lease payments are presented within “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.

For all asset classes, the Company has elected the lessee practical expedient to combine lease and non-lease components (e.g., maintenance services) and account for the combined unit as a single lease component. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

Recently adopted accounting pronouncements

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases, with amendments in 2018 and 2019 codified as Accounting Standards Codification Topic 842, Leases (“ASC Topic 842”). The Company adopted the guidance effective December 1, 2019, applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. The Company made a policy election to not recognize ROU assets and lease liabilities for short-term leases for all asset classes. The most significant impact of adoption to the Company’s Consolidated Financial Statements relates to the recognition of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability was equal to the present value of lease payments. The asset is based on the liability, and subject to adjustment, such as for initial direct costs. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern. Upon adoption, the Company recorded $591,129 of ROU assets and of $642,567 of liabilities relating to its operating leases on its Consolidated Balance Sheet. The adoption did not have an impact on the Company’s consolidated statements of operations or its consolidated statements of cash flows.

Recently issued accounting pronouncements

In March 2020, the Financial Accounting Standard Board (the “FASB”) issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of the new guidance.

In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Certain amendments should be applied prospectively, while other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

In August 2018, the FASB issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendment requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets including significant gains and losses affecting the benefit obligation for the period. This standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The adoption is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three months ended February 29, 2020 and February 28, 2019, and the measurement-date fair value of those awards:

	Three Months Ended
	February 29, 2020			February 28, 2019
	Shares awarded		Fair value of grants	Shares awarded	Fair value of grants
Stock options	—		$—	17	$500
Restricted stock awards	6		844	10	955
Restricted stock units	0	*	25	51	4,765
	6		$869	78	$6,220
* Less than a thousand units.

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three months ended February 29, 2020 and February 28, 2019 as follows:

	Three Months Ended
	February 29, 2020	February 28, 2019
Total share-based compensation (recorded in selling, general and administrative expenses)	$8,861	$6,651
Tax benefit recorded in the provision for income taxes	(2,211)	(1,809)
Effect on net income	$6,650	$4,842

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 4—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	February 29, 2020	November 30, 2019
Cash and cash equivalents	$296,193	$225,529
Restricted cash included in other current assets	5,063	5,620
Cash, cash equivalents and restricted cash	$301,256	$231,149

Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, restrictions placed by banks as collateral for the issuance of bank guarantees and the terms of a government grant.

Accounts receivable, net:

	As of
	February 29, 2020	November 30, 2019
Accounts receivable	$3,334,395	$3,956,629
Less: Allowance for doubtful accounts	(40,177)	(29,920)
Accounts receivable, net	$3,294,218	$3,926,709

Receivables from vendors, net:

	As of
	February 29, 2020	November 30, 2019
Receivables from vendors	$306,510	$373,986
Less: Allowance for doubtful accounts	(3,911)	(5,481)
Receivables from vendors, net	$302,599	$368,505

Property and equipment, net:

	As of
	February 29, 2020	November 30, 2019
Land	$47,439	$47,494
Equipment, computers and software	529,021	503,240
Furniture and fixtures	113,871	111,408
Buildings, building improvements and leasehold improvements	435,920	428,180
Construction-in-progress	11,080	12,379
Total property and equipment, gross	$1,137,330	1,102,702
Less: Accumulated depreciation	(561,557)	(532,803)
Property and equipment, net	$575,772	$569,899

Depreciation expense was $37,692 and $41,517 for the three months ended February 29, 2020 and February 28, 2019, respectively.

Goodwill:

	Technology Solutions	Concentrix	Total
Balance as of November 30, 2019	$425,076	$1,829,326	$2,254,402
Foreign exchange translation	(866)	(4,213)	(5,079)
Balance as of February 29, 2020	$424,210	$1,825,113	$2,249,323

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Intangible assets, net:

	As of February 29, 2020			As of November 30, 2019
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,543,146	$(561,817)	$981,329	$1,546,349	$(522,083)	$1,024,266
Vendor lists	178,139	(70,769)	107,370	178,444	(66,954)	111,490
Technology	14,674	(9,462)	5,212	14,720	(8,998)	5,721
Other intangible assets	34,618	(15,388)	19,230	35,267	(14,532)	20,735
	$1,770,577	$(657,436)	$1,113,141	$1,774,780	$(612,567)	$1,162,212

Amortization expense was $47,166 and $52,857, for the three months ended February 29, 2020 and February 28, 2019, respectively.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2020 (remaining nine months)	$139,499
2021	173,532
2022	150,213
2023	131,762
2024	109,475
Thereafter	408,661
Total	$1,113,141

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2019	$(28,784)	$(46,932)	$(133,361)	$(209,077)
Other comprehensive income (loss) before reclassification	217	(24,984)	(18,919)	(43,686)
Reclassification of (gains) losses from Other comprehensive income (loss)	—	(1,194)	—	(1,194)
Balance as of February 29, 2020	$(28,567)	$(73,111)	$(152,280)	$(253,957)

Refer to Note 5 for the location of gains and losses reclassified from other comprehensive income (loss) to the Consolidated Statements of Operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustment and unrealized gains and losses on available-for-sale debt securities. Substantially, all of the balance at both November 30, 2019 and February 29, 2020 represents foreign currency translation adjustment.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 5—DERIVATIVE INSTRUMENTS:

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

Cash Flow Hedges

To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries with functional currencies that are not in U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the subsidiaries’ functional currencies. These instruments mature at various dates through February 2022. The Company also uses interest rate derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 31, 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of Revenue from Services in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of “Cost of revenue” for “services” and/or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and Finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

  Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 6 — Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 29, 2020	November 30, 2019
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,270,986	$1,192,964
Other current assets	9,551	11,757
Other accrued liabilities	7,613	2,637
Interest rate swap (notional value)	$100,000	$100,000
Other assets, net	—	515
Other accrued liabilities	56	—
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$666,776	$563,654
Other current assets and other assets, net	10,278	14,523
Other accrued liabilities and other long-term liabilities	2,828	1,633
Interest rate swaps (notional value)	$1,900,000	$1,900,000
Other accrued liabilities	111,001	83,428

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

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

	Location of Gain (Loss)	Three Months Ended,
	in Income	February 29, 2020	February 28, 2019

Revenue for services		$1,183,173	$1,168,769
Cost of revenue for services		(739,934)	(737,415)
Selling, general and administrative expenses		(509,690)	(516,958)
Interest expense and finance charges, net		(36,376)	(41,606)
Other income (expense), net		2,380	(695)

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(2,350)	$6,435
Interest rate swaps		(32,597)	(29,046)
Total		$(34,947)	$(22,611)

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Revenue for services	$—	$9
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	4,606	3,320
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	2,019	1,461
Interest rate swaps
Gain (loss) reclassified from AOCI into income	Interest expense and finance charges, net	(5,084)	(1,333)
Total		$1,541	$3,457

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	$2,221	$2,652
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	(571)	(989)
Total		$1,650	$1,663

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $17,725.

Offsetting of Derivatives

The Company’s derivative instruments are generally governed by standard International Swaps and Derivatives Association, Inc. Master agreements, which generally do not require the Company to post any collateral, and specify netting rights, termination events and other provisions. In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet, the total derivative asset and liability positions would have been reduced by $10,820 each as of February 29, 2020 and $6,003 each as of November 30, 2019.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

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

NOTE 6—FAIR VALUE MEASUREMENTS:

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 29, 2020				As of November 30, 2019
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$31,882	$31,882	$—	$—	$37,760	$37,760	$—	$—
Marketable equity securities	2,439	2,439	—	—	2,834	2,834	—	—
Foreign government bond	1,226	1,226	—	—	1,228	1,228	—	—
Forward foreign currency exchange contracts	19,829	—	19,829	—	26,280	—	26,280	—
Interest rate swaps	—	—	—	—	515	—	515	—
Liabilities:
Forward foreign currency exchange contracts	10,441	—	10,441	—	4,270	—	4,270	—
Interest rate swaps	111,057	—	111,057	—	83,428	—	83,428	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 29, 2020 and November 30, 2019.

The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

During the three months ended February 29, 2020, there were no transfers between the fair value measurement category levels.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of February 29, 2020 and November 30, 2019, accounts receivable sold to and held by the financial institution under this program were $23,749 and $32,472, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three months ended February 29, 2020 and February 28, 2019, discount fees were not material to the Company’s results of operations.

SYNNEX Japan, the Company’s Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of February 29, 2020 and November 30, 2019 were $1,476 and $2,856, respectively.

The Company also has other financing agreements in North America with financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 15 — Commitments and Contingencies for further information.

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 29, 2020	February 28, 2019
Net sales financed	$402,541	$410,188
Flooring fees(1)	2,782	2,651

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of February 29, 2020 and November 30, 2019, accounts receivable subject to flooring agreements were $42,039 and $69,637, respectively.

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	As of
	February 29, 2020	November 30, 2019
SYNNEX United States accounts receivable securitization arrangement	$259,800	$108,000
SYNNEX Japan credit facility - revolving line of credit component	6,476	5,936
SYNNEX United States credit agreement - revolving line of credit component	—	25,800
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX United States term loan credit agreement - current portion	90,000	90,000
Other borrowings	7,335	9,233
Borrowings, current	$423,611	$298,969

SYNNEX Japan credit facility - term loan component	$64,761	$63,921
SYNNEX United States credit agreement - term loan component	1,005,000	1,020,000
SYNNEX United States term loan credit agreement	1,620,000	1,642,500
Other term debt	130	298
Long-term borrowings, before unamortized debt discount and issuance costs	$2,689,891	$2,726,719
Less: unamortized debt discount and issuance costs	(7,751)	(8,452)
Long-term borrowings	$2,682,140	$2,718,267

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

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

SYNNEX Canada accounts receivable securitization arrangement

In Canada, the Company has an accounts receivable securitization program with a bank to provide additional capital for its operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100,000, or $74,778, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2020. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment by an additional CAD50,000, or $37,389. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $44,867, and when the unused portion exceeds CAD60,000, or $44,867, a fee of 0.40% on the first CAD25,000, or $18,694, of the unused portion and a fee of 0.55% per annum of the remaining unused commitment. As of both February 29, 2020 and November 30, 2019, there was no outstanding balance under this arrangement.

On March 2, 2020, the Company renewed this arrangement till May 2023.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $138,773. The credit agreement is comprised of a JPY7,000,000, or $64,761, term loan and a JPY8,000,000, or $74,012, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

Concentrix India revolving lines of credit facilities

The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. The Company guarantees the obligations under these credit facilities. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either February 29, 2020 or November 30, 2019.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

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

SYNNEX United States term loan credit agreement

The Company has a secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions in the original principal amount of $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. The outstanding principal amount of the term loans is payable in quarterly installments of $22,500, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $37,389. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both February 29, 2020 and November 30, 2019, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of February 29, 2020, commitments for these revolving credit facilities aggregated $73,836. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by the Company or secured by eligible accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 29, 2020 exchange rates.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Future principal payments

As of February 29, 2020, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2020 (remaining nine months)	$386,059
2021	214,943
2022	1,050,000
2023	1,462,500
$3,113,502

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $37,692 for the three months ended February 29, 2020, and $43,642 for the three months ended February 28, 2019. The variable interest rates ranged between 0.77% and 5.25% during the three months ended February 29, 2020 and between 0.7% and 11.38% during the three months ended February 28, 2019.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 29, 2020, the Company was in compliance with all material covenants for the above arrangements.

NOTE 9—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 29, 2020	February 28, 2019
Basic earnings per common share:
Net income	$122,584	$87,106
Less: net income allocated to participating securities(1)	(1,487)	(789)
Net income attributable to common stockholders	$121,097	$86,317

Weighted-average number of common shares - basic	50,815	50,706

Basic earnings per common share	$2.38	$1.70

Diluted earnings per common share:
Net income	$122,584	$87,106
Less: net income allocated to participating securities(1)	(1,478)	(786)
Net income attributable to common stockholders	$121,106	$86,320

Weighted-average number of common shares - basic	50,815	50,706
Effect of dilutive securities:
Stock options and restricted stock units	417	221
Weighted-average number of common shares - diluted	51,232	50,927

Diluted earnings per common share	$2.36	$1.69
Anti-dilutive shares excluded from diluted earnings per share calculation	15	151

(1)	Restricted stock awards granted to employees by the Company are considered participating securities.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended February 29, 2020
Revenue	$4,081,024	$1,188,619	$(5,446)	$5,264,198
External revenue	4,081,024	1,183,173		5,264,198
Operating income	100,445	88,211	—	188,655
Three months ended February 28, 2019
Revenue	$4,080,684	$1,173,271	$(4,502)	$5,249,453
External revenue	4,080,684	1,168,769		5,249,453
Operating income	101,372	60,591	—	161,963
Total assets as of February 29, 2020	$9,811,099	$5,151,513	$(3,235,558)	$11,727,054
Total assets as of November 30, 2019	$10,312,512	$4,645,475	$(3,260,027)	$11,697,960

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

Geographic information

The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the Concentrix legal entity that is party to the client contract. Shown below are the countries that accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenue:
United States	$3,311,241	$3,351,707
Others	1,952,957	1,897,746
Total	$5,264,198	$5,249,453

	As of
	February 29, 2020	November 30, 2019
Property and equipment, net:
United States	$285,257	$287,679
Philippines	62,520	63,421
Others	227,995	218,799
Total	$575,772	$569,899

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both February 29, 2020 and November 30, 2019, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of February 29, 2020. These shares are owned by the following entities:

As of February 29, 2020
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 188 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 187 shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.7% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended
	February 29, 2020	February 28, 2019
Purchases of inventories and services	$43,245	$36,144
Sale of products to MiTAC Holdings and affiliates	312	160
Reimbursements received (payment made) for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates, net	(30)	—

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	February 29, 2020	November 30, 2019
Receivable from related parties (included in Accounts receivable, net)	$3,460	$4,405
Payable to related parties (included in Accounts payable)	17,619	23,179

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

NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three months ended February 29, 2020 and February 28, 2019, the Company contributed $16,420 and $11,120, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of February 29, 2020 and November 30, 2019, the deferred compensation liability balance was $5,429 and $5,389, respectively.

Defined Benefit Plans

The Company has defined benefit pension or retirement plans for eligible employees in certain foreign subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company has a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (“the cash balance plan”). The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund. The plan assumptions are evaluated annually and are updated as deemed necessary.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

During the three months ended February 29, 2020 and February 28, 2019, net periodic pension costs were $3,393 and $2,580, respectively, and the Company’s contribution was $168 and $1,377, respectively. The plans were underfunded by $117,087 and $116,675 as of February 29, 2020 and November 30, 2019, respectively.

NOTE 13—EQUITY:

Share repurchase program

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During the three months ended February 29, 2020, the Company did not repurchase any shares. As of February 29, 2020, the Company had repurchased 840 shares at a total cost of $81,172. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. On March 24, 2020, the Company announced the suspension of further share repurchases.

Dividends

On March 24, 2020, as a result of the unpredictable economic environment due to the impact of the COVID-19 pandemic, the Company announced the suspension of its quarterly dividend.

NOTE 14—LEASES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2034. The Company’s finance leases are not material.

The following table presents the various components of lease costs.

For the three months ended February 29, 2020:
Operating lease cost	$65,690
Short-term lease cost	3,547
Variable lease cost	13,351
Sublease income	(53)
Total operating lease cost	$82,535

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.as of February 29, 2020:

Fiscal Years Ending November 30,
2020 (remaining nine months)	$160,508
2021	180,734
2022	140,585
2023	101,106
2024	70,363
Thereafter	75,169
Total payments	$728,465
Less: imputed interest*	100,352
Total present value of lease payments	$628,113

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

As of February 29, 2020, the Company had $1,405 of future payments under additional leases, primarily for corporate facilities that had not yet commenced. These leases will commence in 2020, with lease terms ranging from 3 to 5 years.

During the three months ended February 28, 2019, rent expense was $64,427. Sublease income was immaterial.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The following amounts were recorded in the Company's Consolidated Balance Sheet as of February 29, 2020:

Operating leases	Balance sheet location	February 29, 2020
Operating lease ROU assets	Other assets, net	$568,210
Current operating lease liabilities	Other accrued liabilities	173,609
Non-current operating lease liabilities	Other long-term liabilities	454,504

The following table presents supplemental cash flow information related to the Company's operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Cash flow information	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities	$55,960
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	31,726

The weighted-average remaining lease term and discount rate as of February 29, 2020 were as follows:

Operating lease term and discount rate	Operating Leases
Weighted-average remaining lease term (years)	4.37
Weighted-average discount rate	7.10%

Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of November 30, 2019 were as follows:

Fiscal Years Ending November 30,
2020	$213,649
2021	174,611
2022	132,778
2023	96,084
2024	66,753
Thereafter	71,351
Total minimum lease payments	$755,226

NOTE 15— COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of February 29, 2020 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 7 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 29, 2020 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

NOTE 16— SUBSEQUENT EVENT:

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. Several countries and states and counties within the United States have declared temporary closures, which has impacted the ability of many of the Company’s worldwide staff to work, including in India and the Philippines where the Concentrix segment

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 29, 2020 and February 28, 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

has large concentrations of employees performing critical operations. The Company suppliers in the Technology Solutions segment are experiencing delays in the production and export of their products, and there has been an impact on the Company’s logistic operations. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including the Company’s ability to execute its business strategies and initiatives in the expected time frame, will depend on future country and state restrictions regarding virus containment, accessibility to the Company’s delivery and operations locations, the pace at which the Company is able to ramp back to seasonal business levels and the impact to the Company’s partners’ and customers’ businesses. An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company’s business, its plans to separate the Concentrix segment into an independent public company, the results of operations, access to sources of liquidity, the carrying value of goodwill and intangible assets, and financial condition. While this business disruption is expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The Company anticipates this will have a material impact on its business, results of operations, financial position and cash flows in the second fiscal quarter of 2020 which may also continue into the third quarter or beyond.

In addition, the separation of the Concentrix segment into an independent public company, as previously announced on January 9, 2020, will be delayed with the focus on managing the impact of the COVID-19 pandemic on the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report. Amounts in certain tables may not add or compute due to rounding.

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the impact of COVID-19, market trends, our business model and our services, our business and market strategy, our proposed separation of SYNNEX and Concentrix, including the timing and impact thereof, future growth, including expansion of our product and service lines, our employee hiring; and retention of the ownership interest of MiTAC Holdings Corporation (“MiTAC Holdings”), in us and its impact, our revenue, including our products revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, our data center and contact center operations, use of technology at contact centers, ability to manage and communicate with international resources, scalability of customer management solutions, ability to meet demand, managing inventory and our shipping costs, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, and our investments in working capital and personnel. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the impact of COVID-19 or coronavirus, or other pandemics, and the impact of related governmental, individual and business responses, including the ability of our staff to travel to work, our ability to maintain adequate inventories, delivery capabilities, the impact on our customers and supply chain, and the impact on demand in general, the proposed separation, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics (“CE”), industries, fluctuations in general economic and market conditions, change in the market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a Fortune 200 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer experience to a broad range of enterprises. We are organized to provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, information technology (“IT”) systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics (“CE”) and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offers a portfolio of technology-infused strategic solutions and end-to-end business services focused on customer experience, process optimization, technology innovation, front and back-office automation and business transformation to clients in five primary industry verticals.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transport, all of which are uncertain and cannot be predicted. More than half our Concentrix segment work force, which includes India and the Philippines, our largest countries of operations by headcount, reside in areas that are under “shelter-in-place” restrictions by various governments worldwide, limiting their ability to work. Original equipment manufacturers (“OEM”) vendors of our Technology Solutions segment are experiencing delays in the production and export of their products, and there has been an impact on our logistic operations. We cannot at this time accurately predict what effects these conditions will have on our operations, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity and duration of the pandemic, the effect on our customers and customer demand and the length of the restrictions and closures imposed by various governments or the labor rules regarding continuation of pay that will apply across those various governments. However, we expect to see a material impact to our revenue, earnings and cash flows due to the COVID-19 pandemic in the second quarter, which may also continue into the third quarter or beyond. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. In addition, the execution of our previously announced plan to separate our Concentrix segment into an independent publicly-traded company will be considered only after we, the economy and capital markets at large recover from the pandemic.

In our Technology Solutions segment, we distribute more than 40,000 technology products (as measured by active SKUs) from more than 400 IT, CE and OEM, suppliers, to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan, Mexico and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications and, security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers (“VARs”), corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare, and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers' workloads and data center environments.

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

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific, Europe and Africa. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of February 29, 2020, we had over 240,000 full-time and temporary employees worldwide.

Critical Accounting Policies and Estimates

During the three months ended February 29, 2020, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

See Note 2 to our Consolidated Financial Statements for impact of adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, which revises various aspects of accounting for lease arrangements.

Acquisitions

We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business, we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint. In our Concentrix segment, we seek to enhance our capabilities and domain expertise in our key verticals, expand our geographic footprint and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our customers.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended
Statements of Operations Data:	February 29, 2020	February 28, 2019
Products revenue	77.52%	77.74%
Services revenue	22.48	22.26
Total revenue	100.00	100.00
Cost of products revenue	(72.68)	(73.02)
Cost of services revenue	(14.06)	(14.05)
Gross profit	13.27	12.93
Selling, general and administrative expenses	(9.68)	(9.85)
Operating income	3.58	3.09
Interest expense and finance charges, net	(0.69)	(0.79)
Other income (expense), net	0.05	(0.01)
Income before income taxes	2.94	2.28
Provision for income taxes	(0.61)	(0.62)
Net income	2.33%	1.66%

In addition to the impact of COVID-19, in the second half of 2020, we expect a decrease in our products revenue of approximately $1.2 billion due to a customer moving to a consignment model where we will provide integration services on an agency basis.

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 29, 2020 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income adjusted to exclude acquisition-related and integration expenses, restructuring costs and amortization of intangible assets.
•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•	Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) which is non-GAAP operating income, as defined above, plus depreciation.
•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition-related and integration expenses, and (ii) amortization of intangible assets.

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. These non-GAAP financial measures also exclude amortization of intangible assets. Our acquisition activities have resulted in the recognition of intangible assets which consist primarily of customer relationships, vendor lists and technology. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our statements of operations within each segment. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the sale of our products and the services performed for our clients. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments which neither relate to the ordinary course of the our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. As these non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures and should be used as a complement to, and in conjunction with data presented in accordance with GAAP.

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	February 29, 2020	February 28, 2019
	(in thousands, except per share amounts)
Consolidated
Revenue	$5,264,198	$5,249,453
Foreign currency translation	8,194
Revenue in constant currency	$5,272,392	$5,249,453

Operating income	$188,655	$161,963
Acquisition-related and integration expenses	15,070	27,849
Amortization of intangibles	47,166	52,857
Non-GAAP operating income	$250,891	$242,669
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	37,537	41,517
Adjusted OIBDA	$288,428	$284,186

Operating margin	3.58%	3.09%
Non-GAAP operating margin	4.77%	4.62%

Diluted EPS	$2.36	$1.69
Acquisition-related and integration expenses	0.30	0.54
Amortization of intangibles	0.91	1.03
Income taxes related to the above (1)	(0.31)	(0.43)
Non-GAAP diluted EPS	$3.26	$2.84

Technology Solutions
Revenue	$4,081,024	$4,080,684
Foreign currency translation	675
Revenue in constant currency	$4,081,699	$4,080,684

Operating income	$100,445	$101,372
Acquisition-related and integration expenses	—	332
Amortization of intangibles	10,188	10,994
Non-GAAP operating income	$110,633	$112,698
Depreciation	5,876	5,369
Adjusted OIBDA	$116,509	$118,067

Operating margin	2.46%	2.48%
Non-GAAP operating margin	2.71%	2.76%

Concentrix
Revenue	$1,188,619	$1,173,271
Foreign currency translation	7,519
Revenue in constant currency	$1,196,138	$1,173,271

Operating income	$88,211	$60,591
Acquisition-related and integration expenses	15,070	27,517
Amortization of intangibles	36,978	41,863
Non-GAAP operating income	$140,259	$129,971
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	31,661	36,148
Adjusted OIBDA	$171,920	$166,119

Operating margin	7.42%	5.16%
Non-GAAP operating margin	11.80%	11.08%

(1)	The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods.

Three Months Ended February 29, 2020 and February 28, 2019

Revenue

	Three Months Ended		Percent
	February 29, 2020	February 28, 2019	Change
	(in thousands)
Revenue	$5,264,198	$5,249,453	0.3%
Technology Solutions revenue	4,081,024	4,080,684	0.0%
Concentrix revenue	1,188,619	1,173,271	1.3%
Inter-segment elimination	(5,446)	(4,502)

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

Revenue in our Technology Solutions segment increased marginally during the three months ended February 29, 2020 compared to the prior year period, due to broad-based growth across our product portfolio, primarily in the United States, largely offset by a decrease in our project and integration-based solutions.

Revenue in our Concentrix segment increased during the three months ended February 29, 2020 compared to the prior year period, primarily due to growth in client volumes across several industry verticals, which was partially offset by the translation effect of foreign currencies.

Gross Profit

	Three Months Ended		Percent
	February 29, 2020	February 28, 2019	Change
	(in thousands)
Gross profit	$698,345	$678,921	2.9%
Gross margin	13.27%	12.93%
Technology Solutions gross profit	$255,105	$247,567	3.0%
Technology Solutions gross margin	6.25%	6.07%
Concentrix gross profit	$445,190	$433,309	2.7%
Concentrix gross margin	37.45%	36.93%
Inter-segment elimination	$(1,949)	$(1,955)

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

Technology Solutions gross profit and margin increased, during the three months ended February 29, 2020, as compared to the prior year period, driven by strong world-wide distribution demand, which was slightly offset by lower revenue and margins in our larger projects and integration-based solutions.

Concentrix gross profit and margin increased during the three months ended February 29, 2020, as compared to the prior year period, primarily due to volume growth in revenue in several of our key industry verticals. This increase was partially offset by net unfavorable foreign currency translation.

Selling, General and Administrative Expenses

	Three Months Ended		Percent
	February 29, 2020	February 28, 2019	Change
	(in thousands)
Selling, general and administrative expenses	$509,690	$516,958	(1.4)%
Percentage of revenue	9.68%	9.85%
Technology Solutions selling, general and administrative expenses	$154,660	$146,195	5.8%
Percentage of Technology Solutions revenue	3.79%	3.58%
Concentrix selling, general and administrative expenses	$356,979	$372,718	(4.2)%
Percentage of Concentrix revenue	30.03%	31.77%
Inter-segment elimination	$(1,949)	$(1,955)

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

During the three months ended February 29, 2020, selling, general and administrative expenses in our Technology Solutions segment increased in absolute dollars and as a percentage of revenue compared to the prior year period, primarily due to an increase in investments in our associates, partially offset by a decrease in amortization of intangible assets and acquisition-related and integration expenses.

Concentrix selling, general and administrative expenses during the three months ended February 29, 2020, decreased in absolute dollars and as a percentage of revenue, compared to the prior year period, primarily due to a decrease in the amortization of intangible assets by $4.8 million, a decrease in depreciation of $4.8 million and a decrease in acquisition-related and integration expenses of $12.4 million as the integration and facility rationalization related to the Convergys acquisition in fiscal 2018 near completion.

Operating Income

	Three Months Ended		Percent
	February 29, 2020	February 28, 2019	Change
	(in thousands)
Operating income	$188,655	$161,963	16.5%
Operating margin	3.58%	3.09%
Technology Solutions operating income	$100,445	$101,372	(0.9)%
Technology Solutions operating margin	2.46%	2.48%
Concentrix operating income	$88,211	$60,591	45.6%
Concentrix operating margin	7.42%	5.16%

Operating income in our Technology Solutions segment decreased marginally during the three months ended February 29, 2020, compared to the prior year period, due to lower volumes in our larger projects and integration-based business, as well as wage growth.

Operating income and margin in our Concentrix segment increased during the three months ended February 29, 2020, compared to the prior year period, due to revenue growth and lower acquisition-related and integration expenses, the amortization of intangible assets and depreciation, as compared to the prior year period.

Interest Expense and Finance Charges, Net

	Three Months Ended		Percent
	February 29, 2020	February 28, 2019	Change
	(in thousands)
Interest expense and finance charges, net	$36,376	$41,606	(12.6)%
Percentage of revenue	0.69%	0.79%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

During the three months ended February 29, 2020, our interest expense and finance charges, net, decreased compared to the prior year period, due to lower interest expense as a result of approximately $400.0 million of paydown of our debt during fiscal year 2019 as well as a lower interest rate environment. $2.0 billion of our outstanding borrowings of $3.1 billion at February 29, 2020 have been economically converted to fixed-rate debt through interest rate swaps, resulting in an average borrowing cost of approximately 4.2% for the three months ended February 29, 2020.

Other Income (Expense), Net

	Three Months Ended		Percent
	February 29, 2020	February 28, 2019	Change
	(in thousands)
Other income (expense), net	$2,380	$(695)	442.4%
Percentage of revenue	0.05%	(0.01)%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses, such as changes in the fair value of convertible debt conversion spread, and settlements received from class actions lawsuits.

During the three months ended February 29, 2020, net other income (expense) increased from net other (expense) of $0.7 million in the prior year period to net other income of $2.4 million primarily due to a $3.5 million gain upon reversal of certain tax indemnification provisions set up at the time of disposition of a subsidiary in a prior year.

Provision for Income Taxes

	Three Months Ended		Percent
	February 29, 2020	February 28, 2019	Change
	(in thousands)
Provision for income taxes	$32,075	$32,556	(1.5)%
Percentage of income before income taxes	20.74%	27.21%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.

During the three months ended February 29, 2020, both our income tax expense and effective tax rate decreased in absolute dollars compared to the prior year period, due to the tax benefit received by us from exercising of stock options by employees and the reversal of uncertain tax positions.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		February 29, 2020	February 28, 2019
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue (products and services)	(a)	$5,264,198	$5,249,453
Accounts receivable, including receivable from related parties	(b)	3,294,218	3,167,301
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	57	54

Days inventory outstanding ("DIO")
Cost of revenue (products and services)	(d)	$4,565,854	$4,570,532
Inventories	(e)	2,710,251	2,430,392
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	54	48

Days payable outstanding ("DPO")
Cost of revenue (products and services)	(g)	$4,565,854	$4,570,532
Accounts payable, including payable to related parties	(h)	2,589,888	2,187,706
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	52	43

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	59	59

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Concentrix working capital is primarily comprised of accounts receivable. Our cash conversion cycle of 59 days as of February 29, 2020 was impacted primarily by an increase in DSO and DIO in our Technology Solutions project and integration business. These increases were partially offset by higher DPO due to timing.

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

Net cash provided by operating activities was $58.1 million during the three months ended February 29, 2020, primarily due to net income of $122.6 million, adjustments for non-cash items of $91.0 million, and decreases in accounts receivable of $619.3 million and receivables from vendors of $67.6 million. These cash inflows were substantially offset by an increase in inventories of $162.8 million, a decrease in accounts payable of $613.8 million, and a net change in other operating assets and liabilities of $65.7 million. The decrease in accounts receivable and payable was primarily due to lower revenue in our Technology Solutions segment during the three months ended February 29, 2020 following a seasonally high fourth quarter of fiscal year 2019. The decrease in accounts payable was also impacted by timing of payments. These decreases were partially offset by increases in Concentrix accounts receivable due to timing of payments. The increase in inventories was primarily due to timing of shipments in our systems design and integration solutions business. The adjustments for non-cash items consist primarily of amortization and depreciation, share-based compensation expense, provision for doubtful accounts, and deferred tax benefit.

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

Net cash used in investing activities during the three months ended February 29, 2020 was $54.3 million, primarily due to capital expenditures of $51.9 million related to infrastructure investments to support growth in both of our business segments.

Net cash used in investing activities during the three months ended February 28, 2019 was $29.5 million, primarily due to capital expenditures of $28.8 million related to infrastructure investments to support growth in both of our business segments.

Net cash provided by financing activities during the three months ended February 29, 2020 was $67.6 million, consisting primarily of net proceeds from our borrowing arrangements of $88.1 million to finance working capital, partially offset by $20.7 million of dividend payments.

Net cash used in financing activities during the three months ended February 28, 2019 was $27.1 million, consisting primarily of $19.2 million of dividends and $13.3 million of net repayments under our borrowing arrangements. During the three months ended February 28, 2019 the Company drew the last tranche of $250.0 million under a term loan facility obtained in fiscal year 2018 for the Convergys acquisition for the settlement of the remaining amount of convertible debentures assumed as part of the acquisition and the remainder was used for working capital.

Capital Resources

Our cash and cash equivalents totaled $296.2 million and $225.5 million as of February 29, 2020 and November 30, 2019, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $219.6 million and $219.7 million as of February 29, 2020 and November 30, 2019, respectively. Our cash and cash equivalents held by foreign subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

We believe that our available cash and cash equivalents balances, cash flows from operations and our existing sources of liquidity will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

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

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of February 29, 2020 and November 30, 2019, $259.8 million and $108.0 million, respectively, was outstanding under the U.S. AR Arrangement.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $74.8 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 10, 2020. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $37.4 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 2.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $44.9 million, and when the unused portion exceeds CAD60.0 million, or $44.9 million, a fee of 0.40% on the first CAD25.0 million, or $18.7 million, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both February 29, 2020 and November 30, 2019, there was no outstanding balance under this arrangement. On March 2, 2020, we renewed this arrangement through May 2023.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $138.8 million. The credit agreement is comprised of a JPY7.0 billion, or $64.8 million, term loan and a JPY8.0 billion, or $74.0 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of February 29, 2020 and November 30, 2019, the balances outstanding under the term loan component of these facilities were $64.8 million and $63.9 million, respectively. Balances outstanding under the revolving credit facilities were $6.5 million and $5.9 million as of February 29, 2020 and November 30, 2019, respectively.

Indian subsidiaries of our Concentrix segment have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. We guarantee the obligations under these credit facilities. These credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either February 29, 2020 or November 30, 2019.

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of both February 29, 2020 and November 30, 2019, the balance outstanding under the term loan component of the U.S. Credit Agreement was $1.1 billion. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of February 29, 2020. As of November 30, 2019, the balance outstanding under the revolving line of credit component of the U.S. Credit Agreement was $25.8 million.

We have a secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, in the original principal amount of $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023.The outstanding principal amount of the term loans is payable in quarterly installments of $22.5 million, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of both February 29, 2020 and November 30, 2019, the balance outstanding under the U.S. Term Loan Credit Agreement was $1.7 billion.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to 50.0 million, or $37.4 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both February 29, 2020 and November 30, 2019, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of February 29, 2020, commitments for these revolving credit facilities aggregated $73.8 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible accounts receivable. As of February 29, 2020 and November 30, 2019, the balances outstanding under these revolving credit facilities were $5.3 million and $6.0 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 29, 2020 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At February 29, 2020 and November 30, 2019, we had a total of $25.2 million and $35.3 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 29, 2020, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, payments for our operating lease commitments and repatriation tax under the TCJA which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt and operating lease arrangements. As of February 29, 2020, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. For more information on our future minimum rental obligations under non-cancellable lease agreements as of February 29, 2020, see Note 14 to the Consolidated Financial Statements.

Guarantees

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through February 29, 2020 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of February 29, 2020 and November 30, 2019, accounts receivable subject to flooring arrangements was $42.0 million and $69.6 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 7 to the Consolidated Financial Statements.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both February 29, 2020 and November 30, 2019, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of February 29, 2020
(in thousands)
MiTAC Holdings(1)	5,240
Synnex Technology International Corp.(2)	3,860
Total	9,100

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 188 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 187 thousand shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.7% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $43.2 million and $36.1 million during the three months ended February 29, 2020 and February 28, 2019, respectively. Our sales to MiTAC Holdings and its affiliates totaled $0.3 million and $0.5 million during the three months ended February 29, 2020 and February 28, 2019, respectively. In addition, we paid reimbursements for rent and overhead costs for the use of facilities of MiTAC Holdings and its affiliates amounting to $30.0 thousand during the three months ended February 29, 2020. There were no reimbursements during the three months ended February 28, 2019.

As of February 29, 2020 and November 30, 2019, our payables to MiTAC Holdings and its affiliates were $17.6 million and $23.2 million, respectively. As of February 29, 2020 and November 30, 2019, our receivables from MiTAC Holdings and its affiliates were $3.5 million and $4.4 million, respectively.

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

Recently Issued Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, see Note 2 -- Summary of Significant Accounting Policies to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk during the three months ended February 29, 2020 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I-Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. In addition, the risk to our business from the impact of the COVID-19 pandemic and the United Kingdom’s withdrawal from the European Union are set forth below:

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of coronavirus, COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, the effect on our customers and clients and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our customers’ and clients’ offices and facilities all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our plans to separate our Concentrix segment into an independent public company, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, our financial condition and our stock price.

The United Kingdom’s withdrawal from the European Union (“EU”) could adversely impact our business, results of operations and financial condition.

On January 31, 2020, the United Kingdom left the EU (“Brexit”). The United Kingdom and EU are now in a transitional period during which the United Kingdom will maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members, and remain subject to EU law, until December 31, 2020.

The uncertainty regarding the status of Brexit has negatively impacted the United Kingdom’s and the EU’s economies. This negative impact will likely continue until the United Kingdom and EU reach and implement a definitive resolution on their future trading relationship. Any additional impact of Brexit will depend on the terms of such resolution. Even if the United Kingdom maintains access to the EU single market and trade deals following the transition period, Brexit could result in further economic downturn globally. If the United Kingdom ultimately loses access to the EU single market and trade deals, significant market and economic disruption would likely occur, our customer experience, service quality and international operations would likely be negatively impacted, and the demand for our services could be depressed. Additionally, we may face new regulations regarding trade, tax, security and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. Brexit could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound.

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1#	Amendment No. 1 to SYNNEX Corporation's 2020 Stock Incentive Plan

10.2	Seventeenth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: April 7, 2020

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)