Form 10-Q
period 2020-05-31
SYNNEX CORP
filed 2020-07-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 2, 2020
Common Stock, $0.001 par value	51,494,723

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

(unaudited)

	May 31, 2020	November 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,112,556	$225,529
Accounts receivable, net	3,215,370	3,926,709
Receivables from vendors, net	310,993	368,505
Inventories	3,033,320	2,547,224
Other current assets	296,381	385,024
Total current assets	7,968,621	7,452,992
Property and equipment, net	563,346	569,899
Goodwill	2,234,068	2,254,402
Intangible assets, net	1,060,510	1,162,212
Deferred tax assets	117,621	97,539
Other assets, net	694,994	160,917
Total assets	$12,639,159	$11,697,960

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$159,440	$298,969
Accounts payable	3,405,317	3,149,443
Accrued compensation and benefits	373,539	402,771
Other accrued liabilities	1,281,969	723,716
Income taxes payable	9,031	32,223
Total current liabilities	5,229,297	4,607,122
Long-term borrowings	2,645,477	2,718,267
Other long-term liabilities	715,635	361,911
Deferred tax liabilities	214,370	222,210
Total liabilities	8,804,778	7,909,510
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 53,305 and 53,154 shares issued as of May 31, 2020 and November 30, 2019, respectively	53	53
Additional paid-in capital	1,566,764	1,545,421
Treasury stock, 2,453 and 2,399 shares as of May 31, 2020 and November 30, 2019, respectively	(178,609)	(172,627)
Accumulated other comprehensive income (loss)	(337,276)	(209,077)
Retained earnings	2,783,449	2,624,680
Total stockholders' equity	3,834,381	3,788,450
Total liabilities and equity	$12,639,159	$11,697,960

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenue:
Products	$4,470,928	$4,567,072	$8,551,952	$8,647,757
Services	1,061,711	1,155,816	2,244,884	2,324,585
Total revenue	5,532,639	5,722,889	10,796,836	10,972,341
Cost of revenue:
Products	(4,196,312)	(4,297,096)	(8,022,232)	(8,130,213)
Services	(718,514)	(727,324)	(1,458,447)	(1,464,739)
Gross profit	617,812	698,468	1,316,157	1,377,389
Selling, general and administrative expenses	(506,088)	(523,813)	(1,015,778)	(1,040,771)
Operating income	111,724	174,655	300,379	336,618
Interest expense and finance charges, net	(33,921)	(43,144)	(70,297)	(84,750)
Other income (expense), net	1,466	21,546	3,847	20,851
Income before income taxes	79,270	153,057	233,929	272,719
Provision for income taxes	(22,310)	(38,584)	(54,385)	(71,140)
Net income	$56,960	$114,473	$179,544	$201,579
Earnings per common share:
Basic	$1.11	$2.24	$3.49	$3.94
Diluted	$1.10	$2.23	$3.47	$3.92
Weighted-average common shares outstanding:
Basic	50,849	50,675	50,832	50,691
Diluted	51,047	50,939	51,137	50,933

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(currency in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net income	$56,960	$114,473	$179,544	$201,579
Other comprehensive income (loss):
Change in unrealized gains (losses) of defined benefit plans, net of taxes of $0 for the three and six months ended May 31, 2020 and 2019	—	—	217	307
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $6,210 and $16,174 for the three and six months ended May 31, 2020, respectively, and $10,288 and $15,884 for the three and six months ended May 31, 2019, respectively	(24,429)	(30,654)	(49,413)	(47,670)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of ($904) and ($557) for the three and six months ended May 31, 2020, respectively, and $1,231 and $2,120 for three and six months ended May 31, 2019, respectively	2,833	(3,466)	1,638	(6,016)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(21,596)	(34,119)	(47,775)	(53,686)
Foreign currency translation adjustments, net of taxes of $148 and $294 for the three and six months ended May 31, 2020, respectively, and $174 and ($24) for the three and six months ended May 31, 2019, respectively	(61,723)	(27,042)	(80,641)	(6,939)
Other comprehensive income (loss)	(83,319)	(61,161)	(128,199)	(60,318)
Comprehensive income (loss)	$(26,359)	$53,312	$51,345	$141,261

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Total Stockholders' equity, beginning balance	$3,855,688	$3,510,442	$3,788,450	$3,435,054

Common stock and additional paid-in capital:
Beginning balance	1,558,226	1,519,576	1,545,474	1,512,254
Share-based compensation	7,423	6,478	16,212	13,085
Common stock issued for employee benefit plans	1,168	1,383	5,131	2,205
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	—	—	—	(107)
Ending balance	1,566,817	1,527,436	1,566,817	1,527,436

Treasury stock:
Beginning balance	(175,107)	(150,242)	(172,627)	(149,533)
Repurchases of common stock for tax withholdings on equity awards	(97)	(176)	(2,577)	(885)
Repurchases of common stock	(3,405)	(15,184)	(3,405)	(15,184)
Ending balance	(178,609)	(165,601)	(178,609)	(165,601)

Retained earnings:
Beginning balance	2,726,525	2,268,508	2,624,680	2,198,621
Net income	56,960	114,473	179,544	201,579
Cash dividends declared	(36)	(19,202)	(20,775)	(38,376)
Cumulative effect of changes in accounting principles	—	—	—	1,955
Ending balance	2,783,449	2,363,779	2,783,449	2,363,779

Accumulated other comprehensive income (loss):
Beginning balance	(253,957)	(127,399)	(209,077)	(126,288)
Other comprehensive income (loss)	(83,319)	(61,161)	(128,199)	(60,318)
Cumulative effect of changes in accounting principles	—	—	—	(1,955)
Ending balance	(337,276)	(188,561)	(337,276)	(188,561)

Total stockholders' equity, ending balance	$3,834,381	$3,537,053	$3,834,381	$3,537,053

Cash dividends declared per share	$—	$0.375	$0.400	$0.750

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Six Months Ended
	May 31, 2020	May 31, 2019
Cash flows from operating activities:
Net income	$179,544	$201,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	167,184	189,839
Share-based compensation	16,212	13,085
Provision for doubtful accounts	39,859	9,813
Deferred income taxes	(11,305)	(14,222)
Contingent consideration	—	(19,034)
Unrealized foreign exchange (gains) losses	(4,240)	3,552
Other	6,607	7,314
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	621,684	176,358
Receivables from vendors, net	59,919	1,525
Inventories	(495,572)	(214,317)
Accounts payable	227,221	(290,303)
Other operating assets and liabilities	419,366	(112,570)
Net cash provided by (used in) operating activities	1,226,481	(47,380)
Cash flows from investing activities:
Purchases of property and equipment	(84,620)	(60,412)
Acquisition of businesses	(2,635)	(6,235)
Other	(4,704)	726
Net cash used in investing activities	(91,960)	(65,921)
Cash flows from financing activities:
Proceeds from borrowings, net of debt discount and issuance costs	3,543,446	3,877,963
Repayments of borrowings	(3,756,839)	(3,895,664)
Dividends paid	(20,775)	(38,376)
Decrease in book overdraft	(2,627)	(703)
Repurchases of common stock	(3,405)	(14,256)
Proceeds from issuance of common stock	5,131	2,206
Repurchases of common stock for tax withholdings on equity awards	(2,577)	(885)
Other	—	(107)
Net cash used in financing activities	(237,646)	(69,820)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,875)	(2,330)
Net increase (decrease) in cash, cash equivalents and restricted cash	886,000	(185,450)
Cash, cash equivalents and restricted cash at beginning of period	231,149	462,033
Cash, cash equivalents and restricted cash at end of period	$1,117,149	$276,583
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$4,642	$4,835
Supplemental disclosure of non-cash financing activities:
Unsettled common stock repurchases	$—	$928

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a business process services company headquartered in Fremont, California and has operations in North and South America, Asia-Pacific, Europe and Africa.

The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment provides a comprehensive range of distribution, logistics and integration solutions for the information technology (“IT”) industry. The Concentrix segment offers a portfolio of technology-infused strategic solutions and end-to-end global business outsourcing services focused on customer experience, process optimization, technology innovation, front and back-office automation and business transformation to clients in five primary industry verticals.

On January 9, 2020, the Company announced a plan to separate its Concentrix segment into an independent publicly-traded company. The transaction, which was delayed due to the focus on managing the economic impact of the COVID-19 pandemic, barring further economic disruption, is now expected to be completed in the fourth quarter of calendar year 2020. The plan is subject to current economic and capital market trends. The separation is intended to qualify as a tax-free transaction for federal income tax purposes for both the Company and its then current stockholders. Immediately following the separation, it is expected that the Company’s stockholders will own shares of both SYNNEX and Concentrix, at the same percentage ownership that they held of SYNNEX prior to the transaction. Completion of the separation will not require a stockholder vote but will be subject to customary closing conditions, including, among others, obtaining final approval from the Company’s Board of Directors, receipt of a favorable opinion with respect to the tax-free nature of the transaction for federal income tax purposes, and the effectiveness of a Form 10 registration statement with the Securities and Exchange Commission.

The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2020 and for the three and six months ended May 31, 2020 and 2019 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of November 30, 2019 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019. As described more fully in Note 16, as of May 31, 2020, due to the ongoing impact of the COVID-19 pandemic on the Company’s business, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Accounting pronouncements adopted during the six months ended May 31, 2020 are discussed below.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through May 31, 2020, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through May 31, 2020, such losses have been within management’s expectations.

One customer accounted for 19% and 17% of the Company’s total revenue during the three and six months ended May 31, 2020. The same customer accounted for 18% of the Company’s total revenue during both the three and six months ended May 31, 2019. Products

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12% of total revenue during both the three and six months ended May 31, 2020 and approximately 12% and 11% of total revenue during the three and six months ended May 31, 2019.

As of May 31, 2020 and November 30, 2019, one customer comprised 20% and 19%, respectively, of the consolidated accounts receivable balance.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is computed based on the weighted-average method. Inventories are comprised of finished goods and work-in-process. Finished goods include products purchased for resale, system components purchased for both resale and for use in the Company’s projects and integration-based completed systems. Work-in-process inventories are not material to the Consolidated Financial Statements.

Leases

The Company enters into leases as a lessee for property and equipment in the ordinary course of business. When procuring goods or services, or upon entering into a contract with its customers and clients, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, or the customer, if the Company is the lessor, has the right to control the use of that asset. Effective December 1, 2019, when the Company is the lessee, all leases with a term of more than 12 months are recognized as right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet. Lease liabilities are measured at the lease commencement date and determined using the present value of the lease payments not yet paid, at the Company’s incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.

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

Recently adopted accounting pronouncements

In February 2018, the Financial Accounting Standard Board (the “FASB”) issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases, with amendments in 2018 and 2019 codified as Accounting Standards Codification Topic 842, Leases. The Company adopted the guidance effective December 1, 2019, applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. The Company made a policy election to not recognize ROU assets and lease liabilities for short-term leases for all asset classes. The most significant impact of adoption to the Company’s Consolidated Financial Statements relates to the recognition of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability was equal to the present value of lease payments. The asset is based on the liability, and subject to adjustment, such as for initial direct costs. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee depends primarily on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern. Upon adoption, the Company recorded $591,129 of ROU assets and of $642,567 of liabilities relating to its operating leases on its Consolidated Balance Sheet. The adoption did not have an impact on the Company’s consolidated statements of operations or its consolidated statements of cash flows.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Recently issued accounting pronouncements

In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of the new guidance.

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

The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and six months ended May 31, 2020 and 2019, and the measurement-date fair value of those awards:

	Three Months Ended				Six Months Ended
	May 31, 2020		May 31, 2019		May 31, 2020		May 31, 2019
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Stock options	—	$—	—	$—	—	$—	17	$500
Restricted stock awards	30	2,138	16	1,654	36	2,983	26	2,609
Restricted stock units	1	48	—	—	1	73	51	4,765
	31	$2,186	16	$1,654	37	$3,056	94	$7,874

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and six months ended May 31, 2020 and 2019 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Total share-based compensation (recorded in selling, general and administrative expenses)	$7,466	$6,505	$16,326	$13,140
Tax benefit recorded in the provision for income taxes	(1,849)	(1,684)	(4,061)	(3,493)
Effect on net income	$5,617	$4,821	$12,265	$9,647

NOTE 4—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	May 31, 2020	November 30, 2019
Cash and cash equivalents	$1,112,556	$225,529
Restricted cash included in other current assets	4,593	5,620
Cash, cash equivalents and restricted cash	$1,117,149	$231,149

Restricted cash balances relate primarily to temporary restrictions caused by the timing of lockbox collections under borrowing arrangements, restrictions placed by banks as collateral for the issuance of bank guarantees and the terms of a government grant.

Accounts receivable, net:

	As of
	May 31, 2020	November 30, 2019
Accounts receivable	$3,287,484	$3,956,629
Less: Allowance for doubtful accounts	(72,114)	(29,920)
Accounts receivable, net	$3,215,370	$3,926,709

Receivables from vendors, net:

	As of
	May 31, 2020	November 30, 2019
Receivables from vendors	$314,893	$373,986
Less: Allowance for doubtful accounts	(3,900)	(5,481)
Receivables from vendors, net	$310,993	$368,505

Property and equipment, net:

	As of
	May 31, 2020	November 30, 2019
Land	$47,246	$47,494
Equipment, computers and software	531,667	503,240
Furniture and fixtures	113,425	111,408
Buildings, building improvements and leasehold improvements	446,363	428,180
Construction-in-progress	9,276	12,379
Total property and equipment, gross	$1,147,977	$1,102,702
Less: Accumulated depreciation	(584,631)	(532,803)
Property and equipment, net	$563,346	$569,899

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Depreciation expense was $36,000 and $73,692, respectively, for the three and six months ended May 31, 2020 and $42,601 and $84,118, respectively, for the three and six months ended May 31, 2019.

Goodwill:

	Technology Solutions	Concentrix	Total
Balance as of November 30, 2019	$425,076	$1,829,326	$2,254,402
Foreign exchange translation	(6,700)	(13,634)	(20,334)
Balance as of May 31, 2020	$418,376	$1,815,692	$2,234,068

Intangible assets, net:

	As of May 31, 2020			As of November 30, 2019
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,533,438	$(596,867)	$936,571	$1,546,349	$(522,083)	$1,024,266
Vendor lists	176,620	(74,111)	102,509	178,444	(66,954)	111,490
Technology	14,691	(10,294)	4,397	14,720	(8,998)	5,721
Other intangible assets	33,200	(16,167)	17,033	35,267	(14,532)	20,735
	$1,757,949	$(697,439)	$1,060,510	$1,774,780	$(612,567)	$1,162,212

Amortization expense was $46,326 and $93,492, respectively, for the three and six months ended May 31, 2020 and $52,864 and $105,721, respectively, for the three and six months ended May 31, 2019.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2020 (remaining six months)	$86,867
2021	173,532
2022	150,213
2023	131,762
2024	109,475
Thereafter	408,661
Total	$1,060,510

Other accrued liabilities:

	As of
	May 31, 2020	November 30, 2019
Customer advances and other customer liabilities	$493,512	$108,401
Current operating lease liabilities	177,686	—
Derivative instruments	149,296	87,406
Other accrued expenses and payables	461,475	527,909
	$1,281,969	$723,716

Other accrued expenses and payables includes accrued expenses, sales and value added tax accruals, sales return reserve, and other third-party liabilities.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plans, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2019	$(28,784)	$(46,932)	$(133,361)	$(209,077)
Other comprehensive income (loss) before reclassification	217	(49,413)	(80,641)	(129,837)
Reclassification of (gains) losses from Other comprehensive income (loss)	—	1,638	—	1,638
Balance as of May 31, 2020	$(28,567)	$(94,707)	$(214,003)	$(337,276)

Refer to Note 5 for the location of gains and losses reclassified from other comprehensive income (loss) to the Consolidated Statements of Operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustment and unrealized gains and losses on available-for-sale debt securities. Substantially, all of the balance at both November 30, 2019 and May 31, 2020 represents foreign currency translation adjustment.

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

Cash Flow Hedges

To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries with functional currencies that are not in U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the subsidiaries’ functional currencies. These instruments mature at various dates through May 2022. The Company also uses interest rate derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of Revenue from Services in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of “Cost of revenue” for “services” and/or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and Finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

Non-Designated Derivatives

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

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

  Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 6 — Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	May 31, 2020	November 30, 2019
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,226,618	$1,192,964
Other current assets	10,373	11,757
Other accrued liabilities	8,175	2,637
Interest rate swap (notional value)	$100,000	$100,000
Other assets, net	—	515
Other accrued liabilities	589	—
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$751,758	$563,654
Other current assets and other assets, net	13,967	14,523
Other accrued liabilities and other long-term liabilities	5,126	1,633
Interest rate swaps (notional value)	$1,500,000	$1,900,000
Other accrued liabilities	136,761	83,428

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

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

	Location of Gain (Loss)	Three Months Ended May 31,		Six Months Ended May 31,
	in Income	2020	2019	2020	2019

Revenue for services		$1,061,711	$1,155,816	$2,244,884	$2,324,585
Cost of revenue for services		(718,514)	(727,324)	(1,458,447)	(1,464,739)
Selling, general and administrative expenses		(506,088)	(523,813)	(1,015,778)	(1,040,771)
Interest expense and finance charges, net		(33,921)	(43,144)	(70,297)	(84,750)
Other income (expense), net		1,466	21,546	3,847	20,851

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$3,381	$277	$1,031	$6,712
Interest rate swaps		(34,020)	(41,219)	(66,618)	(70,265)
Total		$(30,639)	$(40,942)	$(65,587)	$(63,554)

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Revenue for services	$—	$24	$—	$16
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	3,148	4,128	7,755	7,448
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	1,436	1,692	3,455	3,153
Interest rate swaps
Gain (loss) reclassified from AOCI into income	Interest expense and finance charges, net	(8,320)	(1,147)	(13,405)	(2,480)
Total		$(3,736)	$4,697	$(2,195)	$8,137

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	$5,320	$7,291	$7,541	$9,943
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	(533)	(1,188)	(1,104)	(2,177)
Total		$4,787	$6,103	$6,437	$7,766

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $28,524.

Offsetting of Derivatives

The Company’s derivative instruments are generally governed by standard International Swaps and Derivatives Association, Inc. master agreements, which generally do not require the Company to post any collateral, and specify netting rights, and other customary provisions including events of defaults and termination rights. In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet, the total derivative asset and liability positions would have been reduced by $8,832 each as of May 31, 2020 and $6,003 each as of November 30, 2019.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. The Company manages the potential risk of credit losses through careful evaluation of counterparty credit standing and selection of counterparties from a limited group of financial institutions

NOTE 6—FAIR VALUE MEASUREMENTS:

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2020				As of November 30, 2019
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,770	$39,770	$—	$—	$37,760	$37,760	$—	$—
Marketable equity securities	2,940	2,940	—	—	2,834	2,834	—	—
Foreign government bond	1,223	1,223	—	—	1,228	1,228	—	—
Forward foreign currency exchange contracts	24,340	—	24,340	—	26,280	—	26,280	—
Interest rate swaps	—	—	—	—	515	—	515	—
Liabilities:
Forward foreign currency exchange contracts	$13,301	$—	$13,301	$—	$4,270	$—	$4,270	$—
Interest rate swaps	137,350	—	137,350	—	83,428	—	83,428	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2020 and November 30, 2019.

The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

During the six months ended May 31, 2020, there were no transfers between the fair value measurement category levels.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of May 31, 2020 and November 30, 2019, accounts receivable sold to and held by the financial institution under this program were $23,689 and $32,472, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and six months ended May 31, 2020 and 2019, discount fees were not material to the Company’s results of operations.

SYNNEX Japan, the Company’s Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of May 31, 2020 and November 30, 2019 were $6,637 and $2,856, respectively.

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

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net sales financed	$524,986	$492,552	$927,528	$902,741
Flooring fees(1)	3,091	3,176	5,873	5,826

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of May 31, 2020 and November 30, 2019, accounts receivable subject to flooring agreements were $53,272 and $69,637, respectively.

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	As of
	May 31, 2020	November 30, 2019
SYNNEX United States accounts receivable securitization arrangement	$—	$108,000
SYNNEX Japan credit facility - revolving line of credit component	—	5,936
SYNNEX United States credit agreement - revolving line of credit component	—	25,800
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX United States term loan credit agreement - current portion	90,000	90,000
Other borrowings	9,440	9,233
Borrowings, current	$159,440	$298,969

SYNNEX Japan credit facility - term loan component	$64,923	$63,921
SYNNEX United States credit agreement - term loan component	990,000	1,020,000
SYNNEX United States term loan credit agreement	1,597,500	1,642,500
Other term debt	111	298
Long-term borrowings, before unamortized debt discount and issuance costs	$2,652,534	$2,726,719
Less: unamortized debt discount and issuance costs	(7,057)	(8,452)
Long-term borrowings	$2,645,477	$2,718,267

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

SYNNEX United States accounts receivable securitization arrangement

In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Prior to the amendment in May 2020 that is described in this paragraph, under the terms of the U.S. AR Arrangement, which had a maturity date of May 2020, the Company’s subsidiary that is the borrower under this facility could borrow up to a maximum of $850,000 based upon eligible trade accounts receivable. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR would not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum, was payable on the adjusted commitment of the lenders. In May 2020, the U.S. AR Arrangement was amended to revise the maximum borrowing amount to $650,000 and to extend the maturity date of the U.S. AR Arrangement to May 2022. The program fee payable on the used portion of the lenders’ commitment, was modified to accrue at 1.25% per annum in the case of lender groups who fund their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who fund their advances based on LIBOR (subject to a 0.50% per annum floor). The amendment also modified the facility fee payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time. In addition, the U.S. AR Arrangement included an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150,000.

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

SYNNEX Canada accounts receivable securitization arrangement

In Canada, the Company has an accounts receivable securitization program with a bank to provide additional capital for its operations which was set to expire in May 2020. In March 2020, SYNNEX Canada Limited (“SYNNEX Canada”) renewed this agreement to mature in May 2023. Under the terms of this program, SYNNEX Canada can borrow up to CAD100,000, or $72,616, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment up to an additional CAD50,000, or $36,308. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $43,570, and when the unused portion exceeds CAD60,000, or $43,570, a fee of 0.55% per annum of the unused portion of the commitment. As of both May 31, 2020 and November 30, 2019, there was no outstanding balance under this arrangement.

The Company has guaranteed the performance obligations of SYNNEX Canada under this facility.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $139,121. The credit agreement is comprised of a JPY7,000,000, or $64,923, term loan and a JPY8,000,000, or $74,198, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

Concentrix India revolving lines of credit facilities

The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. The Company guarantees the obligations under these credit facilities. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either May 31, 2020 or November 30, 2019.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

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

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $36,308. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both May 31, 2020 and November 30, 2019, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of May 31, 2020, commitments for these revolving credit facilities aggregated $82,426. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2020 exchange rates.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Future principal payments

As of May 31, 2020, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2020 (remaining six months)	$84,366
2021	215,102
2022	1,050,004
2023	1,462,500
$2,811,972

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $36,304 and $73,996, respectively, for the three and six months ended May 31, 2020, and $44,068 and $87,710, respectively, for the three and six months ended May 31, 2019. The variable interest rates ranged between 0.77% and 8.41% during the three and six months ended May 31, 2020. During the three months ended May 31, 2019, the variable interest rate ranged between 0.86% and 6.25%, and between 0.70% and 11.38% during the six months ended May 31, 2019.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2020, the Company was in compliance with all material covenants for the above arrangements.

NOTE 9—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Basic earnings per common share:
Net income	$56,960	$114,473	$179,544	$201,579
Less: net income allocated to participating securities(1)	(651)	(1,032)	(2,149)	(1,820)
Net income attributable to common stockholders	$56,309	$113,441	$177,395	$199,759

Weighted-average number of common shares - basic	50,849	50,675	50,832	50,691

Basic earnings per common share	$1.11	$2.24	$3.49	$3.94

Diluted earnings per common share:
Net income	$56,960	$114,473	$179,544	$201,579
Less: net income allocated to participating securities(1)	(648)	(1,027)	(2,138)	(1,813)
Net income attributable to common stockholders	$56,312	$113,446	$177,406	$199,766

Weighted-average number of common shares - basic	50,849	50,675	50,832	50,691
Effect of dilutive securities:
Stock options and restricted stock units	198	264	305	242
Weighted-average number of common shares - diluted	51,047	50,939	51,137	50,933

Diluted earnings per common share	$1.10	$2.23	$3.47	$3.92
Anti-dilutive shares excluded from diluted earnings per share calculation	194	89	104	120

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

(1)	Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 10—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended May 31, 2020
Revenue	$4,470,928	$1,066,363	$(4,652)	$5,532,639
External revenue	4,470,928	1,061,711		5,532,639
Operating income	88,144	23,580	—	111,724
Three months ended May 31, 2019
Revenue	$4,567,074	$1,160,877	$(5,063)	$5,722,889
External revenue	4,567,072	1,155,816		5,722,889
Operating income	112,393	62,263	—	174,655
Six months ended May 31, 2020
Revenue	$8,551,952	$2,254,982	$(10,098)	$10,796,836
External revenue	8,551,952	2,244,884	—	10,796,836
Operating income	188,589	111,791	—	300,379
Six months ended May 31, 2019
Revenue	$8,647,759	$2,334,148	$(9,565)	$10,972,341
External revenue	8,647,757	2,324,585	—	10,972,341
Operating income	213,764	122,853	—	336,618
Total assets as of May 31, 2020	$10,734,130	$4,947,200	$(3,042,171)	$12,639,159
Total assets as of November 30, 2019	$10,312,512	$4,645,475	$(3,260,027)	$11,697,960

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

Geographic information

The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the Concentrix legal entity that is party to the client contract. Shown below are the countries that accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenue:
United States	$3,615,032	$3,794,587	$6,926,273	$7,146,294
Others	1,917,607	1,928,302	3,870,563	3,826,047
Total	$5,532,639	$5,722,889	$10,796,836	$10,972,341

	As of
	May 31, 2020	November 30, 2019
Property and equipment, net:
United States	$282,192	$287,679
Philippines	62,383	63,421
Others	218,771	218,799
Total	$563,346	$569,899

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both May 31, 2020 and November 30, 2019, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of May 31, 2020. These shares are owned by the following entities:

As of May 31, 2020
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

_________________________

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 190 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.9% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Purchases of inventories and services	$55,328	$41,959	$98,573	$78,104
Sale of products to MiTAC Holdings and affiliates	285	245	597	405
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates	34	—	64	—

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	May 31, 2020	November 30, 2019
Receivable from related parties (included in Accounts receivable, net)	$9,470	$4,405
Payable to related parties (included in Accounts payable)	28,472	23,179

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

NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three and six months ended May 31, 2020, the Company contributed $16,193 and $32,613, respectively, to defined contribution plans. During the three and six months ended May 31, 2019, the Company contributed $12,424 and $23,544, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of May 31, 2020 and November 30, 2019, the deferred compensation liability balance was $5,470 and $5,389, respectively.

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

During the three and six months ended May 31, 2020, net periodic pension costs were $2,782 and $6,176, respectively, and the Company’s contribution was $229 and $397, respectively. During the three and six months ended May 31, 2019, net periodic pension costs were $2,894 and $5,474, respectively, and the Company’s contribution was $1,835 and $3,212, respectively. The plans were underfunded by $118,799 and $116,675 as of May 31, 2020 and November 30, 2019, respectively.

NOTE 13—EQUITY:

Share repurchase program

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company could repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. During the three and six months ended May 31, 2020, the Company repurchased 35 shares at a total cost of $3,405. As of May 31, 2020, and upon expiration of the program in June 2020, the Company had repurchased 875 shares at a total cost of $84,577. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

On March 24, 2020, as a result of the unpredictable economic environment due to the impact of the COVID-19 pandemic, the Company announced the suspension of further share repurchases. In June 2020, the Board of Directors authorized a three-year $400,000 share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions.

Dividends

On March 24, 2020, as a result of the unpredictable economic environment due to the impact of the COVID-19 pandemic, the Company announced the suspension of its quarterly dividend.

NOTE 14—LEASES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2034. The Company’s finance leases are not material.

The following table presents the various components of lease costs.

	Three Months Ended	Six Months Ended
	May 31, 2020	May 31,2020
Operating lease cost	$55,331	$121,021
Short-term lease cost	3,274	6,821
Variable lease cost	6,208	19,559
Sublease income	(88)	(141)
Total operating lease cost	$64,725	$147,260

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of May 31, 2020:

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Fiscal Years Ending November 30,
2020 (remaining six months)	$108,398
2021	188,336
2022	146,682
2023	105,021
2024	72,688
Thereafter	76,336
Total payments	$697,461
Less: imputed interest*	95,789
Total present value of lease payments	$601,672

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

As of May 31, 2020, the Company had $5,450 of future payments under an additional lease for a corporate facility that had not yet commenced. This lease commenced in June 2020, with a term of 3 years.

During the three and six months ended May 31, 2019, rent expense was $66,470 and $130,897, respectively. Sublease income was immaterial.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of May 31, 2020:

Operating leases	Balance sheet location	May 31, 2020
Operating lease ROU assets	Other assets, net	$538,140
Current operating lease liabilities	Other accrued liabilities	177,686
Non-current operating lease liabilities	Other long-term liabilities	423,986

The following table presents supplemental cash flow information related to the Company's operating leases for the six months ended May 31, 2020. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Six months ended
Cash flow information	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$111,992
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	50,898

The weighted-average remaining lease term and discount rate as of May 31, 2020 were as follows:

Operating lease term and discount rate	Operating Leases
Weighted-average remaining lease term (years)	4.23
Weighted-average discount rate	7.13%

Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of November 30, 2019 were as follows:

Fiscal Years Ending November 30,
2020	$213,649
2021	174,611
2022	132,778
2023	96,084
2024	66,753
Thereafter	71,351
Total minimum lease payments	$755,226

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 15— COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of May 31, 2020 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 7 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2020 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

NOTE 16— RISKS AND UNCERTAINTIES RELATED TO THE COVID-19 PANDEMIC:

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. These disruptions have impacted the Company’s business including Concentrix’ ability to support customer demand due to decreased workforce productivity and limiting the Technology Solutions segment’s ability to support end market demand due to supply chain disruptions. As a result, many of the estimates and assumptions used in preparation of these interim financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, the Company’s estimates may materially change in future periods.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report. Amounts in certain tables may not add or compute due to rounding.

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the impact of COVID-19, market trends, our business model and our services, our business and market strategy, our proposed separation of SYNNEX and Concentrix, including the timing and impact thereof, future growth, including expansion of our product and service lines, our employee hiring; and retention of the ownership interest of MiTAC Holdings Corporation (“MiTAC Holdings”), in us and its impact, our revenue, including our products revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, productivity, our data center and contact center operations, use of technology at contact centers, ability to manage and communicate with international resources, scalability of customer management solutions, ability to meet demand, managing inventory and our shipping costs, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, including our Concentrix business, our strategic acquisitions and divestitures of businesses and assets, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, and our investments in working capital and personnel. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the impact of COVID-19 or coronavirus, or other pandemics, and the impact of related governmental, individual and business responses, including the ability of our staff to travel to work, our ability to maintain adequate inventories, delivery capabilities, the impact on our customers and supply chain, and the impact on demand in general, the proposed separation, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics (“CE”), industries, fluctuations in general economic and market conditions, change in the market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as may be required by law.

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

Overview

We are a Fortune 200 corporation and a leading business process services company, providing a comprehensive range of distribution, logistics and integration services for the technology industry and providing outsourced services focused on customer experience to a broad range of enterprises. We are organized to provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment sells peripherals, information technology (“IT”) systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics (“CE”) and complementary products. Our Concentrix segment offers a portfolio of technology-infused strategic solutions and end-to-end business services focused on customer experience, process optimization, technology innovation, front and back-office automation and business transformation to clients in five primary industry verticals.

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

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific, Europe and Africa. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of May 31, 2020, we had over 235,000 full-time and temporary employees worldwide.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The impact of the COVID-19 pandemic on our business is discussed below and at other appropriate places in the discussion of the results of our operations for the three and six months ended May 31, 2020:

‒The disruptions due to COVID-19 have impacted our business including logistics operations in our Technology Solutions segment and limited the productive ability of many of our associates in our Concentrix segment. More than half our Concentrix segment work force, which includes associates in India and the Philippines, our largest countries of operations by headcount, reside in areas that are under “shelter-in-place” or similar restrictions by various governments worldwide, limiting their ability to work productively. We have successfully transitioned most of our workforce in both segments to a remote working environment and implemented a number of safety and social distancing measures within our premises to protect the health and safety of associates who are required to be on-premise to support our business. In the second quarter of 2020, we incurred net incremental costs associated with COVID-19 of approximately $89 million, of which Concentrix incurred net costs of approximately $52 million and Technology Solutions incurred net costs of approximately $37 million. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, vendors or customers and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-Q, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

‒In March 2020, we announced the suspension of share repurchases and our quarterly dividends. In June 2020, our board of directors approved a new three-year $400 million share repurchase program effective July 1st, 2020. We view this as the “first step” in the return to the capital allocation program we had in place pre-pandemic. The focus of this new repurchase program will be anti-dilutive, similar to our historical approach, albeit at a more measured pace to start given the current environment and opportunistic buying when available.

‒On January 9, 2020, we announced a plan to separate our Concentrix segment into an independent publicly-traded company. The transaction, which was delayed due to the economic impact of the COVID-19 pandemic, is now expected to be completed in the fourth quarter of calendar year 2020, subject to market conditions. The separation is intended to qualify as a tax-free transaction for federal income tax purposes. Immediately following the separation, it is expected that our stockholders will own shares of both SYNNEX and Concentrix, at the same percentage ownership that they held prior to the transaction. Completion of the separation will not require a stockholder vote but will be subject to customary closing conditions, including, among others, obtaining final approval from our Board of

Directors, receipt of a favorable opinion with respect to the tax-free nature of the transaction for federal income tax purposes, and the effectiveness of a Form 10 registration statement with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

During the three and six months ended May 31, 2020, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

See Note 2 to our Consolidated Financial Statements for impact of adoption of Accounting Standards Codification Topic 842, Leases, which revises various aspects of accounting for lease arrangements.

As of May 31, 2020, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

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

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Six Months Ended
Statements of Operations Data:	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Products revenue	80.81%	79.80%	79.21%	78.81%
Services revenue	19.19	20.20	20.79	21.19
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(75.85)	(75.09)	(74.30)	(74.10)
Cost of services revenue	(12.99)	(12.71)	(13.51)	(13.35)
Gross profit	11.17	12.20	12.19	12.55
Selling, general and administrative expenses	(9.15)	(9.15)	(9.41)	(9.49)
Operating income	2.02	3.05	2.78	3.07
Interest expense and finance charges, net	(0.61)	(0.75)	(0.65)	(0.77)
Other income (expense), net	0.03	0.38	0.04	0.19
Income before income taxes	1.43	2.67	2.17	2.49
Provision for income taxes	(0.40)	(0.67)	(0.50)	(0.65)
Net income	1.03%	2.00%	1.66%	1.84%

With the announcement of a plan to separate the Concentrix segment into a separate publicly-traded company in a transaction expected to be completed in the fourth calendar quarter of 2020, subject to market conditions, our services revenue and cost of services revenue which represent revenue and cost of revenue of our Concentrix segment are expected to be discontinued following the separation. Further, selling, general and administrative expenses, interest expense and finance charges, net, other income (expense), net and provision for income-taxes are expected to decrease by amounts related to the Concentrix segment or impacted by the proposed separation, with related reductions in gross profit, operating income and net income. Additionally, our gross margin and operating margin are expected to decrease due to the discontinuance of the higher margins earned in the Concentrix segment.

In addition, we expect a decrease in our products revenue of approximately $600 million per quarter due to a Technology Solutions segment customer moving to a consignment model where we will provide integration services on an agency basis. This change is expected to occur in the latter half of the fourth quarter of fiscal year 2020 or in first quarter of fiscal year 2021.

Due to the ongoing impact the COVID-19 pandemic, current results and financial condition discussed herein may not be indicative of future operating results and trends.

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2020 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income adjusted to exclude acquisition-related and integration expenses, restructuring costs and amortization of intangible assets.
•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•	Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which excludes other income (expense), net and acquisition-related and integration expenses.
•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) acquisition-related and integration expenses, (ii) amortization of intangible assets and (iii) a gain recorded in fiscal year 2019 upon the settlement of contingent consideration related to the acquisition of Westcon-Comstor Americas in fiscal year 2017.

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

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
	(in thousands, except per share amounts)
Consolidated
Revenue	$5,532,639	$5,722,889	$10,796,836	$10,972,341
Foreign currency translation	68,323		76,517
Revenue in constant currency	$5,600,962	$5,722,889	$10,873,353	$10,972,341

Operating income	$111,724	$174,655	$300,379	$336,618
Acquisition-related and integration expenses	3,468	16,533	18,538	44,382
Amortization of intangibles	46,326	52,864	93,492	105,721
Non-GAAP operating income	$161,518	$244,052	$412,409	$486,721

Operating margin	2.02%	3.05%	2.78%	3.07%
Non-GAAP operating margin	2.92%	4.26%	3.82%	4.44%

Net income	$56,960	$114,473	$179,544	$201,579
Interest expense and finance charges, net	33,921	43,144	70,297	84,750
Provision for income taxes	22,310	38,584	54,385	71,140
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses below)	35,998	38,890	73,535	80,407
Amortization of intangibles	46,326	52,864	93,492	105,721
EBITDA	$195,515	$287,955	$471,253	$543,597
Other (income) expense, net (excluding amounts included in acquisition-related and integration expenses below)	(1,702)	(21,375)	(4,365)	(20,680)
Acquisition-related and integration expenses	3,704	16,362	19,056	44,211
Adjusted EBITDA	$197,517	$282,942	$485,944	$567,128

Diluted EPS	$1.10	$2.23	$3.47	$3.92
Acquisition-related and integration expenses	0.07	0.32	0.37	0.86
Amortization of intangibles	0.90	1.03	1.81	2.06
Contingent consideration	—	(0.37)	—	(0.37)
Income taxes related to the above (1)	(0.25)	(0.35)	(0.55)	(0.77)
Non-GAAP diluted EPS	$1.83	$2.86	$5.09	$5.70

Technology Solutions
Revenue	$4,470,928	$4,567,074	$8,551,952	$8,647,759
Foreign currency translation	46,015		46,690
Revenue in constant currency	$4,516,943	$4,567,074	$8,598,642	$8,647,759

Operating income	$88,144	$112,393	$188,589	$213,764
Acquisition-related and integration expenses	—	649	—	981
Amortization of intangibles	9,947	10,975	20,135	21,969
Non-GAAP operating income	$98,091	$124,017	$208,724	$236,714

Operating margin	1.97%	2.46%	2.21%	2.47%
Non-GAAP operating margin	2.19%	2.72%	2.44%	2.74%

Net income	$50,192	$90,258	$118,706	$148,302
Interest expense and finance charges, net	20,992	19,442	39,784	37,950
Provision for income taxes	16,786	23,657	29,069	48,134
Depreciation	5,837	5,475	11,713	10,844
Amortization of intangibles	9,947	10,975	20,135	21,969
EBITDA	$103,754	$149,807	$219,407	$267,199
Other (income) expense, net	174	(20,965)	1,029	(20,621)
Acquisition-related and integration expenses	—	649	—	981

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
	(in thousands, except per share amounts)
Adjusted EBITDA	$103,928	$129,491	$220,436	$247,559

Concentrix
Revenue	$1,066,363	$1,160,877	$2,254,982	$2,334,148
Foreign currency translation	22,308		29,827
Revenue in constant currency	$1,088,671	$1,160,877	$2,284,809	$2,334,148

Operating income	$23,580	$62,263	$111,791	$122,853
Acquisition-related and integration expenses	3,468	15,884	18,538	43,401
Amortization of intangibles	36,379	41,889	73,357	83,752
Non-GAAP operating income	$63,427	$120,036	$203,686	$250,006

Operating margin	2.21%	5.36%	4.96%	5.26%
Non-GAAP operating margin	5.95%	10.34%	9.03%	10.71%

Net income	$6,768	$24,215	$60,838	$53,277
Interest expense and finance charges, net	12,928	23,702	30,513	46,801
Provision for income taxes	5,524	14,926	25,315	23,006
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses below)	30,161	33,415	61,822	69,563
Amortization of intangibles	36,379	41,889	73,357	83,752
EBITDA	$91,760	$138,147	$251,845	$276,399
Other (income) expense, net (excluding amounts included in acquisition-related and integration expenses below)	(1,876)	(410)	(5,394)	(60)
Acquisition-related and integration expenses	3,704	15,713	19,056	43,230
Adjusted EBITDA	$93,588	$153,450	$265,507	$319,569

(1)	The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods.

Three and Six Months Ended May 31, 2020 and 2019

Revenue

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
	(in thousands)			(in thousands)
Revenue	$5,532,639	$5,722,889	(3.3)%	$10,796,836	$10,972,341	(1.6)%
Technology Solutions revenue	4,470,928	4,567,074	(2.1)%	8,551,952	8,647,759	(1.1)%
Concentrix revenue	1,066,363	1,160,877	(8.1)%	2,254,982	2,334,148	(3.4)%
Inter-segment elimination	(4,652)	(5,063)		(10,098)	(9,565)

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

Revenue in our Technology Solutions segment slightly decreased during the three and six months ended May 31, 2020, compared to the prior year periods, due to a decline in project and integration-based server solutions. Some of this decline was offset by demand for technology equipment as COVID-19 related government mandated shelter-in-place restrictions during the second quarter of fiscal year 2020 led to increased needs for work-at-home, learn-at-home and related solutions.

Revenue in our Concentrix segment during the three and six month periods ended May 31, 2020, decreased compared to prior periods primarily due to the impact of COVID-19 related government mandated shelter-in-place restrictions in several countries in the world. These restrictions adversely impacted our revenue due to the inability of a significant number of our associates being unable to work, despite client demand. Our revenue was also adversely impacted by lower demand from clients in the media and communications and travel, transportation and tourism industry verticals, partially offset by an increase in the technology and banking and financial services industry verticals. In addition, revenue during the three and six months ended May 31, 2020, decreased compared to prior year periods due to adverse translation effect of foreign currencies.

Gross Profit

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
	(in thousands)			(in thousands)
Gross profit	$617,812	$698,468	(11.5)%	$1,316,157	$1,377,389	(4.4)%
Gross margin	11.17%	12.20%		12.19%	12.55%
Technology Solutions gross profit	$274,616	$269,978	1.7%	$529,721	$517,545	2.4%
Technology Solutions gross margin	6.14%	5.91%		6.19%	5.98%
Concentrix gross profit	$345,170	$430,528	(19.8)%	$790,359	$863,837	(8.5)%
Concentrix gross margin	32.37%	37.09%		35.05%	37.01%
Inter-segment elimination	$(1,974)	$(2,038)		$(3,923)	$(3,993)

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

Technology Solutions gross profit and margin increased, during the three and six months ended May 31, 2020, as compared to the prior year period, driven by strong demand for technology products as COVID-19 related government mandated shelter-in-place restrictions during the second quarter of fiscal year 2020 led to a greater need for work-at-home, learn-at-home and related solutions. This increase was partially offset by lower revenue and margins in our projects and integration-based solutions business.

Concentrix gross profit and margin decreased during the three and six months ended May 31, 2020, as compared to the prior year periods, primarily due to a decrease in revenue and an incremental impact of approximately $46 million due to COVID-19 related non-productive workforce costs. In addition, our gross margin was temporarily impacted by decreased productivity as we transitioned our workforce to work-from-home.

Selling, General and Administrative Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$506,088	$523,813	(3.4)%	$1,015,778	$1,040,771	(2.4)%
Percentage of revenue	9.15%	9.15%		9.41%	9.49%
Technology Solutions selling, general and administrative expenses	$186,472	$157,586	18.3%	$341,132	$303,781	12.3%
Percentage of Technology Solutions revenue	4.17%	3.45%		3.99%	3.51%
Concentrix selling, general and administrative expenses	$321,590	$368,265	(12.7)%	$678,569	$740,983	(8.4)%
Percentage of Concentrix revenue	30.16%	31.72%		30.09%	31.75%
Inter-segment elimination	$(1,974)	$(2,038)		$(3,923)	$(3,993)

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

During the three and six months ended May 31, 2020, selling, general and administrative expenses in our Technology Solutions segment increased in absolute dollars and as a percentage of revenue compared to the prior year period, primarily due to an increase in allowance for doubtful accounts and higher salaries and employee related expenses due to COVID-19, partially offset by a decrease in amortization of intangible assets and acquisition-related and integration expenses. Incremental costs related to COVID-19 were approximately $37 million for the three and six months ended May 31, 2020.

Concentrix selling, general and administrative expenses during the three and six months ended May 31, 2020, decreased in absolute dollars and as a percentage of revenue, compared to the prior year period, due to lower facilities and employee costs pursuant to Convergys acquisition-related integration and facility rationalization undertaken in fiscal year 2019, partially offset by incremental COVID-19 costs of $6.5 million, a decrease in the amortization of intangible assets by $5.4 million and $10.2 million for the three and six months ended May 31,

2020, compared to the respective prior year periods, and a decrease in acquisition-related and integration expenses of $12.4 million and $24.9 million for the same periods, as the integration and facility rationalization related to the Convergys acquisition in fiscal 2018 near completion.

Operating Income

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
	(in thousands)			(in thousands)
Operating income	$111,724	$174,655	(36.0)%	$300,379	$336,618	(10.8)%
Operating margin	2.02%	3.05%		2.78%	3.07%
Technology Solutions operating income	$88,144	$112,393	(21.6)%	$188,589	$213,764	(11.8)%
Technology Solutions operating margin	1.97%	2.46%		2.21%	2.47%
Concentrix operating income	$23,580	$62,263	(62.1)%	$111,791	$122,853	(9.0)%
Concentrix operating margin	2.21%	5.36%		4.96%	5.26%

Operating income and margin in our Technology Solutions segment decreased during the three and six months ended May 31, 2020, compared to the prior year periods, due to lower volumes, as well as COVID-19 related incremental costs associated with allowances for doubtful accounts and higher salary and employee related costs.

Operating income and margin in our Concentrix segment decreased during the three and six months ended May 31, 2020, compared to the prior year periods, due to the impact of COVID-19 related revenue decrease and incremental costs. These decreases were partially offset by lower acquisition-related and integration expenses and the amortization of intangible assets, as compared to the prior year periods.

Interest Expense and Finance Charges, Net

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$33,921	$43,144	(21.4)%	$70,297	$84,750	(17.1)%
Percentage of revenue	0.61%	0.75%		0.65%	0.77%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

During the three and six months ended May 31, 2020, our interest expense and finance charges, net, decreased compared to the prior year period, due to lower interest expense as a result of reduction of over $500 million in our average borrowings during fiscal year 2020, as compared to the prior year periods, as well as a lower interest rate environment. Approximately 57% of our outstanding borrowings at May 31, 2020 have been economically converted to fixed-rate debt through interest rate swaps.

Other Income (Expense), Net

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
	(in thousands)			(in thousands)
Other income (expense), net	$1,466	$21,546	93.2%	$3,847	$20,851	81.6%
Percentage of revenue	0.03%	0.38%		0.04%	0.19%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses, such as settlements received from class actions lawsuits.

The decrease in other income (expense), net during the three and six months ended May 31, 2020, compared to the prior year periods, was primarily due to a $19.0 million gain recorded in fiscal year 2019 upon the settlement of contingent consideration related to our acquisition of Westcon-Comstor Americas in fiscal year 2017. This increase was partially offset during the three months ended May 31, 2020, by higher foreign currency exchange gains compared to the prior year period. During the six months ended May 31, 2020, the decrease compared to the prior year period was partially offset by a $3.5 million gain upon reversal of certain tax indemnification provisions set up at the time of disposition of a subsidiary in a prior year.

Provision for Income Taxes

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
	(in thousands)			(in thousands)
Provision for income taxes	$22,310	$38,584	(42.2)%	$54,385	$71,140	(23.6)%
Percentage of income before income taxes	28.14%	25.21%		23.25%	26.09%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.

During the three months ended May 31, 2020, our income tax expense decreased due to a decrease in our income before income taxes due primarily to the economic impact of COVID-19. The effective tax rate increased compared to the prior year period, as more of our taxable income in our Concentrix segment was generated in higher tax jurisdictions. In addition, the effective tax rate for the three months ended May 31, 2019 was favorably impacted by the nontaxable contingent consideration gain related to the fiscal year 2017 Westcon-Comstor Americas acquisition.

During the six months ended May 31, 2020, our income tax expense decreased due to a decrease in our income before income taxes due primarily to the economic impact of COVID-19. The effective tax rate for the six months ended May 31, 2019 was favorably impacted by the nontaxable contingent consideration gain related to the fiscal year 2017 Westcon-Comstor Americas acquisition. The effective tax rate decreased for the six months ended May 31, 2020, compared to the prior year period, due to the benefit from exercising of employee stock options and reversal of uncertain tax positions.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		May 31, 2020	May 31, 2019
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue (products and services)	(a)	$5,532,639	$5,722,889
Accounts receivable	(b)	3,215,370	3,457,110
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	53	56

Days inventory outstanding ("DIO")
Cost of revenue (products and services)	(d)	$4,914,826	$5,024,420
Inventories	(e)	3,033,320	2,608,453
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	57	48

Days payable outstanding ("DPO")
Cost of revenue (products and services)	(g)	$4,914,826	$5,024,420
Accounts payable	(h)	3,405,317	2,764,919
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	64	51

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	46	53

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Concentrix working capital is primarily comprised of accounts receivable. Our cash conversion cycle was 46 days and 53 days as of May 31, 2020 and 2019, respectively. The decrease was primarily due to working capital efficiencies in the Technology Solutions segment, partially offset by inventory purchases related to larger projects expected to transact in subsequent quarters.

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

Net cash provided by operating activities was $1.226 billion during the six months ended May 31, 2020, primarily due to net income of $179.5 million, adjustments for non-cash items of $214.3 million, decreases in accounts receivable of $621.7 million and receivables from vendors of $59.9 million, an increase in accounts payable of $227.2 million and a net change of $420.9 million in other operating assets and liabilities. These cash inflows were partially offset by an increase in inventories of $495.6 million. The decrease in accounts receivable and vendor receivables is primarily due to lower revenue in both segments during the three months ended May 31, 2020 compared to a seasonally high fourth quarter of fiscal year 2019. Notwithstanding the current economic uncertainties due to the impact of COVID-19, DSO in our Technology Solutions segment also decreased by approximately 3 days from the end of fiscal year 2019. The increase in accounts payable and cash inflow from changes in other operating assets and liabilities reflects primarily efficient working capital management and prepayments from customers received in our Technology Solutions segment. The increase in inventories was driven by purchases related to larger projects expected to transact in subsequent quarters. The adjustments for non-cash items consist primarily of amortization and depreciation, provision for doubtful accounts, share-based compensation expense and deferred tax benefit.

Net cash used in operating activities was $47.4 million during the six months ended May 31, 2019, primarily due to a decrease in accounts payable of $290.3 million, an increase in inventories of $214.3 million, and a net change in other operating assets and liabilities of $112.6 million. These cash outflows were partially offset by net income of $201.6 million, adjustments for non-cash items of $190.3 million, and a decrease in accounts receivable of $176.4 million. Typically, revenue in both our business segments, and consequently our accounts receivable and payable are highest in our fourth fiscal quarter and lower in interim periods which results in an increase in cash generated from operations. The increase in inventories was primarily due to growth in our projects and integration-based data center server solutions where we carry higher levels of inventories. The adjustments for non-cash items consist primarily of amortization and depreciation, stock-based compensation expense, a $19.0 million gain recorded upon the settlement of contingent consideration related to our Westcon-Comstor Americas acquisition in fiscal year 2017, and deferred tax benefit.

Net cash used in investing activities during the six months ended May 31, 2020 was $92.0 million, primarily due to capital expenditures of $84.6 million related to infrastructure investments to support growth in both of our business segments and $2.6 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition, being paid in accordance with the original vesting schedule.

Net cash used in investing activities during the six months ended May 31, 2019 was $65.9 million, primarily due to capital expenditures of $60.4 million related to infrastructure investments to support growth in both of our business segments and $6.2 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition.

Net cash used in financing activities during the six months ended May 31, 2020 was $237.6 million, representing primarily a pay down of our revolving lines of credit with cash generated from operations and scheduled quarterly repayments of our term loans aggregating $213.4 million. In addition, we paid dividends of $20.8 million in January 2020, prior to suspension of our dividends program due to the COVID-19 related economic uncertainties in March 2020.

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

Capital Resources

Our cash and cash equivalents totaled $1.113 billion and $225.5 million as of May 31, 2020 and November 30, 2019, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $326.2 million and $219.7 million as of May 31, 2020 and November 30, 2019, respectively. Our cash and cash equivalents held by foreign subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

On-Balance Sheet Arrangements

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Prior to the amendment in May 2020 described in this paragraph, under the terms of the U.S. AR Arrangement, which had a maturity date of May 2020, our subsidiary, which is the borrower under this facility, could borrow up to a maximum of $850.0 million based upon eligible trade accounts receivable. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that included prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR would not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum was payable on the adjusted commitment of the lenders. In May 2020, the U.S. AR Arrangement was amended to revise the maximum borrowing amount to $650,000 and to extend the maturity date of the U.S. AR Arrangement to May 2022. The program fee payable on the used portion of the lenders’ commitment, was modified to accrue at 1.25% per annum in the case of lender groups who fund their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who fund their advances based on LIBOR (subject to a 0.50% per annum floor). The amendment also modified the facility fee payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150.0 million.

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of May 31, 2020, there were no borrowings outstanding under this facility. As of November 30, 2019, $108.0 million was outstanding under the U.S. AR Arrangement.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, as renewed in March 2020, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $72.6 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2023. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $36.3 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. We guarantee the performance obligations of SYNNEX Canada under this arrangement. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $43.6 million, and when the unused portion exceeds CAD60.0 million, or $43.6 million, a fee of 0.55% per annum on the remaining unused commitment. As of both May 31, 2020 and November 30, 2019, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $139.1 million. The credit agreement is comprised of a JPY7.0 billion, or $64.9 million, term loan and a JPY8.0 billion, or $74.2 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of May 31, 2020 and November 30, 2019, the balances outstanding under the term loan component of these facilities were $64.9 million and $63.9 million, respectively. As of May 31, 2020, there were no borrowings outstanding under the revolving credit facility. As of November 30, 2019, $5.9 million was outstanding under the revolving credit facility.

Indian subsidiaries of our Concentrix segment have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. We guarantee the obligations under these credit facilities. These credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either May 31, 2020 or November 30, 2019.

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the

Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of both May 31, 2020 and November 30, 2019, the balance outstanding under the term loan component of the U.S. Credit Agreement was $1.1 billion. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of May 31, 2020. As of November 30, 2019, the balance outstanding under the revolving line of credit component of the U.S. Credit Agreement was $25.8 million.

We have a secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, in the original principal amount of $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023.The outstanding principal amount of the term loans is payable in quarterly installments of $22.5 million, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of both May 31, 2020 and November 30, 2019, the balance outstanding under the U.S. Term Loan Credit Agreement was $1.7 billion.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $36.3 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both May 31, 2020 and November 30, 2019, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of May 31, 2020, commitments for these revolving credit facilities aggregated $82.4 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are generally guaranteed by us or secured by eligible accounts receivable. As of May 31, 2020 and November 30, 2019, the balances outstanding under these revolving credit facilities were $8.8 million and $6.0 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2020 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At May 31, 2020 and November 30, 2019, we had a total of $30.3 million and $35.3 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2020, we were in compliance with all material covenants for the above arrangements, and we do not believe we are at material risk of not meeting such covenants.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, payments for our operating lease commitments and repatriation tax under the TCJA which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt and operating lease arrangements. As of May 31, 2020, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. For more information on our future minimum rental obligations under non-cancellable lease agreements as of May 31, 2020, see Note 14 to the Consolidated Financial Statements.

Guarantees

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through May 31, 2020 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of May 31, 2020 and November 30, 2019, accounts receivable subject to flooring arrangements was $53.3 million and $69.6 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 7 to the Consolidated Financial Statements.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both May 31, 2020 and November 30, 2019, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2020
(in thousands)
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 190 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 thousand shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 14.9% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has significant influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $55.3 million and $98.6 million during the three and six months ended May 31, 2020, respectively, and totaling $42.0 million and $78.1 million, respectively, during the three and six months ended May 31, 2019. Our sales to MiTAC Holdings and its affiliates totaled $0.3 million and $0.6 million during the three and six months ended May 31, 2020, respectively, and totaled $0.2 million and $0.4 million, respectively, during the three and six months ended May 31, 2019. In addition, we paid reimbursements for rent and overhead costs for the use of facilities of MiTAC Holdings and its affiliates amounting to $34 thousand and $64 thousand during the three and six months ended May 31, 2020. There were no reimbursements during the three and six months ended May 31, 2019.

As of May 31, 2020 and November 30, 2019, our payables to MiTAC Holdings and its affiliates were $28.5 million and $23.2 million, respectively. As of May 31, 2020 and November 30, 2019, our receivables from MiTAC Holdings and its affiliates were $9.5 million and $4.4 million, respectively.

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

Recently Issued Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk during the six months ended May 31, 2020 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of coronavirus, COVID-19. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. This has adversely impacted our results of operations during the three months ended May 31, 2020. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, the effect on our customers and clients and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our customers’ and clients’ offices and facilities all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our plans to separate our Concentrix segment into an independent public company, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, our financial condition and our stock price.

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

The uncertainty regarding the status of Brexit has negatively impacted the United Kingdom’s and the EU’s economies. This negative impact will likely continue until the United Kingdom and EU reach and implement a definitive resolution on their future trading relationship. Any additional impact of Brexit will depend on the terms of such resolution. Even if the United Kingdom maintains access to the EU single market and trade deals following the transition period, Brexit could result in further economic downturn globally. If the United Kingdom ultimately loses access to the EU single market and trade deals, significant market and economic disruption could occur, our customer experience, service quality and international operations could be negatively impacted, and the demand for our services could be depressed. Additionally, we may face new regulations regarding trade, tax, security and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. Brexit could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2020 to March 31, 2020	35,000	$97.29	35,000	215,423,120
April 1, 2020 to April 30, 2020	—	—	—	215,423,120
May 1, 2020 to May 31, 2020	—	—	—	215,423,120
	35,000	$97.29	35,000

In June 2017, we announced that our Board of Directors authorized a three-year $300,000,000 share repurchase program pursuant to which we could repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2020, and upon expiration of the program in June 2020, we had repurchased 874,517 shares of our common stock at an average price of $96.71 per share for an aggregate purchase price of $84,576,880 since inception of the stock repurchase program.

In June 2020, we announced that our Board of Directors authorized a three-year $400,000,000 share repurchase program, effective July 1, 2020, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions.

For the majority of restricted stock awards and units granted by us, the number of shares issued on the date the restricted stock awards and units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

The covenants of our borrowings arrangements limit our ability to pay dividends, make other types of distributions and repurchase our outstanding common stock (see Note 8 to the Consolidated Financial Statements). We were in compliance with all material covenants as of May 31, 2020.

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1

Tenth Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of April 10, 2020, by and among SIT Funding Corporation, SYNNEX Corporation, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, LTD, as agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2020).

10.2

Eleventh Omnibus Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement and Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of May 26, 2020, by and among SIT Funding Corporation, SYNNEX Corporation, the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, LTD, as agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2020).

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

Date: July 9, 2020

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)