Form 10-Q
period 2020-08-31
SYNNEX CORP
filed 2020-10-09
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 2, 2020
Common Stock, $0.001 par value	51,544,234

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

(unaudited)

	August 31, 2020	November 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,452,273	$225,529
Accounts receivable, net	3,580,970	3,926,709
Receivables from vendors, net	323,027	368,505
Inventories	2,832,607	2,547,224
Other current assets	375,273	385,024
Total current assets	8,564,151	7,452,992
Property and equipment, net	583,951	569,899
Goodwill	2,257,292	2,254,402
Intangible assets, net	1,031,168	1,162,212
Deferred tax assets	116,263	97,539
Other assets, net	710,283	160,917
Total assets	$13,263,107	$11,697,960

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$244,114	$298,969
Accounts payable	3,655,215	3,149,443
Accrued compensation and benefits	447,661	402,771
Other accrued liabilities	1,257,160	723,716
Income taxes payable	27,998	32,223
Total current liabilities	5,632,148	4,607,122
Long-term borrowings	2,609,809	2,718,267
Other long-term liabilities	722,343	361,911
Deferred tax liabilities	205,225	222,210
Total liabilities	9,169,525	7,909,510
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 53,380 and 53,154 shares issued as of August 31, 2020 and November 30, 2019, respectively	53	53
Additional paid-in capital	1,579,026	1,545,421
Treasury stock, 2,454 and 2,399 shares as of August 31, 2020 and November 30, 2019, respectively	(178,775)	(172,627)
Accumulated other comprehensive income (loss)	(224,628)	(209,077)
Retained earnings	2,917,906	2,624,680
Total stockholders' equity	4,093,582	3,788,450
Total liabilities and equity	$13,263,107	$11,697,960

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Revenue:
Products	$5,306,361	$5,047,968	$13,858,313	$13,695,725
Services	1,158,421	1,155,690	3,403,305	3,480,275
Total revenue	6,464,782	6,203,659	17,261,619	17,176,000
Cost of revenue:
Products	(5,008,881)	(4,746,197)	(13,031,113)	(12,876,410)
Services	(747,809)	(731,472)	(2,206,256)	(2,196,212)
Gross profit	708,092	725,990	2,024,249	2,103,379
Selling, general and administrative expenses	(498,956)	(517,135)	(1,514,734)	(1,557,906)
Operating income	209,136	208,855	509,515	545,473
Interest expense and finance charges, net	(28,749)	(42,945)	(99,046)	(127,695)
Other income (expense), net	(567)	(1,087)	3,280	19,764
Income before income taxes	179,819	164,823	413,748	437,542
Provision for income taxes	(45,356)	(41,691)	(99,740)	(112,831)
Net income	$134,464	$123,132	$314,008	$324,711
Earnings per common share:
Basic	$2.61	$2.41	$6.10	$6.35
Diluted	$2.60	$2.40	$6.07	$6.32
Weighted-average common shares outstanding:
Basic	50,890	50,601	50,851	50,661
Diluted	51,241	50,845	51,172	50,903

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net income	$134,464	$123,132	$314,008	$324,711
Other comprehensive income (loss):
Change in unrealized gains (losses) of defined benefit plans, net of taxes of $3,115 for the three and nine months ended August 31, 2020, and $0 for the three and nine months ended 2019	(8,985)	—	(8,768)	307
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(8,220) and $7,953 for the three and nine months ended August 31, 2020, respectively, and $8,722 and $24,605 for the three and nine months ended August 31, 2019, respectively	24,641	(23,744)	(24,772)	(71,414)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $(563) and $(1,120) for the three and nine months ended August 31, 2020, respectively, and $1,121 and $3,241 for three and nine months ended August 31, 2019, respectively	1,824	(3,371)	3,462	(9,387)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	26,465	(27,115)	(21,310)	(80,801)
Foreign currency translation adjustments, net of taxes of $(345) and $(51) for the three and nine months ended August 31, 2020, respectively, and $(31) and $(55) for the three and nine months ended August 31, 2019, respectively	95,168	(19,395)	14,526	(26,334)
Other comprehensive income (loss)	112,648	(46,510)	(15,552)	(106,828)
Comprehensive income	$247,112	$76,622	$298,456	$217,883

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Total Stockholders' equity, beginning balance	$3,834,381	$3,537,053	$3,788,450	$3,435,054

Common stock and additional paid-in capital:
Beginning balance	1,566,817	1,527,436	1,545,474	1,512,254
Share-based compensation	8,829	6,430	25,041	19,515
Common stock issued for employee benefit plans	3,433	929	8,564	3,134
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	—	—	—	(107)
Ending balance	1,579,079	1,534,796	1,579,079	1,534,796

Treasury stock:
Beginning balance	(178,609)	(165,601)	(172,627)	(149,533)
Repurchases of common stock for tax withholdings on equity awards	(166)	(109)	(2,743)	(994)
Repurchases of common stock	—	—	(3,405)	(15,184)
Ending balance	(178,775)	(165,710)	(178,775)	(165,710)

Retained earnings:
Beginning balance	2,783,449	2,363,779	2,624,680	2,198,621
Net income	134,464	123,132	314,008	324,711
Cash dividends declared	(7)	(19,116)	(20,782)	(57,491)
Cumulative effect of changes in accounting principles	—	—	—	1,955
Ending balance	2,917,906	2,467,795	2,917,906	2,467,795

Accumulated other comprehensive income (loss):
Beginning balance	(337,276)	(188,561)	(209,077)	(126,288)
Other comprehensive income (loss)	112,648	(46,510)	(15,552)	(106,828)
Cumulative effect of changes in accounting principles	—	—	—	(1,955)
Ending balance	(224,628)	(235,070)	(224,628)	(235,070)

Total stockholders' equity, ending balance	$4,093,582	$3,601,810	$4,093,582	$3,601,810

Cash dividends declared per share	$—	$0.375	$0.400	$1.125

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2020	August 31, 2019
Cash flows from operating activities:
Net income	$314,008	$324,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,459	281,392
Share-based compensation	25,041	19,515
Provision for doubtful accounts	48,233	25,496
Deferred income taxes	(24,070)	(16,789)
Contingent consideration	—	(19,034)
Unrealized foreign exchange (gains) losses	12,764	(4,115)
Other	7,456	8,595
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	280,476	148,128
Receivables from vendors, net	44,666	13,322
Inventories	(282,654)	(390,018)
Accounts payable	454,290	(119,599)
Other operating assets and liabilities	415,428	(69,131)
Net cash provided by operating activities	1,547,097	202,473
Cash flows from investing activities:
Purchases of property and equipment	(127,326)	(93,432)
Acquisition of businesses	(4,941)	(8,647)
Other	(5,248)	(199)
Net cash used in investing activities	(137,515)	(102,279)
Cash flows from financing activities:
Proceeds from borrowings, net of debt discount and issuance costs	3,747,096	5,620,134
Repayments of borrowings	(3,915,519)	(5,834,258)
Dividends paid	(20,782)	(57,491)
Increase (decrease) in book overdraft	(1,051)	336
Repurchases of common stock	(3,405)	(15,184)
Proceeds from issuance of common stock	8,564	3,134
Repurchases of common stock for tax withholdings on equity awards	(2,743)	(994)
Settlement of contingent consideration	—	(13,966)
Other	—	(107)
Net cash used in financing activities	(187,841)	(298,397)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,902	3,575
Net increase (decrease) in cash, cash equivalents and restricted cash	1,225,644	(194,628)
Cash, cash equivalents and restricted cash at beginning of period	231,149	462,033
Cash, cash equivalents and restricted cash at end of period	$1,456,793	$267,405
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$13,425	$2,905

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2020 and 2019

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

On January 9, 2020, the Company announced a plan to separate its Concentrix segment into an independent publicly-traded company. The transaction, which was delayed due to the focus on managing the economic impact of a pandemic caused by an outbreak of a new strain of coronavirus (“ COVID-19”), barring further economic disruption, is now expected to be completed in the fourth quarter of calendar year 2020. The plan is subject to current economic and capital market trends. The separation is intended to qualify as a tax-free transaction for federal income tax purposes for both the Company and its then current stockholders. Immediately following the separation, it is expected that the Company’s stockholders will own shares of both SYNNEX and Concentrix, at the same percentage ownership that they held of SYNNEX prior to the transaction. Completion of the separation will not require a stockholder vote but will be subject to customary closing conditions, including, among others, obtaining final approval from the Company’s Board of Directors, receipt of a favorable opinion with respect to the tax-free nature of the transaction for federal income tax purposes, and the effectiveness of a Form 10 registration statement with the Securities and Exchange Commission.

The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2020 and for the three and nine months ended August 31, 2020 and 2019 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of November 30, 2019 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019. As described more fully in Note 16, as of August 31, 2020, due to the ongoing impact of the COVID-19 pandemic on the Company’s business, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Accounting pronouncements adopted during the nine months ended August 31, 2020 are discussed below.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2020, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through August 31, 2020, such losses have been within management’s expectations.

One customer accounted for 16% and 17% of the Company’s total revenue during the three and nine months ended August 31, 2020. The same customer accounted for 21% and 19% of the Company’s total revenue during the three and nine months ended August 31, 2019. Products

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12% of total revenue during the three and nine months ended August 31, 2020 and 2019.

As of August 31, 2020 and November 30, 2019, one customer comprised 18% and 19%, respectively, of the consolidated accounts receivable balance.

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

For the three and nine months ended August 31, 2020 and 2019

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

The following table summarizes the number of share-based awards granted under the Company’s 2013 Stock Incentive Plan, as amended, during the three and nine months ended August 31, 2020 and 2019, and the measurement-date fair value of those awards:

	Three Months Ended				Nine Months Ended
	August 31, 2020		August 31, 2019		August 31, 2020		August 31, 2019
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Stock options	—	$—	—	$—	—	$—	17	$500
Restricted stock awards	—	—	1	90	36	2,983	27	2,699
Restricted stock units	—	—	107	9,852	1	73	158	14,617
	—	$—	108	$9,942	37	$3,056	202	$17,816

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and nine months ended August 31, 2020 and 2019 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Total share-based compensation (recorded in selling, general and administrative expenses)	$8,925	$6,461	$25,251	$19,616
Tax benefit recorded in the provision for income taxes	(2,211)	(1,653)	(6,271)	(5,146)
Effect on net income	$6,714	$4,808	$18,980	$14,470

NOTE 4—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	August 31, 2020	November 30, 2019
Cash and cash equivalents	$1,452,273	$225,529
Restricted cash included in other current assets	4,520	5,620
Cash, cash equivalents and restricted cash	$1,456,793	$231,149

Accounts receivable, net:

	As of
	August 31, 2020	November 30, 2019
Accounts receivable	$3,657,245	$3,956,629
Less: Allowance for doubtful accounts	(76,275)	(29,920)
Accounts receivable, net	$3,580,970	$3,926,709

Receivables from vendors, net:

	As of
	August 31, 2020	November 30, 2019
Receivables from vendors	$327,958	$373,986
Less: Allowance for doubtful accounts	(4,931)	(5,481)
Receivables from vendors, net	$323,027	$368,505

Property and equipment, net:

	As of
	August 31, 2020	November 30, 2019
Land	$47,702	$47,494
Equipment, computers and software	585,195	503,240
Furniture and fixtures	116,886	111,408
Buildings, building improvements and leasehold improvements	462,716	428,180
Construction-in-progress	8,259	12,379
Total property and equipment, gross	$1,220,759	$1,102,702
Less: Accumulated depreciation	(636,808)	(532,803)
Property and equipment, net	$583,951	$569,899

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Depreciation expense was $37,447 and $111,139, respectively, for the three and nine months ended August 31, 2020 and $39,124 and $123,242, respectively, for the three and nine months ended August 31, 2019.

Goodwill:

	Technology Solutions	Concentrix	Total
Balance as of November 30, 2019	$425,076	$1,829,326	$2,254,402
Foreign exchange translation	(3,308)	6,198	2,890
Balance as of August 31, 2020	$421,768	$1,835,524	$2,257,292

Intangible assets, net:

	As of August 31, 2020			As of November 30, 2019
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,563,164	$(652,341)	$910,823	$1,546,349	$(522,083)	$1,024,266
Vendor lists	177,102	(78,100)	99,002	178,444	(66,954)	111,490
Technology	14,831	(10,523)	4,308	14,720	(8,998)	5,721
Other intangible assets	34,388	(17,353)	17,035	35,267	(14,532)	20,735
Total	$1,789,485	$(758,317)	$1,031,168	$1,774,780	$(612,567)	$1,162,212

Amortization expense was $46,828 and $140,320, respectively, for the three and nine months ended August 31, 2020 and $52,428 and $158,150, respectively, for the three and nine months ended August 31, 2019.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2020 (remaining three months)	$57,525
2021	173,532
2022	150,213
2023	131,762
2024	109,475
Thereafter	408,661
Total	$1,031,168

Other accrued liabilities:

	As of
	August 31, 2020	November 30, 2019
Customer advances and other customer liabilities	$398,571	$108,401
Current operating lease liabilities	178,723	—
Derivative instruments	143,514	87,406
Other accrued expenses and payables	536,352	527,909
Total	$1,257,160	$723,716

Other accrued expenses and payables includes accrued expenses, sales and value added tax accruals, sales return reserve, and other third-party liabilities.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plans, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2019	$(28,784)	$(46,932)	$(133,361)	$(209,077)
Other comprehensive income (loss) before reclassification	(8,768)	(24,772)	14,526	(19,013)
Reclassification of (gains) losses from Other comprehensive income (loss)	—	3,462	—	3,462
Balance as of August 31, 2020	$(37,552)	$(68,242)	$(118,835)	$(224,628)

Refer to Note 5 for the location of gains and losses reclassified from other comprehensive income (loss) to the Consolidated Statements of Operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustment and unrealized gains and losses on available-for-sale debt securities. Substantially, all of the balance at both November 30, 2019 and August 31, 2020 represents foreign currency translation adjustment.

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

Cash Flow Hedges

To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries with functional currencies that are not in U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the subsidiaries’ functional currencies. These instruments mature at various dates through August 2022. The Company also uses interest rate derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of Revenue from Services in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of “Cost of revenue” for “services” and/or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and Finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

Non-Designated Derivatives

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

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

 Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 6 — Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	August 31, 2020	November 30, 2019
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,429,429	$1,192,964
Other current assets	29,808	11,757
Other accrued liabilities	14,123	2,637
Interest rate swap (notional value)	$100,000	$100,000
Other assets, net	—	515
Other accrued liabilities	367	—
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$814,879	$563,654
Other current assets and other assets, net	38,288	14,523
Other accrued liabilities and other long-term liabilities	740	1,633
Interest rate swaps (notional value)	$1,500,000	$1,900,000
Other accrued liabilities	128,418	83,428

Volume of Activity

The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, Indian Rupee, the Euro, Canadian Dollar, British Pound, the Chinese Yuan, the Japanese Yen and the Brazilian Real that will be bought or sold at maturity. The term and notional amount of interest rate swaps are determined based on management’s assessment of future interest rates and other factors such as debt maturities. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

	Location of Gain (Loss)	Three Months Ended August 31,		Nine Months Ended August 31,
	in Income	2020	2019	2020	2019

Revenue for services		$1,158,421	$1,155,690	$3,403,305	$3,480,275
Cost of revenue for services		(747,809)	(731,472)	(2,206,256)	(2,196,212)
Selling, general and administrative expenses		(498,956)	(517,135)	(1,514,734)	(1,557,906)
Interest expense and finance charges, net		(28,749)	(42,945)	(99,046)	(127,695)
Other income (expense), net		(567)	(1,087)	3,280	19,764

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$34,764	$1,592	$35,795	$8,304
Interest rate swaps		(1,902)	(34,058)	(68,520)	(104,323)
Total		$32,862	$(32,466)	$(32,725)	$(96,020)

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Revenue for services	$—	$73	$—	$89
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	5,568	4,586	13,322	12,034
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	2,350	1,888	5,805	5,041
Gain (loss) reclassified from AOCI into income	Other income (expense), net	—	10	—	10
Interest rate swaps
Gain (loss) reclassified from AOCI into income	Interest expense and finance charges, net	(10,305)	(2,065)	(23,710)	(4,545)
Total		$(2,387)	$4,492	$(4,583)	$12,629

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	$24,972	$(1,286)	$32,512	$8,657
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	222	(807)	(882)	(2,984)
Total		$25,194	$(2,093)	$31,630	$5,673

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $9,002.

Offsetting of Derivatives

The Company’s derivative instruments are generally governed by standard International Swaps and Derivatives Association, Inc. master agreements, which generally do not require the Company to post any collateral, and specify netting rights, and other customary provisions including events of defaults and termination rights. In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Consolidated Balance Sheet, the total derivative asset and liability positions would have been reduced by $12,458 each as of August 31, 2020 and $6,003 each as of November 30, 2019.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2020				As of November 30, 2019
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$50,019	$50,019	$—	$—	$37,760	$37,760	$—	$—
Marketable equity securities	3,192	3,192	—	—	2,834	2,834	—	—
Foreign government bond	1,378	1,378	—	—	1,228	1,228	—	—
Forward foreign currency exchange contracts	68,096	—	68,096	—	26,280	—	26,280	—
Interest rate swaps	—	—	—	—	515	—	515	—
Liabilities:
Forward foreign currency exchange contracts	$14,863	$—	$14,863	$—	$4,270	$—	$4,270	$—
Interest rate swaps	128,785	—	128,785	—	83,428	—	83,428	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2020 and November 30, 2019.

The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

During the nine months ended August 31, 2020, there were no transfers between the fair value measurement category levels.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 7—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of August 31, 2020 and November 30, 2019, accounts receivable sold to and held by the financial institution under this program were $17,957 and $32,472, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and nine months ended August 31, 2020 and 2019, discount fees were not material to the Company’s results of operations.

SYNNEX Japan, the Company’s Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of August 31, 2020 and November 30, 2019 were $5,760 and $2,856, respectively.

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

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net sales financed	$584,901	$521,341	$1,512,429	$1,424,081
Flooring fees(1)	3,690	3,584	9,563	9,410

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of August 31, 2020 and November 30, 2019, accounts receivable subject to flooring agreements were $58,567 and $69,637, respectively.

NOTE 8—BORROWINGS:

Borrowings consist of the following:

	As of
	August 31, 2020	November 30, 2019
SYNNEX United States accounts receivable securitization arrangement	$—	$108,000
SYNNEX Japan credit facility - revolving line of credit component	72,696	5,936
SYNNEX United States credit agreement - revolving line of credit component	—	25,800
SYNNEX United States credit agreement - current portion of term loan component	60,000	60,000
SYNNEX United States term loan credit agreement - current portion	90,000	90,000
Other borrowings	21,418	9,233
Borrowings, current	$244,114	$298,969

SYNNEX Japan credit facility - term loan component	$66,088	$63,921
SYNNEX United States credit agreement - term loan component	975,000	1,020,000
SYNNEX United States term loan credit agreement	1,575,000	1,642,500
Other term debt	95	298
Long-term borrowings, before unamortized debt discount and issuance costs	$2,616,183	$2,726,719
Less: unamortized debt discount and issuance costs	(6,374)	(8,452)
Long-term borrowings	$2,609,809	$2,718,267

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

SYNNEX United States accounts receivable securitization arrangement

In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Prior to the amendment in May 2020 that is described in this paragraph, under the terms of the U.S. AR Arrangement, the Company’s subsidiary that is the borrower under this facility could borrow up to a maximum of $850,000 based upon eligible trade accounts receivable. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, prior to the May 2020 amendment, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum, was payable on the adjusted commitment of the lenders. In May 2020, the U.S. AR Arrangement was amended to revise the maximum borrowing amount to $650,000 and to extend the maturity date of the U.S. AR Arrangement to May 2022. The program fee payable on the used portion of the lenders’ commitment, was modified to accrue at 1.25% per annum in the case of lender groups who fund their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who fund their advances based on LIBOR (subject to a 0.50% per annum floor). The amendment also modified the facility fee payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150,000.

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

SYNNEX Canada accounts receivable securitization arrangement

SYNNEX Canada Limited (“SYNNEX Canada”), the Company's Technology Solutions subsidiary in Canada, has an accounts receivable securitization program with a bank to provide additional capital for its operations. In March 2020, SYNNEX Canada renewed this agreement to mature in May 2023. Under the terms of this program, SYNNEX Canada can borrow up to CAD100,000, or $76,628, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment up to an additional CAD50,000, or $38,314. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $45,977, and when the unused portion exceeds CAD60,000, or $45,977, a fee of 0.55% per annum of the unused portion of the commitment. As of both August 31, 2020 and November 30, 2019, there was no outstanding balance under this arrangement.

The Company has guaranteed the performance obligations of SYNNEX Canada under this facility.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $141,616. The credit agreement is comprised of a JPY7,000,000, or $66,088, term loan and a JPY8,000,000, or $75,529, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

Concentrix India revolving lines of credit facilities

The Company's Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. The Company guarantees the obligations under these credit facilities. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either August 31, 2020 or November 30, 2019.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

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

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $38,314. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both August 31, 2020 and November 30, 2019, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of August 31, 2020, commitments for these revolving credit facilities aggregated $83,335. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2020 exchange rates.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Future principal payments

As of August 31, 2020, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2020 (remaining three months)	$131,519
2021	216,274
2022	1,050,004
2023	1,462,500
Total	$2,860,297

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $31,021 and $105,017, respectively, for the three and nine months ended August 31, 2020, and $44,401 and $132,111, respectively, for the three and nine months ended August 31, 2019. The variable interest rates ranged between 0.74% and 4.95% during the three months ended August 31, 2020, and between 0.74% and 8.41% during the nine months ended August 31, 2020. During the three months ended August 31, 2019, the variable interest rate ranged between 0.87% and 10.74%, and between 0.70% and 11.38% during the nine months ended August 31, 2019.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2020, the Company was in compliance with all material covenants for the above arrangements.

NOTE 9—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Basic earnings per common share:
Net income	$134,464	$123,132	$314,008	$324,711
Less: net income allocated to participating securities(1)	(1,491)	(1,070)	(3,623)	(2,894)
Net income attributable to common stockholders	$132,973	$122,062	$310,385	$321,817

Weighted-average number of common shares - basic	50,890	50,601	50,851	50,661

Basic earnings per common share	$2.61	$2.41	$6.10	$6.35

Diluted earnings per common share:
Net income	$134,464	$123,132	$314,008	$324,711
Less: net income allocated to participating securities(1)	(1,481)	(1,066)	(3,602)	(2,883)
Net income attributable to common stockholders	$132,983	$122,066	$310,406	$321,828

Weighted-average number of common shares - basic	50,890	50,601	50,851	50,661
Effect of dilutive securities:
Stock options and restricted stock units	351	244	321	242
Weighted-average number of common shares - diluted	51,241	50,845	51,172	50,903

Diluted earnings per common share	$2.60	$2.40	$6.07	$6.32
Anti-dilutive shares excluded from diluted earnings per share calculation	41	121	83	120

(1)	Restricted stock awards granted to employees by the Company are considered participating securities.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 10—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Three months ended August 31, 2020
Revenue	$5,306,361	$1,163,694	$(5,273)	$6,464,782
External revenue	5,306,361	1,158,421		6,464,782
Operating income	132,373	76,763	—	209,136
Three months ended August 31, 2019
Revenue	$5,047,970	$1,160,928	$(5,240)	$6,203,659
External revenue	5,047,968	1,155,690		6,203,659
Operating income	138,830	70,025	—	208,855
Nine months ended August 31, 2020
Revenue	$13,858,313	$3,418,676	$(15,371)	$17,261,619
External revenue	13,858,313	3,403,305	—	17,261,619
Operating income	320,962	188,554	—	509,515
Nine months ended August 31, 2019
Revenue	$13,695,729	$3,495,076	$(14,805)	$17,176,000
External revenue	13,695,725	3,480,275	—	17,176,000
Operating income	352,594	192,879	—	545,473
Total assets as of August 31, 2020	$11,164,679	$5,110,950	$(3,012,522)	$13,263,107
Total assets as of November 30, 2019	$10,312,512	$4,645,475	$(3,260,027)	$11,697,960

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

Geographic information

The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the Concentrix legal entity that is party to the client contract. Shown below are the countries that accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Revenue:
United States	$4,650,397	$4,181,667	$11,576,670	$11,327,961
Others	1,814,385	2,021,992	5,684,948	5,848,039
Total	$6,464,782	$6,203,659	$17,261,619	$17,176,000

	As of
	August 31, 2020	November 30, 2019
Property and equipment, net:
United States	$279,008	$287,679
Philippines	69,315	63,421
Others	235,628	218,799
Total	$583,951	$569,899

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both August 31, 2020 and November 30, 2019, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of August 31, 2020. These shares are owned by the following entities:

As of August 31, 2020
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

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Purchases of inventories and services	$53,365	$41,989	$151,929	$120,093
Sale of products to MiTAC Holdings and affiliates	285	142	882	546
Rent and overhead costs incurred for use of facilities of MiTAC Holdings and affiliates	27	—	91	—

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	August 31, 2020	November 30, 2019
Receivable from related parties (included in Accounts receivable, net)	$15,841	$4,405
Payable to related parties (included in Accounts payable)	28,761	23,179

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

NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Company may make discretionary contributions under the plans. Employees in most of the Company's foreign subsidiaries are covered by government-mandated defined contribution plans. During the three and nine months ended August 31, 2020, the Company contributed $18,874 and $51,487, respectively, to defined contribution plans. During the three and nine months ended August 31, 2019, the Company contributed $11,052 and $34,596, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of August 31, 2020 and November 30, 2019, the deferred compensation liability balance was $5,511 and $5,389, respectively.

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

During the three and nine months ended August 31, 2020, net periodic pension costs were $3,995 and $10,171, respectively, and the Company’s contribution was $239 and $636, respectively. During the three and nine months ended August 31, 2019, net periodic pension costs were $6,204 and $11,678, respectively, and the Company’s contribution was $2,225 and $5,437, respectively. The plans were underfunded by $135,313 and $116,675 as of August 31, 2020 and November 30, 2019, respectively.

NOTE 13—EQUITY:

Share repurchase program

In June 2020, the Board of Directors authorized a three-year $400,000 share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2020, the Company had not repurchased any shares under this program.

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program, effective July 1, 2017, pursuant to which the Company could repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. Through the expiration of this program in June 2020, the Company had repurchased 875 shares at a total cost of $84,577. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

Dividends

On March 24, 2020, as a result of the unpredictable economic environment due to the impact of the COVID-19 pandemic, the Company announced the suspension of its quarterly dividend.

NOTE 14—LEASES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2034. The Company’s finance leases are not material.

The following table presents the various components of lease costs.

	Three Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2020
Operating lease cost	$61,354	$182,374
Short-term lease cost	1,753	8,574
Variable lease cost	11,941	31,500
Sublease income	(52)	(193)
Total operating lease cost	$74,996	$222,255

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of August 31, 2020:

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

Fiscal Years Ending November 30,
2020 (remaining three months)	$56,407
2021	200,153
2022	158,322
2023	111,850
2024	78,311
Thereafter	80,229
Total payments	$685,272
Less: imputed interest*	91,428
Total present value of lease payments	$593,844

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

During the three and nine months ended August 31, 2019, rent expense was $66,749 and $197,645, respectively. Sublease income was immaterial.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of August 31, 2020:

Operating leases	Balance sheet location	August 31, 2020
Operating lease ROU assets	Other assets, net	$540,990
Current operating lease liabilities	Other accrued liabilities	178,723
Non-current operating lease liabilities	Other long-term liabilities	415,121

The following table presents supplemental cash flow information related to the Company's operating leases for the nine months ended August 31, 2020. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Nine months ended
Cash flow information	August 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$168,954
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	77,506

The weighted-average remaining lease term and discount rate as of August 31, 2020 were as follows:

Operating lease term and discount rate	Operating Leases
Weighted-average remaining lease term (years)	4.13
Weighted-average discount rate	7.01%

Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of November 30, 2019 were as follows:

Fiscal Years Ending November 30,
2020	$213,649
2021	174,611
2022	132,778
2023	96,084
2024	66,753
Thereafter	71,351
Total minimum lease payments	$755,226

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2020 and 2019

(currency and share amounts in thousands, except per share amounts)

(unaudited)

NOTE 15— COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of August 31, 2020 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 7 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2020 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

NOTE 16— RISKS AND UNCERTAINTIES RELATED TO THE COVID-19 PANDEMIC:

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. These disruptions, which were most acute during the second quarter of fiscal year 2020, have impacted the Company’s business including Concentrix’ ability to support customer demand due to decreased workforce productivity and limiting the Technology Solutions segment’s ability to support end market demand due to supply chain disruptions. As a result, many of the estimates and assumptions used in preparation of these interim financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, the Company’s estimates may materially change in future periods.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report. Amounts in certain tables may not add or compute due to rounding.

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the impact of COVID-19, market trends, our business model and our services, our business and market strategy, our proposed separation of SYNNEX and Concentrix, including the timing and impact thereof, future growth, including expansion of our product and service lines, our employee hiring, retention of the ownership interest of MiTAC Holdings Corporation (“MiTAC Holdings”), in us and its impact, our revenue, including our products revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, productivity, our data center and contact center operations, use of technology at contact centers, ability to manage and communicate with international resources, scalability of customer management solutions, ability to meet demand, managing inventory and our shipping costs, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, the withdrawal of the UK from the EU, expansion of our operations and related effects, our strategic acquisitions and divestitures of businesses and assets, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our foreign subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, and our investments in working capital and personnel. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the impact of COVID-19 or coronavirus, or other pandemics, and the impact of related governmental, individual and business responses, including the ability of our staff to travel to work, our ability to maintain adequate inventories, delivery capabilities, the impact on our customers and supply chain, and the impact on demand in general, the proposed separation, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics (“CE”), industries, fluctuations in general economic and market conditions, change in the market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as may be required by law.

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

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific, Europe and Africa. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of August 31, 2020, we had over 252,000 full-time and temporary employees worldwide.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The impact of the COVID-19 pandemic on our business is discussed below and at other appropriate places in the discussion of the results of our operations for the three and nine months ended August 31, 2020:

‒The disruptions due to COVID-19 have impacted our business including logistics operations in our Technology Solutions segment and limited the productive ability of many of our associates in our Concentrix segment, particularly during the second quarter of fiscal year 2020. We have successfully transitioned a significant portion of our workforce in both segments to a remote working environment and implemented a number of safety and social distancing measures within our premises to protect the health and safety of associates who are required to be on-premise to support our business. As of August 31, 2020, the majority of our workforce across both segments was productive. During the three months ended August 31, 2020, we incurred net incremental costs associated with COVID-19 of approximately $21 million, of which Concentrix incurred net costs of approximately $13 million and Technology Solutions incurred net costs of approximately $8 million. During the nine months ended August 31, 2020, we incurred net incremental costs associated with COVID-19 of approximately $110 million, of which Concentrix incurred net costs of approximately $65 million and Technology Solutions incurred net costs of approximately $45 million. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, vendors or customers and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-Q, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

Critical Accounting Policies and Estimates

During the three and nine months ended August 31, 2020, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

See Note 2 to our Consolidated Financial Statements for impact of adoption of Accounting Standards Codification Topic 842, Leases, which revises various aspects of accounting for lease arrangements.

As of August 31, 2020, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

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

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Products revenue	82.08%	81.37%	80.28%	79.74%
Services revenue	17.92	18.63	19.72	20.26
Total revenue	100.00	100.00	100.00	100.00
Cost of products revenue	(77.48)	(76.51)	(75.49)	(74.97)
Cost of services revenue	(11.57)	(11.79)	(12.78)	(12.79)
Gross profit	10.95	11.70	11.73	12.25
Selling, general and administrative expenses	(7.72)	(8.34)	(8.78)	(9.07)
Operating income	3.24	3.37	2.95	3.18
Interest expense and finance charges, net	(0.44)	(0.69)	(0.57)	(0.74)
Other income (expense), net	(0.01)	(0.02)	0.02	0.12
Income before income taxes	2.78	2.66	2.40	2.55
Provision for income taxes	(0.70)	(0.67)	(0.58)	(0.66)
Net income	2.08%	1.98%	1.82%	1.89%

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

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2020 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

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

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. These non-GAAP financial measures also exclude amortization of intangible assets. Our acquisition activities have resulted in the recognition of intangible assets which consist primarily of customer relationships, vendor lists and technology. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our statements of operations within each segment. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the sale of our products and the services performed for our clients. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments which neither relate to the ordinary course of our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. As these non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures and should be used as a complement to, and in conjunction with data presented in accordance with GAAP.

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
	(in thousands, except per share amounts)
Consolidated
Revenue	$6,464,782	$6,203,659	$17,261,619	$17,176,000
Foreign currency translation	35,239		111,756
Revenue in constant currency	$6,500,021	$6,203,659	$17,373,375	$17,176,000

Operating income	$209,136	$208,855	$509,515	$545,473
Acquisition-related and integration expenses	4,163	9,200	22,701	53,582
Amortization of intangibles	46,828	52,428	140,320	158,149
Non-GAAP operating income	$260,127	$270,483	$672,536	$757,204

Operating margin	3.24%	3.37%	2.95%	3.18%
Non-GAAP operating margin	4.02%	4.36%	3.90%	4.41%

Net income	$134,464	$123,132	$314,008	$324,711
Interest expense and finance charges, net	28,749	42,945	99,046	127,695
Provision for income taxes	45,356	41,691	99,740	112,831
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses below)	37,446	38,597	110,981	119,004
Amortization of intangibles	46,828	52,428	140,320	158,149
EBITDA	$292,843	$298,793	$764,095	$842,390
Other (income) expense, net (excluding amounts included in acquisition-related and integration expenses below)	567	1,087	(3,798)	(19,593)
Acquisition-related and integration expenses	4,163	9,200	23,219	53,411
Adjusted EBITDA	$297,573	$309,080	$783,516	$876,208

Diluted EPS	$2.60	$2.40	$6.07	$6.32
Acquisition-related and integration expenses	0.08	0.18	0.45	1.04
Amortization of intangibles	0.90	1.02	2.71	3.08
Contingent consideration	—	—	—	(0.37)
Income taxes related to the above (1)	(0.25)	(0.30)	(0.80)	(1.08)
Non-GAAP diluted EPS	$3.33	$3.30	$8.43	$8.99

Technology Solutions
Revenue	$5,306,361	$5,047,970	$13,858,313	$13,695,729
Foreign currency translation	32,798		79,488
Revenue in constant currency	$5,339,159	$5,047,970	$13,937,801	$13,695,729

Operating income	$132,373	$138,830	$320,962	$352,594
Acquisition-related and integration expenses	—	—	—	981
Amortization of intangibles	9,995	10,999	30,130	32,968
Non-GAAP operating income	$142,368	$149,829	$351,092	$386,543

Operating margin	2.49%	2.75%	2.32%	2.57%
Non-GAAP operating margin	2.68%	2.97%	2.53%	2.82%

Net income	$85,531	$87,778	$204,237	$236,080
Interest expense and finance charges, net	19,747	17,775	59,531	55,725
Provision for income taxes	27,119	29,739	56,189	77,873
Depreciation	5,937	5,875	17,650	16,719
Amortization of intangibles	9,995	10,999	30,130	32,968
EBITDA	$148,329	$152,166	$367,737	$419,365
Other (income) expense, net	(25)	3,538	1,004	(17,083)
Acquisition-related and integration expenses	—	—	—	981
Adjusted EBITDA	$148,304	$155,704	$368,741	$403,263

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
	(in thousands, except per share amounts)
Concentrix
Revenue	$1,163,694	$1,160,928	$3,418,676	$3,495,076
Foreign currency translation	2,441		32,268
Revenue in constant currency	$1,166,135	$1,160,928	$3,450,944	$3,495,076

Operating income	$76,763	$70,025	$188,554	$192,879
Acquisition-related and integration expenses	4,163	9,200	22,701	52,601
Amortization of intangibles	36,833	41,429	110,190	125,181
Non-GAAP operating income	$117,759	$120,654	$321,445	$370,661

Operating margin	6.60%	6.03%	5.52%	5.52%
Non-GAAP operating margin	10.12%	10.39%	9.40%	10.61%

Net income	$48,933	$35,354	$109,771	$88,631
Interest expense and finance charges, net	9,002	25,170	39,515	71,970
Provision for income taxes	18,236	11,952	43,551	34,958
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses below)	31,509	32,722	93,331	102,285
Amortization of intangibles	36,833	41,429	110,190	125,181
EBITDA	$144,513	$146,627	$396,358	$423,025
Other (income) expense, net (excluding amounts included in acquisition-related and integration expenses below)	592	(2,450)	(4,802)	(2,510)
Acquisition-related and integration expenses	4,163	9,200	23,219	52,430
Adjusted EBITDA	$149,268	$153,377	$414,775	$472,945

(1)	The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods.

Three and Nine Months Ended August 31, 2020 and 2019

Revenue

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2020	August 31, 2019	Change	August 31, 2020	August 31, 2019	Change
	(in thousands)			(in thousands)
Revenue	$6,464,782	$6,203,659	4.2%	$17,261,619	$17,176,000	0.5%
Technology Solutions revenue	5,306,361	5,047,970	5.1%	13,858,313	13,695,729	1.2%
Concentrix revenue	1,163,694	1,160,928	0.2%	3,418,676	3,495,076	(2.2)%
Inter-segment elimination	(5,273)	(5,240)		(15,371)	(14,805)

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

Revenue in our Technology Solutions segment increased during the three and nine months ended August 31, 2020, compared to the prior year periods, due to a demand for technology equipment as COVID-19 related government mandated shelter-in-place restrictions during the second and third quarters of fiscal year 2020 led to increased needs for work-at-home, learn-at-home and related solutions. The increase in Technology Solutions revenue during the nine months ended August 31, 2020, compared to the prior year period was partially offset by a decline in integration-based server solutions in the first half of fiscal year 2020.

Revenue in our Concentrix segment during the three months ended August 31, 2020 increased slightly due to growth with technology, retail and e-commerce clients, partially offset by lower demand from media, communications, travel, tourism and automotive clients. Revenue for the nine months ended August 31, 2020 decreased compared to the prior period primarily due to the impact of COVID-19 related government mandated shelter in place restrictions in several countries in the world. These restrictions adversely impacted our revenue due to the inability of a significant number of our associates to work despite client demand. This impact was most acute in the second quarter of 2020.

Our revenue for the nine months ended August 31, 2020 was also adversely impacted by lower demand from media, communications, travel, tourism and automotive clients, partially offset by an increase in demand from technology, financial services, retail, e-commerce and government clients. In addition, revenue during the three and nine months ended August 31, 2020 decreased compared to prior periods due to adverse translation effects of foreign currencies.

Gross Profit

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2020	August 31, 2019	Change	August 31, 2020	August 31, 2019	Change
	(in thousands)			(in thousands)
Gross profit	$708,092	$725,990	(2.5)%	$2,024,249	$2,103,379	(3.8)%
Gross margin	10.95%	11.70%		11.73%	12.25%
Technology Solutions gross profit	$297,480	$301,774	(1.4)%	$827,201	$819,319	1.0%
Technology Solutions gross margin	5.61%	5.98%		5.97%	5.98%
Concentrix gross profit	$412,533	$426,181	(3.2)%	$1,202,893	$1,290,017	(6.8)%
Concentrix gross margin	35.45%	36.71%		35.19%	36.91%
Inter-segment elimination	$(1,922)	$(1,964)		$(5,845)	$(5,957)

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

Technology Solutions gross profit and margin decreased during the three months ended August 31, 2020, as compared to the prior year period, primarily due to lower margins driven by the product mix from our projects and integration-based server solutions.

Technology Solutions gross profit increased, during the nine months ended August 31, 2020, as compared to the prior year period, driven by strong demand for technology products as COVID-19 related government mandated shelter-in-place restrictions during the second and third quarters of fiscal year 2020 led to a greater need for work-at-home, learn-at-home and related solutions. This increase was partially offset by lower margins driven by product mix from our projects and integration-based server solutions.

Our Concentrix segment’s gross profit and margin decreased during the three and nine month periods ended August 31, 2020 as compared to the prior periods due to a decrease in revenue and an incremental impact of $9 million and $55 million, respectively, related to COVID-19 related non-productive workforce costs. In addition, gross margin was temporarily impacted by decreased productivity as we transitioned our workforce to work-from-home.

Selling, General and Administrative Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2020	August 31, 2019	Change	August 31, 2020	August 31, 2019	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$498,956	$517,135	(3.5)%	$1,514,734	$1,557,906	(2.8)%
Percentage of revenue	7.72%	8.34%		8.78%	9.07%
Technology Solutions selling, general and administrative expenses	$165,107	$162,944	1.3%	$506,239	$466,725	8.5%
Percentage of Technology Solutions revenue	3.11%	3.23%		3.65%	3.41%
Concentrix selling, general and administrative expenses	$335,770	$356,155	(5.7)%	$1,014,339	$1,097,139	(7.5)%
Percentage of Concentrix revenue	28.85%	30.68%		29.67%	31.39%
Inter-segment elimination	$(1,922)	$(1,964)		$(5,845)	$(5,957)

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

During the three and nine months ended August 31, 2020, selling, general and administrative expenses in our Technology Solutions segment increased in absolute dollars compared to the prior year period, primarily due to an increase in allowance for doubtful accounts and higher salaries and employee related expenses due to COVID-19, partially offset by a decrease in amortization of intangible assets and acquisition-related and integration expenses. Incremental costs related to COVID-19 were approximately $8 million and $45 million for the three and nine months ended August 31, 2020.

Concentrix segment selling, general and administrative expenses for the three and nine month periods ended August 31, 2020 decreased in absolute dollars and as a percentage of revenue, compared to the prior year periods, due to lower facility and employee costs pursuant to Convergys acquisition-related integration and facility rationalization under taken in fiscal year 2019, a decrease in the amortization of intangible assets of $4.6 million and $14.0 million for the three and nine month periods ended August 31, 2020, compared to the respective prior periods and a decrease in acquisition-related and integration expenses of $5.0 million and $29.2 million for these same periods. These decreases were offset by incremental COVID-19 cost of $4 million and $10 million for these same periods.

Operating Income

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2020	August 31, 2019	Change	August 31, 2020	August 31, 2019	Change
	(in thousands)			(in thousands)
Operating income	$209,136	$208,855	0.1%	$509,515	$545,473	(6.6)%
Operating margin	3.24%	3.37%		2.95%	3.18%
Technology Solutions operating income	$132,373	$138,830	(4.7)%	$320,962	$352,594	(9.0)%
Technology Solutions operating margin	2.49%	2.75%		2.32%	2.57%
Concentrix operating income	$76,763	$70,025	9.6%	$188,554	$192,879	(2.2)%
Concentrix operating margin	6.60%	6.03%		5.52%	5.52%

Operating income and margin in our Technology Solutions segment decreased during the three and nine months ended August 31, 2020, compared to the prior year periods, primarily due to product mix, as well as COVID-19 related incremental costs associated with allowances for doubtful accounts and higher salary and employee related costs.

Operating income and margin in our Concentrix segment increased during the three month period ended August 31, 2020 primarily due to lower acquisition-related and integration expenses and lower amortization of intangible assets partially offset by the impact of COVID-19 related revenue decreases and incremental costs. Operating income decreased during the nine months ended August 31, 2020 compared to the comparable prior period reflecting the decrease in revenue and COVID-19 related incremental costs as discussed above. Operating margin was unchanged across the two periods as the decrease in gross profit was offset by a reduction in selling, general and administrative expenses as a percent of revenue as discussed above.

Interest Expense and Finance Charges, Net

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2020	August 31, 2019	Change	August 31, 2020	August 31, 2019	Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$28,749	$42,945	(33.1)%	$99,046	$127,695	(22.4)%
Percentage of revenue	0.44%	0.69%		0.57%	0.74%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

During the three and nine months ended August 31, 2020, our interest expense and finance charges, net, decreased compared to the prior year period, due to lower interest expense as a result of reduction of approximately $700 million in our average borrowings during fiscal year 2020, as compared to the prior year periods, as well as a lower interest rate environment. Approximately 56% of our outstanding borrowings at August 31, 2020 have been economically converted to fixed-rate debt through interest rate swaps.

Other Income (Expense), Net

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2020	August 31, 2019	Change	August 31, 2020	August 31, 2019	Change
	(in thousands)			(in thousands)
Other income (expense), net	$(567)	$(1,087)	47.8%	$3,280	$19,764	83.4%
Percentage of revenue	(0.01)%	(0.02)%		0.02%	0.12%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses, such as settlements received from class actions lawsuits.

Other income (expense), net, which was a net expense during the three months ended August 31, 2020, was consistent with the prior year period.

Other income (expense), net, which was a net income during the nine months ended August 31, 2020, decreased compared to the prior year period, primarily due to a $19.0 million gain recorded in fiscal year 2019 upon the settlement of contingent consideration related to our acquisition of Westcon-Comstor Americas in fiscal year 2017. This decrease was partially offset by a $3.5 million gain recorded in fiscal year 2020, upon reversal of certain tax indemnification provisions set up at the time of disposition of a subsidiary in a prior year.

Provision for Income Taxes

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2020	August 31, 2019	Change	August 31, 2020	August 31, 2019	Change
	(in thousands)			(in thousands)
Provision for income taxes	$45,356	$41,691	8.8%	$99,740	$112,831	(11.6)%
Percentage of income before income taxes	25.22%	25.29%		24.11%	25.79%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.

During the three months ended August 31, 2020, our income tax expense increased due to an increase in our income before income taxes. The effective tax rate was consistent with the prior year period.

During the nine months ended August 31, 2020, our income tax expense decreased compared to the prior year period primarily due to a decrease in our income before income taxes as a result of the economic impact of COVID-19 during the first half of fiscal year 2020, as well as a lower effective tax rate. The effective tax rate for the nine months ended August 31, 2020, was lower compared to the prior year period, due to the benefit from exercising of employee stock options and reversal of uncertain tax positions. The comparative decrease in the effective tax rate for the nine months ended August 31, 2020 was partially offset by the favorable impact of a nontaxable contingent consideration gain recorded in the prior year period related to the fiscal year 2017 Westcon-Comstor Americas acquisition.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		August 31, 2020	November 30, 2019	August 31, 2019
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue (products and services)	(a)	$6,464,782	$6,581,293	$6,203,659
Accounts receivable	(b)	3,580,970	3,926,709	3,452,976
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	51	54	51

Days inventory outstanding ("DIO")
Cost of revenue (products and services)	(d)	$5,756,690	$5,786,754	$5,477,669
Inventories	(e)	2,832,607	2,547,224	2,787,159
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	45	40	47

Days payable outstanding ("DPO")
Cost of revenue (products and services)	(g)	$5,756,690	$5,786,754	$5,477,669
Accounts payable	(h)	3,655,215	3,149,443	2,932,046
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	58	50	49

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	38	44	49

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Concentrix working capital is primarily comprised of accounts receivable. Our cash conversion cycle was 38 days and 49 days as of August 31, 2020 and 2019, respectively. The decrease was primarily due to faster turnover of our inventories and the timing of payments of accounts payables.

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

Net cash provided by operating activities was $1.547 billion during the nine months ended August 31, 2020, primarily due to net income of $314.0 million, adjustments for non-cash items of $320.9 million, decreases in accounts receivable of $280.5 million and receivables from vendors of $44.7 million, an increase in accounts payable of $454.3 million and a net change of $415.4 million in other operating assets and liabilities. These cash inflows were partially offset by an increase in inventories of $282.7 million. The decrease in accounts receivable and vendor receivables is primarily due to lower revenue in both segments during the three months ended August 31, 2020 compared to a seasonally high fourth quarter of fiscal year 2019 as well as an improvement in our collections. Notwithstanding the current economic uncertainties due to the impact of COVID-19, DSO in our Technology Solutions segment also decreased by approximately 3 days from the end of fiscal year 2019. The increase in accounts payable and cash inflow from changes in other operating assets and liabilities reflects primarily efficient working capital management and prepayments from customers received in our Technology Solutions segment. The increase in inventories was driven by purchases related to larger projects in the second fiscal quarter which were transacted in the third fiscal quarter, with further shipments expected in subsequent quarters. The adjustments for non-cash items consist primarily of amortization and depreciation, provision for doubtful accounts, share-based compensation expense, unrealized foreign exchange losses and a deferred tax benefit.

Net cash provided by operating activities was $202.5 million during the nine months ended August 31, 2019, primarily due to net income of $324.7 million, adjustments for non-cash items of $295.1 million, and a decrease in accounts receivable of $148.1 million. These cash inflows were partially offset by an increase in inventories of $390.0 million, a decrease in accounts payable of $119.6 million, and a net change in other operating assets and liabilities of $69.1 million. The decrease in accounts receivable and accounts payable was primarily due to timing of collections and payments, respectively. Accounts receivable was also lower due to lower days’ sales outstanding compared to the fourth quarter of fiscal year 2018. The increase in inventories was primarily due to strong demand for our systems design and integration solutions business, where we carry higher levels of inventories, and higher anticipated seasonal demand in the fourth quarter. The adjustments for non-cash items consist primarily of amortization and depreciation, provision for doubtful accounts, stock-based compensation expense, a $19.0 million gain recorded upon the settlement of contingent consideration related to our Westcon-Comstor Americas acquisition in fiscal year 2017, and deferred tax benefit.

Net cash used in investing activities during the nine months ended August 31, 2020 was $137.5 million, primarily due to capital expenditures of $127.3 million related to infrastructure investments to support growth in both of our business segments and $4.9 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition, being paid in accordance with the original vesting schedule.

Net cash used in investing activities during the nine months ended August 31, 2019 was $102.3 million, primarily due to capital expenditures of $93.4 million related to infrastructure investments to support growth in both of our business segments and $8.6 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition.

Net cash used in financing activities during the nine months ended August 31, 2020 was $187.8 million, representing primarily a pay down of our revolving lines of credit with cash generated from operations and scheduled quarterly repayments of our term loans aggregating $168.4 million. In addition, we paid dividends of $20.8 million in January 2020, prior to suspension of our dividends program due to the COVID-19 related economic uncertainties in March 2020.

Net cash used in financing activities during the nine months ended August 31, 2019 was $298.4 million primarily due to net repayments under our borrowing arrangements of $214.1 million. Cash generated from operations was used to pay down revolving lines of credit. During the nine months ended August 31, 2019, the Company drew the last tranche of $250.0 million under a term loan facility obtained in fiscal year 2018 for the Convergys acquisition for the settlement of the remaining amount of convertible debentures assumed as part of the acquisition and the remainder was used for working capital. The Company also returned cash to stockholders in the form of $57.5 million of dividend payments and $15.2 million of repurchases of our common stock, and $14.0 million of cash was used to pay the contingent consideration related to our Westcon-Comstor Americas acquisition.

Capital Resources

Our cash and cash equivalents totaled $1.452 billion and $225.5 million as of August 31, 2020 and November 30, 2019, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $397.5 million and $219.7 million as of August 31, 2020 and November 30, 2019, respectively. Our cash and cash equivalents held by foreign subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

Historically, we have renewed our accounts receivable securitization programs and our credit facility agreements described below on, or prior to, their respective expiration dates. We have no reason to believe that these and other arrangements will not be renewed or replaced as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.

On-Balance Sheet Arrangements

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Prior to the amendment in May 2020 described in this paragraph, under the terms of the U.S. AR Arrangement, which had a maturity date of May 2020, our subsidiary, which is the borrower under this facility, could borrow up to a maximum of $850.0 million based upon eligible trade accounts receivable. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that included prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, prior to the May 2020 amendment, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum was payable on the adjusted commitment of the lenders. In May 2020, the U.S. AR Arrangement was amended to revise the maximum borrowing amount to $650,000 and to extend the maturity date of the U.S. AR Arrangement to May 2022. The program fee payable on the used portion of the lenders’ commitment, was modified to accrue at 1.25% per annum in the case of lender groups who fund their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who fund their advances based on LIBOR (subject to a 0.50% per annum floor). The amendment also modified the facility fee payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150.0 million.

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of August 31, 2020, there were no borrowings outstanding under this facility. As of November 30, 2019, $108.0 million was outstanding under the U.S. AR Arrangement.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, as renewed in March 2020, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $76.6 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2023. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $38.3 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. We guarantee the performance obligations of SYNNEX Canada under this arrangement. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $46.0 million, and when the unused portion exceeds CAD60.0 million, or $46.0 million, a fee of 0.55% per annum on the remaining unused commitment. As of both August 31, 2020 and November 30, 2019, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $141.6 million. The credit agreement is comprised of a JPY7.0 billion, or $66.1 million, term loan and a JPY8.0 billion, or $75.5 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of August 31, 2020 and November 30, 2019, the balances outstanding under the term loan component of these facilities were $66.1 million and $63.9 million, respectively. As of August 31, 2020 and November 30, 2019, $72.7 million and $5.9 million, respectively, was outstanding under the revolving credit facility.

Indian subsidiaries of our Concentrix segment have credit facilities with a financial institution to borrow up to an aggregate amount of $22.0 million. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. We guarantee the obligations under these credit facilities. These credit facilities can be terminated at any time by our Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either August 31, 2020 or November 30, 2019.

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan is repayable in quarterly installments of $15.0 million, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of August 31, 2020 and November 30, 2019, the balance outstanding under the term loan component of the U.S. Credit Agreement was $1.0 billion and $1.1 billion, respectively. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of August 31, 2020. As of November 30, 2019, the balance outstanding under the revolving line of credit component of the U.S. Credit Agreement was $25.8 million.

We have a secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, in the original principal amount of $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023.The outstanding principal amount of the term loans is payable in quarterly installments of $22.5 million, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of both August 31, 2020 and November 30, 2019, the balance outstanding under the U.S. Term Loan Credit Agreement was $1.7 billion.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $38.3 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both August 31, 2020 and November 30, 2019, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of August 31, 2020, commitments for these revolving credit facilities aggregated $83.3 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are generally guaranteed by us or secured by eligible accounts receivable. As of August 31, 2020 and November 30, 2019, the balances outstanding under these revolving credit facilities were $19.2 million and $6.0 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2020 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At August 31, 2020 and November 30, 2019, we had a total of $23.7 million and $35.3 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2020, we were in compliance with all material covenants for the above arrangements, and we do not believe we are at material risk of not meeting such covenants.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, payments for our operating lease commitments and repatriation tax under the TCJA which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt. As of August 31, 2020, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. For more information on our future minimum rental obligations under non-cancellable lease agreements as of August 31, 2020, see Note 14 to the Consolidated Financial Statements.

Guarantees

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through August 31, 2020 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of August 31, 2020 and November 30, 2019, accounts receivable subject to flooring arrangements was $58.6 million and $69.6 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 7 to the Consolidated Financial Statements.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both August 31, 2020 and November 30, 2019, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of August 31, 2020
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

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $53.4 million and $151.9 million during the three and nine months ended August 31, 2020, respectively, and totaling $42.0 million and $120.1 million, respectively, during the three and nine months ended August 31, 2019. Our sales to MiTAC Holdings and its affiliates totaled $0.3 million and $0.9 million during the three and nine months ended August 31, 2020, respectively, and totaled $0.1 million and $0.5 million, respectively, during the three and nine months ended August 31, 2019. In addition, we paid rent and overhead costs for the use of the facilities of MiTAC Holdings and its affiliates amounting to $27.0 thousand and $91.0 thousand during the three and nine months ended August 31, 2020. There were no rent and overhead costs during the three and nine months ended August 31, 2019.

As of August 31, 2020 and November 30, 2019, our payables to MiTAC Holdings and its affiliates were $28.8 million and $23.2 million, respectively. As of August 31, 2020 and November 30, 2019, our receivables from MiTAC Holdings and its affiliates were $15.8 million and $4.4 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk during the nine months ended August 31, 2020 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of coronavirus, COVID-19. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. This has adversely impacted our results of operations during the nine months ended August 31, 2020. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, the effect on our customers and clients and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our customers’ and clients’ offices and facilities all of which are uncertain and cannot be predicted. We could also face legal, reputational and financial risks if we fail to protect customer and internal data from security breaches or cyberattacks.

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

ITEM 6. Exhibits

Exhibit Number	Description of Document

10.1	Forms of incentive award agreements related to the 2020 SYNNEX Corporation Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: October 9, 2020

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)